Form 10-Q
period 1996-05-31
CELLSTAR CORP
filed 1996-07-15
CIK 913590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                                       or


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission File Number 0-22972


                              CELLSTAR CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                   75-2479727
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)

                             1730 Briercroft Court
                            Carrollton, Texas  75006
                            Telephone (214) 466-5000


              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X  No
                                     ---   --


On July 10, 1996, there were 19,273,562 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
- ------   ---------------------                                            ------

Item 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS
        May 31, 1996 (unaudited) and November 30, 1995                        3

        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
        Three and Six months ended May 31, 1996 and 1995                      4

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
        Six months ended May 31, 1996                                         5

        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        Six months ended May 31, 1996 and 1995                                6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited)                                                           7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION
- -------   -----------------

Item 1. LEGAL PROCEEDINGS                                                    17

Item 2. CHANGES IN SECURITIES                                                17

Item 3. DEFAULTS UPON SENIOR SECURITIES                                      17

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  18

Item 5. OTHER INFORMATION                                                    19

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                     19


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                         May 31,    November 30,
                                                          1996          1995
                                                       ----------   -----------
                                                       (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                            $   23,572       31,508
  Accounts receivable (less allowance for doubtful
   accounts of $7,600 and $3,738, respectively)           123,558      125,079
  Inventories                                              85,505      109,287
  Deferred income taxes                                     1,311        3,158
  Prepaid expenses                                          1,814        2,124
                                                          -------      -------
     Total current assets                                 235,760      271,156
Property and equipment, net                                23,539       23,549
Goodwill (less accumulated amortization of $874
 and $437, respectively)                                   17,053       17,047
Other assets                                                2,486        3,169
                                                          -------      -------
                                                       $  278,838      314,921
                                                          =======      =======


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                     $   55,849       78,758
  Notes payable to financial institutions                  89,601       98,603
  Accrued expenses                                         12,225        8,446
  Income taxes payable                                      5,368       10,355
  Current portion of long-term debt                           554          584
                                                          -------      -------
     Total current liabilities                            163,597      196,746
Long-term debt, less current portion                        6,606        6,880
                                                          -------      -------
     Total liabilities                                    170,203      203,626
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 19,274,000 shares issued and
   outstanding                                                193          193
  Additional paid-in capital                               68,167       68,167
  Common stock warrants                                         4            4
  Foreign currency translation adjustments                 (4,247)      (3,901)
  Retained earnings                                        44,518       46,832
                                                          -------      -------
     Total stockholders' equity                           108,635      111,295
                                                          -------      -------

                                                       $  278,838      314,921
                                                          =======      =======

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (in thousands, except per share data)


                                     Three months          Six months
                                     ended May 31,        ended May 31,
                                    1996       1995      1996      1995
                                  --------   --------  --------  --------
Revenues:
 Net product sales              $  202,624    157,152   377,489   327,518
 Activation income                  19,459     17,577    46,332    35,190
 Residual income                     3,488      3,043     6,725     5,941
                                  --------    -------   -------   -------
   Total revenues                  225,571    177,772   430,546   368,649

Cost of sales                      195,943    154,546   368,913   321,573
                                  --------    -------   -------   -------
   Gross profit                     29,628     23,226    61,633    47,076

Operating expenses:
 Selling, general and
  administrative expenses           31,681     16,726    60,587    34,246
                                  --------    -------   -------   -------

   Operating income (loss)          (2,053)     6,500     1,046    12,830
                                  --------    -------   -------   -------

Other income (expenses):
 Interest expense                   (2,436)    (1,029)   (4,975)   (1,750)
 (Undistributed loss)
  equity in earnings of
  joint ventures                      (256)     1,717      (651)    3,343
 Other, net                            335       (124)    1,166      (105)
                                  --------    -------   -------   -------
   Total other income (expenses)    (2,357)       564    (4,460)    1,488
                                  --------    -------   -------   -------

   Income (loss) before
    income taxes                    (4,410)     7,064    (3,414)   14,318

(Benefit) provision for
 income taxes                       (1,358)     1,901    (1,100)    4,012
                                  --------    -------   -------   -------

    Net income (loss)           $   (3,052)     5,163    (2,314)   10,306
                                  ========    =======   =======   =======

Net income (loss) per share     $    (0.16)      0.28     (0.12)     0.56
                                  ========    =======   =======   =======

Weighted average number of
 shares outstanding                 19,274     18,561    19,274    18,560
                                  ========    =======   =======   =======


See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six months ended May 31, 1996
                                  (Unaudited)
                                 (in thousands)

                                                                                     Foreign
                                                           Additional   Common       currency
                                           Common stock     paid-in      stock      translation   Retained
                                           ------------
                                          Shares  Amount    capital     warrants    adjustments   earnings    Total
                                          ------  ------    -------     --------    -----------   --------    -----

Balance at November 30, 1995             19,274   $  193    68,167             4     (3,901)     46,832     111,295

  Net loss                                    -        -         -             -          -      (2,314)     (2,314)

  Foreign currency translation
   adjustments                                -        -         -             -       (346)          -        (346)
                                         ------   ------    ------       -------     ------      ------     -------

Balance at May 31, 1996                  19,274   $  193    68,167             4     (4,247)     44,518     108,635
                                         ======   ======    ======       =======     ======      ======     =======




See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                     Six months ended May 31, 1996 and 1995
                                  (Unaudited)
                                 (in thousands)

                                                              1996       1995
                                                            --------   --------
Cash flows from operating activities:
 Net income (loss)                                          $ (2,314)   10,306
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                              2,725     1,294
    Deferred income taxes                                      1,847       860
    Undistributed loss (equity in earnings) of joint
     ventures                                                    651    (3,343)
    Changes in certain operating assets and liabilities:
       Accounts receivable                                     1,175   (16,225)
       Inventories                                            24,953   (25,263)
       Prepaid expenses                                          310      (777)
       Other assets                                             (247)      (27)
       Accounts payable                                      (24,080)   (5,119)
       Income taxes payable                                   (4,987)      (64)
       Accrued expenses                                        3,336       567
                                                            --------   -------
         Net cash provided by (used in)
          operating activities                                 3,369   (37,791)
                                                            --------   -------

Cash flows from investing activities:
  Purchases of property and equipment                         (1,999)   (4,897)
  Purchase of equity investment in joint venture                   -      (700)
                                                            --------   -------
         Net cash used in investing activities                (1,999)   (5,597)
                                                            --------   -------


Cash flows from financing activities:
   Net (payments) borrowings on notes payable to
    financial institutions                                    (9,002)   30,916
   Net proceeds from issuance of common stock and common
    stock warrants                                                 -        40
   Principal payments on long-term debt                         (304)     (138)
                                                            --------   -------
         Net cash provided by (used in)
          financing activities                                (9,306)   30,818
                                                            --------   -------

Net decrease in cash and cash equivalents                     (7,936)  (12,570)
Cash and cash equivalents at beginning of period              31,508    13,970
                                                            --------   -------
Cash and cash equivalents at end of period                  $ 23,572     1,400
                                                            ========   =======

Supplemental cash flow information:
   Interest paid                                            $  5,321     1,786
                                                            ========   =======
   Income taxes paid                                        $  1,184     3,216
                                                            ========   =======




See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1) Basis of Presentation
    ---------------------

    Although interim consolidated financial statements of CellStar Corporation (the "Company") are unaudited, it is the opinion of the Company's management that all recurring adjustments necessary for a fair statement of the results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of the results that may be expected for the entire year.

    These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

(2) Geographic Area Information
    ---------------------------

    The Company operates predominately within one business segment, wholesale and retail sales of cellular phones and related products and services. Financial information by geographic area as of and for the six months ended May 31, 1996 and 1995, is as follows (in thousands):

                               United               South     Asia-
                               States     Mexico   America   Pacific    Total
                             ----------  --------  --------  --------  --------
    May 31, 1996:
     Total revenues, net of
      intercompany amounts    $239,285    19,263    42,225   129,773   430,546
     Intercompany sales
      (purchases)               25,006    (6,893)  (17,289)     (824)        -
     Income (loss) before
      income taxes              (7,277)      983    (6,134)    9,014    (3,414)
     Net income (loss)          (5,284)    1,027    (4,591)    6,534    (2,314)
     Identifiable assets       140,235    11,146    52,263    75,194   278,838

    May 31, 1995:
     Total revenues, net of
      intercompany amounts    $275,544    27,058    56,606     9,441   368,649
     Intercompany sales
      (purchases)               41,517   (13,021)  (28,168)     (328)        -
     Income (loss) before
      income taxes              12,077    (2,638)    1,221     3,658    14,318
     Net income (loss)           7,529    (1,631)      868     3,540    10,306
     Identifiable assets       151,372    10,073    50,828     9,350   221,623

    The Company classifies export sales to its foreign nonconsolidated joint ventures as revenues attributable to its United States operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      CellStar Corporation (the "Company" or "CellStar") reported a net loss for the quarter ended May 31, 1996. The loss was attributable primarily to unprofitable growth in its Communication Centers in Sam's Club locations and to unusual operating and foreign currency losses associated with its international operations.

      The Company has grown dramatically over the last five years with compound revenue growth of 63.0%. While the Company believes that the worldwide market for wireless telecommunications products will be strong in the future and plans to participate in this worldwide market, due to increased competition and other factors, the Company may not be able to sustain the growth rates that have been achieved historically. In addition, as the market for wireless communications products matures, the Company expects greater seasonality in the sales of its products than previously recorded.

      The Company announced in April 1996 that it was encountering problems with its financial control systems. At that time, CellStar initiated a program to build stronger financial and information technology control systems. The initial focus has been on materials management, international operations and information technology. The Company expects to see positive impact from these important steps by the end of the 1996 fiscal year.

      The Company primarily relies on cash generated from operations and borrowings under existing credit facilities to fund working capital, capital expenditures and expansions. CellStar believes that its current cash resources will be adequate to meet the Company's capital needs in the near term. The Company also believes that long-term capital will be required over time to allow CellStar to grow and anticipates that such funding will be available. See "Liquidity and Capital Resources."

      The Company has entered into a non-binding letter of intent with a Fortune 500 telecommunications company for the sale of the Company's Communication Centers located in Sam's Clubs. The definitive terms of the proposed sale have not been finalized, and, therefore, the impact of such sale on the Company's future operations cannot be determined at this time. In the event that the proposed sale is not consummated, the Company intends to pursue other alternatives available to it with respect to its operations in Sam's Clubs.

Results of Operations

      The following table sets forth certain unaudited consolidated statement of operations data for the Company expressed as a percentage of total revenues for the three and six months ended May 31, 1996 and 1995:

                                      Three months          Six months
                                      ended May 31,        ended May 31,
                                      1996     1995        1996     1995
                                     -------  ------      ------   ------
Revenues:
 Net product sales                     89.8%    88.4%      87.7%    88.8%
 Activation income                      8.6      9.9       10.8      9.6
 Residual income                        1.6      1.7        1.5      1.6
                                      -----    -----      -----    -----
   Total revenues                     100.0    100.0      100.0    100.0
Cost of sales                          86.9     86.9       85.7     87.2
                                      -----    -----      -----    -----
   Gross profit                        13.1     13.1       14.3     12.8
Selling, general and
 administrative expenses               14.0      9.4       14.1      9.3
                                      -----    -----      -----    -----
   Operating income (loss)             (0.9)     3.7        0.2      3.5
                                      -----    -----      -----    -----
Other income (expenses):
 Interest expense                      (1.1)    (0.6)      (1.2)    (0.5)
 (Undistributed loss) equity
  in earnings
  of joint ventures                    (0.1)     1.0       (0.1)     0.9
 Other, net                             0.2     (0.1)       0.3        -
                                      -----    -----      -----    -----
   Total other income
    (expenses)                         (1.0)     0.3       (1.0)     0.4
                                      -----    -----      -----    -----
   Income (loss) before income
    taxes                              (1.9)     4.0       (0.8)     3.9
(Benefit) provision for income
 taxes                                 (0.6)     1.1       (0.3)     1.1
                                      -----    -----      -----    -----
   Net income (loss)                   (1.3)%    2.9%      (0.5)%    2.8%
                                      =====    =====      =====    =====

          The Company classifies revenues generated by its majority-owned foreign subsidiaries as revenues attributable to its international operations and classifies export sales to its foreign nonconsolidated ventures as revenues attributable to its domestic operations. The amount of net revenues and their percentages of the Company's domestic and international revenues for the three and six months ended May 31, 1996 and 1995 are shown below:

                                   Three months ended May 31,                      Six months ended May 31,
                                    1996                1995                       1996                1995
                                    ----                ----                       ----                ----
                                                            (Dollars in Thousands)
Domestic:
  Net product sales       $  112,752   50.0 %   119,685     67.3 %            195,391     45.4 %  247,107     67.0 %
  Activation income           15,170    6.7      13,038      7.3               37,975      8.8     23,555      6.4
  Residual income              3,041    1.4       2,547      1.4                5,919      1.4      4,882      1.3
                            --------  -----     -------    -----              -------    -----    -------    ------
     Total domestic          130,963   58.1     135,270     76.0              239,285     55.6    275,544     74.7
                            --------  -----     -------    -----              -------    -----    -------    ------
International:
  Net product sales           89,872   39.8      37,467     21.1              182,098     42.3     80,411     21.8
  Activation income            4,289    1.9       4,539      2.6                8,357      1.9     11,635      3.2
  Residual income                447    0.2         496      0.3                  806      0.2      1,059      0.3
                            --------  -----     -------    -----              -------    -----    -------    ------
     Total international      94,608   41.9      42,502     24.0              191,261     44.4     93,105     25.3
                            --------  -----     -------    -----              -------    -----    -------    ------

     Total                $  225,571  100.0 %   177,772    100.0 %            430,546    100.0 %  368,649    100.0 %
                             =======  =====     =======    =====              =======    =====    =======    ======

Three Months Ended May 31, 1996, Compared to Three Months Ended May 31, 1995

          Revenues. Total revenues increased $47.8 million, or 26.9%, from $177.8 million in the second fiscal quarter of 1995 to $225.6 million in the second fiscal quarter of 1996.

          Domestic revenues decreased $4.3 million, or 3.2%. The decrease in domestic revenues was due primarily to a $6.9 million decrease in net product sales, which resulted from the acquisition of the remaining 50% interest in the Company's Hong Kong joint venture, CellStar (Asia) Corporation, Ltd. ("CellStar Asia"), in June 1995. Prior to the acquisition, CellStar Asia's revenues were considered as export sales within domestic operations. Exclusive of the decrease resulting from this acquisition, domestic revenues increased $41.7 million due to increased product demand and increases in domestic activation income and domestic residual income.

          Domestic activation income increased primarily as a result of an overall increase in unit sales at the retail level, which was partially offset by a decrease in the average commission per activation paid by cellular carriers. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers from an average of 150 to 352 Sam's Club locations for the three months ended May 31, 1995 and 1996, respectively. The increase in residual income corresponds to the Company's growing cellular phone user base, which was partially offset by lower average monthly user phone bills.

          The Company's international revenues increased 122.6% from $42.5 million to $94.6 million. The growth in international revenues was due primarily to the acquisition of the remaining 50% interest in CellStar Asia, which resulted in CellStar Asia's revenues being classified as international revenues beginning in June 1995. Prior to the acquisition, CellStar Asia's operations were not consolidated with the operations of the Company and sales to CellStar Asia were considered revenues of the Company's domestic operations. CellStar Asia provided approximately $53.7 million in product revenues in the
second fiscal quarter of 1996.   Sales of product to CellStar Asia in 1995,
prior to the Company's acquisition of the remaining 50% interest, were $46.0 million and were included in domestic net product sales. The Company's operations in Singapore, CellStar Pacific PTE LTD ("CellStar Pacific"), which commenced in the first quarter of 1995, generated $9.3 million of revenue in 1996, a 10.7% increase from $8.4 million in 1995.

          Net product sales in Mexico increased by approximately $2.9 million, or 70.7%, from $4.1 million in 1995 to $7.0 million in 1996. This improvement in net product sales in Mexico was primarily due to the introduction of lower cost prepaid cellular plans, which stimulated demand for cellular products.

          Net product sales in the Company's South American operations declined $4.0 million, or 16.7%, from $23.9 million in 1995 to $19.9 million in 1996. This decline resulted from lower levels of net product sales in each of the Company's South American operations, with the exception of the Company's operations in Argentina and Ecuador, which commenced business in November 1995. The largest declines in net product sales were experienced by the Company's operations in Colombia and Venezuela. Net product sales in Colombia declined $4.8 million, or 56.5%, from $8.5 million in 1995 to $3.7 million in 1996. The Company has responded to this reduced level of net product sales by reducing its overhead and employee headcount to a level that is appropriate to support this smaller revenue base. Net product sales in Venezuela declined by $3.1 million, or 93.9%, from $3.3 million in 1995 to $0.2 million in 1996. This decrease in net product sales resulted from declining economic conditions in Venezuela and a major devaluation in the Venezuelan bolivar relative to the U.S. dollar during the second quarter of 1996. See "International Operations."

          Gross Profit. Gross profit increased by $6.4 million, or 27.6%, from $23.2 million to $29.6 million, and gross profit as a percentage of total revenues remained unchanged from 13.1% in the second quarter of fiscal year 1995. Revenues for the three-month period ended May 31, 1995 included export sales of $46.0 million, with a gross margin of 4.4%, to CellStar Asia, which became a wholly-owned subsidiary on June 2, 1995. The increase in gross profit in 1996 was primarily due to the consolidation of CellStar Asia's higher gross margin sales and an increase in domestic retail sales relative to wholesale sales, which have a higher gross margin than wholesale sales. Domestic retail revenues increased from $21.0 million to $33.1 million for the three months ended May 31, 1995, and 1996, respectively. The increase was primarily due to the increase in the number of retail Communication Centers in Sam's Club locations. These increases were partially offset by a provision for inventory obsolescence and increased foreign currency losses.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.0 million, or 89.8%, from $16.7 million to $31.7 million. Approximately $3.6 million, or 24.0%, of the increase was attributable to an increase in salaries and benefits for the addition of employees to support the growth of the Company's operations, primarily the expansion of Communication Centers from an average of 150 to 352 Sam's Club locations for the three months ended May 31, 1995 and 1996, respectively. The expansion of Communication Centers also gave rise to other increases in selling, general and administrative expenses as these operations have experienced higher operating expenses than wholesale operations. This growth and expansion coupled with the Company's increased presence in the Asia-Pacific region generated higher expenses. An additional $2.5 million of the increase resulted from an increase in trade accounts receivable reserves to reflect a deterioration in the trade accounts receivable portfolio, primarily in the Company's Brazilian operations. See "International Operations."

          Operating Income (Loss). Operating income decreased from $6.5 million to a loss of $2.1 million due to the significant increase in selling, general and administrative expenses. Correspondingly, the decrease in operating income
(loss) as a percentage of total revenues from 3.7% to (0.9%) was attributable to the increase in selling, general and administrative expenses.

          Interest Expense. Interest expense increased in the second fiscal quarter of 1996 to $2.4 million, from $1.0 million in the second fiscal quarter of 1995. The increase in interest expense resulted primarily from the maintenance of a higher balance under the Company's revolving credit agreements.

          (Undistributed Loss) Equity in Earnings of Joint Ventures. (Undistributed loss) equity in earnings of joint ventures decreased $2.0 million from the second fiscal quarter of 1995 to the second fiscal quarter of 1996.
The decrease was attributable to the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995. The Company's 50% equity interest in the operations of CellStar Asia prior to the date of the acquisition was classified as equity in earnings of joint ventures.

          (Benefit) Provision for Income Taxes. Income tax expense decreased from an expense of $1.9 million in the second quarter of 1995 to a benefit of $1.4 million in the second quarter of 1996. This decrease was primarily due to an operating loss and a higher effective tax rate. The higher effective tax rate was primarily attributable to additional tax liability related to the Company's international operations.

Six Months Ended May 31, 1996, Compared to Six Months Ended May 31, 1995

          Revenues. Total revenues increased $61.9 million, or 16.8%, from $368.6 million in the six-month period ended May 31, 1995 to $430.5 million in the six-month period ended May 31, 1996.

          Domestic revenues decreased $36.3 million, or 13.2%. The decrease in domestic revenues was due primarily to a $51.7 million decrease in net product sales which resulted from the acquisition of the remaining 50% interest in CellStar Asia. Prior to the acquisition, CellStar Asia's revenues were considered as export sales within domestic operations. Exclusive of the decrease resulting from this acquisition, domestic revenues increased by $53.9 million due to increased product demand and increases in domestic activation income and domestic residual income.

          Domestic activation income increased primarily as a result of an overall increase in unit sales at the retail level, which was partially offset by a decrease in the average commission per activation paid by cellular carriers. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers from an average of 122 to 351 Sam's Club locations for the six months ended May 31, 1995 and 1996, respectively.
The increase in residual income corresponds to the Company's growing cellular phone user base, which was partially offset by lower average monthly user phone bills.

          The Company's international revenues increased 105.5%, from $93.1 million to $191.3 million. The growth in international revenues was due primarily to the acquisition of the remaining 50% interest in CellStar Asia, which resulted in CellStar Asia's revenues being classified as international revenues beginning in June 1995. Prior to the acquisition, CellStar Asia's operations were not consolidated with the operations of the Company and sales to CellStar Asia were considered revenues of the Company's domestic operations. CellStar Asia provided approximately $109.4 million in product revenues in the first half of 1996. Sales of product to CellStar Asia in 1995, prior to the Company's acquisition of the remaining 50% interest, were $90.2 million and were included in domestic net product sales. The Company's operations in Singapore, CellStar Pacific, which commenced in the first quarter of 1995, generated $20.4 million of revenue in 1996, a 117.0% increase from $9.4 million in 1995.

          Net product sales in Mexico decreased by approximately $5.1 million, or 27.9%, from $18.3 million in 1995 to $13.2 million in 1996. This decline in net product sales in Mexico was primarily due to decreased demand for cellular products in Mexico that began in the second quarter of 1995 and continued through the first quarter of fiscal 1996. The decline in demand was, in turn, caused in part by a large devaluation of the Mexican peso relative to the U.S. dollar in December 1994. While net product sales in Mexico declined during the first six months of 1996 relative to the same period in 1995, net product sales during the second quarter of 1996 improved from the same period in 1995 due to the introduction of lower cost prepaid cellular plans that stimulated demand for cellular products.

          Net product sales in the Company's South American operations declined $13.6 million, or 25.8%, from $52.7 million in 1995 to $39.1 million in 1996. This decline in net product sales resulted from lower net product sales in each of the Company's South American operations, with the exception of the Company's operations in Argentina and Ecuador, which commenced business in November 1995. The largest declines in net product sales in South America were experienced by the Company's operations in Colombia and Brazil. Net product sales in Colombia declined $10.8 million, or 58.7%, from $18.4 million in 1995 to $7.6 million in 1996. The Company has responded to this reduced level of net product sales by reducing its overhead and employee headcount to a level that is appropriate to support this smaller revenue base. Net product sales in Brazil declined by $8.6 million, or 34.4%, from $25.0 million in 1995 to $16.4 million in 1996. This decline in net product sales resulted primarily from a tightening of the Company's credit sale terms. See "International Operations."

          Gross Profit. Gross profit increased by $14.5 million, or 30.8%, from $47.1 million to $61.6 million, and gross profit as a percentage of total revenues increased from 12.8% in the six-month period ended May 31, 1995 to 14.3% in the current period. Revenues for the six-month period ended May
31, 1995 included export sales of $90.2 million, with a gross margin of 4.1%, to CellStar Asia, which became a wholly-owned subsidiary on June 2, 1995. The increase in gross profit in 1996 was primarily due to the consolidation of CellStar Asia's higher gross margin sales and an increase in domestic retail sales relative to wholesale sales, which have a higher gross margin than wholesale sales. Domestic retail revenues increased from $39.0 million to $70.4 million. The increase was primarily due to the increase in the number of retail Communication Centers in Sam's Club locations. These gross profit increases were partially offset by provisions for inventory obsolescence.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $26.4 million, or 77.2%, from $34.2 million to $60.6 million. Approximately $9.5 million, or 36.0%, of the increase was attributable to an increase in salaries and benefits for the addition of employees to support the growth of the Company's operations, primarily the expansion of Communication Centers from an average of 122 to 351 Sam's Club locations for the six months ended May 31, 1995 and 1996, respectively. The expansion of Communication Centers also gave rise to other increases in selling, general and administrative expenses as these operations have experienced higher operating expenses than wholesale operations. This growth and expansion coupled with the Company's increased presence in South America and the Asia-Pacific region generated higher expenses. An additional $3.6 million of the increase resulted from an increase in trade accounts receivable reserves to reflect a deterioration in the trade accounts receivable portfolio, primarily in the Company's Brazilian operations. See "International Operations."

          Operating Income (Loss). Operating income decreased from $12.8 million to $1.0 million due to the significant increase in selling, general and administrative expenses. Correspondingly, the decrease in operating income as a percentage of total revenues from 3.5% to 0.2% was attributable to the increase in selling, general and administrative expenses.

          Interest Expense. Interest expense increased in the six months ended May 31, 1996 to $5.0 million from $1.7 million in the six months ended May 31, 1995. The increase in interest expense resulted primarily from the maintenance of a higher balance under the Company's revolving credit agreements.

          (Undistributed Loss) Equity in Earnings of Joint Ventures. (Undistributed loss) equity in earnings of joint ventures decreased $4.0 million from the six months ended May 31, 1995 to the six months ended May 31, 1996.
The decrease was attributable to the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995. The Company's 50% equity interest in the operations of CellStar Asia prior to the date of the acquisition was classified as equity in earnings of joint ventures.

          (Benefit) Provision for Income Taxes. Income tax expense decreased from an expense of $4.0 million in the six months ended May 31, 1995 to a benefit of $1.1 million in the six months ended May 31, 1996. This decrease was primarily due to an operating loss and a higher effective tax rate. The higher effective tax rate was primarily attributable to the Company's international operations.

Liquidity and Capital Resources

          The Company primarily relies on cash generated from operations and borrowings under four credit facilities to fund working capital, capital expenditures and expansions. In addition, in certain situations, the Company has been provided with extended terms from key suppliers to fund working capital requirements of its domestic and Latin American operations.

          The Company's primary revolving credit facility (the "Credit Agreement") is with a group of five banks and currently has a maximum borrowing limit of $135.0 million. However, fundings under the line are limited to a borrowing base computed as a percentage of domestic accounts receivable and
inventories.   At July 11, 1996, the borrowing base limited borrowings to $68.1 million ($75.0 million at May 31, 1996). The Company has further agreed not to draw any additional amounts until an agreement can be reached to amend the Credit Agreement. The Company is in negotiations with the bank group to amend the Credit Agreement to make additional borrowings available again in the future.

          CellStar Asia has a $15.0 million credit agreement with a bank (the "CellStar Asia Credit Agreement"). Fundings under this credit agreement are calculated on a borrowing base computed as a percentage of CellStar Asia's accounts receivable and inventories. The amount outstanding on this line on July 11, 1996 was $2.3 million ($11.2 million at May 31, 1996). The CellStar Asia Credit Agreement matures on July 31, 1996. The Company is currently negotiating with the bank to renew this loan for an additional twelve months.

          The Company also had $3.0 million outstanding at July 11, 1996 ($3.5 million at May 31, 1996) of an original $7.0 million bank loan. The loan, which originally matured on May 3, 1996, has been extended through late July. The Company is currently in negotiations with the lender to renew this loan for six months.

          In April 1996, the Company's Brazilian operation, CellStar International Telefonia Celular Ltda. ("CellStar Brazil"), entered into a $2.9 million loan denominated in Brazilian currency from a Brazilian bank that matures on October 8, 1996. This loan is secured by a standby letter of credit for $3.0 million from the Company's primary revolving credit facility. The loan is expected to be repaid from the proceeds of accounts receivable collections of CellStar Brazil prior to maturity of the loan.

          The Company believes it will be able to negotiate amendments or renewals of its credit agreements. However, there can be no assurance that it will be successful. If the Company is unsuccessful in these negotiations, it would be forced to seek financing from other financial institutions, which the Company believes would be available.

          At May 31, 1996, the Company had $23.6 million of cash and cash equivalents, a decrease of $7.9 million since November 30, 1995. This decrease is reflective of a reduction of trade and credit obligations and domestic and Latin American operating losses. The Company reduced accounts payable and bank debt by $24.1 million and $9.3 million, respectively, during the six months ended May 31, 1996 by effectively managing inventory levels downward by $25.0 million primarily in its domestic and Asia-Pacific region operations. Through July 11, 1996, the Company has reduced bank debt by $22.7 million since November 30, 1995. If the sale of the Communication Centers is consummated, the Company anticipates additional decreases in its bank debt in the near term from a portion of the proceeds of the sale. The Company does not currently anticipate that it will need capital in excess of its current credit facilities in the near future to fund its operations, capital expenditures and near term business expansion.

          The Company has received extended credit terms from key suppliers. The Company anticipates that such extended terms will continue to be made available to the Company in certain situations and the Company will take advantage of the extended terms to meet part of its short-term working capital needs. This situation did not materially impact the Company's ability to obtain inventory and thus did not have a significant impact on sales for the period.

          Cash used in investing activities of $2.0 million related to purchases of various computer and office equipment worldwide during the three months ended May 31, 1996. By comparison, the Company spent $4.9 million during the same period in the last fiscal year for the construction of its distribution warehouse in Carrollton, Texas and office equipment primarily for the expansion of Communication Centers in Sam's Clubs.

Construction of the distribution warehouse and expansion of Communication Centers were essentially completed in fiscal year 1995. The Company intends to limit its capital expenditures to $4.0 million for fiscal year 1996.

          Traditionally, CellStar has financed growth in its domestic business and expansion into international markets with bank credit facilities. The Company believes that long-term capital funding in the form of debt and/or equity will be required over time to continue to allow the Company to grow. While CellStar has no immediate plans for long-term debt and/or equity financing, it anticipates that such financing will be available at the appropriate time to meet the Company's long-term capital needs.


International Operations

          During the second quarter, the Company's operations were negatively affected by a 62.1% devaluation of the Venezuelan bolivar relative to the U.S. dollar after the Venezuelan government lifted exchange controls that had been in place since July 1994. A financial hedge against this devaluation was not available for purchase in the financial markets and the effects of the devaluation were too large to be effectively mitigated within the accounting period through increases in the Company's local currency product pricing. This devaluation of the Venezuelan bolivar relative to the U.S. dollar was responsible for substantially all of the Company's foreign currency transaction losses of $1.4 million recorded to cost of sales during the quarter.

          The economic environments in several of the Latin American countries in which the Company conducts operations have historically been volatile. The related instability in the value of many of the Latin American currencies versus the U.S. dollar, and the Company's largely U.S. dollar based cost structure for its Latin American operations combine to produce the potential for the Company to incur currency transaction losses in the normal course of business. Historically, the Company has mitigated the economic impact of modest foreign currency devaluations relative to the U.S. dollar by pricing its products in U.S. dollars where possible, by attempting to increase prices of products at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment, and by entering into foreign currency contracts in certain instances. Although historically these business strategies have mitigated a substantial portion of the Company's economic risks associated with foreign currency fluctuations, the Company remains subject to other risks and costs associated with the methods the Company uses to manage currency devaluation risks. For example, in currencies such as the Venezuelan bolivar where hedge contracts are unavailable or in other currencies where contracts are deemed uneconomical, the Company will continue to remain subject to risks of a large devaluation in those currencies relative to the U.S. dollar.

          During the second quarter, in reaction to this risk, the Company initiated a program to reduce the overall level of assets maintained by the Company in its Latin American operations. The intent of this program is to reduce the Company's working capital requirements related to its Latin American operations and to thereby also reduce the magnitude of the Company's exposure to future foreign currency devaluations. The execution of the program during the second quarter resulted in a $10.5 million or 14.2% reduction in Latin American assets from $73.9 million at February 29, 1996 to $63.4 million at May 31, 1996. The Company expects this Latin American asset reduction trend to continue in subsequent quarters, although at a somewhat slower pace than experienced in the second quarter. Other changes to the Company's Latin American business strategy include a general reduction in the number of employees, the downsizing or sale of certain of the Company's retail operations, and a trend toward selling product to certain large Latin American customers directly from the Company's U.S. operations where feasible.

          The Company has experienced a significant deterioration in the quality of the accounts receivable portfolio in its Brazilian operation, for which $2.0 million have been added to its bad debt reserves during the second quarter. Poor economic conditions in Brazil are continuing and the amount of new cellular capacity being added in the major Brazilian markets in the first half of 1996 was lower than had been expected. The Company has significantly tightened its credit underwriting standards and has focused its ongoing product marketing efforts towards its largest and best customers. The Company cannot predict the impact further declines in Brazilian economic conditions, if any, will have on its receivables portfolio.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          On May 14, 1996, a purported class action lawsuit was filed in the Northern District of Texas, Dallas Division, styled as follows: Sidney Gluck, John Dolcemaschio, James Miller and Nancy L. Miller v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders and KPMG Peat Marwick, LLP (the "Gluck Suit"). The Gluck Suit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, as well as certain state laws. The plaintiffs allege that the defendants misrepresented or failed to disclose material facts concerning the business prospects and financial condition of the Company, and that the value of the Company's common stock was artificially inflated as a result of such misrepresentations or failures to correct the alleged misrepresentations. The Gluck Suit seeks compensatory and exemplary damages and reimbursement of attorneys' fees and costs.

          On May 21, 1996, a purported class action lawsuit was filed in the Northern District of Texas, Dallas Division, styled as follows: Diane Larson against CellStar Corporation, Alan H. Goldfield, Terry S. Parker and Evelyn M. Henry (the "Larson Suit"). The Larson Suit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants misrepresented the actual financial condition of the Company and its current and future business prospects by overstating the Company's revenues and earnings and reflecting a bullish outlook for the Company when it was allegedly experiencing a slowdown in growth. They allege that these actions artificially inflated the price of the Company's common stock. The Larson Suit seeks money damages and reimbursement of attorneys' fees and costs.

          On June 14, 1996, a purported class action lawsuit was filed in the Northern District of Texas, Dallas Division, styled as follows: Elvia H. Goggin and R. Heath Larry vs. CellStar Corporation, Alan H. Goldfield and Terry S. Parker (the "Goggin Suit"). The Goggin Suit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants made false and misleading statements regarding CellStar's performance and misrepresented or failed to disclose material facts affecting CellStar's expenses and profits, thereby allegedly artificially inflating or maintaining the market price of CellStar common stock and distorting investors' assessment of the Company. The Goggin Suit seeks money damages and reimbursement of attorneys' fees and costs.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on April 24, 1996. The stockholders voted on proposals to:

         1. Elect one Class I Director of the Company for a term expiring in 1999;

         2. Approve the amendment and restatement of the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan;

         3. Approve the amendment and restatement of the CellStar Corporation Annual Incentive Compensation Plan; and

         4. Ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending
             November 30, 1996.

The proposals were approved by the following votes:

         1.  Election of Class I Director

                                     Shares
                                     Voted              Shares
             Nominee                 For                Withheld
             -------                 ---                --------

             Daniel T. Bogar         15,208,785         79,153

         2. Amendment and restatement of the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan

             Shares        Shares
             Voted         Voted                               Broker
             For           Against       Abstentions           Nonvotes
             ------        -------       -----------           --------

             14,898,037    288,184       29,422                72,295

         3. Amendment and restatement of the CellStar Corporation Annual Incentive Compensation Plan

             Shares        Shares
             Voted         Voted                               Broker
             For           Against       Abstentions           Nonvotes
             ------        -------       -----------           --------

             15,026,225    160,231       30,787                70,695


         4.  Ratification of appointment of KPMG Peat Marwick LLP

             Shares        Shares
             Voted         Voted
             For           Against       Abstentions
             ------        -------       -----------

             15,207,461    62,170        18,307

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         3.1   Amended and Restated Certificate of Incorporation of the
               Company. (1)

         3.2   Amended and Restated Bylaws of the Company. (3)

         4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference (1)(3)

         4.2   Specimen Common Stock Certificate of the Company (2)

         10.1 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., the Company and Richard M. Gozia (4)

         10.2 Joint Venture Agreement, dated as of April 1, 1996, between CellStar International Corporation\S.A., Simon Rex Earle and Martin Robert deRooy (4)

         10.3 Second Modification of Deed of Trust, dated as of April 15, 1996, by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A. (4)

         10.4 Promissory Note, dated April 15, 1996, from CellStar, Ltd. to First Interstate Bank of Texas, N.A. (4)

         27.1  Financial Data Schedule (4)
- --------------------------------------------

         (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1996, and incorporated herein by reference.
         (4)   Filed herewith.

(b)      Reports on Form 8-K.

         None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CELLSTAR CORPORATION



                                    By: /s/ R. M. Gozia
                                       ----------------------------------------
                                       Richard M. Gozia
                                       Executive Vice President-Administration
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



                                    By: /s/ Evelyn Henry Miller
                                       -----------------------------------------
                                       Evelyn Henry Miller
                                       Vice President and Controller





                                    Date:  July 15, 1996

                                 EXHIBIT INDEX
                                -----------------


Exhibit
   No.                       Description
 -------   ---------------------------------------------------------------------

  3.1      Amended and Restated Certificate of Incorporation of the Company. (1)

  3.2      Amended and Restated Bylaws of the Company. (3)

  4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. (1)(3)

  4.2      Specimen Common Stock Certificate of the Company. (2)

 10.1 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., the Company and Richard M. Gozia (4)

 10.2 Joint Venture Agreement, dated as of April 1, 1996, between CellStar International Corporation\S.A., Simon Rex Earle and Martin Robert deRooy (4)

 10.3 Second Modification of Deed of Trust, dated as of April 15, 1996, by and between CellStar, Ltd. and First Interstate Bank of
           Texas, N.A. (4)

 10.4 Promissory Note, dated April 15, 1996, from CellStar, Ltd. to First Interstate Bank of Texas, N.A. (4)

 27.1      Financial Data Schedule (4)

- -----------------------------------------

 (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1996, and incorporated herein by reference.

 (4)       Filed herewith.