Form 10-Q
period 1996-08-31
CELLSTAR CORP
filed 1996-10-15
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1996

                                      or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE OF 1934

         For the transition period from _____________ to _____________


                        COMMISSION FILE NUMBER 0-22972


                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)

       Delaware                                       75-2479727
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                             1730 BRIERCROFT COURT
                            CARROLLTON, TEXAS  75006
                           TELEPHONE (972) 466-5000


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


                                 Yes X  No ___
                                    ---


On October 11, 1996, there were 19,273,562 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number
                                                                          ------
PART I. - FINANCIAL INFORMATION
------    ---------------------

Item 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS
        August 31, 1996 (unaudited) and November 30, 1995                    3

        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
        Three and nine months ended August 31, 1996 and 1995                 4

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
        Nine months ended August 31, 1996                                    5

        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        Nine months ended August 31, 1996 and 1995                           6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited)                                                          7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8

PART II. - OTHER INFORMATION                                                17
--------   -----------------

Item 1. LEGAL PROCEEDINGS                                                   17

Item 2. CHANGES IN SECURITIES                                               17

Item 3. DEFAULTS UPON SENIOR SECURITIES                                     17

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

Item 5. OTHER INFORMATION                                                   17

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                    17

                                    PART 1
                                    ------
                         ITEM 1. FINANCIAL STATEMENTS

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                        August 31,           November 30,
                                                                                           1996                  1995
                                                                                        -----------          ------------
                                                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                            $  10,783               31,508
  Accounts receivable (less allowance for doubtful accounts
   of $17,042 and $3,738, respectively)                                                  126,214              125,079
  Inventories                                                                             94,825              109,287
  Deferred income taxes                                                                    2,141                3,158
  Prepaid expenses                                                                         1,705                2,124
                                                                                        ---------            ---------
    Total current assets                                                                 235,668              271,156

Property and equipment, net                                                               24,596               23,549
Goodwill (less accumulated amortization of $1,093 and
  $437, respectively)                                                                     16,834               17,047
Other assets                                                                               1,866                3,169
                                                                                        ---------            ---------

                                                                                       $ 278,964              314,921
                                                                                        =========            =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                     $  82,516               78,758
  Notes payable to financial institutions                                                 71,874               98,603
  Accrued expenses                                                                        13,705                8,446
  Income taxes payable                                                                     7,686               10,355
  Current portion of long-term debt                                                          559                  584
                                                                                        ---------            ---------
    Total current liabilities                                                            176,340              196,746


Long-term debt, less current portion                                                       6,447                6,880
                                                                                        ----------           ---------
    Total liabilities                                                                    182,787              203,626

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
   19,274,000 shares issued and outstanding                                                  193                  193
  Additional paid-in capital                                                              68,167               68,167
  Common stock warrants                                                                        4                    4
  Foreign currency translation adjustments                                                (4,373)              (3,901)
  Retained earnings                                                                       32,186               46,832
                                                                                        ----------           ---------

    Total stockholders' equity                                                            96,177              111,295
                                                                                        ----------           ---------

                                                                                       $ 278,964              314,921
                                                                                        ==========           =========


See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                         Three months                      Nine months
                                                                       ended August 31,                  ended August 31,
                                                                    1996              1995             1996            1995
                                                              ----------------   --------------   --------------  ---------------
Revenues:
    Net product sales                                      $        195,679          175,017          573,168          502,535
    Activation income                                                24,454           20,145           70,786           55,335
    Residual income                                                   3,457            3,138           10,182            9,079
                                                              ----------------   --------------   --------------  ---------------
         Total revenues                                             223,590          198,300          654,136          566,949

Cost of sales                                                       192,798          167,554          561,711          489,127
                                                              ----------------   --------------   --------------  ---------------
         Gross profit                                                30,792           30,746           92,425           77,822

Selling, general and administrative expenses                         37,285           21,012           97,872           55,258
                                                              ----------------   --------------   --------------  ---------------
         Operating (loss) income                                     (6,493)           9,734           (5,447)          22,564
                                                              ----------------   --------------   --------------  ---------------

Other income (expense):
    Interest expense                                                 (1,886)          (1,856)          (6,861)          (3,606)
    Equity in earnings (undistributed loss) of joint
         ventures                                                        96               24             (554)           3,367
    Other, net                                                       (1,332)               4             (167)            (101)
                                                              ----------------   --------------   --------------  ---------------
         Total other income (expense)                                (3,122)          (1,828)          (7,582)            (340)
                                                              ----------------   --------------   --------------  ---------------
         (Loss) income before income taxes                           (9,615)           7,906          (13,029)          22,224

Provision for income taxes                                            2,716            1,684            1,617            5,696
                                                              ----------------   --------------   --------------  ---------------

         Net (loss) income                                 $        (12,331)           6,222          (14,646)          16,528
                                                              ================   ==============   ==============  ===============

Net (loss) income per share                                $          (0.64)            0.33            (0.76)            0.89
                                                              ================   ==============   ==============  ===============


Weighted average number of shares outstanding                        19,274           18,895           19,274           18,673
                                                              ================   ==============   ==============  ===============

See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                       Nine months ended August 31, 1996
                                  (Unaudited)
                                (in thousands)

                                                                                                Foreign
                                                           Additional         Common            currency
                                     Common Stock            paid-in           stock          translation    Retained
                                  Shares     Amount          capital         warrants         adjustments    earnings      Total
                                ---------  ---------       ----------        --------         -----------    ---------   ----------
Balance at November 30, 1995      19,274   $     193           68,167              4              (3,901)       46,832    111,295

 Net loss                              -           -                -              -                   -       (14,646)   (14,646)

 Foreign currency translation
      adjustments                      -           -                -              -                (472)            -       (472)
                                ---------  ---------       ----------        -------          -----------    ---------   ---------
Balance at August 31, 1996        19,274   $     193           68,167              4              (4,373)       32,186     96,177
                                ========= ==========       ==========        =======          ===========    =========   =========

See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Nine months ended August 31, 1996 and 1995
                                  (Unaudited)
                                (in thousands)

                                                                                    1996                      1995
                                                                               -------------             -------------
Cash flows from operating activities:
   Net (loss) income                                                           $    (14,646)                   16,528
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                4,074                     2,267
         Deferred income taxes                                                        1,017                       (58)
         (Equity in earnings) undistributed loss of joint ventures                      554                    (3,367)
         Changes in certain operating assets and liabilities:
             Accounts receivable                                                     (1,607)                  (37,811)
             Inventories                                                             15,633                   (57,090)
             Prepaid expenses                                                           419                      (694)
             Other assets                                                               333                      (978)
             Accounts payable                                                         2,587                   (17,146)
             Accrued expenses                                                         4,816                     1,589
             Income taxes payable                                                    (2,669)                      489
                                                                               -------------             -------------

              Net cash provided by (used in) operating activities                    10,511                   (96,271)
                                                                               -------------             -------------
Cash flows from investing activities:
   Purchases of property and equipment                                               (4,049)                   (7,154)
   Purchase of equity investments in joint ventures                                       -                      (750)
                                                                               -------------             -------------
              Net cash used in investing activities                                  (4,049)                   (7,904)
                                                                               -------------             -------------

Cash flows from financing activities:
   Net (payments) borrowings on notes payable to financial institutions             (26,729)                   95,405
   Proceeds from issuance of long-term debt                                               -                     4,425
   Net proceeds from issuance of common stock                                             -                    15,243
   Proceeds from issuance of note payable to stockholder                                  -                     3,728
   Payment on notes payable to stockholder                                                -                   (22,000)
   Principal payments on long-term debt                                                (458)                     (190)
                                                                               -------------             -------------

              Net cash (used in) provided by financing activities                   (27,187)                   96,611
                                                                               -------------             -------------

Net decrease in cash and cash equivalents                                           (20,725)                   (7,564)

Cash and cash equivalents at beginning of period                                     31,508                    13,970
                                                                               -------------             -------------
Cash and cash equivalents at end of period                                     $     10,783                     6,406
                                                                               =============             =============
Supplemental cash flow information:
   Interest paid                                                               $      7,419                     3,381
                                                                               =============             =============
   Income taxes paid                                                           $      2,180                     3,481
                                                                               =============             =============

See accompanying notes to unaudited consolidated financial statements.

                    CELLSTAR CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

(1)  Basis of Presentation
     ---------------------

     Although interim consolidated financial statements of CellStar Corporation (the "Company" or "CellStar") are unaudited, it is the opinion of the Company's management that all recurring adjustments necessary for a fair statement of the results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of the results that may be expected for the entire year.

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

(2)  Geographic Area Information
     ---------------------------

     The Company operates predominately within one business segment, wholesale and retail sales of cellular phones and related products and services. Financial information by geographic area as of and for the nine months ended August 31, 1996 and 1995, is as follows (in thousands):

                                 United                South     Asia-
                                 States      Mexico   America   Pacific    Total
                              -----------   --------  -------   -------   -------
August 31, 1996:
   Total revenues, net of
    intercompany amounts      $  386,460     32,478    61,626   173,572   654,136
   Intercompany sales
     (purchases)                  29,019     (9,661)  (18,445)     (913)        -
   (Loss) income before
     income taxes                 (9,827)     2,394   (18,613)   13,017   (13,029)
   Net (loss) income              (7,122)     1,996   (19,124)    9,604   (14,646)
   Identifiable assets           145,434     12,749    43,116    77,665   278,964

August 31, 1995:
   Total revenues, net of
    intercompany amounts      $  367,118     35,050    79,597    85,184   566,949
   Intercompany sales
     (purchases)                  87,870    (16,324)  (39,589)  (31,957)        -
   Income (loss) before
     income taxes                 13,498     (3,538)      944    11,320    22,224
   Net income (loss)               8,347     (2,399)      776     9,804    16,528
   Identifiable assets           160,052      9,186    59,317    74,223   302,778

     The Company classifies export sales to its foreign nonconsolidated joint ventures as revenues attributable to its U.S. operations. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company does not allocate corporate overhead to specific geographic regions.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW

            The Company experienced a net loss of $12.3 million in the third fiscal quarter, primarily due to unusual expenses incurred in its South American operations. The South American loss was attributable to $14.9 million of unusual expenses in the Company's South American operations, including an $8.5 million increase in trade accounts receivable reserves and a $2.0 million write-off of a deferred tax asset. See "International Operations" and "Provision for Income Taxes." In addition, the Company continued to experience unprofitable performance in its Communication Centers in Sam's Club locations. As reported earlier, the Company is continuing to strengthen its internal controls to reduce its exposure to financial and operating risks.

            The Company announced in April 1996 that it was encountering problems with its financial controls. At that time, CellStar initiated a program to build stronger financial and information technology control systems. The initial focus has been on materials management, international operations and information technology. The Company expects to see positive impact from these important steps by the end of fiscal year 1996.

            The Company primarily relies on cash generated from operations and borrowings under existing credit facilities to fund working capital, capital expenditures and expansions. The Company believes that its current cash resources will be adequate to meet the Company's capital needs in the near term. The Company also believes that long-term capital will be required over time to allow the Company to grow and anticipates that such funding will be available. See "Liquidity and Capital Resources."

            The Company has entered into a definitive agreement with MCI Telecommunications Corporation ("MCI") for the sale of the Company's Communication Centers located in Sam's Clubs for $17.2 million, subject to certain purchase price adjustments. Under the terms of the agreement, MCI will purchase certain assets of the Communication Center operations, assume certain contracts used in connection with the operations and retain substantially all of the employees. The Company will also sign a distribution agreement with MCI to supply MCI with cellular phones and accessories for the Communication Centers. The Company expects to consummate this transaction by the end of fiscal year 1996. The closing of the transaction is subject to certain conditions. Accordingly, there can be no assurance that the transaction will be consummated. The Company anticipates that this sale will enable it to focus its resources more effectively on its core wholesale business.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statement of operations data for the Company expressed as a percentage of total revenues for the three and nine months ended August 31, 1996 and 1995:

                                                        Three Months                        Nine Months
                                                       ended August 31,                   ended August 31,
                                                    1996            1995               1996              1995
                                                ------------    -------------      ------------      ------------
Revenues:
  Net product sales                                   87.5 %           88.3 %             87.6 %            88.6 %
  Activation income                                   10.9             10.1               10.8               9.8
  Residual income                                      1.6              1.6                1.6               1.6
                                                ------------    -------------      ------------      ------------

     Total revenues                                  100.0            100.0              100.0             100.0
Cost of sales                                         86.2             84.5               85.9              86.3
                                                ------------    -------------      ------------      ------------

     Gross profit                                     13.8             15.5               14.1              13.7
Selling, general and administrative expenses          16.7             10.6               14.9               9.7
                                                ------------    -------------      ------------      ------------

     Operating (loss) income                          (2.9)             4.9               (0.8)              4.0
                                                ------------    -------------      ------------      ------------
Other income (expense):
  Interest expense                                    (0.8)            (0.9)              (1.1)             (0.7)
  Equity in earnings (undistributed loss) of
     joint ventures                                      -                -               (0.1)              0.6

  Other, net                                          (0.6)               -                  -                 -
                                                ------------    -------------      ------------      ------------

     Total other income (expense)                     (1.4)            (0.9)              (1.2)             (0.1)
                                                ------------    -------------      ------------      ------------

     (Loss) income before income taxes                (4.3)             4.0               (2.0)              3.9
Provision for income taxes                             1.2              0.9                0.2               1.0
                                                ------------    -------------      ------------      ------------

     Net (loss) income                                (5.5) %           3.1 %             (2.2) %            2.9 %
                                                ============    =============      ============      ============

     The Company classifies revenues generated by its majority-owned foreign subsidiaries as revenues attributable to its international operations and classifies export sales to its foreign nonconsolidated ventures as revenues attributable to its domestic operations. The amount of net revenue and their percentages of the Company's domestic and international revenues for the three and nine months ended August 31, 1996 and 1995 are shown below:

                                  Three  Months ended August 31,                   Nine Months ended August 31,
                                  1996                     1995                  1996                       1995
                          ---------------------    --------------------    ------------------       --------------------
                                                                 (dollars in thousands)
Domestic:

 Net product sales        $   124,610      55.7 %  $   75,121      37.9 % $  320,001     48.9 %    $  322,228      56.8 %
 Activation income             19,521       8.7        13,773       6.9       57,496      8.8          37,328       6.6
 Residual income                3,043       1.4         2,679       1.4        8,963      1.4           7,562       1.3
                           -----------  --------    ----------  --------   ----------  -------      ----------  --------
  Total domestic              147,174      65.8        91,573      46.2      386,460     59.1         367,118      64.7
                           -----------  --------    ----------  --------   ----------  -------      ----------  --------
International:

 Net product sales             71,069      31.8        99,896      50.4      253,167     38.7         180,307      31.8
 Activation income              4,933       2.2         6,372       3.2       13,290      2.0          18,007       3.2
 Residual income                  414       0.2           459       0.2        1,219      0.2           1,517       0.3
                           -----------  --------    ----------  --------   ----------  -------      ----------  --------
  Total international          76,416      34.2       106,727      53.8      267,676     40.9         199,831      35.3
                           -----------  --------    ----------  --------   ----------  -------      ----------  --------

  Total                   $   223,590     100.0 %  $  198,300     100.0 % $  654,136    100.0 %    $  566,949     100.0 %
                           ===========  ========    ==========  ========   ==========  =======      ==========  ========

       THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1995

            Revenues. Total revenues increased $25.3 million, or 12.8%, from $198.3 million in the third fiscal quarter of 1995 to $223.6 million in the third fiscal quarter of 1996.

            Domestic revenues increased $55.6 million, or 60.7%, from $91.6 million to $147.2 million. The increase in domestic revenues was due primarily to increased product sales from the Company's Miami, Florida warehouse to customers exporting into South American countries as the cellular capacity in those countries expanded. In addition, the Company changed its business strategy to shift sales from its South American operations to the United States. See "International Operations." Also contributing to this increase was the Company's increased presence in the western United States market through its acquisition of 80% ownership in CellStar West, Inc. ("CellStar West") in February 1996.

            Domestic activation income increased $5.7 million primarily as a result of an overall increase in unit sales at the retail level, which was partially offset by a decrease in the average commission per activation paid by cellular carriers. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers from an average of 219 to 354 Sam's Club locations for the three months ended August 31, 1995 and 1996, respectively. The increase in residual income corresponds to the Company's growing cellular phone user base, which was partially offset by lower average monthly user phone bills.

            The Company's international revenues decreased 28.4% from $106.7 million to $76.4 million. Net product sales in the Company's Asia-Pacific operations declined $31.9 million, or 42.1%, from $75.7 million in 1995 to $43.8 million in 1996. This decline resulted from a lower level of net product sales in the Company's Hong Kong operations. Net product sales in Hong Kong declined $34.3 million, from $65.3 million in 1995 to $31.0 million in 1996, due to several factors including the unavailability of the highly popular digital PCS phones and increased competition that caused downward pressure on selling prices. The decrease in net product sales in Hong Kong was somewhat offset by the Company's operations in Singapore, which generated $12.3 million of revenue in 1996, an 18.3% increase from $10.4 million in 1995.

            Net product sales in Mexico increased by approximately $4.3 million, or 95.6%, from $4.5 million in 1995 to $8.8 million in 1996. This improvement was due to both an improvement in general economic conditions and the introduction of the lower cost prepaid cellular plans, which stimulated demand for cellular products. However, the Company does not expect this trend to continue due to a change in market conditions, which may cause a reduction in net product sales.

            Net product sales in the Company's South American operations declined $1.2 million, or 6.1%, from $19.7 million in 1995 to $18.5 million in 1996. This decline resulted from lower levels of net product sales in each of the Company's South American operations, with the exception of the Company's operations in Argentina and Ecuador, which commenced business in November 1995 and had combined net product sales of $5.4 million in 1996. See "International Operations." The largest declines in net product sales were experienced by the Company's operations in Venezuela, Colombia and Brazil. Net product sales in Venezuela declined by $3.2 million, or 72.7%, from $4.4 million in 1995 to $1.2 million in 1996. This decrease in net product sales resulted from declining economic conditions in Venezuela and a major devaluation in the Venezuelan bolivar relative to the U.S. dollar during the second fiscal quarter of 1996. Net product sales in other South American countries were impacted by the Company's change in its business strategy to shift sales from its South American operations to the United States. Net product sales in Colombia declined $0.8 million, or 33.3%, from $2.4 million in 1995 to $1.6 million in 1996. Net product sales in Brazil declined $2.4 million, or 21.4%, from $11.2 million in 1995 to $8.8 million in 1996.

            Gross Profit. Gross profit as a percentage of total revenues decreased from 15.5% in the third quarter of fiscal year 1995 to 13.8% in the third quarter of fiscal year 1996 primarily due to an increase in the provision of $3.1 million for inventory obsolescence, principally related to the South American operations.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.3 million, or 77.6%, from $21.0 million to $37.3 million. Approximately $8.5 million of the increase resulted from an increase in trade accounts receivable reserves to reflect a deterioration in the trade accounts receivable portfolio in the Company's South American operations, primarily in Brazil. See "International Operations." An additional $2.9 million, or 17.8%, of the increase was attributable to an increase in salaries and benefits for the addition of employees to support the growth of the Company's operations, primarily the expansion of Communication Centers from an average of 219 to 354 Sam's Club locations for the three months ended August 31, 1995 and 1996, respectively. The expansion of Communication Centers also gave rise to other increases in selling, general and administrative expenses as these operations have experienced higher operating expenses than wholesale operations.

            Operating (Loss) Income. Operating income decreased from $9.7 million to a loss of $6.5 million primarily due to the significant increase in selling, general and administrative expenses and the reduction in net product sales in the Company's Asia-Pacific operations.

            Provision for Income Taxes. Income tax expense increased from $1.7 million in the third quarter of 1995 on pre-tax income of $7.9 million to $2.7 million in the third quarter of 1996 on a pre-tax loss of $9.6 million. At August 31, 1996, the Company wrote off a deferred tax asset of approximately $2.0 million associated with its Brazilian operation due to the uncertainty of the Company's ability to generate sufficient future taxable income to utilize this tax benefit in the near term. Further, for the same reason, the Company did not recognize a tax benefit associated with current period losses in its South American operations. See "International Operations."

       NINE MONTHS ENDED AUGUST 31, 1996 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1995

            Revenues. Total revenues increased $87.2 million, or 15.4%, from $566.9 million in the nine-month period ended August 31, 1995 to $654.1 million in the nine-month period ended August 31, 1996.

            Domestic revenues increased $19.4 million, or 5.3%, from $367.1 million to $386.5 million. The increase in domestic revenues was attributable to increased product demand and increases in activation and residual income. Domestic net product sales decreased as a result of the acquisition of the remaining 50% interest in the Company's Hong Kong joint venture, CellStar (Asia) Corporation, Ltd. ("CellStar Asia"), in June 1995. Sales of product to CellStar Asia, which were $90.2 million through the date of acquisition, were considered export sales within domestic operations. Net product sales for CellStar Asia for the nine months ended August 31, 1996 were included in international operations. The decrease in domestic product sales, which resulted from the acquisition of CellStar Asia, was offset by increased net product sales from the Company's Miami, Florida warehouse to customers exporting into South American countries as the cellular capacity in those countries expanded. In addition, the Company changed its business strategy to shift sales from its South American operations to the United States. See "International Operations." Also contributing to this increase was the Company's increased presence in the western United States market through its acquisition of 80% ownership in CellStar West in February 1996.

            Domestic activation income increased $20.2 million, primarily as a result of an overall increase in unit sales at the retail level, which was partially offset by a decrease in the average commission per activation paid by cellular carriers. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers from an average of 154 to 352 Sam's Club locations for the nine months ended August 31, 1995 and 1996, respectively. The increase in residual income corresponds to the Company's growing cellular phone user base. The increase, however, was partially offset by lower average monthly user phone bills.

            The Company's international revenues increased 34.0%, from $199.8 million to $267.7 million. The growth in international revenues was due primarily to the acquisition of the remaining 50% interest in CellStar Asia, which resulted in CellStar Asia's revenues being classified as international revenues beginning in June 1995. Prior to the acquisition, CellStar Asia's operations were not consolidated with the operations of the Company and sales to CellStar Asia were considered revenues of the Company's domestic operations. CellStar Asia provided $140.4 million in product revenues in the first three quarters of 1996 compared to $65.3 million in 1995 subsequent to the acquisition. Sales of product to CellStar Asia in 1995, prior to the Company's acquisition of the remaining 50% interest, were $90.2 million and were included in domestic net product sales. The Company's operations in Singapore, which commenced in the first quarter of 1995, generated $32.6 million of revenue in 1996, a 63.8% increase from $19.9 million in 1995.

            Net product sales in Mexico decreased by approximately $0.8 million, or 3.5%, from $22.8 million in 1995 to $22.0 million in 1996. This decline in net product sales in Mexico was primarily due to decreased demand for cellular products in Mexico that began in the second quarter of 1995 and continued through the first quarter of fiscal 1996. The decline in demand was, in turn, caused in part by a large devaluation of the Mexican peso relative to the U.S. dollar in December 1994. While net product sales in Mexico declined during the first nine months of 1996 relative to the same period in 1995, net product sales during the third quarter of 1996 improved from the same period in 1995 due to an improved economy and the introduction of lower cost prepaid cellular plans that stimulated demand for cellular products. However, the Company does not expect this trend to continue due to a change in market conditions, which may cause a reduction in net product sales.

            Net product sales in the Company's South American operations declined $14.8 million, or 20.4%, from $72.4 million in 1995 to $57.6 million in 1996. This decline in net product sales resulted from lower levels of net product sales in each of the Company's South American operations, with the exception of the Company's operations in Argentina and Ecuador, which commenced business in November 1995 and had combined net product sales of $15.5 million in 1996. Net product sales were impacted by the Company's change in its business strategy to shift sales from its South American operations to the United States and by tighter credit controls imposed by the Company on its wholesale customers in South America. See "International Operations." The largest declines in net product sales in South America were experienced by the Company's operations in Colombia and Brazil. Net product sales in Colombia declined $11.6 million, or 55.8%, from $20.8 million in 1995 to $9.2 million in 1996 due to the unavailability of product. Net product sales in Brazil declined by $11.0 million, or 30.4%, from $36.2 million in 1995 to $25.2 million in 1996.

            Gross Profit. Gross profit increased by $14.6 million, or 18.8%, from $77.8 million to $92.4 million, and gross profit as a percentage of total revenues increased from 13.7% in the nine-month period ended August 31, 1995 to 14.1% in the current period. Revenues for the nine-month period ended August 31, 1995 included export sales of $90.2 million, with a gross margin of 4.1%, to CellStar Asia, which became a wholly-owned subsidiary on June 2, 1995. The increase in gross profit in 1996 was primarily due to the consolidation of CellStar Asia's higher gross margin sales and an increase in domestic retail sales relative to wholesale sales, which have a higher gross margin than wholesale domestic sales. Domestic retail revenues increased from $63.4 million to $101.6 million primarily due to the increase in the number of Communication Centers. These gross profit increases were partially offset by provisions for inventory obsolescence.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $42.6 million, or 77.0%, from $55.3 million to $97.9 million. Approximately $11.2 million, or 26.3%, of the increase resulted from an increase in trade accounts receivable reserves to reflect a deterioration in the trade accounts receivable portfolio in the Company's South American operations, primarily in Brazil. See "International Operations." An additional $12.0 million, or 28.2%, of the increase was attributable to an increase in salaries and benefits for the addition of employees to support the growth of the Company's operations, primarily the expansion of Communication Centers from an average of 154 to 352 Sam's Club locations for the nine months ended August 31, 1995 and 1996, respectively. The expansion of Communication Centers also gave rise to other increases in selling, general and administrative expenses as these operations have experienced higher operating expenses than wholesale operations.

            Operating (Loss) Income. Operating income decreased from $22.6 million to a loss of $5.4 million due to the significant increase in selling, general and administrative expenses.

            Interest Expense. Interest expense increased in the nine months ended August 31, 1996 to $6.9 million from $3.6 million in the nine months ended August 31, 1995. The increase in interest expense resulted primarily from the maintenance of a higher balance under the Company's revolving credit agreements.

            Equity in Earnings (Undistributed Loss) of Joint Ventures. Equity in earnings of joint ventures decreased $3.9 million from the nine months ended August 31, 1995 to the nine months ended August 31, 1996. The decrease was attributable to the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995. The Company's 50% equity interest in the operations of CellStar Asia prior to the date of the acquisition was classified as equity in earnings of joint ventures.

     Provision for Income Taxes. Income tax expense decreased from $5.7 million in the nine months ended August 31, 1995 to $1.6 million in the nine months ended August 31, 1996. This change was primarily due to the net loss for the period and the non-recognition of tax benefits related to current period losses in the Company's South American operations. See "International Operations."

LIQUIDITY AND CAPITAL RESOURCES

     The Company primarily relies on cash generated from operations and borrowings under its credit facilities to fund working capital, capital expenditures and expansions. In addition, in certain situations, the Company has been provided with extended terms from key suppliers to fund working capital requirements of the domestic and Latin American operations.

     The Company's primary revolving credit facility (the "Credit Agreement") is with a group of five banks and currently has a maximum borrowing limit of $90.0 million. Fundings under the line are limited by a borrowing base computed as a percentage of domestic accounts receivable and inventories. At October 8, 1996, the borrowing base limited borrowings to $79.2 million ($75.7 million at August 31, 1996).

     CellStar Asia has a $15.0 million credit agreement with a bank. Fundings under this credit agreement are limited by a borrowing base computed as a percentage of CellStar Asia's accounts receivable and inventories. At October 8, 1996, the borrowing base limited borrowings to $15.0 million ($14.2 million at August 31, 1996).

     At August 31, 1996, the Company had $10.8 million of cash and cash equivalents, a decrease of $20.7 million since November 30, 1995. This decrease is reflective of a reduction of credit obligations and domestic and South American operating losses. The Company reduced bank debt by $27.2 million during the nine months ended August 31, 1996 by effectively managing inventory levels downward by $15.6 million primarily in its domestic and South American operations. On October 3, 1996, the Company announced it had signed an agreement with MCI for the sale of the Company's Communication Centers. The Company anticipates the sale will close by November 30, 1996. Proceeds from the sale will be used to pay down the Credit Agreement and for working capital purposes. The Company does not currently anticipate that it will need capital in excess of its current credit facilities in the near future to fund its operations, capital expenditures and near term business expansion.

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

     Cash used in investing activities of $4.0 million primarily related to purchases of various computer and office equipment during the nine months ended August 31, 1996. By comparison, the Company spent $7.2 million during the same period in the last fiscal year for the construction of its distribution warehouse in Carrollton, Texas and office equipment primarily for the expansion of Communication Centers.

     Traditionally, CellStar has financed growth in its domestic business and expansion into international markets with bank credit facilities. The Company believes that long-term capital funding in the form of debt and/or equity will be required over time to continue to allow the Company to grow. While CellStar has no immediate plans for long-term debt and/or equity financing, it anticipates that financing will be available at the appropriate time to meet the Company's long-term capital needs.

INTERNATIONAL OPERATIONS

     The Company's South American operations were negatively impacted by several factors during the third quarter, including a significant deterioration in the trade accounts receivable portfolio, an increase in the provision for inventory obsolescence and the write-off of a deferred tax asset. In recognition of the deterioration of its trade accounts receivables portfolio in specific South American markets, the Company added $8.5 million to its allowance for doubtful accounts in the region. Two countries, Brazil and Colombia, were responsible for a majority of this increase in the allowance, with the bankruptcy of one Brazilian customer during September accounting for the addition of $3.3 million to the allowance. While the Company believes that the level of its allowance is adequate to cover the risks of loss it has currently identified in its trade accounts receivable portfolio in South America, a further decline in economic conditions in the region could have an adverse effect on the Company, including the possible negative impact of such decline on a concentration of receivables among relatively few customers in Brazil.

     At August 31, 1996, the Company wrote off a deferred tax asset of approximately $2.0 million associated with its Brazilian operation due to the uncertainty of the Company's ability to generate sufficient future taxable income to utilize this tax benefit in the near term.

     During the third quarter, the Company continued its program to reduce the overall level of assets maintained in South America. The intent of this program is to reduce the Company's working capital requirements related to its South American operations to reduce the Company's exposure to financial and operating risks in the region. This program resulted in a $30.8 million, or 41.7%, reduction in South American assets from $73.9 million at February 29, 1996, to $43.1 million at August 31, 1996. Other changes to the Company's South American business strategy include a trend toward selling product to certain large South American customers directly from the Company's U.S. operations, where feasible, and a general reduction in the number of employees in the region. The Company expects this South American asset reduction trend to continue in subsequent quarters, although at a somewhat slower pace than experienced in the second and third quarters of 1996.

     As a result of economic volatility in Latin America, many currencies in the region have consistently lost value relative to the U.S. dollar over time. This regional history of local currency devaluations relative to the U.S. dollar along with the Company's largely U.S. dollar based cost structure for its Latin American operations produce the potential for the Company to incur foreign currency transaction losses in the normal course of business. In the third quarter of 1996, the Company experienced $0.7 million in foreign currency transaction losses, primarily related to its operation in Brazil. The Company attempts to mitigate the financial impact of foreign currency devaluations relative to the U.S. dollar by pricing its products in U.S. dollars where possible, by increasing prices of products at or above the anticipated rate of local currency devaluations, by indexing certain of its local currency accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency hedge contracts in certain instances.

                          PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS

            On July 22, 1996, a purported class action lawsuit was filed in the Northern District of Texas, Dallas Division, styled as follows: Reed and Lillian Riemer v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders and KPMG Peat Marwick, L.L.P. (the "Riemer Suit"). The Riemer Suit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as certain state laws. The plaintiffs allege that the defendants made untrue statements of material fact and/or omitted to state material facts about the business, financial condition, performance and future prospects of the Company, and that the value of the Company's common stock was artificially inflated as a result of such statements and omissions. The Riemer Suit seeks compensatory and exemplary damages and reimbursement of counsel and expert fees and costs.

            The Riemer Suit has been consolidated with the Gluck Suit, the Larson Suit, and the Goggin Suit discussed in the Form 10-Q for the quarterly period ended May 31, 1996, and the State of Wisconsin Investment Board has been appointed lead plaintiff in the consolidated action.

       ITEM 2.  CHANGES IN SECURITIES

            None.

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

       ITEM 5.  OTHER INFORMATION

            None.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS.

            2.1 Asset Purchase Agreement, dated as of October 1, 1996, by and among MCI Telecommunications Corporation and National Auto Center, Inc., CellStar Ltd. and CellStar Corporation (4)(5)

            3.1 Amended and Restated Certificate of Incorporation of the Company (1)

            3.2   Amended and Restated Bylaws of the Company (3)

            4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company filed as Exhibits
                  3.1 and 3.2 are incorporated into this item by reference
                  (1)(3)

            4.2   Specimen Common Stock Certificate of the Company (2)

            10.1 Second Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1996, among National Auto Center, Inc., CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Texas Commerce Bank National Association (4)

            10.2 Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1996, among National Auto Center, Inc., CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Texas Commerce Bank National Association (4)

            10.3 Agreement by and between Motorola Inc., by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (Domestic U.S.) (4)(5)

            27.1  Financial Data Schedule (4)
________________________________________
            (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
            (2) Previously filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
            (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
            (4)   Filed herewith.
            (5) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

       (B)  REPORTS ON FORM 8-K.

            None.

       SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CELLSTAR CORPORATION



                                           By: /s/ RICHARD M. GOZIA
                                             __________________________________
                                             Richard M. Gozia,
                                             Executive Vice President-
                                             Administration and Chief Financial
                                             Officer (Principal Financial
                                             Officer)



                                           By: /s/ EVELYN HENRY MILLER
                                             __________________________________
                                             Evelyn Henry Miller,
                                             Vice President and Corporate
                                             Controller



                                           Date:  October 15, 1996

                                 EXHIBIT INDEX
                                ---------------

        Exhibit
          No.                    Description
        -------   ------------------------------------------------------------
            2.1   Asset Purchase Agreement, dated as of October 1, 1996, by and among MCI Telecommunications Corporation and National Auto
                  Center, Inc., CellStar Ltd. and CellStar Corporation (4)(5)

            3.1   Amended and Restated Certificate of Incorporation of the
                  Company (1)

            3.2   Amended and Restated Bylaws of the Company (3)

            4.1   The Amended and Restated Certificate of Incorporation and
                  Amended and Restated Bylaws of the Company filed as Exhibits
                  3.1 and 3.2 are incorporated into this item by reference
                  (1)(3)

            4.2   Specimen Common Stock Certificate of the Company (2)

            10.1 Second Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1996, among National Auto Center, Inc.,
                  CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Texas Commerce Bank
                  National Association (4)

            10.2 Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1996, among National Auto Center, Inc.,
                  CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Texas Commerce Bank
                  National Association (4)

            10.3  Agreement by and between Motorola Inc., by and through its Pan
                  American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (Domestic U.S.) (4)(5)

            27.1  Financial Data Schedule (4)

________________________________________
            (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
            (2) Previously filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
            (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
            (4)   Filed herewith.
            (5) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.