Form 10-K405
period 1996-11-30
CELLSTAR CORP
filed 1997-02-28
CIK 913590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                                 Commission File Number
    November 30, 1996                                            0-22972


                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)

         Delaware                                               75-2479727
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)
                             1730 Briercroft Court
                            Carrollton, Texas 75006
                           Telephone (972) 466-5000

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

On January 31, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $277,603,415, based on the closing sales price of $23.125 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On January 31, 1997, there were 19,274,812 outstanding shares of Common Stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held during 1997 are incorporated by reference into Part III of the Form 10-K.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-K

                                                                            Page
                                                                          Number

Part I.
-------

Item 1.     Business                                                           3

Item 2.     Properties                                                        15

Item 3.     Legal Proceedings                                                 15

Item 4.     Submission of Matters to a Vote of Security Holders               17

Part II.
--------

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           18

Item 6.     Selected Consolidated Financial Data                              19

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         20

Item 8.     Consolidated Financial Statements and Supplementary Data          30

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          30

Part III.
---------

Item 10.    Directors and Executive Officers of the Registrant                31

Item 11.    Executive Compensation                                            31

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                        31

Item 13.    Certain Relationships and Related Transactions                    31

Part IV.
--------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   32

                                    Part I.

Item 1.     Business

General

     CellStar Overview

     CellStar Corporation ("CellStar" or the "Company") is an integrated wholesaler and retailer of cellular phones and other wireless communications products, with operations in the United States, the Asia-Pacific region, Latin America and the United Kingdom. The Company is one of the world's largest non-carrier wholesale distributors of cellular phones for Motorola Inc. ("Motorola"), Nokia Mobile Phones, Inc. ("Nokia") and Ericsson Inc. ("Ericsson"). The Company is also one of the largest non-carrier wholesale distributors of cellular phones for NEC Corporation ("NEC") in the United States. The Company is also a retailer of wireless communications products and services, with 36 retail locations in the United States, 6 retail locations in the Asia-Pacific region and 20 locations in Latin America as of November 30, 1996.

     The Company was formed as a Delaware corporation in 1981 to distribute and install automotive aftermarket products. In 1984, the Company began offering cellular phone products and services, and in 1989, the Company became an authorized distributor of Motorola cellular phones in certain regions of the United States. The Company entered into a similar arrangement with Motorola in Latin America in 1991 and in the Asia-Pacific region in 1994. In addition to its operations in the United States, as of November 30, 1996, the Company conducted operations in Hong Kong, China, Singapore, Malaysia, Taiwan and the Philippines (collectively, the "Asia-Pacific Region"), Mexico, Colombia, Venezuela, Ecuador, Chile, Argentina, and Brazil (collectively, the "Latin American Region") and the United Kingdom.

     Industry Overview

     Wireless communications technology provides a communications link between the public switched phone network and wireless communications devices, such as cellular handheld, mobile and transportable phones, pagers and two-way radios. Since its inception in 1983, the market for commercial cellular phone service has experienced rapid growth worldwide. According to industry estimates, as of December 31, 1995, there were approximately 85 million cellular phone subscribers worldwide, of which approximately 32 million subscribers were in the United States, approximately 7 million subscribers were in the Asia Pacific Region, approximately 3 million subscribers were in the Latin American Region and approximately 5 million subscribers were in the United Kingdom.

     As the communications industry evolves, new wireless communications technologies, such as personal communications services ("PCS"), enhanced specialized mobile radio ("ESMR") systems, and satellite-based systems, continue to emerge as alternatives to cellular systems. The Company anticipates that the continued growth of communications technologies and services such as PCS, ESMR and satellite-based systems will impact the composition of the wireless communications market. Although these new technologies are expected to compete with cellular technology, the Company believes that the wireless communications equipment industry as a whole will benefit from the emergence of such technologies, as well as from the rapid growth of the worldwide cellular market in general and the expected continuance of upgrades from analog to digital cellular technology.

United States

     Industry

     In the United States, cellular phone service was developed as an alternative to conventional landline systems and existing mobile phone service and has been one of the fastest growing market segments in the communications industry. The number of U.S. cellular subscribers has grown significantly since the inception of the cellular phone industry in 1983. According to industry estimates, as of December 31, 1995, there were approximately 32 million subscribers in the United States. In 1996, according to industry estimates, the number of cellular subscribers in the United States grew over 10 million.

     The chart below sets forth certain estimated information regarding U.S. cellular phone shipments and subscriber growth.

                                                Year Ended December 31,
                                                -----------------------

                                       1996     1995     1994     1993     1992
                                       ----     ----     ----     ----     ----

                                                     (In thousands)

Number of Cellular Phones Shipped     16,619   14,381   12,774    8,565    6,049

Number of Subscribers                 42,300   32,187   23,630   16,255   11,428

Source: Dataquest, Cellular Telephony Market Worldwide Overview - Market Trends 1996 (December 1996 Estimates)

     The Company believes that the U.S. market for wireless services will continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and enhancements. In addition, many cellular service providers are upgrading their existing cellular systems from analog to digital technology as a result of capacity constraints in many of the larger cellular markets and in order to respond to competition. Digital technology increases system capacity and is expected to offer other advantages, such as improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. If digital technology improves and becomes more affordable, the Company may benefit both from the sale of digital cellular phones as replacements for existing analog cellular phones and from the increased system capacity digital technology offers.

     Wholesale Operations

     General. Approximately 87% of the Company's U.S. revenues during fiscal 1996 were derived from wholesale operations. In the United States, manufacturers such as Motorola, Nokia, Ericsson and NEC sell cellular phones directly to large cellular carriers, such as AT&T Wireless Services, Inc., and large mass merchandisers, such as Sears, Roebuck and Co. The Company's wholesale operations complement these manufacturers' distribution channels, in that these manufacturers generally also sell to wholesale distributors such as the Company in order to access smaller volume purchasers. The Company also acts as a wholesale distributor of cellular accessories manufactured by original equipment manufacturers ("OEMs") and other suppliers to cellular carriers and mass merchandisers, as well as to smaller volume purchasers.

     During fiscal 1996, the Company sold its products to over 3,000 U.S. wholesale customers, the ten largest of which accounted for approximately 24% of the Company's consolidated net product sales in fiscal 1996. The Company offers cellular phones and accessories manufactured by OEMs, such as Motorola, Nokia, NEC and Ericsson, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, antennas, batteries, battery packs, battery eliminators and battery chargers. The Company sells these products under private labels to cellular carriers such as Southwestern Bell Mobile Systems, Inc., GTE Mobilnet, AirTouch Cellular, Cellular One and U.S. Cellular.

     The Company continues to broaden its product mix to include products that are compatible with new systems, such as GSM (Global System for Mobile Communications) and other digital systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

     During fiscal 1996, the Company began to take advantage of the growing demand for value-added facilitation and fulfillment services, including aftermarket and OEM product packaging and configuration, inventory management, order processing, return and repair management, marketing and design, credit and collections, and phone sales. The Company has provided some or all of these services to small carriers and, in October 1996, the Company entered into an agreement with Pacific Bell Mobile Services, pursuant to which the Company provides certain of these facilitation services.

     The Company's primary distribution facility, a 120,000 square foot warehouse facility, is located at its international headquarters in the Dallas/Fort Worth metropolitan area. The Company also operates a wholesale distribution facility in Miami, Florida to serve customers in the Latin American Region. During fiscal 1996, the Company altered its business strategy to sell to customers exporting into Colombia, Venezuela, Ecuador, Chile, Argentina and Brazil ("South America") directly from the Miami location rather than from its operations in South America. The Company also offers facilitation services for its operations in the Latin American Region out of the Miami location. The Company also operates smaller distribution facilities from its Hayward, California location.

     Sales and Marketing. The Company markets its products nationally to wholesale purchasers through its direct sales force and trade journal advertising. The Company offers advertising allowances, ready-to-use advertising materials and displays, easy access to hard-to-find products, credit terms, a variety of name brand products and highly responsive customer service.

     Retail Operations

     General. Approximately 13% of the Company's U.S. revenues in fiscal 1996 were derived from retail operations. On November 26, 1996, as part of its move to focus on its core wholesale business, the Company sold 334 of its 355 Communication Centers to MCI Telecommunications Corporation ("MCI"). Prior to such sale, the Company was a large activation agent of cellular phones in the United States, activating cellular service for large cellular carriers throughout the United States. During fiscal 1996, the Company had an average of approximately 350 Communication Centers in operation. As of November 30, 1996, the Company conducted its U.S. retail operations through 15 stand-alone retail stores in four states and its 21 remaining Communication Centers.

     The Company's retail stores generate revenues from three sources: the sale of cellular phones and other products, activation commissions and, in many cases, residual payments. An activation commission is paid by a cellular carrier when a customer initially subscribes for cellular service. The amount of the activation commission paid by a cellular carrier is based on the service plans and promotional marketing programs offered by that particular cellular carrier. Many of the Company's carrier contracts provide for a residual payment, which is a monthly payment made by a cellular carrier to the Company based on the cellular phone usage by a customer activated by the Company. Because standard cellular industry practice among activation agents is to offer certain cellular phones to a cellular subscriber at no charge, as a practical matter, the Company does not believe it can operate at the retail level on a profitable basis without agency agreements with cellular carriers that provide for activation commissions or residual fees. The Company's relationships with its carriers are governed by contracts, pursuant to which the Company is engaged as an agent to solicit and sell cellular phone services in certain geographic areas and may not act as a representative or agent for any other carrier or reseller in those areas.

     In the Dallas/Fort Worth, Texas, Kansas City, Missouri, and Kansas City and Wichita, Kansas markets, the Company conducts its retail operations under the name National Auto Cellular, and in the Houston and Austin, Texas markets, the Company conducts business under the name PC Cellular. The Company recently closed its retail locations in San Diego, California and Syracuse, New York.

     Sales and Marketing. The Company promotes its stand-alone retail stores through direct mailings and local media, including billboards, newspapers and radio. Most of the Company's advertising expenditures are spent on print and radio advertising in order to take advantage of cooperative advertising allowances generally provided by manufacturers and cellular phone carriers. To penetrate local markets, the Company has made use of subagent relationships. Subagents solicit customers and activate cellular service on behalf of the Company and receive a majority of the activation commissions, while the Company receives the residual commissions.

Asia-Pacific Region

     Industry

     According to industry estimates, in 1995, the number of cellular subscribers in the Asia-Pacific Region grew over 3 million. In 1996, according to industry estimates, the number of cellular subscribers in the Asia-Pacific Region grew over 5 million. Whereas demand for wireless service in major industrialized countries has been driven primarily by automobile and business travel, the Company believes that in the Asia-Pacific Region, demand for such services has been and will continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these factors, as well as the large population bases and economic growth in this region, the Company believes that phone users will increasingly utilize wireless systems, despite the fact that wireless service may be more expensive to the consumer than conventional landline communications.

     The chart below sets forth certain estimated information regarding cellular phone shipments and subscriber growth in the Asia-Pacific Region.

                                                 Year Ended December 31,
                                                 -----------------------

                                       1996     1995     1994     1993     1992
                                       ----     ----     ----     ----     ----

                                                      (In thousands)

Number of Cellular Phones Shipped      5,883    3,606    1,685      954      545

Number of Subscribers                 11,865    6,753    3,576    2,054    1,195

Source: Dataquest, Cellular Telephony Market Worldwide Overview - Market Trends 1996 (December 1996 Estimates)

     Operations

     General. The key to the Company's expansion in the Asia-Pacific Region has been its relationships with wireless equipment manufacturers. The Company typically enters a new market with the support of a manufacturer. The Company distributes products in the Asia-Pacific Region primarily for Motorola and Ericsson. Throughout the Asia-Pacific Region, CellStar acts as a wholesale distributor of wireless phones to large and small volume purchasers, including indirect sales to the large cellular carriers.

     Although the Company's business in the Asia-Pacific Region is predominantly wholesale, operations within a particular country may be either wholesale, retail, or both, and may be owned solely by the Company or jointly with local partners, depending on the market and regulatory environment in the host country.

     The following table outlines the Company's entry into the Asia-Pacific
Region:


                                                            Type of Operation
Country                     Year Entered               (as of November 30, 1996)
-------                     ------------               -------------------------
Hong Kong/China                 1993                   Wholesale
Singapore                       1995                   Wholesale and Retail
The Philippines                 1995                   Wholesale
Malaysia                        1995                   Wholesale and Retail
Taiwan                          1995                   Wholesale

     All of the Company's operations in this region are wholly or majority-owned except for the Company's operations in Malaysia. CellStar (Asia) Corporation, Ltd. ("CellStar Asia"), the oldest of the Company's business units in the region and the Company's most significant operation outside the United States, began as a joint venture in 1993 and became wholly-owned in June 1995. CellStar Asia's revenue is derived principally from wholesale sales of wireless products to Hong Kong-based companies that ship wireless products to China.

     At November 30, 1996, the Company sold its products to approximately 56 wholesale customers in the Asia-Pacific Region, the ten largest of which accounted for approximately 21% of the Company's consolidated net product sales in fiscal 1996. The Company offers wireless phones and accessories manufactured by OEMs, such as Motorola and Ericsson, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, hands-free kits, earphones and plug-in chargers.

     The Company continues to broaden its product mix in the Asia-Pacific Region to include products that are compatible with new systems, such as ETAC (Enhanced Total Access Communications), GSM and other digital systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

     The Company's operations and sales in the Asia-Pacific Region are subject to political and economic risks, including political instability, currency controls, currency devaluations, exchange rate fluctuations, increased credit risks, inflation, foreign tax laws, changes in import/export regulations and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

     Sales and Marketing. The Company markets its products to wholesale purchasers through direct sales and advertising. To penetrate local markets in the Philippines, the Company has made use of subagent relationships.


Latin American Region

     Industry

     According to industry estimates, in 1995, the number of cellular subscribers in the Latin American Region grew over 1 million. In 1996, according to industry estimates, the number of cellular subscribers in the Latin American Region grew by close to 2 million. The Company believes that in the Latin American Region, demand for such services has been and will continue to be driven by an unsatisfied demand for basic phone service due to lack of adequate landline service and limited wireless penetration, as well as expansion of wireless capacity in this region.

     The chart below sets forth certain estimated information regarding cellular phone shipments and subscriber growth in the Latin American Region.


                                               Year Ended December 31,
                                        ------------------------------------

                                        1996    1995    1994    1993    1992
                                        ----    ----    ----    ----    ----

                                                      (In thousands)

Number of Cellular Phones Shipped       2,222   1,461   1,010    434     271

Number of Subscribers                   5,272   3,305   1,951    962     527

Source: Dataquest, Cellular Telephony Market Worldwide Overview - Market Trends 1996 (December 1996 Estimates)

     Operations

     General. The key to the Company's expansion in the Latin American Region has been its relationships with wireless equipment manufacturers and wireless service carriers. The Company distributes products in the Latin American Region for Motorola, Ericsson and Nokia. CellStar acts as a wholesale distributor of cellular phones in the Latin American Region to large volume purchasers, such as the large cellular carriers (e.g., Telcel, the cellular subsidiary of Telmex), as well as to smaller volume purchasers.

     Although the Company's business in the Latin American Region is predominantly wholesale, operations within a particular country may be either wholesale, retail, or both. In fiscal 1996, the Company instituted a program to reduce the overall level of assets maintained in the Latin American Region to reduce its exposure to financial and operating risks in the region and to reduce working capital requirements. Changes to the Company's operating strategy include sales of products from the Miami, Florida warehouse to South American customers exporting into South American countries and a general reduction in the number of employees in the region.

     The following table outlines the Company's entry into its Latin American
Region:

                                                           Type of Operation
Country                       Year Entered             (as of November 30, 1996)
-------                       ------------             -------------------------
Mexico                            1991                 Wholesale and Retail
Venezuela                         1993                 Wholesale and Retail
Brazil                            1993                 Wholesale and Retail
Chile                             1993                 Wholesale and Retail
Colombia                          1994                 Wholesale and Retail
Ecuador                           1995                 Wholesale and Retail
Argentina                         1995                 Wholesale

     The Company acts through wholly-owned subsidiaries in each of the countries in this region. The Company's largest wholesale customers in the region are cellular carriers. As of November 30, 1996, the Company operated 20 full-service retail stores in Latin America -- 13 in Mexico, 3 in Columbia, and 1 in each of Venezuela, Chile, Brazil and Ecuador. As of

November 30, 1996, the Company also operated 4 kiosks in Venezuela. The Company receives activation commissions in all Latin American retail markets except Brazil.

     At November 30, 1996, the Company sold its products to approximately 550 wholesale customers in the Latin American Region, the ten largest of which accounted for approximately 7% of the Company's consolidated net product sales in fiscal 1996. The Company offers cellular phones and accessories manufactured by OEMs, such as Motorola, Nokia and Ericsson, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, batteries, battery eliminators, chargers, leather cases, power supplies and antennas. The Company sells these products to mass merchandisers and other retailers.

     The Company continues to broaden its product mix in the Latin American Region to include products that are compatible with new systems, such as digital. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

     The Company's operations and sales in the Latin American Region are subject to political and economic risks, including political instability, currency controls, currency devaluations, exchange rate fluctuations, increased credit risks, inflation, foreign tax laws, changes in import/export regulations and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

     Sales and Marketing. The Company markets its products through direct sales and advertising. In the Latin American markets where it conducts retail operations, the Company primarily utilizes direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in Mexico, Venezuela, Colombia and Ecuador. During fiscal 1996, the Company launched prepaid cellular programs in Mexico and Venezuela. The Company expects these prepaid programs to make wireless communications services more accessible to the overall population in these markets because it eliminates the need for established credit and monthly fees.


Other Regions

     During fiscal 1996, the Company formed a majority-owned U.K. subsidiary to distribute cellular phones, pagers, PCS, mobile radio and other wireless communications equipment and related accessory products throughout the United Kingdom. The Company also signed an agreement with Motorola to distribute wireless products throughout the United Kingdom. The Company is also considering entry into other countries where the Company believes the environment is conducive to the growth of the wireless market. The Company will continue to assess evolving market conditions, economic conditions and other factors which may affect its prospects in a particular foreign country.

Industry Relationships

     The Company has established relationships with leading wireless equipment manufacturers and wireless service carriers. These alliances have been key to the Company's market and product expansion.

     Although the Company purchased its products from more than 20 suppliers in fiscal 1996, substantially all of the Company's purchases were from Motorola, Nokia, Ericsson and

NEC. The Company also distributed cellular products that are manufactured by these and other manufacturers under its own trade name, CellStar. The Company has various one-year supply contracts with Motorola, Nokia and Ericsson that specify territories, minimum purchase levels, pricing and payment terms. These contracts typically provide that the Company will receive the benefit of price decreases on products in the Company's inventory if such products were shipped to the Company within a specified period of time prior to the price decrease.

     The Company's expansion is due to several factors, one of which is its relationship with Motorola, the largest manufacturer of cellular products in the world, according to industry sources, and the Company's largest supplier. For the year ended November 30, 1996, Motorola accounted for approximately 74% of the Company's product purchases, including CellStar branded products. The Company considers its relationships with its suppliers to be satisfactory. The Company believes that its relationship with Motorola will enable it to continue to offer a wide variety of cellular products in the marketplace. In July 1995, Motorola purchased 696,437 shares of the outstanding common stock of the Company. While the Company believes that its relationship with Motorola and other significant vendors is satisfactory, there can be no assurance that these relationships will continue. The loss of Motorola or any other significant vendor or a substantial price increase imposed by a vendor could have a materially adverse impact on the Company. In addition, if the Company is unable to obtain sufficient amounts of products from its vendors on a timely basis, its operations could be materially and adversely affected.

Seasonality and Cyclicality

     The effects of seasonal fluctuations have not historically been apparent in the Company's operating results due to the Company's rapid growth in revenues. However, the Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. Seasonality contributed to the increase in the Company's sales during the fourth quarter of 1996. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company's principal markets could have a material adverse effect on the Company's operating results.

Asset Management

     Management Information Systems

     During fiscal 1996, the Company continued to invest in technology to improve financial and information technology control systems. The Company is continuing to focus on materials management and international operations. In addition, the Company has targeted several new short-term and long-term projects to enhance its information systems, including (i) development of data warehousing and decision support technologies, (ii) updates to the network operating system and core network servers to newer technology, (iii) upgrades to allow remote computing, (iv) advancements in inventory planning and control, (v) implementation of electronic commerce utilizing the Internet and (vi) integration and more efficient communication between global sites.

     Inventory

     The Company purchases its products from more than 20 suppliers that ship directly to the Company's warehouse or distribution facilities. Inventory purchases are based on quality, price, service, market demand, product availability and brand recognition. Certain of the Company's major vendors provide favorable purchasing terms to the Company, including price protection credits, stock balancing, increased product availability and cooperative advertising and marketing allowances. The Company provides stock balancing to certain of its customers. The manufacturers of products typically provide replacement warranties, which the Company extends to its customers. Currently, the Company has no long-term contracts for the purchase of merchandise.

     The market for wireless products is characterized by rapidly changing technology and frequent new product introductions. The Company's success depends in large part upon its ability to identify and obtain the right to market products that will meet the changing requirements and demands of the marketplace. Inventory control is important to the Company's ability to maintain margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The Company uses its management information system and an electronic purchase order system to help manage inventory and sales margins.

     There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive. The Company has in the past experienced shortages in supply for certain products that have been in high demand, and no assurance can be given that product shortages will not occur in the future.

     The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit this risk by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company's significant inventory investment in its international operations exposes it to certain political and economic risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     During fiscal 1996, the Company embarked upon a program to re-engineer its materials management processes, including reconfiguration of its main warehouse layout to optimize cycle times and reduce inventory handling costs. During fiscal 1997, the Company intends to continue implementation of the re-engineering program and to expand on technologies such as Radio Frequency (to capture outbound serial numbers into the Company's AS/400 system) and integration of the Company's major shipping partner into the AS/400 system.

     Typically, the Company ships its products within 24 hours from receipt of customer orders. Therefore, the only backlog is on products that the Company is unable to obtain from a supplier. At November 30, 1996, no such orders were considered firm.

Trademarks

     The Company markets certain of its products under the trade name CellStar. The Company has registered its trade name on the Principal Register of the United States Patent and Trademark Office and has registered or applied for registration of its trade name in certain foreign jurisdictions. The Company also has filed for registrations of its other trade names in the United States and other jurisdictions where it does business.

Competition

     The Company operates in a highly competitive environment and believes that such competition will intensify in the future. The Company competes primarily on the basis of inventory availability and selection, delivery time, service and price. Many of the Company's competitors are larger and have greater capital and management resources than the Company.

In addition, potential users of cellular systems may find their communications needs satisfied by other current and developing technologies. For example, ESMR, PCS or satellite-based systems are being developed to compete with cellular systems. The Company's ability to remain competitive will therefore depend upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be successful in anticipating and adapting to such technological changes.

     In the current U.S. wholesale wireless phone and accessory product markets, the Company's primary competitors are cellular carriers and other independent distributors such as Brightpoint, Inc. ("Brightpoint") and Pana-Pacific Corporation. The Company also competes with logistics companies. The Company's major competitors in the United States in the retail cellular phone markets are other agents and resellers and cellular carriers that have retail outlets.

     Competitors of the Company in the Asia-Pacific and Latin American Regions include national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors, including Brightpoint. In addition, the Company competes for activation fees and residual fees with agents and subagents for the cellular carriers.

     Products that reach the market outside of normal distribution channels, such as "gray market" resales (e.g., unauthorized or illegal resales, which may avoid applicable duties and taxes), may also have a negative impact on the Company's operations.

Employees

     As of November 30, 1996, the Company had approximately 1,010 employees. Of these employees, approximately 540 work in U.S. operations, approximately 180 work in the Asia-Pacific operations, approximately 270 work in the Latin American operations and approximately 20 work in the U.K. operations. Of the Company's U.S. employees, approximately 185 are involved in wholesale operations, approximately 260 are involved in retail operations, and approximately 95 are corporate office personnel. None of the Company's U.S. or Asia-Pacific employees are subject to collective bargaining agreements. In Mexico, approximately 115 employees are subject to labor agreements. The Company never has experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company:


Alan H. Goldfield            53  Chief Executive Officer and Chairman of the
                                 Board of Directors
Richard M. Gozia             52  President, Chief Operating Officer and Director
Mark Q. Huggins              47  Senior Vice President -- Administration, Chief
                                 Financial Officer and Treasurer
A.S. Horng                   39  General Manager of CellStar Asia
Daniel T. Bogar              37  Vice President -- South American Operations
                                 and Director
Michael S. Hedge             40  Vice President -- Wholesale Sales and Director
Timothy L. Maretti           43  Vice President -- Mexican Operations
Evelyn Henry Miller          39  Vice President -- Corporate Controller
Elaine Flud Rodriguez        40  Vice President, General Counsel and Secretary
Richard L. White             37  Vice President & Chief Information Officer

     Alan H. Goldfield is a founder of the Company and has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1981. Mr. Goldfield served as President of the Company from its formation until March 1995, when Terry S. Parker was appointed President, and from August 1996 until December 1996, when Richard M. Gozia was appointed President. Mr. Goldfield serves as an officer and director of the Company pursuant to his employment agreement.

     Richard M. Gozia has been the President and Chief Operating Officer of the Company since December 1996. Mr. Gozia joined CellStar as Executive Vice President-Administration and Chief Financial Officer in June 1996. He has been a member of the Board of Directors since June 1996. Mr. Gozia serves as an officer and director of the Company pursuant to his employment agreement. From 1994 to 1996, Mr. Gozia served as Executive Vice President of Spectravision, Inc., a provider of in-room hotel movies. From 1991 to 1994, Mr. Gozia was Chairman and Chief Executive Officer of Wyatt Cafeterias, Inc.

     A.S. Horng has been General Manager of CellStar Asia since September 1993. He currently has responsibility for all of the Company's operations in the Asia-Pacific Region. From 1991 to 1993, Mr. Horng was President of C-Mart USA Corporation, a distributor and manufacturer of aftermarket cellular phone accessory products. Mr. Horng serves CellStar Asia pursuant to his employment agreement.

     Mark Q. Huggins joined the Company as Senior Vice President - Administration, Chief Financial Officer and Treasurer in January 1997. From September 1992 until January 1997, Mr. Huggins served as Chief Financial Officer of Van Camp Seafood Company, Inc., a manufacturer of canned seafood products. From May 1991 until September 1992, Mr. Huggins served as Vice President - Finance of Clarke American Checks, Inc., a check printer. Mr. Huggins serves as an officer of the Company pursuant to his employment agreement.

     Daniel T. Bogar has served as Vice President of South American Operations since October 1993 and has been a director of the Company since July 1994. From August 1991 to November 1992, Mr. Bogar managed the Company's operations in Mexico, and from 1987 to 1991, Mr. Bogar was General Manager of the Company's Houston operations. Mr. Bogar has been responsible for the Company's South American operations since November 1992.

     Michael S. Hedge has served as Vice President of Wholesale Sales and as a director of the Company since October 1993. From 1990 to 1993, Mr. Hedge was the Company's Wholesale Distribution Sales Manager. From 1987 until 1990, Mr. Hedge was Sales Manager of the Company's Houston operations.

     Timothy L. Maretti has served as Vice President of Mexican Operations of the Company since October 1993. In January 1995, Mr. Maretti was given the additional responsibility of developing the Company's operations in certain areas of the Asia-Pacific Region, and in January 1996, Mr. Maretti was given the additional responsibility of developing the Company's operations in Brazil. From March 1992 to 1993, Mr. Maretti served as general director of the Company's Mexican operations. From 1987 to 1992, Mr. Maretti served as vice president-regional general manager of Southwestern Bell Mobile Systems, Inc., Dallas.

     Evelyn Henry Miller has served as Vice President - Corporate Controller of the Company since November 1995. From August 1993 until October 1995, Ms. Miller served as Director, Corporate Accounting of Aviall, Inc. ("Aviall"), the world's largest independent overhauler of turbine engines and distributor of airline parts. From April 1988 until August 1993, Ms. Miller served in various other capacities for Aviall, including Director, Financial Planning and Analysis; Senior Manager, Accounting; and Manager, Inventory Accounting and Control. Prior to joining Aviall, Ms. Miller served as Assistant Controller, Accounting

Operations for Dallas Market Center (a Trammell Crow Company) and held several positions with KPMG Peat Marwick. Ms. Miller is a Certified Public Accountant.

     Elaine Flud Rodriguez joined the Company in September 1993 and has been Vice President, General Counsel and Secretary since October 1993. From October 1991 to August 1993, she was General Counsel and Secretary of Zoecon Corporation, a pesticide manufacturer and distributor owned by Sandoz Ltd. Prior thereto she was engaged in the private practice of law with Atlas & Hall and Akin, Gump, Strauss, Hauer & Feld. Ms. Rodriguez is licensed to practice law in the states of Texas and Louisiana.

     Richard L. White has served as Vice President and Chief Information Officer of the Company since November 1996. From October 1995 until joining the Company, Mr. White served as a director with BSG Alliance/IT, a systems integrater. From April 1983 to October 1995, Mr. White held several positions with various units of AMR Corporation, an airline holding company, including Vice President - Technology for Data Management Services, an AMR Services subsidiary specializing in offshore data capture and image processing, Manager of Project Consulting/Risk Assessment for The Sabre Group, and various management positions with The Sabre Group and American Airlines' technology services.

Item 2.  Properties

     The Company's corporate headquarters and distribution facility, located at 1730 and 1728 Briercroft Court in Carrollton, Texas, are owned by the Company, subject to a first lien mortgage. The corporate headquarters contains approximately 43,000 square feet and is utilized as the Company's primary corporate offices and as a product return center. The distribution facility contains approximately 120,000 square feet and is used as the Company's primary warehouse and distribution center.

     The Company leases its Miami, Florida distribution facility which contains approximately 22,500 square feet and is used to serve customers in the Latin American Region. As of November 30, 1996, the Company leased a total of 23 other U.S. operating facilities (not including Communication Centers located in Sam's Clubs) in 5 states and a total of 27 operating facilities in Mexico, Venezuela, Chile, Brazil, Colombia, Argentina, Ecuador, China, Hong Kong, Taiwan, Singapore, the Philippines and Malaysia. These facilities serve as offices, warehouses, distribution centers or retail locations.

     The Company believes that its existing facilities will be adequate to meet current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

Item 3.  Legal Proceedings

     On May 14, 1996, a purported class action lawsuit was filed in the United States Federal District Court for the Northern District of Texas, Dallas Division, styled as follows: Sidney Gluck, John Dolcemaschio, James Miller and Nancy L. Miller v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders, and KPMG Peat Marwick, L.L.P. (the "Gluck Suit"). The Gluck Suit alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, as well as certain state laws. The plaintiffs allege that the defendants misrepresented or failed to disclose material facts concerning the business prospects and financial condition of the Company, and that the value of the Company's common stock was artificially inflated as a result of such misrepresentations or failures to correct the alleged misrepresentations. The Gluck Suit seeks compensatory and exemplary damages and reimbursement of attorneys' fees and costs.

     On May 21, 1996, a purported class action lawsuit was filed in the United States Federal District Court for the Northern District of Texas, Dallas Division, styled as follows: Diane Larson against CellStar Corporation, Alan H. Goldfield, Terry S. Parker and Evelyn M. Henry (the "Larson Suit"). The Larson Suit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants misrepresented the actual financial condition of the Company and its current and future business prospects by overstating the Company's revenues and earnings and reflecting a bullish outlook for the Company when it was allegedly experiencing a slowdown in growth. They allege that these actions artificially inflated the price of the Company's common stock. The Larson Suit seeks money damages and reimbursement of attorneys' fees and cost.

     On June 14, 1996, a purported class action lawsuit was filed in the United States Federal District Court for the Northern District of Texas, Dallas Division, styled as follows: Elvia H. Goggin and R. Heath Larry vs. CellStar Corporation, Alan H. Goldfield and Terry S. Parker (the "Goggin Suit"). The Goggin Suit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants made false and misleading statements regarding CellStar's performance and misrepresented or failed to disclose material facts affecting CellStar's expenses and profits, thereby allegedly artificially inflating and maintaining the market price of CellStar common stock and distorting investors' assessment of the Company. The Goggin Suit seeks money damages and reimbursement of attorneys' fees and costs.

     On July 22, 1996, a purported class action lawsuit was filed in the United States Federal District Court for the Northern District of Texas, Dallas Division, styled as follows: Reed and Lillian Riemer v. Cellstar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders and KPMG Peat Marwick, L.L.P. (the "Riemer Suit"). The Riemer Suit alleges violations of
Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as certain state laws. The plaintiffs allege that the defendants made untrue statements of material fact and/or omitted to state material facts about the business, financial condition, performance and future prospects of the Company, and that the value of the Company's common stock was artificially inflated as a result of such statements and omissions. The Riemer Suit seeks compensatory and exemplary damages and reimbursement of counsel and expert fees and costs.

     The Riemer Suit has been consolidated with the Gluck Suit, the Larson Suit, and the Goggin Suit, and the State of Wisconsin Investment Board has been appointed lead plaintiff in the consolidated action. The lead plaintiff, joined by Diane Larson, Martin Katz, Mostafa Aboul-Fetouh, Ahmed Aboul-Fetouh, Enass Aboul-Fetouh and Norma Vittor, filed a Consolidated Amended Complaint that asserts (i) claims against the Company, Alan H. Goldfield, Terry S. Parker, John
S. Bain, Kenneth W. Sanders, Evelyn M. Henry and Leonard C. Ratley for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Texas Civil Statute section 27.01, common law fraud, and for negligent misrepresentation; (ii) an additional claim against those individual defendants for violations of Section 20(a) of the Exchange Act; and (iii) claims against those individual defendants, Daniel T. Bogar, James L. Johnson, Ronald
J. Kramer, Michael S. Hedge and Kenneth E. Kerby for breach of a fiduciary duty of disclosure under Delaware common law. The Consolidated Amended Complaint alleges, among other things, that the defendants misrepresented or failed to disclose material facts regarding the business, financial condition, performance and future prospects of the Company and that, as a result of such statements or omissions, the value of the Company's common stock was artificially inflated. Claims are also asserted against the Company's auditors, KPMG Peat Marwick L.L.P. The plaintiffs seek compensatory damages, exemplary damages and costs and expenses, including attorneys' fees and expert fees. All defendants have filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. The motions are pending.

     The Company believes it has meritorious defenses to these claims and is vigorously defending this action. The ultimate outcome is not currently predictable.

     The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended November 30, 1996.

                                   Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The Company's common stock began trading on the NASDAQ National Market System under the symbol CLST on December 7, 1993. Prior to the Company's initial public offering in December 1993, there was no established public trading market for the Company's common stock. As of January 31, 1997, there were 205 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by CEDE & Co. The following table sets forth, on a per share basis for the periods indicated and since the Company's initial public offering, the high and low sale prices for the common stock during fiscal 1996 as reported by NASDAQ.


                                                     High         Low
                                                   -------      -------
Fiscal Year ended November 30, 1996
  Quarter Ended:
    February 29, 1996......................        $29.250      $17.375
    May 31, 1996...........................        $18.000      $ 5.750
    August 31, 1996........................        $10.375      $ 6.250
    November 30, 1996......................        $12.750      $ 6.000

Fiscal Year ended November 30, 1995
  Quarter Ended:
    February 28, 1995......................        $25.500      $16.125
    May 31, 1995...........................        $25.125      $17.125
    August 31, 1995........................        $34.375      $19.500
    November 30, 1995......................        $37.125      $22.500

     The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain all earnings to finance the continued growth and development of its business and does not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 6.     Selected Consolidated Financial Data

The selected data presented below was derived from the audited financial statements of the Company for the periods presented. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                                Year Ended November 30,
                                                             ---------------------------------------------------------------
                                                                1996         1995         1994         1993         1992
                                                             -----------  -----------  -----------  -----------  -----------

                                                                   (In thousands, except per share and operating data)
Income Statement Data:

   Revenues:
      Net product sales                                     $   845,569     723,886      447,741      224,845      136,946
      Activation income                                          88,474      75,690       60,153       42,223       39,387
      Residual income                                            13,558      12,339       10,528        8,308        4,626
                                                             -----------  -----------  -----------  -----------  -----------
   Total revenues                                               947,601     811,915      518,422      275,376      180,959
   Cost of sales                                                810,000     702,074      448,780      229,796      148,490
                                                             -----------  -----------  -----------  -----------  -----------
   Gross profit                                                 137,601     109,841       69,642       45,580       32,469
                                                             -----------  -----------  -----------  -----------  -----------

   Operating expenses:
      Selling, general and administrative expenses              135,585      76,553       44,598       28,321       19,882
      Fees and bonus to stockholders                                  -           -            -        3,135        9,084
                                                             -----------  -----------  -----------  -----------  -----------
   Total operating expenses                                     135,585      76,553       44,598       31,456       28,966
                                                             -----------  -----------  -----------  -----------  -----------

   Operating income                                               2,016      33,288       25,044       14,124        3,503
   Other income (expense), net                                   (8,882)     (2,950)         232       (1,228)      (1,635)
                                                             -----------  -----------  -----------  -----------  -----------
   (Loss) income before income taxes                             (6,866)     30,338       25,276       12,896        1,868
   Income taxes (1)                                                (453)      7,442        9,028        5,043        1,880
                                                             -----------  -----------  -----------  -----------  -----------

   Net (loss) income                                        $    (6,413)     22,896       16,248        7,853          (12)
                                                             ===========  ===========  ===========  ===========  ===========

   Net (loss) income per share                              $     (0.33)       1.22         0.88         0.58            -
                                                             ===========  ===========  ===========  ===========  ===========
   Weighted average number of shares
      outstanding                                                19,274      18,822       18,441       13,500       13,500
                                                             ===========  ===========  ===========  ===========  ===========
Balance Sheet Data:

   Working capital                                          $    71,365      74,410       63,668        7,052        9,584
   Total assets                                             $   298,551     314,921      186,354       89,894       52,762
   Notes payable to financial institutions, current
      portion of notes payable to stockholders
      and current portion of long-term debt                 $    56,704      99,187       12,735        8,968        4,037
   Long-term debt, less current portion                     $     6,285       6,880        3,095            -            -
   Notes payable to stockholders, less current portion      $         -           -            -        7,214       13,420
   Stockholders' equity (deficit)                           $   104,263     111,295       76,642        7,749          (51)

Operating Data:

   International revenues as % of total revenues                   39.9%       41.1% (2)    23.3% (2)    22.5%        31.0%
   Number of U.S. retail locations at year end:
      Stand-alone stores                                             15          16           17           12           11
      Communication Centers                                          21         347           76            -            -

(1) The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), as of December 1, 1991, without restatement of prior years' consolidated financial statements. As a result of applying Statement 109 in 1992, net loss for the year ended November 30, 1992 decreased approximately $776,000 ($.06 per share) due to the recognition of a deferred tax benefit that could not be recognized under the provisions of APB Opinion No. 11.

(2) Excludes sales to CellStar Asia, which were included in U.S. sales prior to the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995. If the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995 is given pro forma effect as of December 1, 1993, international revenues as a percent of total revenues would be 51.9% and 34.7% for fiscal 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is an integrated wholesaler and retailer of cellular phones and other wireless communications products. From fiscal 1992 to fiscal 1996, the Company's total revenues grew from $181.0 million to $947.6 million. The Company accomplished this growth primarily by focusing its efforts on the cellular phone industry. To date, U.S. sales of cellular phone products have increased primarily as a result of greater market penetration and decreasing unit prices. Higher unit sales have resulted in an increase in total revenues, which have more than offset decreases in unit prices. The Company's international sales of cellular phone products have increased primarily as a result of its entry into the Asia-Pacific and Latin American Regions.

     The Company reported a net loss for fiscal 1996 of $6.4 million, compared to net income of $22.9 million for fiscal 1995, and a net loss per share of $0.33 for fiscal 1996, compared to net income per share of $1.22 for fiscal 1995. Such results were primarily due to a write-down of receivables in Brazil and unprofitable growth of the Company's Communication Centers located in Sam's Clubs.

     This Annual Report on Form 10-K comtains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Annual Report, the words "anticipate," "estimate," "expect," "may," "project," "believes" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The Company's overall operations are also subject to certain risks. See "Business-- Industry Overview--Industry Relationships--Seasonality and Cyclicality--Asset Management--Competition," above, and "--Liquidity and Capital Resources--Impact of Inflation--Seasonality and Cyclicality," below. Foreign operations and sales are further subject to political and economic risks, including political instability, currency controls, currency devaluations, exchange rate fluctuations, credit risks, inflation, foreign tax laws, changes in import/export regulations and tariffs. See "Business--Asia-Pacific Region-- Operations--Latin American Region--Operations--Industry Relationships-- Seasonality and Cyclicality--Asset Management--Competition," above, and "-- Liquidity and Capital Resources--International Operations--Impact of Inflation-- Seasonality and Cyclicality," below.

     To enable the Company to focus its resources more effectively on its core wholesale operations, in November 1996, the Company completed the sale to MCI of substantially all of its Communication Centers for $16.1 million. The transaction did not result in a material gain. The Company also signed a distribution agreement with MCI to supply MCI with cellular phones and accessories for the Communication Centers.

     The Company expects that with future increases, if any, to its revenues more funds will be needed to support corresponding increases in the Company's inventory and accounts receivable levels. See "--Liquidity and Capital Resources" below.


Results of Operations

     The Company's historical records do not enable management to provide accurate information with respect to disaggregated wholesale and retail prices, volumes and gross margins. The gross margins realized from its wholesale product revenues are generally lower than the margins realized from its retail product revenues. Therefore, if wholesale revenues increase relative to retail revenues, gross profit as a percentage of total revenues decreases. However, due to the more labor intensive nature of its retail operations, selling, general and administrative expenses are higher with respect to retail sales, which offsets the higher gross margins the Company realizes from retail product sales.

     The following table sets forth certain statement of operations data for the Company expressed as a percentage of total revenues for the past three fiscal years:

                                                           1996          1995          1994
                                                        ----------    ----------    ----------
Revenues:
  Net product sales                                          89.2 %        89.2 %        86.4 %
  Activation income                                           9.3           9.3          11.6
  Residual income                                             1.5           1.5           2.0
                                                        ----------    ----------    ----------
     Total revenues                                         100.0         100.0         100.0

Cost of sales                                                85.5          86.5          86.6
                                                        ----------    ----------    ----------
     Gross profit                                            14.5          13.5          13.4
  Selling, general and administrative expenses               14.3           9.4           8.6
                                                        ----------    ----------    ----------
     Operating income                                         0.2           4.1           4.8

Other income (expense):
  Interest expense                                           (0.9)         (0.8)         (0.2)
  Other income, net                                             -           0.4           0.2
                                                        ----------    ----------    ----------
     Total other income (expense)                            (0.9)         (0.4)            -

  (Loss) income before income taxes                          (0.7)          3.7           4.8
  Income taxes                                                   -         (0.9)         (1.7)
                                                        ----------    ----------    ----------
  Net (loss) income                                          (0.7) %        2.8  %        3.1  %
                                                        ==========    ==========    ==========

     The Company classifies revenues generated by its majority-owned foreign subsidiaries as revenues attributable to its international operations and classifies export sales to its nonconsolidated ventures as revenues attributable to its U.S. operations. The amount of net revenues and the approximate percentages of net revenues attributable to the Company's operations for the past three fiscal years are shown below:

                                          1996                    1995                     1994
                                  --------------------    ---------------------    --------------------
                                                          (Dollars in thousands)
U.S.:
  Net product sales/(1)/          $   485,788    51.3 %       415,094     51.1 %      354,193     68.3 %
  Activation income                    71,072     7.5          52,704      6.5         35,286      6.8
  Residual income                      11,884     1.3          10,379      1.3          8,625      1.6
                                  ------------  ------    ------------  -------    -----------  -------
          Total U.S.                  568,744    60.1         478,177     58.9        398,104     76.7
                                  ------------  ------    ------------  -------    -----------  -------
Asia-Pacific:
  Net product sales/(2)/              247,773    26.1         183,274     22.6              -        -
  Activation income                       720     0.1               -        -              -        -
  Residual income                           -       -               -        -              -        -
                                  ------------  ------    ------------  -------    -----------  -------
          Total Asia-Pacific          248,493    26.2         183,274     22.6              -        -
                                  ------------  ------    ------------  -------    -----------  -------
Latin America:
  Net product sales                   101,440    10.7         125,518     15.5         93,548     18.1
  Activation income                    16,682     1.8          22,986      2.8         24,867      4.8
  Residual income                       1,674     0.1           1,960      0.2          1,903      0.4
                                  ------------  ------    ------------  -------    -----------  -------
          Total Latin America         119,796    12.6         150,464     18.5        120,318     23.3
                                  ------------  ------    ------------  -------    -----------  -------
Europe:
  Net product sales                    10,568     1.1               -        -              -        -
  Activation income                         -       -               -        -              -        -
  Residual income                           -       -               -        -              -        -
                                  ------------  ------    ------------  -------    -----------  -------
          Total Europe                 10,568     1.1               -        -              -        -
                                  ------------  ------    ------------  -------    -----------  -------
Total                             $   947,601   100.0 %       811,915    100.0 %      518,422    100.0 %
                                  ============  ======    ============  =======    ===========  =======

---------------
(1)Includes export sales of $90.2 million and $59.8 million in 1995 and 1994, respectively, to CellStar Asia prior to June 3, 1995 when CellStar Asia became a wholly-owned subsidiary of the Company.
(2)Fiscal year 1995 includes sales of $143.1 million by CellStar Asia after June 2, 1995.

Fiscal 1996 Compared to Fiscal 1995

     Revenues. Total revenues increased $135.7 million, or 16.7%, from $811.9 million in fiscal 1995 to $947.6 million in fiscal 1996.

     U.S. revenues increased 18.9%, from $478.2 million in fiscal 1995 to $568.7 million in fiscal 1996. The increase was due to increases in net product sales of $70.7 million, activation income of $18.4 million and residual income of $1.5 million. The increase in net product sales was due primarily to a shift in strategy from in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. The Company adopted this strategy to reduce currency, accounts receivable and inventory risks. In addition, the U.S. operations achieved growth in net product sales to wholesale customers in the United States.

     U.S. activation income increased primarily as a result of an overall increase in sales of cellular phone units at the retail level. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers beginning in the fourth quarter of fiscal 1994. Since the Company sold substantially all of its Communication Centers in November 1996, the Company expects a decline in activation income in fiscal 1997. The increase in residual income primarily corresponded to the Company's growing cellular phone user base where the Company operated stand-alone retail stores, which increase was partially offset by lower average monthly user phone bills.

     The Company's international revenues, which include direct revenues derived primarily from the operations of its subsidiaries in the Latin American and Asia-Pacific Regions, increased 13.5%, from $333.7 million in fiscal 1995 to $378.8 million in fiscal 1996. The growth in international revenues was due to the acquisition of the remaining 50% interest in CellStar Asia, which resulted in CellStar Asia's sales being classified as international sales beginning in June 1995. Prior to the June 1995 acquisition, CellStar Asia's operations were not consolidated with the operations of the Company, and sales of products to CellStar Asia were considered revenues of the Company's U.S. operations. Net product sales to CellStar Asia for the period prior to the acquisition totaled $90.2 million in fiscal 1995. In the period following the acquisition, CellStar Asia had $143.1 million and $199.7 million in fiscal 1995 and 1996, respectively, of net product sales, which were included in the Company's international revenues. In the aggregate, sales by CellStar Asia decreased from $228.0 million in fiscal 1995 to $199.7 million in fiscal 1996. The decrease was due to several factors including the unavailability of the highly popular PCS phones and increased competition that caused downward pressure on selling prices. The Company's operations in Singapore, CellStar Pacific PTE LTD, provided $40.2 million of net product sales in fiscal 1995 compared to $46.1 million of net product sales in fiscal 1996. CellStar (Taiwan) Company Ltd., which commenced operations in the second quarter in fiscal 1996, provided $2.0 million of net product sales in fiscal 1996. The Asia-Pacific operations are substantially wholesale related, and, as a result, activation income is not significant.

     The Company's operations in the Latin American Region provided $101.4 million of net product sales in fiscal 1996, compared to $125.5 million in fiscal 1995. The decline was due primarily to a sharp decline in sales in Brazil which decreased from $47.0 million in fiscal 1995 to $30.6 million in fiscal 1996. This decline was due to the continued deterioration in the business climate in Brazil for the cellular phone industry and to a change in the Company's strategy of selling products from its warehouse in Miami, Florida to customers exporting into South American countries. The decline in net product sales was partially offset by a $20.0 million increase in net product sales in Argentina, a market the Company entered in late 1995. Activation income generated by the Company's operations in the Latin American Region decreased from $23.0 million in fiscal 1995 to $16.7 million in fiscal 1996. This decrease was primarily attributable to the decline in activation income in Venezuela, which decreased from $4.8 million in fiscal 1995 to $0.7 million in fiscal 1996 due to weak economic conditions and political turmoil in Venezuela.

     Gross Profit. Gross profit increased $27.8 million, or 25.3%, from $109.8 million in fiscal 1995 to $137.6 million in fiscal 1996, while gross profit as a percentage of total revenues increased from 13.5% to

14.5% in fiscal 1995 and 1996, respectively. This increase in the gross margin percent was primarily due to the consolidation of CellStar Asia's higher gross margin revenues following the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995 and an increase in higher margin U.S. retail sales. Revenues for fiscal 1995 include export sales of $90.2 million, with a gross margin of 4.0%, to CellStar Asia prior to June 1995 when it became a wholly-owned subsidiary. After CellStar Asia became a wholly-owned subsidiary, its revenues were consolidated with the Company's rather than being reported as U.S. net product sales. U.S. retail sales increased from $90.5 million in fiscal 1995 to $127.9 million in fiscal 1996 due to the increase in the number of Communication Centers. These gross profit increases were partially offset by provisions for inventory obsolescence and the effect of economic declines in the Latin American Region.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $59.0 million, or 77.0%, from $76.6 million in fiscal 1995 to $135.6 million in fiscal 1996. Approximately $28.0 million, or 47.5%, of the increase resulted from an increase in trade accounts receivable reserves to reflect a deterioration in the trade accounts receivable portfolio, primarily for Brazil-related receivables. See "--International Operations" below. Bad debt expense as a percentage of total revenues increased from 0.3% in fiscal 1995 to 2.9% in fiscal 1996. An additional $11.7 million, or 19.8%, of the increase in selling, general and administrative expenses was attributable to an increase in salaries and employee benefits for the addition of employees to support the growth of the Company's operations, primarily related to the Communication Centers. The Communication Centers also contributed to other increases in selling, general and administrative expenses as these operations experienced higher operating expenses than wholesale operations. The Company sold 334 of its Communication Centers on November 26, 1996. As a percentage of total revenues, selling, general and administrative expenses increased from 9.4% to 14.3%.

     Operating Income. Operating income decreased substantially from $33.3 million in fiscal 1995 to $2.0 million in fiscal 1996 due mainly to the significant increase in selling, general and administrative expenses, as discussed above.

     (Undistributed Loss) Equity in Earnings of Joint Ventures. (Undistributed loss) equity in earnings of joint ventures decreased in fiscal 1996 by $3.4 million from fiscal 1995. The decrease was attributable to the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995. The Company's 50% equity interest in the operations of CellStar Asia prior to the date of the acquisition was classified as equity in earnings of joint ventures.

     Interest Expense. Interest expense increased in fiscal 1996 to $8.3 million from $6.1 million in fiscal 1995. The increase in interest expense resulted primarily from the maintenance of higher average balances under the Company's revolving credit agreements. See "-Liquidity and Capital Resources" below.

     (Benefit) Provision for Income Taxes. The Company's income tax expense decreased in fiscal 1996 by $7.9 million, or 106.7%, from fiscal 1995, due to a tax benefit resulting from accumulated losses related to the Company's Brazilian operations and a lower overall effective tax rate. The lower effective tax rate in fiscal 1996 was primarily attributable to foreign and U.S. tax effects from foreign operations.

Fiscal 1995 Compared to Fiscal 1994

     Revenues. Total revenues increased $293.5 million, or 56.6%, from $518.4 million in fiscal 1994 to $811.9 million in fiscal 1995. The increase in fiscal 1995 revenues was fueled primarily by the Company's international growth.

     U.S. revenues increased 20.1%, from $398.1 million in fiscal 1994 to $478.2 million in fiscal 1995. The increase was due to increases in net product sales of $60.9 million, activation income of $17.4 million and residual income of $1.8 million. A large portion of the increase in net product sales was attributable to export sales to CellStar Asia prior to it becoming a wholly-owned subsidiary of the Company on June 2, 1995. Prior to the acquisition, CellStar Asia's operations were not consolidated with the operations of the Company and sales to CellStar Asia were considered revenues of the Company's U.S. operations. Export sales to CellStar Asia increased from $59.8 million in fiscal 1994 to $90.2 million through June 2, 1995 for fiscal 1995, reflecting increased demand for cellular phones in the Asia-Pacific Region. Excluding export sales to CellStar Asia, U.S. revenues increased 14.7%, from $338.3 million in fiscal 1994 to $388.0 million in fiscal 1995.

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of CellStar Asia had occurred on December 1, 1993, with pro forma adjustments to give effect to the elimination of sales by the Company to CellStar Asia, amortization of goodwill related to the acquisition, interest expense on acquisition debt, and certain other adjustments at November 30 (in thousands, except per share amounts):



                                     1995             1994
                                     ----             ----

            Revenues              $ 806,648          519,712

            Net income               24,913           15,215

            Net income per share       1.32             0.83


     U.S. activation income increased primarily as a result of an overall increase in sales of cellular phone units at the retail level, which was partially offset by a decrease in the average commission per activation paid by cellular carriers. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers beginning in the fourth quarter of fiscal 1994. The number of Communication Centers increased from 76 at November 30, 1994 to 347 at November 30, 1995. The increase in residual income primarily corresponds to the Company's growing cellular phone user base, which was partially offset by lower average monthly user phone bills.

     The Company's international revenues, which include direct revenues derived from the operations of its subsidiaries in the Latin American and Asia-Pacific Regions, increased 177.4%, from $120.3 million in fiscal 1994 to $333.7 million in fiscal 1995. The growth in international revenues was due to the acquisition of the remaining 50% interest in CellStar Asia, which resulted in CellStar Asia's sales being classified as international sales beginning in June 1995, as well as subscriber growth in these markets. Prior to the June 1995 acquisition, CellStar Asia's operations were not consolidated with the operations of the Company, and sales of products to CellStar Asia were considered revenues of the Company's U.S. operations. Product sales to CellStar Asia, prior to the acquisition, totaled $90.2 million in fiscal 1995 and $59.8 million in fiscal 1994. After the acquisition, CellStar Asia had $143.1 million of net product sales, which were included in the Company's international revenues. In the aggregate, sales by CellStar Asia increased from $61.1 million in fiscal 1994 to $228.0 million in fiscal 1995. The Company's operations in Singapore, CellStar Pacific, which commenced operations in the first quarter in fiscal 1995, provided $40.2 million of net product sales in fiscal 1995. The revenue growth experienced in the Company's Asia-Pacific operations resulted from continued market expansion. The Asia-Pacific operations are substantially wholesale related, and, as a result, activation income is not significant.

     Net product sales generated by the Company's operations in the Latin American Region increased from $93.5 million in fiscal 1994 to $125.5 million in fiscal 1995, due primarily to the fact that the Company's Brazilian and Colombian subsidiaries began operations during 1994. Activation income generated by the Company's operations in the Latin American Region decreased from $24.9 million in 1994 to $23.0 million in fiscal 1995, as a result of a $6.4 million decline in activation income in Mexico, primarily due to lower carrier commissions received per activation, which was partially offset by a combined increase of $4.5 million in Venezuela, Colombia and Chile.

     Gross Profit. Gross profit increased $40.2 million, or 57.8%, from $69.6 million in fiscal 1994 to $109.8 million in fiscal 1995, while gross profit as a percentage of total revenues increased from 13.4% to 13.5% in fiscal 1994 and 1995, respectively. This increase was primarily due to the increase in revenues which was in part a result of the acquisition of the remaining 50% interest in CellStar Asia in June 1995. In fiscal 1995, gross profit was negatively impacted by decreases in cellular phone prices, an increase in the proportion of wholesale revenue relative to retail revenue and lower first quarter gross profit margins in Mexico resulting from the peso devaluation in December 1994.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $32.0 million, or 71.7%, from $44.6 million in fiscal 1994 to $76.6 million in fiscal 1995. Approximately $19.8 million, or 61.9%, of the increase was attributable to an increase in salaries and employee benefits due to the continued growth and expansion of the Company, primarily from the expansion of Communication Centers beginning in the fourth quarter of fiscal 1994, as well as the Company's expansion in South America and the Asia-Pacific Region. As a percentage of total revenues, selling, general and administrative expenses increased from 8.6% to 9.4%. Other increases in selling, general and administrative expenses were a result of the increased level of operations from the Company's South American operations and the continued expansion in Communication Centers, which generally require higher operating expenses than wholesale operations. Bad debt expense remained relatively constant at 0.3% of revenues.

     Operating Income. Operating income increased from $25.0 million in fiscal 1994 to $33.3 million in fiscal 1995, primarily due to an increase in gross profit, which was partially offset by the increase in selling, general and administrative expenses discussed above. Operating income as a percentage of total revenues decreased from 4.8% in fiscal 1994 to 4.1% in fiscal 1995, primarily due to the increase in wholesale revenues relative to retail revenues and an increase in selling, general and administrative expenses relative to total revenues.

     (Undistributed Loss) Equity in Earnings of Joint Ventures. (Undistributed loss) equity in earnings of joint ventures increased in fiscal 1995 by approximately $2.1 million from fiscal 1994. The increase was primarily attributable to the increase in net income of CellStar Asia, resulting from stronger cellular phone demand in China and other Asia-Pacific markets, prior to it becoming a wholly-owned subsidiary of the Company in June, 1995.

     Interest Expense. Interest expense increased in fiscal 1995 to $6.1 million from $1.0 million in fiscal 1994. The increase in interest expense resulted primarily from the maintenance of higher average balances under the Company's revolving credit agreement. See "-Liquidity and Capital Resources" below.

     (Benefit) Provision for Income Taxes. The Company's income tax expense decreased in fiscal 1995 by $1.6 million, or 17.6%, from fiscal 1994, due primarily to a lower effective tax rate in fiscal 1995, which was partially offset by higher income before income taxes in fiscal 1995. The lower effective tax rate in fiscal 1995 was primarily attributable to the increase in income from CellStar Asia and CellStar

Pacific, which are taxed at lower rates than other countries in which the Company operates, and the Company's increase in (undistributed loss) equity in earnings of joint ventures net of taxes.


Liquidity and Capital Resources

     The Company primarily relies on cash generated from operations and borrowings under its revolving credit agreements to fund working capital, capital expenditures and expansions. In addition, the Company receives extended credit terms from key suppliers to fund working capital requirements of its operations. Historically, the Company has used long-term debt to fund the acquisition of significant fixed assets.

     The Company expects to increase inventory and accounts receivable levels and to fund new foreign ventures. As a result, the Company anticipates its need for liquidity and capital resources will increase in 1997. In light of the Company's anticipated working capital and expansion plans for fiscal 1997 and the amount presently available under the Company's revolving credit agreements, the Company will require outside sources of funds in addition to those available from operations and under such revolving credit agreements to provide the resources necessary to continue its growth. If the Company is unable to obtain additional financing in sufficient amounts, it will have to modify its expansion plans for 1997.

     The Company's primary revolving credit facility is with a group of five banks and currently has a maximum borrowing limit of $90.0 million. This facility was reduced from $135.0 million to $90.0 million on July 31, 1996. Fundings under the line are limited by a borrowing base computed as a percentage of certain U.S. accounts receivable and inventories. Borrowings are secured primarily by U.S. accounts receivable and inventories. At January 27, 1997, the borrowing base limited borrowings to $65.9 million ($85.6 million at November 30, 1996). Effective December 24, 1996, the advance rates of the borrowing base were lowered. The U.S. revolving credit facility contains, among other provisions, covenants relating to minimum net worth and certain financial ratios, capital expenditures, dividend payments, additional debt, mergers, and acquisitions and dispositions of assets. At November 30, 1996, the Company was not in compliance with certain covenants in the U.S. revolving credit facility regarding limitations on capital spending and maintenance by the Company's most significant U.S. subsidiary of a minimum net worth. The Company's lenders have waived non-compliance with those covenants. Covenants are measured on a quarterly basis. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them.

     CellStar Asia has a $15.0 million credit agreement with a bank, which agreement matures at July 31, 1997. This facility was reduced from $22.5 million to $15.0 million at March 31, 1996. Fundings under this credit agreement are limited by a borrowing base computed as a percentage of CellStar Asia's accounts receivable and inventories. At January 31, 1997, the borrowing base limited borrowings to $15.0 million ($15.0 million at November 30, 1996), all of which was available at such times. Upon maturity, the Company intends to renew this agreement or negotiate a new facility under similar terms.

     The Company's Brazilian subsidiary has a $2.9 million line of credit with a Brazilian bank that is secured by a letter of credit issued under the Company's U.S. revolving credit facility.

     At November 30, 1996, the Company had $27.3 million of cash and cash equivalents, a decrease of $4.2 million since November 30, 1995. The decrease in cash correlates with the decrease in the aggregate of accounts payable and notes payable to financial institutions. A majority of the Company's cash resides outside of the United States, primarily in its Asia-Pacific Region subsidiaries. Because the Company's policy is to indefinitely reinvest earnings of foreign subsidiaries to minimize income taxes on a global basis, cash in those subsidiaries remains in the region to support operations in that region. The Company's U.S. growth and South American operating losses have caused these operations to require working capital from external sources. As a result, the Company received extended credit terms from key suppliers. The Company anticipates that such extended credit terms will continue to be made available to the Company for the near-term. This situation did not materially impact the Company's ability to obtain inventory and thus did not have a significant impact on sales for the fiscal year. There can be no assurance that such extended credit terms will continue to be made available. If such extended credit terms are not made available, the Company will need to seek additional sources to fund working capital requirements.

     Cash of $6.1 million was used primarily to purchase various computer and office equipment. By comparison, the Company spent $12.3 million during fiscal 1995 for the construction of its distribution warehouse in Carrollton, Texas and office equipment primarily for the expansion of Communication Centers.


International Operations

     The Company's international operations are subject to political and economic risks including political instability, currency devaluations and controls, increased credit risks and changes in tax laws and trade regulations. Such risks, if realized, could have a material adverse effect on the Company. The economic environments in several countries in the Latin American Region have historically been volatile.

     The Company's operations in the Latin American Region were negatively impacted by several factors during 1996, including a significant deterioration in the trade accounts receivable portfolio and an increase in the provision for inventory obsolescence. In recognition of the deterioration of its trade accounts receivable portfolio in specific markets in the Latin American Region, the Company added $19.9 million to its trade accounts receivable reserves in the region during 1996. Brazil was primarily responsible for a majority of this increase in the allowance. In early 1996, the Company instituted a program to reduce the overall level of assets maintained in the Latin American Region. The intent of this program is to reduce the Company's working capital requirements related to its operations in the Latin American Region and to reduce the Company's exposure to financial and operating risks in the region. This program resulted in a $29.5 million, or 39.9%, reduction in assets in the Latin American Region from $73.9 million at February 29, 1996 to $44.4 million at November 30, 1996. Other changes to the Company's business strategy in the Latin American Region include sales of products from the Miami, Florida warehouse to customers exporting into South American countries and a general reduction in the number of employees in the region. The Company expects to continue pursuit of these strategies in the future; however, their impact on the Company is not expected to be as significant in 1997 as in 1996. The Company has reduced its trade accounts receivable exposure related to this region. However, the Company maintains concentrations of accounts receivable among relatively few customers in the region and there can be no assurance that the Company will not sustain additional credit losses in the future.

     As a result of economic volatility in the Latin American Region, many currencies in the region have consistently lost value relative to the U.S. dollar over time. This regional history of local currency devaluations relative to the U.S. dollar, along with the Company's largely U.S. dollar-based cost structure for its operations in the Latin American Region, produce the potential for the Company to incur foreign currency transaction losses. Primarily as a result of currency devaluations relative to the U.S. dollar in several countries in the Latin American Region, the Company experienced foreign currency transaction losses of $1.8 million, $1.3 million, and $1.4 million in fiscal years 1996, 1995 and 1994, respectively.

Impact of Inflation

     Historically, inflation has not had a significant impact on the Company's overall operating results. However, the effects of inflation in volatile economies in foreign markets could have an adverse impact on the Company.

Seasonality and Cyclicality

     The effects of seasonal fluctuations have not historically been apparent in the Company's operating results due to the Company's rapid growth in revenues. However, the Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. Seasonality contributed to the increase in the Company's sales during the fourth quarter of 1996. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company's principal markets could have a material adverse effect on the Company's operating results.

Accounting Pronouncements Not Yet Adopted

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective for fiscal years beginning after December 15, 1995. FASB Statement No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management believes that adopting Statement No. 121 will not have a material effect in fiscal 1997 on the Company's consolidated financial position or results of operations.

     In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." FASB Statement No. 123 contains optional compensation expense recognition provisions and mandatory disclosure provisions. Companies electing to adopt the compensation expense recognition provisions would be required to measure and recognize compensation expense based on a fair value method of accounting. The disclosure provisions apply to all companies regardless of the method used to account for stock compensation arrangements and must be adopted for fiscal years beginning after December 15, 1995. Management believes that adopting Statement No. 123 will not have a material effect in fiscal 1997 on the Company's consolidated financial position or results of operations.

Management's Responsibility for the Consolidated Financial Statements

     The consolidated financial statements of the Company are the responsibility of management. They have been prepared in accordance with generally accepted accounting principles and include estimates and judgments made by management. To meet the responsibility for reliable financial data, management maintains a system of internal accounting controls which is designed to provide reasonable assurance that transactions are executed as authorized and are accurately recorded and that assets are properly safeguarded. Although accounting controls are designed to achieve this objective, it must be recognized that errors or irregularities may occur. In addition, it is necessary to assess and balance the relative cost and the expected benefit of internal accounting controls.

Item 8.  Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   Part III.

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 1997 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the captions "Executive Compensation--Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Comparative Performance Graph" is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is set forth in the Proxy Statement under the caption "Certain Transactions," which information is incorporated herein by reference.

                                   Part IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Consolidated Financial Statements

       See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2. Financial Statement Schedules

       All schedules are omitted because the information is not applicable or is presented in the Consolidated Financial Statements or related Notes.

3. Exhibits
   --------

       3.1   Amended and Restated Certificate of Incorporation of the
             Company.(1)
       3.2   Amended and Restated Bylaws of the Company.(2)
       4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company filed in response to items 3.1 and 3.2 are incorporated in this item by reference.(1)(2)
       4.2   Specimen Common Stock Certificate of the Company. (3)
       4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. (12)
       10.1 Employment Agreement by and between the Company and Alan H. Goldfield, effective as of December 1, 1994. (3) (14)
       10.2 Employment Agreement by and between CellStar, Ltd., the Company and Mark Q. Huggins, effective as of January 15, 1997. (13)(14)
       10.3 Authorized Agency Agreement by and between CellStar, Ltd., and Southwestern Bell Mobile Systems, Inc., entered into as of December 17, 1996. (13)(15)
       10.4 Authorized Agency Agreement by and between National Auto Center and Southwestern Bell Mobile Systems, Inc., entered into as of February 5, 1993. (4)
       10.5 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of South Texas Limited Partnership, dated effective as of February 1, 1993.(4)
       10.6 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of Austin Limited Partnership, dated effective as of February 1, 1993. (4)
       10.7 Agreement by and between Motorola Inc. by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (United States). (5)
       10.8 Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd., effective September 20, 1996. (13)(15)
       10.9 Agreement by and between CellStar Pacific PTE LTD and Motorola Inc., dated February 9, 1995 (the Philippines) (the "Philippines Agreement"). (7)
       10.10 Amendment to the Philippines Agreement, dated July 20, 1995. (3)

10.11 Agreement by and between National Auto Center and the Pan American Cellular Subscriber Division of Motorola Inc., dated as of January 1, 1995 (Latin American and Caribbean Territory). (6)

10.12 Agreement by and between CellStar, Ltd. and Motorola Inc., Greater China Cellular Subscriber Division, dated as of April 28, 1995 (People's Republic of China). (8)

10.13 Agreement by and between CellStar, Ltd. and Motorola Inc., Greater China Cellular Subscriber Division, dated as of April 28, 1995 (Taiwan). (3)

10.14 Agreement by and between CellStar Pacific PTE LTD and Ericsson Mobile Communications AB, dated as of April 12, 1995 (China, Hong Kong, Taiwan and Korea). (8)

10.15 Distribution Contract by and between Cellular Express and Radiomovil Dipsa, S.A. de C.V., dated as of September 23, 1992 (English translation of executed agreement). (4)

10.16  Agent Agreement by and between CellStar Celular C.A. and
       Telecomunicaciones Movilnet C.A., dated July 23, 1993. (4)

10.17 Lease by and between Alan H. Goldfield and National Auto Center, Inc. regarding 605 West Airport Freeway, Irving, Texas. (4)(14)

10.18 Exclusive Cellular Subagent Agreement by and between National Auto Center and Alan H. Goldfield d/b/a National Tape. (4)(14)

10.19 Registration Rights Agreement by and between the Company and Audiovox Corporation. (4)

10.20 Form of Warrant for the purchase of shares of common stock to be issued to Ladenburg, Thalmann & Co., Inc. and Raymond James & Associates, Inc.
       (4)

10.21 Agency Agreement by and between CellStar de Colombia Ltda. and Occidente y Caribe Celular S.A., dated as of June 24, 1994. (9)

10.22 Joint Venture Agreement by and among CellStar International Corporation\Asia, Leap International Pte Ltd. and Hong An Hsein, dated February 1, 1995. (3)

10.23 National Retail Dealer Agreement by and between National Auto Center, Inc. and McCaw National Accounts, Inc. (6)

10.24 Agreement by and between Express Telecommunication Company, Inc. (Extelcom) and CellStar Philippines, Inc., dated January 16, 1995. (6)

10.25 Stock Purchase Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995. (1)

10.26 Registration Rights Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995. (1)

10.27 Amended and Restated Loan Agreement among National Auto Center, Inc., the Company, each of the banks or other lending institutions signatory thereto and Texas Commerce Bank National Association, dated as of July 20, 1995 (the "Credit Agreement"). (1)

10.28  First Amendment to Credit Agreement, dated as of February 29, 1996. (2)

10.29  Second Amendment to Credit Agreement, as of July 31, 1996. (5)

10.30  Third Amendment to Credit Agreement, dated as of July 31, 1996. (5)

10.31 Deed of Trust among CellStar, Ltd., First Interstate Bank of Texas, N.A. and P. Michael Wells, Jr., dated April 28, 1995. (1)

10.32 First Modification of Deed of Trust by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A., dated as of August 31, 1995. (1)

10.33 Second Modification of Deed of Trust by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A. (11)

10.34 Promissory Note from CellStar, Ltd. to First Interstate Bank of Texas, N.A. dated April 15, 1996. (11)

10.35 Promissory Note from CellStar, Ltd. to First Interstate Bank of Texas, N.A. , dated August 31, 1995. (1)

      10.36 Loan Agreement by and between NDB Bank, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Asia Loan Agreement"), dated August 9, 1995. (1)

      10.37 Supplement to Debenture, dated November 22, 1995, relating to the Asia Loan Agreement. (3)

      10.38 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan. (13)(14)

      10.39 CellStar Corporation Amended and Restated Annual Incentive Compensation Plan. (13)(14)

      10.40 CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan. (7)(14)

      10.41 Form of Stock Purchase Agreement by and between Alan H. Goldfield and CellStar International Corporation/Asia, dated as of June 2, 1995. (10)

      10.42 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., the Company and Richard M. Gozia. (11)(14)

      10.43 Joint Venture Agreement, dated as of April 1, 1996, between CellStar International Corporation\S.A., Simon Rex Earle and Martin Robert deRooy and CellStar UK Limited (11)

      10.44 Supply and Service Agreement by and between CellStar, Ltd., and MCI Telecommunications Corporation, dated as of November 26, 1996 (the "MCI Supply Agreement"). (13)(15)

      10.45 Amendment Number One to MCI Supply Agreement, dated as of January 4, 1997. (13)

      10.46  Amendment to MCI Supply Agreement, dated January 8, 1997. (13)

      10.47 Distributor Supply Agreement between Motorola Ltd., trading as Motorola, Cellular Subscriber Division, UK, and CellStar UK Limited, executed April 3, 1996. (13)

      10.48 Accessory Supply Agreement between Motorola Limited, trading as European Cellular Subscriber Group, and CellStar UK Limited, executed October 25, 1996. (13)(15)

      10.49 Separation Agreement and Release between Kenneth E. Kerby and CellStar, Ltd., effective December 19, 1996. (13)(14)

      10.50 Loan Agreement by and between The First National Bank of Chicago, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Amended Asian Loan Agreement"), dated July 31, 1996. (13)

      10.51 Employment Agreement by and between CellStar (Asia) Corporation Limited and Hong An-Hsien, dated as of June 1, 1995. (13)(14)

      21.1   Subsidiaries of the Company. (13)

      23.1   Consent of KPMG Peat Marwick LLP. (13)

      27     Financial Data Schedule

      99.1 Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995. (1)
_______________
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 2, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated December 30, 1996, and incorporated herein by reference.
(13)  Filed herewith.
(14)  The exhibit is a management contract or compensatory plan or arrangement.
(15) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4. Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the covered by this report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CELLSTAR CORPORATION

                                     By: /s/ Alan H. Goldfield
                                        ------------------------------
                                             Alan H. Goldfield
                                             Chairman of the Board and
                                             Chief Executive Officer

                                     Date:  February 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Alan H. Goldfield                               Date:  February 27, 1997
   ----------------------------------------
             Alan H. Goldfield
      Chairman of the Board and Chief
             Executive Officer
         (Principal Executive Officer)

By: /s/ Richard M. Gozia                                Date:  February 27, 1997
   ----------------------------------------
             Richard M. Gozia
     President, Chief Operating Officer
               and Director

By: /s/ Mark Q. Huggins                                 Date:  February 27, 1997
   ----------------------------------------
             Mark Q. Huggins
   Senior Vice President - Administration,
          Chief Financial Officer
              and Treasurer
       (Principal Financial Officer)

By: /s/ Evelyn Henry Miller                             Date:  February 27, 1997
   ----------------------------------------
             Evelyn Henry Miller
    Vice President -- Corporate Controller
       (Principal Accounting Officer)

By: /s/ Michael S. Hedge                                Date:  February 27, 1997
   ----------------------------------------
             Michael S. Hedge
      Vice President -- Wholesale Sales
              and Director

By: /s/ Daniel T. Bogar                                 Date:  February 27, 1997
   ----------------------------------------
             Daniel T. Bogar
   Vice President -- South American Operations
              and Director

By: /s/ James L. Johnson                                Date:  February 27, 1997
   ----------------------------------------
             James L. Johnson
                 Director

By: /s/ Sheldon I. Stein                                Date:  February 27, 1997
   ----------------------------------------
             Sheldon I. Stein
                 Director

By: /s/ John T. Stupka                                  Date:  February 27, 1997
   ----------------------------------------
             John T. Stupka
                 Director

By: /s/ Terry S. Parker                                 Date:  February 27, 1997
   ----------------------------------------
             Terry S. Parker
                 Director

                     CellStar Corporation and Subsidiaries

                  Index to Consolidated Financial Statements




Independent Auditors' Report...........................................      F-2

Consolidated Balance Sheets............................................      F-3

Consolidated Statements of Operations..................................      F-4

Consolidated Statements of Stockholders' Equity .......................      F-5

Consolidated Statements of Cash Flows..................................      F-6

Notes to Consolidated Financial Statements.............................      F-7

Independent Auditors' Report



The Board of Directors and Stockholders
CellStar Corporation:

     We have audited the accompanying consolidated balance sheets of CellStar Corporation and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996, in conformity with generally accepted accounting principles.

                                             KPMG Peat Marwick LLP

Dallas, Texas
January 31, 1997

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                          November 30, 1996 and 1995
                 (Dollars in thousands, except per share data)

                                                                                    1996        1995
                                                                                  --------    --------
Assets

Current assets:
   Cash and cash equivalents                                                   $    27,296      31,508
   Accounts receivable (less allowance for doubtful accounts of
       $29,023 and $3,738, respectively)                                           131,812     125,079
   Inventories                                                                      94,473     109,287
   Deferred income taxes                                                             4,274       3,158
   Prepaid expenses                                                                  1,513       2,124
                                                                                  ---------   ---------
       Total current assets                                                        259,368     271,156
Property and equipment, net                                                         20,134      23,181
Goodwill (less accumulated amortization of $1,330 and $437, respectively)           16,597      17,047
Other assets                                                                         2,452       3,537
                                                                                  ---------   ---------
                                                                               $   298,551     314,921
                                                                                  =========   =========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                            $   116,091      78,758
   Notes payable to financial institutions                                          56,136      98,603
   Accrued expenses                                                                 12,250       8,446
   Income taxes payable                                                              2,958      10,355
   Current portion of long-term debt                                                   568         584
                                                                                  ---------   ---------
       Total current liabilities                                                   188,003     196,746
Long-term debt, less current portion                                                 6,285       6,880
                                                                                  ---------   ---------
       Total liabilities                                                           194,288     203,626
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized;
       19,274,000 shares issued and outstanding                                        193         193
   Additional paid-in capital                                                       68,167      68,167
   Common stock warrants                                                                 4           4
   Foreign currency translation adjustments                                         (4,520)     (3,901)
   Retained earnings                                                                40,419      46,832
                                                                                  ---------   ---------
       Total stockholders' equity                                                  104,263     111,295
                                                                                  ---------   ---------

                                                                               $   298,551     314,921
                                                                                  =========   =========

See accompanying notes to consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                 Years ended November 30, 1996, 1995 and 1994
                     (In thousands, except per share data)

                                                                   1996        1995          1994
                                                               -----------  -----------   -----------
Revenues:
   Net product sales                                          $   845,569      723,886       447,741
   Activation income                                               88,474       75,690        60,153
   Residual income                                                 13,558       12,339        10,528
                                                               -----------  -----------   -----------
      Total revenues                                              947,601      811,915       518,422

Cost of sales                                                     810,000      702,074       448,780
                                                               -----------  -----------   -----------
      Gross profit                                                137,601      109,841        69,642

Selling, general and administrative expenses                      135,585       76,553        44,598
                                                               -----------  -----------   -----------
      Operating income                                              2,016       33,288        25,044

Other income (expense):
   Interest expense                                                (8,350)      (6,144)       (1,016)
   (Undistributed loss) equity in earnings of joint ventures         (219)       3,222         1,073
   Other, net                                                        (313)         (28)          175
                                                               -----------  -----------   -----------
      Total other income (expense)                                 (8,882)      (2,950)          232
                                                               -----------  -----------   -----------
      (Loss) income before income taxes                            (6,866)      30,338        25,276


(Benefit) provision for income taxes                                 (453)       7,442         9,028
                                                               -----------  -----------   -----------
      Net (loss) income                                       $    (6,413)      22,896        16,248
                                                               ===========  ===========   ===========
Net (loss) income per share                                   $     (0.33)        1.22          0.88
                                                               ===========  ===========   ===========

Weighted average number of shares outstanding                      19,274       18,822        18,441
                                                               ===========  ===========   ===========



See accompanying notes to consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                 Years ended November 30, 1996, 1995 and 1994
                                (In thousands)


                                                                                            Foreign
                                                  Common Stock      Additional    Common    currency
                                                  ------------       paid-in      stock    translation   Retained
                                                Shares     Amount    capital     warrants  adjustments   earnings      Total
                                                ------     ------   ----------   --------  -----------   --------     -------
Balance at November 30, 1993                    13,500     $  135            -          -          (74)     7,688       7,749
    Net income                                       -          -            -          -            -     16,248      16,248
    Issuance of common stock                     5,060         51       52,940          -            -          -      52,991
    Warrants issued in connection with
       initial public offering                       -          -            -          4            -          -           4
    Foreign currency translation
       adjustment                                    -          -            -          -         (350)         -        (350)
                                                ------     ------   ----------   --------  -----------   --------     -------
Balance at November 30, 1994                    18,560        186       52,940          4         (424)    23,936      76,642
    Net income                                       -          -            -          -            -     22,896      22,896
    Issuance of common stock                       714          7       15,227          -            -          -      15,234
    Foreign currency translation
       adjustment                                    -          -            -          -       (3,477)        -       (3,477)
                                                ------     ------   ----------   --------  -----------   --------     -------
Balance at November 30, 1995                    19,274        193       68,167          4       (3,901)    46,832     111,295
    Net loss                                         -          -            -          -            -     (6,413)     (6,413)
    Foreign currency translation
       adjustment                                    -          -            -          -         (619)         -        (619)
                                                ------     ------   ----------   --------  -----------   --------     -------
Balance at November 30, 1996                    19,274     $  193       68,167          4       (4,520)    40,419     104,263
                                                ======     ======   ==========   ========  ===========   ========     =======


See accompanying notes to consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                 Years ended November 30, 1996, 1995 and 1994
                                (In thousands)


                                                                            1996       1995       1994
                                                                         ---------- ---------- ----------
Cash flows from operating activities:
  Net (loss) income                                                     $   (6,413)    22,896     16,248
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
       Allowance for doubtful accounts, net of chargeoffs                   24,538        849      1,103
       Provision for inventory obsolescence                                  8,718        466        338
       Depreciation and amortization                                         5,799      3,372      1,623
       Gain on sale of assets                                                 (128)         -          -
       (Undistributed loss) equity in earnings of joint ventures               219     (3,222)    (1,073)
       Deferred income tax benefit                                          (1,116)    (1,823)    (1,424)
       Changes in certain operating assets and liabilities:
        Accounts receivable                                                (32,637)   (71,391)   (30,512)
        Inventories                                                          6,067     (5,971)   (51,413)
        Prepaid expenses                                                       611     (1,480)      (518)
        Other assets                                                           318     (1,708)      (741)
        Accounts payable                                                    36,162     (5,166)    24,682
        Accrued expenses                                                     3,361      3,056      1,074
        Income taxes payable                                                (7,397)     3,495      1,757
                                                                         ---------- ---------- ----------
          Net cash provided by (used in) operating activities               38,102    (56,627)   (38,856)
                                                                         ---------- ---------- ----------

Cash flows from investing activities:
  Purchases of property and equipment                                       (6,139)   (12,284)   (4,615)
  Proceeds from sale of assets                                               6,903          -         -
  Acquisition, net of cash acquired                                              -          -      (260)
  Purchase of equity investments in joint ventures                               -       (750)        -
                                                                         ---------- ---------- ----------
          Net cash provided by (used in) investing activities                  764    (13,034)   (4,875)
                                                                         ---------- ---------- ----------
Cash flows from financing activities:
  Net (payments) borrowings on notes payable to financial institutions     (42,467)    86,103     10,000
  Proceeds from issuance of note payable to stockholder                          -      3,728          -
  Payments on notes payable to stockholders                                      -    (22,000)   (13,682)
  Proceeds from issuance of long-term debt                                       -      4,425          -
  Principal payments on long-term debt                                        (611)      (291)      (198)
  Net proceeds from issuance of common stock and common
     stock warrants                                                              -     15,234     54,031
                                                                         ---------- ---------- ----------
          Net cash (used in) provided by financing activities              (43,078)    87,199     50,151
                                                                         ---------- ---------- ----------

Net (decrease) increase in cash and cash equivalents                        (4,212)    17,538      6,420
Cash and cash equivalents at beginning of year                              31,508     13,970      7,550
                                                                         ---------- ---------- ----------
Cash and cash equivalents at end of year                                $   27,296     31,508     13,970
                                                                         ========== ========== ==========


See accompanying notes to consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business
          CellStar Corporation and subsidiaries (the "Company") is an integrated wholesaler and retailer of cellular phones and other wireless communications products, with operations in the United States, the Asia-Pacific Region, Latin America and the United Kingdom. The Company is one of the world's largest non-carrier wholesale distributors of cellular phones for Motorola, Nokia and Ericsson. The Company is also one of the largest non-carrier wholesale distributors of cellular phones for NEC in the United States. The Company is also a retailer of wireless communications products and services, with 36 retail locations in the United States, 6 retail locations in the Asia-Pacific Region and 20 retail locations in Latin America as of November 30, 1996.

          All significant intercompany balances and transactions have been eliminated in consolidation. The fair value of current assets and liabilities approximates carrying value due to their short maturity. The fair value of long-term debt approximates carrying value due to the market rates of interest being charged. Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Inventories
          Inventories are stated at the lower of cost (primarily on a moving average basis) or market.

(c) Property and Equipment
          Property and equipment are recorded at cost. Depreciation of equipment is provided over the estimated useful lives of the respective assets, which range from three to thirty years, on a straight-line basis. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

(d) Preopening Costs
          Labor and certain other costs related to the opening of new retail locations are expensed as incurred.

(e) Revenue Recognition
          For the Company's wholesale business, revenue is recognized when product is shipped. In accordance with contractual agreements with cellular service providers, the Company receives an initial activation commission for obtaining subscribers for cellular phone services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based upon subscriber usage. The agreements also provide for the reduction or elimination of initial activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes initial activation and residual commission revenue when earned and provides an allowance for estimated cellular service deactivations, which is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets.

(f) Foreign Currency
          Assets and liabilities of the Company's foreign subsidiaries have been translated at the rates of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity, except for subsidiaries

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


located in countries whose economies are considered highly inflationary. In such cases, translation adjustments are included primarily in cost of sales in the accompanying consolidated statements of operations. Transaction gains or losses for the years ended November 30, 1996, 1995 and 1994 were $1.8 million, $1.3 million and $1.4 million, respectively, and are included in the accompanying consolidated statements of operations. The currency exchange rates of the Latin American countries in which the Company conducts operations have historically been volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into foreign currency exchange contracts in certain instances.

(g) Income Taxes
          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Net (Loss) Income Per Share
          Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effect of common stock options and warrants, treated as common stock equivalents, is calculated using the treasury stock method. Primary and fully diluted earnings per common and common equivalent share are essentially the same.

(i) Statements of Cash Flow Information
          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $8.7 million, $6.0 million and $1.0 million of interest expense for the years ended November 30, 1996, 1995 and 1994, respectively. The Company paid approximately $7.8 million, $4.0 million and $8.7 million of income taxes for the years ended November 30, 1996, 1995 and 1994, respectively. The Company wrote-off accounts receivable of approximately $2.8 million, $2.0 million and $1.3 million for the years ended November 30, 1996, 1995 and 1994, respectively.

(j) Equity Investments
          The Company accounts for its investments in common stock of its joint ventures using the equity method. The investments are included in other assets.

(k) 401(k) Savings Plan
          The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994 or upon completing ninety days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 15% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. To date, the Company has made no contributions to the plan.

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

(l) Goodwill
          Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the net realizable value of this intangible asset by determining the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated future operating cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

(m) Use of Estimates
          Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparation of these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Related Party Transactions

(a) Transactions with Motorola
          Motorola is a major supplier of cellular phones and accessories to the Company. Total purchases from Motorola approximated $609.7 million, $420.2 million and $310.4 million for the years ended November 30, 1996, 1995 and 1994, respectively. Included in accounts payable at November 30, 1996 and 1995 was approximately $90.8 million and $54.1 million, respectively, due to Motorola for purchases of inventory.

          In accordance with a stock purchase agreement dated July 20, 1995, Motorola purchased 696,437 shares of restricted stock from the Company for approximately $15.0 million. The proceeds were used to pay a portion of the $22.0 million note payable to the Chief Executive Officer made in connection with the Company's acquisition of CellStar Asia (note 10).

(b) Transactions with Audiovox Corporation
          In December 1993, the Company entered into a one-year distributor agreement with Audiovox Corporation ("Audiovox") whereby the Company was named an exclusive independent distributor of certain Audiovox products in Texas, Oklahoma, New Mexico and Mexico. Effective in 1995, the Company only served as a sales representative for certain Audiovox automotive products. Total inventory purchases from Audiovox were $0.5 million, $1.2 million and $21.6 million for the years ended November 30, 1996, 1995 and 1994, respectively. Included in accounts payable at November 30, 1996 and 1995 was $0.3 million and $0.4 million, respectively, due to Audiovox for purchases of inventory.

(3)       Inventories

          Inventories consisted of the following at November 30, 1996 and 1995 (in thousands):

                                 1996         1995
                              ----------   ----------
Inventories                    $102,795     $110,091
Reserves                         (8,322)        (804)
                              ----------   ----------
Inventories, net               $ 94,473     $109,287
                              ==========   ==========

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

(4) Property and Equipment

          Property and equipment consisted of the following at November 30, 1996 and 1995 (in thousands):

                                               1996            1995
                                           ------------    ------------
Land and building                         $      6,837           6,837
Furniture, fixtures and equipment               14,894          12,587
Jet aircraft                                     4,306           4,306
Leasehold improvements                           1,688           2,998
Construction in progress                             -             998
                                           ------------    ------------
                                                27,725          27,726
Less accumulated depreciation
        and amortization                        (7,591)         (4,545)
                                           ------------    ------------
                                          $     20,134          23,181
                                           ============    ============

(5) Debt

          Notes payable to financial institutions consisted of the following at November 30, 1996 and 1995 (in thousands):

                                               1996            1995
                                           ------------    ------------
U.S. revolving credit facility            $     53,233          70,000
Asian revolving credit facility                      -          21,603
Brazilian note payable                               -           7,000
Brazilian credit facility                        2,903               -
                                           ------------    ------------
                                          $     56,136          98,603
                                           ============    ============

          The U.S. revolving credit facility, with Texas Commerce Bank ("TCB") as agent, was reduced from $135.0 million to $90.0 million in July 1996. The facility matures on July 20, 1998 and is secured primarily by certain of the Company's U.S. accounts receivable and inventory. At November 30, 1996, the availability of funds under the U.S. revolving credit facility was governed by a borrowing base of $85.6 million. Effective December 24, 1996, the advance rates of the borrowing base were lowered. Borrowings were limited to $65.9 million at January 27, 1997.

          The U.S. revolving credit facility contains, among other provisions, covenants relating to minimum net worth, the maintenance of certain financial ratios, capital spending, dividend payments, additional debt, mergers, and acquisitions and dispositions of assets. The Company did not comply with certain covenants at November 30, 1996 and accordingly has received waivers with respect to such covenants from its lenders. Covenants are measured on a quarterly basis. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them.

          The Asian revolving credit facility, extended by the First National Bank of Chicago, Hong Kong branch, was reduced from $22.5 million to $15.0 million on March 31, 1996. The facility matures on July 31, 1997 and is secured primarily by CellStar Asia's accounts receivable and inventory and the Company's guarantee. The availability of funds under the Asian revolving credit facility is governed by a

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


borrowing base. The Asian revolving credit facility contains, among other provisions, covenants relating to CellStar Asia's net worth and certain financial ratios.

          The outstanding balance under the Brazilian note payable was repaid by the Company during 1996. At November 30, 1996, the Company's Brazilian subsidiary had a $2.9 million line of credit with a Brazilian bank that was secured by a letter of credit issued by TCB.

          The weighted average interest rate on short-term borrowings at November 30, 1996 and 1995 was 9.57% and 7.65%, respectively.

          Long-term debt consisted of the following at November 30, 1996 and 1995 (in thousands):

                                     1996          1995
                                  ----------    ----------
Equipment loan                   $    2,723         3,039
Mortgage note payable                 4,130         4,425
                                  ----------    ----------
                                      6,853         7,464
Less current portion                   (568)         (584)
                                  ----------    ----------
                                 $    6,285         6,880
                                  ==========    ==========

          The equipment loan is a note payable to a finance company which bears interest at the Federal Reserve Bank's one-month Commercial Paper Rate plus 3.12% (8.57% at November 30, 1996). The note is payable in monthly installments of approximately $41,000 through July 2003 and is secured by the Company's jet aircraft. The Company has an option to convert the interest rate to a fixed rate at a comparable U.S. Treasury base rate plus 3.25%.

          The $4.1 million mortgage note is due to a financial institution in quarterly installments of approximately $74,000 through September 2005; bears interest at the institution's prime rate plus 1.0%, 9.25% at November 30, 1996, and is secured by the Company's headquarters facilities.

          Required principal payments on long-term debt are as follows (in thousands):


Year ending
November 30,                Payments
------------                --------
1997                      $     568
1998                            592
1999                            618
2000                            647
2001                            678
Thereafter                    3,750

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


(6) Income Taxes

          Income tax (benefit) expense for the years ended November 30, 1996, 1995 and 1994 consisted of the following (in thousands):


                                   Current          Deferred          Total
                                 -----------      ------------     -----------
Year ended
  November 30, 1996:
    United States:
      Federal                   $    (4,682)          (1,383)          (6,065)
      State                            (366)             (78)            (444)
    Latin America                     1,237              204            1,441
    Asia-Pacific                      4,474              141            4,615
                                 -----------      -----------      -----------
                                $       663           (1,116)            (453)
                                 ===========      ===========      ===========

Year ended
  November 30, 1995:
    United States:
      Federal                   $     4,793           (1,187)           3,606
      State                             575              (25)             550
    Latin America                       655             (450)             205
    Asia-Pacific                      3,242             (161)           3,081
                                 -----------      -----------      -----------
                                $     9,265           (1,823)           7,442
                                 ===========      ===========      ===========

Year ended
  November 30, 1994:
    United States:
      Federal                   $     6,899           (1,177)           5,722
      State                             681             (107)             574
    Latin America                     2,872             (140)           2,732
                                 -----------      -----------      -----------
                                $    10,452           (1,424)           9,028
                                 ===========      ===========      ===========

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


        Income tax (benefit) expense differed from the amounts computed by applying the United States Federal income tax rate of 35% to pretax income as a result of the following (in thousands):


                                               1996         1995         1994
                                            ----------   ----------   ---------
Expected tax (benefit) expense             $   (2,403)     10,618        8,847
Foreign and U.S. tax effects
  attributable to foreign operations            2,658      (2,630)         409
State income taxes, net of
  Federal benefit                                (289)        358          386
(Undistributed loss) equity in earnings
  of joint ventures                                 -      (1,128)        (375)
Change in the valuation
  allowance for deferred
  tax assets                                        -           -          (71)
Other, net                                       (419)        224         (168)
                                            ----------   ----------   ---------
Actual tax (benefit) expense               $     (453)      7,442        9,028
                                            ==========   ==========   =========

        The tax effect of temporary differences underlying significant portions of deferred tax assets at November 30, 1996 and 1995, is presented below (in thousands):


                                                1996         1995
                                             ----------   ----------
United States:
  Accounts receivable, principally
    allowance for doubtful accounts         $    2,734          956
  Inventory adjustments for tax
    purposes                                     2,265        2,545
  Other, net                                      (897)        (860)
Asia-Pacific:
  Accounts receivable, principally
    allowance for doubtful accounts                 20          161
Latin America:
  Other, net                                       152          356
                                             ----------   ----------
Net deferred tax asset                      $    4,274        3,158
                                             ==========   ==========

        Based on the expectation that the temporary differences will reverse in the next year and the ability to carryback deferred tax benefits, management believes it is more likely than not that the Company will realize the benefit of such deferred tax assets.

        The Company does not provide for Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At November 30, 1996, the Company had not provided Federal income taxes on earnings of international subsidiaries of approximately $23.8 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions.

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


        Because many types of transactions are susceptible to varying interpretations under foreign and U.S. income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change upon final determination by the respective taxing authorities. Management believes it has provided an adequate tax provision.

(7) Leases

        The Company leases certain land, retail stores, office facilities and equipment under operating leases which range from two to ninety-nine years and which generally contain renewal options for consecutive five-year terms. Rental expense for operating leases was approximately $4.3 million, $3.1 million and $2.1 million for the years ended November 30, 1996, 1995 and 1994, respectively. Future minimum lease payments under operating leases as of November 30, 1996 are as follows (in thousands):


  November 30,                   Amount
                               ----------
      1997                    $   3,234
      1998                        2,630
      1999                        1,574
      2000                        1,077
      2001                          157
   Thereafter                     1,247
                               ----------
                              $   9,919
                               ==========

(8) Concentration of Credit Risk and Major Customer Information

        CellStar Asia accounted for 11.5% or $59.8 million of total revenues for the year ended November 30, 1994 and accounted for 11.1% or $90.2 million of total revenues for the year ended November 30, 1995, prior to it becoming a wholly-owned subsidiary of the Company (note 10). No other customer accounted for 10% or more of total revenues in each of the years ended November 30, 1996, 1995 and 1994.

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


(9) Geographic Area Information

        The Company operates predominantly within one business segment, wholesale and retail sales of cellular phones and related equipment. Financial information by geographic area as of and for the years ended November 30, 1996, 1995 and 1994, is as follows (in thousands):


                                                             United                            Latin
                                                             States        Asia-Pacific       America       Europe        Total
                                                           ----------     --------------    -----------   ----------   -----------
November 30, 1996:
        Total revenues, net of intercompany amounts       $  568,744            248,493       119,796       10,568       947,601
        Intercompany sales (purchases)                        38,802             (2,121)      (36,676)          (5)            -
        (Loss) income before income taxes                     (3,870)            20,094       (22,877)        (213)       (6,866)
        Net income (loss)                                      2,639             15,479       (24,318)        (213)       (6,413)
        Identifiable assets                                  159,993             82,024        44,382       12,152       298,551

November 30, 1995:
        Total revenues, net of intercompany amounts       $  478,177            183,274       150,464            -       811,915
        Intercompany sales (purchases)                       103,332            (32,564)      (70,768)           -             -
        Income before income taxes                            10,213             19,775           350            -        30,338
        Net income                                             6,057             16,694           145            -        22,896
        Identifiable assets                                  149,320             93,441        72,160            -       314,921

November 30, 1994:
        Total revenues, net of intercompany amounts       $  398,104                  -       120,318            -       518,422
        Intercompany sales (purchases)                        66,199                  -       (66,199)           -             -
        Income before income taxes                            19,170                  -         6,106            -        25,276
        Net income                                            12,874                  -         3,374            -        16,248
        Identifiable assets                                  131,219                  -        55,135            -       186,354

(10) Purchase of CellStar Asia

        In October 1993, the Company purchased a 50% ownership interest in a newly-formed company, CellStar Asia, for approximately $0.2 million. On February 1, 1995, the Company entered into a joint venture agreement with Leap International PTE LTD. ("Leap"), a Singapore company, and Horng An Hsien ("Mr. Horng"), an individual who was also the Company's joint venture partner in CellStar Asia. Under the terms of the joint venture agreement, the parties formed CellStar Pacific PTE LTD ("CellStar Pacific"), a Singapore company which was owned 75% by the Company, 20% by Leap and 5% by Mr. Horng. The Company's initial investment was approximately $0.2 million. An additional 5% of CellStar Pacific was purchased by the Company in fiscal 1995. CellStar Asia and CellStar Pacific distribute cellular phone products in the People's Republic of China and other Asia-Pacific markets.

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


        On June 2, 1995, the Company's Chief Executive Officer acquired the remaining 50% interest in CellStar Asia for cash of $1.0 million and 1.0 million shares of restricted common stock with a fair value of $21.0 million. Simultaneously, the Chief Executive Officer then transferred this ownership interest in CellStar Asia to the Company in exchange for a note payable of $22.0 million, giving the Company 100% ownership in CellStar Asia. The acquisition of the remaining 50% interest in CellStar Asia is being accounted for as a purchase and the results of operations of CellStar Asia have been included in the consolidated financial statements from the date of acquisition. The Company's 50% equity interest in the operations of CellStar Asia, prior to the date of acquisition, is included in equity in earnings of joint venture. Goodwill of $17.5 million is being amortized on a straight-line basis over 20 years. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of CellStar Asia had occurred on December 1, 1993, with pro forma adjustments to give effect to the elimination of sales by the Company to CellStar Asia, amortization of goodwill, interest expense on acquisition debt, and certain other adjustments at November 30, 1995 and 1994 (in thousands, except per share amounts):

                                    1995         1994
                                 ---------    ---------
Revenues                        $  806,648      519,712
Net income                          24,913       15,215
Net income per share                  1.32         0.83

        Prior to the acquisition, the Company's sales to CellStar Asia were $90.2 million and $59.8 million in 1995 and 1994, respectively. Gross profit recognized by the Company on these sales was $3.6 million and $1.8 million in 1995 and 1994, respectively.

(11)  Stockholders' Equity

(a) Reorganization and Initial Public Offering
        On December 1, 1993, a wholly-owned subsidiary of the Company was merged with and into National Auto Center, Inc. ("NAC"), a Texas corporation which was incorporated in 1981. As a result of this transaction, the Company acquired all of the outstanding common stock of NAC. In connection with the reorganization, all of the outstanding stock of Audiomex Export Corp. ("Audiomex"), the parent company of Celular Express, S.A. de C.V. (the Mexican operations), was contributed to NAC. NAC and Audiomex had been jointly owned by Audiovox and the Company's Chief Executive Officer, each of which was issued 6.75 million shares of the Company's common stock in the reorganization. The reorganization was treated in a manner similar to a pooling of interests.

        In December 1993, the Company issued 5.06 million shares of common stock to the public. The net proceeds of this initial public offering were $53.0 million. The proceeds were used to pay $13.7 million of notes payable to the Company's stockholders, $2.5 million of a note payable to a financial institution, and $2.9 million of accrued fees and bonus to stockholders. The balance of the proceeds was added to the Company's working capital for general corporate purposes.

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

(b) Common Stock Options and Warrants
        In December 1993, the Company issued warrants for 440,000 shares of its common stock. The warrants are exercisable at $13.80 per share for a period of four years commencing in December 1994, subject to adjustment in certain events, and expire in December 1998.

        In December 1993, the Company adopted the 1993 Stock Option Plan ("the Plan") covering 500,000 shares of common stock of the Company. On March 14, 1995, the number of shares covered by the Plan was increased to 1.5 million. Options under the Plan will be granted as determined by the Company's Board of Directors. The options will expire ten years from the date of grant unless earlier termination due to death, disability, retirement or other termination of employment of the optionee. Options, other than options granted to the Company's Chief Executive Officer, have vesting schedules ranging from immediate vesting on the date of grant to vesting 25% per year commencing on the first anniversary of the date of grant. The exercise price is the quoted market value of the common stock on the date of grant.

        In March 1994, the Board of Directors also adopted the 1994 Directors' Nonqualified Stock Plan (the "Directors' Option Plan") and subsequently amended it in November 1994. The Directors' Option Plan provides that each non-employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director will automatically be granted an option to purchase 2,500 shares of common stock. The purchase price for the shares on the grant date is equal to fair market value of the shares on the grant date. A total of 50,000 shares of common stock is authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan will become exercisable six months after its date of grant and will not be exercisable more than ten years after its date of grant. The options will expire ten years from the date of grant unless earlier termination due to death, disability, retirement or other termination of employment of the optionee.

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

          Details of stock options are as follows:

                                                                    Number of Shares                    Option Price
                                                                  -------------------                -----------------
1994
-------------------------
Granted                                                                       120,000                   $11.50 - 19.00
Exercised                                                                           -                                -
Forfeited                                                                      27,500                           $11.50
Outstanding, end of year                                                       92,500                   $11.50 - 19.00
Exercisable, end of year                                                            -                                -


1995
-------------------------
Granted                                                                       598,600                   $18.50 - 29.75
Exercised                                                                      17,125                   $11.50 - 18.62
Forfeited                                                                      13,750                   $11.50 - 18.50
Outstanding, end of year                                                      660,225                   $11.50 - 29.75
Exercisable, end of year                                                        9,750                   $11.50 - 19.00


1996
-------------------------
Granted                                                                       471,665                   $ 6.50 - 26.25
Exercised                                                                           -                                -
Forfeited                                                                     404,422                   $11.50 - 29.75
Outstanding, end of year                                                      727,468                   $ 6.50 - 22.75
Exercisable, end of year                                                      180,468                   $11.50 - 22.75

Reserved for future grants under the Plan                                     780,032
Reserved for future grants under the Directors' Option Plan                    42,500

(c) Common Stock Ownership and Voting Rights
        In December 1993, Audiovox granted the Chief Executive Officer a two-year option to purchase, in whole or in part, up to 1.5 million shares of the Company's common stock owned by Audiovox. On June 2, 1995, the Chief Executive Officer exercised this option at $11.50 per share. Additionally, Audiovox granted the Chief Executive Officer an option to purchase up to 250,000 shares of the Company's common stock at $13.80 per share, commencing in December 1993 and expiring in December 1996. These options were subject to certain restrictions and adjustments.

        The Chief Executive Officer had the right to vote the 1.3 million shares owned by Audiovox until December 3, 1995. Further, the Chief Executive Officer has a revocable proxy to vote the 1.0 million shares transferred for the acquisition of CellStar Asia (note 10).

(d) Stockholder Rights Plan
        On December 30, 1996, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right ("Right") for each share of the Company's common stock outstanding on January 9, 1997. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $10.00 per share, at a purchase price of $80.00 per one one-thousandth of a share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

attempting to acquire 15% or more of the outstanding shares of common stock of the Company. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

(12) Commitments and Contingencies

(a) Employment Contracts
        In January 1995, the Board of Directors approved an employment agreement with the Company's Chief Executive Officer ("CEO"). This agreement has no fixed expiration date. Instead, the agreement expires on the fifth anniversary of the date the Board of Directors determines to fix the expiration date. The agreement, among other provisions, provides the CEO with a base salary of $850,000 (subject to adjustment by the Board of Directors), potential annual incentive payments, stock options and life and disability insurance. In 1996 and 1995, the Chief Executive Officer received a base salary of $850,000. In 1994, the Chief Executive Officer received a base salary of $400,000 plus a bonus, based on the Company's operating performance, of an additional $400,000. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In May 1996, the Board of Directors approved an employment agreement with the Company's Chief Financial Officer (current President and Chief Operating Officer). Such agreement will expire on May 24, 2001, and provides for a base salary of $250,000 (subject to adjustment by the Board of Directors), potential for annual incentive payments, stock options and life and disability insurance. In 1996, the Chief Financial Officer received a prorated base salary of $125,000.

(b)   Litigation
        During the period from May 14, 1996 through July 22, 1996, four separate purported class action lawsuits were filed in the United States District Court, Northern District of Texas, Dallas Division against the Company; certain of the Company's current and former officers, directors and employees; and the Company's independent auditors. The four lawsuits have been consolidated, and the State of Wisconsin Investment Board has appointed as lead plaintiff in the consolidated action.

        A Consolidated Amended Complaint has been filed, which asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, state statutory fraud, common law fraud, negligent misrepresentation and breach of fiduciary duty. The Consolidated Amended Complaint alleges that the defendants made untrue statements of material fact and/or omitted to state material facts about the business, financial condition, performance and future prospects of the Company and that, as a result of such statements or omissions, the value of the Company's common stock was artificially inflated. Plaintiffs seek compensatory damages, exemplary damages and costs and expenses, including attorneys' fees and expert fees.

        All defendants have filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. The motions are pending. The Company believes it has meritorious defenses to these claims and is vigorously defending this action. The ultimate outcome is not currently predictable.

        The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.


(c) Financial Guarantee
        The Company has guaranteed up to RM6.4 million (Malaysian ringgits), $2.5 million as of November 30, 1996, for bank borrowings of its Malaysian joint venture.

                     CellStar Corporation and Subsidiaries
                    Supplemental Financial Data (Unaudited)
                     (In thousands, except per share data)


                                              First        Second         Third      Fourth
Three Months Ended                           Quarter       Quarter       Quarter     Quarter
------------------                        -------------  ------------  -----------  ----------
1996

Total revenues                           $    204,975       225,571      223,590     293,465

Gross profit                                   32,005        29,628       30,792      45,176

Net income (loss)                                 738        (3,052)     (12,331)      8,232

Net income (loss) per share                      0.04         (0.16)       (0.64)       0.43


1995
Total revenues                           $    190,876       177,772      198,300     244,967

Gross profit                                   23,849        23,226       30,746      32,020

Net income                                      5,143         5,163        6,222       6,368

Net income per share                             0.28          0.28         0.33        0.33

                                 EXHIBIT INDEX

3.1    Amended and Restated Certificate of Incorporation of the
       Company.(1)

3.2    Amended and Restated Bylaws of the Company.(2)

4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company filed in response to items 3.1 and 3.2 are incorporated in this item by reference.(1)(2)

4.2    Specimen Common Stock Certificate of the Company. (3)

4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. (12)

10.1 Employment Agreement by and between the Company and Alan H. Goldfield, effective as of December 1, 1994. (3) (14)

10.2 Employment Agreement by and between CellStar, Ltd., the Company and Mark Q. Huggins, effective as of January 15, 1997. (13)(14)

10.3 Authorized Agency Agreement by and between CellStar, Ltd., and Southwestern Bell Mobile Systems, Inc., entered into as of December 17, 1996. (13)(15)

10.4 Authorized Agency Agreement by and between National Auto Center and Southwestern Bell Mobile Systems, Inc., entered into as of February 5, 1993. (4)

10.5 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of South Texas Limited Partnership, dated effective as of February 1, 1993.(4)

10.6 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of Austin Limited Partnership, dated effective as of February 1, 1993. (4)

10.7 Agreement by and between Motorola Inc. by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (United States). (5)

10.8 Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd., effective
       September 20, 1996. (13)(15)

10.9 Agreement by and between CellStar Pacific PTE LTD and Motorola Inc., dated February 9, 1995 (the Philippines) (the "Philippines Agreement"). (7)

10.10  Amendment to the Philippines Agreement, dated July 20, 1995. (3)

10.11 Agreement by and between National Auto Center and the Pan American Cellular Subscriber Division of Motorola Inc., dated as of January 1, 1995 (Latin American and Caribbean Territory). (6)

10.12 Agreement by and between CellStar, Ltd. and Motorola Inc., Greater China Cellular Subscriber Division, dated as of April 28, 1995 (People's Republic of China). (8)

10.13 Agreement by and between CellStar, Ltd. and Motorola Inc., Greater China Cellular Subscriber Division, dated as of April 28, 1995 (Taiwan). (3)

10.14 Agreement by and between CellStar Pacific PTE LTD and Ericsson Mobile Communications AB, dated as of April 12, 1995 (China, Hong Kong, Taiwan and Korea). (8)

10.15 Distribution Contract by and between Cellular Express and Radiomovil Dipsa, S.A. de C.V., dated as of September 23, 1992 (English translation of executed agreement). (4)

10.16  Agent Agreement by and between CellStar Celular C.A. and
       Telecomunicaciones Movilnet C.A., dated July 23, 1993. (4)

10.17 Lease by and between Alan H. Goldfield and National Auto Center, Inc. regarding 605 West Airport Freeway, Irving, Texas. (4)(14)

10.18 Exclusive Cellular Subagent Agreement by and between National Auto Center and Alan H. Goldfield d/b/a National Tape. (4)(14)

10.19 Registration Rights Agreement by and between the Company and Audiovox Corporation. (4)

10.20 Form of Warrant for the purchase of shares of common stock to be issued to Ladenburg, Thalmann & Co., Inc. and Raymond James & Associates, Inc.
       (4)

10.21 Agency Agreement by and between CellStar de Colombia Ltda. and Occidente y Caribe Celular S.A., dated as of June 24, 1994. (9)

10.22 Joint Venture Agreement by and among CellStar International Corporation\Asia, Leap International Pte Ltd. and Hong An Hsein, dated February 1, 1995. (3)

10.23 National Retail Dealer Agreement by and between National Auto Center, Inc. and McCaw National Accounts, Inc. (6)

10.24 Agreement by and between Express Telecommunication Company, Inc. (Extelcom) and CellStar Philippines, Inc., dated January 16, 1995. (6)

10.25 Stock Purchase Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995. (1)

10.26 Registration Rights Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995. (1)

10.27 Amended and Restated Loan Agreement among National Auto Center, Inc., the Company, each of the banks or other lending institutions signatory thereto and Texas Commerce Bank National Association, dated as of July 20, 1995 (the "Credit Agreement"). (1)

10.28  First Amendment to Credit Agreement, dated as of February 29, 1996. (2)

10.29  Second Amendment to Credit Agreement, as of July 31, 1996. (5)

10.30  Third Amendment to Credit Agreement, dated as of July 31, 1996. (5)

10.31 Deed of Trust among CellStar, Ltd., First Interstate Bank of Texas, N.A. and P. Michael Wells, Jr., dated April 28, 1995. (1)

10.32 First Modification of Deed of Trust by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A., dated as of August 31, 1995. (1)

10.33 Second Modification of Deed of Trust by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A. (11)

10.34 Promissory Note from CellStar, Ltd. to First Interstate Bank of Texas, N.A. dated April 15, 1996. (11)

10.35 Promissory Note from CellStar, Ltd. to First Interstate Bank of Texas, N.A. , dated August 31, 1995. (1)

10.36 Loan Agreement by and between NDB Bank, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Asia Loan Agreement"), dated August 9, 1995. (1)

10.37 Supplement to Debenture, dated November 22, 1995, relating to the Asia Loan Agreement. (3)

10.38 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan. (13)(14)

10.39  CellStar Corporation Amended and Restated Annual Incentive
       Compensation Plan. (13)(14)

10.40  CellStar Corporation 1994 Amended and Restated Director
       Nonqualified Stock Option Plan. (7)(14)

10.41 Form of Stock Purchase Agreement by and between Alan H. Goldfield and CellStar International Corporation/Asia, dated as of June 2, 1995. (10)

10.42 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., the Company and Richard M. Gozia. (11)(14)

10.43 Joint Venture Agreement, dated as of April 1, 1996, between CellStar International Corporation\S.A., Simon Rex Earle and Martin Robert deRooy and CellStar UK Limited (11)

10.44 Supply and Service Agreement by and between CellStar, Ltd., and MCI Telecommunications Corporation, dated as of November 26, 1996 (the "MCI Supply Agreement"). (13)(15)

10.45 Amendment Number One to MCI Supply Agreement, dated as of January 4, 1997. (13)

10.46  Amendment to MCI Supply Agreement, dated January 8, 1997. (13)

10.47 Distributor Supply Agreement between Motorola Ltd., trading as Motorola, Cellular Subscriber Division, UK, and CellStar UK Limited, executed April 3, 1996. (13)

10.48 Accessory Supply Agreement between Motorola Limited, trading as European Cellular Subscriber Group, and CellStar UK Limited, executed October 25, 1996. (13)(15)

10.49 Separation Agreement and Release between Kenneth E. Kerby and CellStar, Ltd., effective December 19, 1996. (13)(14)

10.50 Loan Agreement by and between The First National Bank of Chicago, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Amended Asian Loan Agreement"), dated July 31, 1996. (13)

10.51 Employment Agreement by and between CellStar (Asia) Corporation Limited and Hong An-Hsien, dated as of June 1, 1995. (13)(14)

21.1   Subsidiaries of the Company. (13)

23.1   Consent of KPMG Peat Marwick LLP. (13)

27     Financial Data Schedule

99.1   Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995. (1)
_______________
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 2, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated December 30, 1996, and incorporated herein by reference.
(13)  Filed herewith.
(14)  The exhibit is a management contract or compensatory plan or arrangement.
(15) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.