Form 10-Q/A
period 1996-08-31
CELLSTAR CORP
filed 1997-03-28
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q/A
                                Amendment No. 2

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

_________________________
* Not amended.

                          PART II - OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS.

            2.1 Asset Purchase Agreement, dated as of October 1, 1996, by and among MCI Telecommunications Corporation and National Auto Center, Inc., CellStar Ltd. and CellStar Corporation (6)(7)

            3.1 Amended and Restated Certificate of Incorporation of the Company (1)

            3.2   Amended and Restated Bylaws of the Company (3)

            4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company filed as Exhibits
                  3.1 and 3.2 are incorporated into this item by reference
                  (1)(3)

            4.2   Specimen Common Stock Certificate of the Company (2)

            10.1 Second Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1996, among National Auto Center, Inc., CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Texas Commerce Bank National Association (4)

            10.2 Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1996, among National Auto Center, Inc., CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Texas Commerce Bank National Association (4)

            10.3 Agreement by and between Motorola Inc., by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (Domestic U.S.) (5)(7)

            27.1  Financial Data Schedule (4)
----------------------------------------
            (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
            (2) Previously filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
            (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
            (4) Previously filed as an exibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, filed October 15, 1996.
            (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended August 31, 1996, filed December 6, 1996.
            (6)   Filed herewith.
            (7) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

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



                                           Date:  March 28, 1997

                                 EXHIBIT INDEX
                                ---------------

        Exhibit
          No.                    Description
        -------   ------------------------------------------------------------
            2.1   Asset Purchase Agreement, dated as of October 1, 1996, by and among MCI Telecommunications Corporation and National Auto
                  Center, Inc., CellStar Ltd. and CellStar Corporation (6)(7)

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

            10.3  Agreement by and between Motorola Inc., by and through its Pan
                  American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (Domestic U.S.) (5)(7)

            27.1  Financial Data Schedule (4)

________________________________________
            (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
            (2) Previously filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
            (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
            (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, filed October 15, 1996.
            (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended August 31, 1996, filed December 6, 1996.
            (6)   Filed herewith.
            (7) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.