Form 10-Q
period 1997-02-28
CELLSTAR CORP
filed 1997-04-14
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1997

                                      or


             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


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

On April 9, 1997, there were 19,297,105 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q

                                                                           Page
PART I - FINANCIAL INFORMATION                                           Number
------   ---------------------                                           ------
Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         February 28, 1997 and November 30, 1996                              3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three months ended February 28, 1997 and February 29, 1996           4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
         Three months ended February 28, 1997                                 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Three months ended February 28, 1997 and February 29, 1996           6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)               7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9

PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                   15

Item 2.  CHANGES IN SECURITIES                                               15

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                     15

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

Item 5.  OTHER INFORMATION                                                   15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    15

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CellStar Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                      February 28,       November 30,
                                                                                          1997               1996
                                                                                    ---------------     --------------

Assets

Current assets:
    Cash and cash equivalents                                                       $       39,456             27,296
    Accounts receivable (less allowance for doubtful accounts of
       $30,595 and $29,023, respectively)                                                  110,482            131,812
    Inventories                                                                             90,478             94,473
    Deferred income taxes                                                                    3,972              4,274
    Prepaid expenses                                                                         1,919              1,513
                                                                                     --------------     --------------
       Total current assets                                                                246,307            259,368
Property and equipment, net                                                                 19,948             20,134
Goodwill (less accumulated amortization of $1,483
   and $1,330, respectively)                                                                16,444             16,597
Other assets                                                                                 2,493              2,452
                                                                                     --------------     --------------
                                                                                    $      285,192            298,551
                                                                                     ==============     ==============

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                $       86,051            116,091
    Notes payable to financial institutions                                                 65,214             56,136
    Accrued expenses                                                                        12,245             12,250
    Income taxes payable                                                                     4,527              2,958
    Current portion of long-term debt                                                          575                568
                                                                                     --------------     --------------
        Total current liabilities                                                          168,612            188,003
Long-term debt, less current portion                                                         6,125              6,285
                                                                                     --------------     --------------
        Total liabilities                                                                  174,737            194,288
                                                                                     --------------     --------------
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none issued                                                                                -                  -
   Common stock, $.01 par value, 45,000,000 shares
      authorized; 19,297,105 and 19,274,000 shares issued and
      outstanding, respectively                                                                193                193
   Additional paid-in capital                                                               68,626             68,167
   Common stock warrants                                                                         4                  4
   Foreign currency translation adjustments                                                 (4,769)            (4,520)
   Retained earnings                                                                        46,401             40,419
                                                                                     --------------     --------------
        Total stockholders' equity                                                         110,455            104,263
                                                                                     --------------     --------------
                                                                                    $      285,192            298,551
                                                                                     ==============     ==============

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
          Three months ended February 28, 1997 and February 29, 1996
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                            1997                1996
                                                                       --------------      --------------

Revenues:
   Net product sales                                                  $      245,506             174,864
   Activation income                                                           8,013              26,873
   Residual income                                                             3,126               3,238
                                                                       --------------      --------------
      Total revenues                                                         256,645             204,975

Cost of sales                                                                224,794             172,970
                                                                       --------------      --------------
      Gross profit                                                            31,851              32,005

Selling, general and administrative expenses                                  21,760              28,905
                                                                       --------------      --------------

      Operating income                                                        10,091               3,100
                                                                       --------------      --------------

Other income (expense):
   Interest expense                                                           (1,713)             (2,539)
   Other, net                                                                     88                 436
                                                                       --------------      --------------
      Total other income (expense)                                            (1,625)             (2,103)
                                                                       --------------      --------------
      Income before income taxes                                               8,466                 997

Income taxes                                                                   2,484                 259
                                                                       --------------      --------------

      Net income                                                      $        5,982                 738
                                                                       ==============      ==============

Net income per share                                                  $         0.30                0.04
                                                                       ==============      ==============
Weighted average number of shares and equivalent
    shares outstanding                                                        19,766              19,274
                                                                       ==============      ==============

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                     Three months ended February 28, 1997
                                  (Unaudited)
                                (In thousands)


                                                                                     Foreign
                                           Common Stock      Additional   Common     currency
                                           ------------        paid-in    stock     translation   Retained
                                       Shares      Amount      capital   warrants   adjustments   earnings     Total
                                     ----------  ----------  ----------  ---------  -----------  ----------  ----------

Balance at November 30, 1996            19,274    $    193      68,167          4       (4,520)     40,419     104,263
    Net income                               -           -           -          -            -       5,982       5,982
    Issuance of common stock                23           -         459          -            -           -         459
    Foreign currency translation
        adjustment                           -           -           -          -         (249)          -        (249)
                                     ----------  ----------  ----------  ---------  -----------  ----------  ----------
Balance at February 28, 1997            19,297    $    193      68,626          4       (4,769)     46,401     110,455
                                     ==========  ==========  ==========  =========  ===========  ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
          Three months ended February 28, 1997 and February 29, 1996
                                  (Unaudited)
                                (In thousands)

                                                                                     1997               1996
                                                                                --------------     --------------
Cash flows from operating activities:
   Net income                                                                  $        5,982                738
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  1,154              1,304
         Deferred income taxes                                                            302              1,952
         Changes in certain operating assets and liabilities:
            Accounts receivable                                                        21,081             16,080
            Inventories                                                                 3,995              9,836
            Prepaid expenses                                                             (406)               706
            Other assets                                                                 (179)               354
            Accounts payable                                                          (30,040)           (12,575)
            Accrued expenses                                                               (5)             1,129
            Income taxes payable                                                        1,569             (2,550)
                                                                                --------------     --------------
               Net cash provided by operating activities                                3,453             16,974
                                                                                --------------     --------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (677)            (1,145)
                                                                                --------------     --------------
               Net cash used in investing activities                                     (677)            (1,145)
                                                                                --------------     --------------

Cash flows from financing activities:
   Net borrowings (payments) on notes payable to financial institutions                 9,078             (5,997)
   Principal payments on long-term debt                                                  (153)              (150)
   Net proceeds from issuance of common stock                                             459                  -
                                                                                --------------     --------------
               Net cash provided by (used in) financing activities                      9,384             (6,147)
                                                                                --------------     --------------

Net increase in cash and cash equivalents                                              12,160              9,682
Cash and cash equivalents at beginning of period                                       27,296             31,508
                                                                                --------------     --------------
Cash and cash equivalents at end of period                                     $       39,456             41,190
                                                                                ==============     ==============

Supplemental cash flow information:
   Interest paid                                                               $        1,564              3,043
                                                                                ==============     ==============
   Income taxes paid                                                           $          622                 42
                                                                                ==============     ==============

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)     Basis of Presentation

        Although the interim consolidated financial statements of CellStar Corporation (the "Company") are unaudited, it is the opinion of the Company's management that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

        These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended November 30, 1996.

        Accounting Pronouncements

        Effective December 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption did not have a material impact on the Company's consolidated financial position or results of operations for the period.

        The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", ("Statement 123"), effective December 1, 1996. Statement 123 contains optional recognition provisions and mandatory disclosure provisions. The Company will continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and will make the appropriate disclosures as required by Statement 123.

(2)      Geographic Area Information

         The Company operates predominantly within one business segment, wholesale and retail sales of wireless handsets, including cellular phones, and other wireless communications products. Financial information by geographic area as of and for the three months ended February 28, 1997 and February 29, 1996, is as follows (in thousands):

                                                   United         Asia-         Latin
                                                   States        Pacific       America       Europe         Total
                                                -------------  ------------  ------------  ------------  ------------
February 28, 1997:
    Total revenues, net of
        intercompany amounts                  $      154,408        66,471        25,589        10,177       256,645
    Intercompany sales (purchases)                     5,814         2,680        (8,494)            -             -
    Income (loss) before income taxes                  3,089         6,351          (309)         (665)        8,466
    Net income (loss)                                  2,236         5,294          (883)         (665)        5,982
    Identifiable assets                              146,703        85,891        40,786        11,812       285,192

February 29, 1996:
    Total revenues, net of
        intercompany amounts                  $      108,322        66,786        29,867             -       204,975
    Intercompany sales (purchases)                    13,453            51       (13,504)            -             -
    (Loss) income before income taxes                 (4,064)        6,096        (1,035)            -           997
    Net (loss) income                                 (3,555)        4,598          (305)            -           738
    Identifiable assets                              132,722        90,169        73,913             -       296,804

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is an integrated wholesaler and retailer of wireless handsets, including cellular phones, and other wireless communications products. From fiscal 1992 to fiscal 1996, the Company's total revenues grew from $181.0 million to $947.6 million. The Company accomplished this growth primarily by focusing its efforts on the cellular phone industry. To date, U.S. sales of cellular phone products have increased primarily as a result of greater market penetration and decreasing unit prices. The Company's international sales of cellular phone products have increased primarily as a result of its entry into the Asia-Pacific and Latin American regions.

         This Quarterly Report on Form 10-Q contains forward-looking statements to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "may" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations, and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales and inflation could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

         The Company expects that with future increases, if any, to its revenues, more funds will be required to support corresponding increases in the Company's inventory and accounts receivable levels. See "Liquidity and Capital Resources" below.

         The Company experienced an increase in net income of $5.3 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 primarily as a result of reduced selling, general and administrative expenses and interest expense.

Results of Operations

          The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of total revenues for the three months ended February 28, 1997 and February 29, 1996:

                                                      1997            1996
                                                  ------------    ------------
Revenues:
   Net product sales                                     95.7 %          85.3 %
   Activation income                                      3.1            13.1
   Residual income                                        1.2             1.6
                                                  ------------    ------------
        Total revenues                                  100.0           100.0
Cost of sales                                            87.6            84.4
                                                  ------------    ------------
        Gross profit                                     12.4            15.6
Selling, general and administrative expenses              8.5            14.1
                                                  ------------    ------------
        Operating income                                  3.9             1.5
                                                  ------------    ------------
Other income (expense):
   Interest expense                                      (0.6)           (1.2)
   Other, net                                               -             0.2
                                                  ------------    ------------
        Total other income (expense)                     (0.6)           (1.0)
                                                  ------------    ------------
        Income before income taxes                        3.3             0.5
Income taxes                                              1.0             0.1
                                                  ------------    ------------
        Net income                                        2.3 %           0.4 %
                                                  ============    ============

      The amount of net revenues and the approximate percentages of net revenues attributable to the Company's operations for the three months ended February 28, 1997 and February 29, 1996 are shown below:

                                                                1997                                    1996
                                                  -----------------------------           ------------------------------
                                                                         (Dollars in thousands)
U.S.:
   Net product sales                            $      148,085            57.7  %                82,638            40.3 %
   Activation income                                     3,693             1.4                   22,805            11.1
   Residual income                                       2,630             1.0                    2,879             1.4
                                                  -------------    ------------           --------------   -------------
         Total U.S.                                    154,408            60.1                  108,322            52.8
                                                  -------------    ------------           --------------   -------------

Asia-Pacific:
   Net product sales                                    65,339            25.5                   66,786            32.6
   Activation income                                     1,132             0.4                        -               -
   Residual income                                           -               -                        -               -
                                                  -------------    ------------           --------------   -------------
         Total Asia-Pacific                             66,471            25.9                   66,786            32.6
                                                  -------------    ------------           --------------   -------------

Latin America:
   Net product sales                                    21,905             8.6                   25,440            12.4
   Activation income                                     3,188             1.2                    4,068             2.0
   Residual income                                         496             0.2                      359             0.2
                                                  -------------    ------------           --------------   -------------
         Total Latin America                            25,589            10.0                   29,867            14.6
                                                  -------------    ------------           --------------   -------------

Europe:
   Net product sales                                    10,177             4.0                        -               -
   Activation income                                         -               -                        -               -
   Residual income                                           -               -                        -               -
                                                  -------------    ------------           --------------   -------------
         Total Europe                                   10,177             4.0                        -               -
                                                  -------------    ------------           --------------   -------------

         Total                                  $      256,645           100.0  %               204,975           100.0 %
                                                  =============    ============           ==============   =============

Three Months Ended February 28, 1997 Compared to Three Months Ended February 29, 1996

         Revenues. Total revenues increased $51.6 million, or 25.2%, from $205.0 million in the first fiscal quarter of 1996 to $256.6 million in the first fiscal quarter of 1997.

         U.S. revenues increased by $46.1 million, or 42.6%, primarily from an increase in net product sales of $65.5 million, or 79.3%, from $82.6 million to $148.1 million. The increase in net product sales was largely due to the growth in sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. In addition, the U.S. operations achieved growth in net product sales to retailers under distribution and fulfillment contracts as well as to traditional wholesale customers. U.S. activation income decreased primarily as a result of the sale of substantially all of the Communication Centers on November 26, 1996.

         Net product sales in the Asia-Pacific region decreased by $1.5 million, from $66.8 million to $65.3 million. The Company has experienced increased competition in this region. The Company's operation in Hong Kong provided $51.7 million in net product sales, a decrease of $4.0 million, or 7.2%, from $55.7 million. This decline was primarily due to increased competition, which caused downward pressure on selling prices. Net product sales in the Company's Singapore operations decreased by $0.8 million, or 7.2%, from $11.1 million to $10.3 million. The Company's operations in Taiwan, which commenced in the second quarter in fiscal 1996, provided $3.3 million of net product sales. The Asia-Pacific operations are substantially wholesale related, and as a result, activation income is not significant.

         Net product sales in Latin America decreased by $3.5 million, or 13.8%, from $25.4 million to $21.9 million. The decline in net product sales was primarily due to the continuation of the strategy to shift in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. The Company adopted this strategy in the second fiscal quarter of 1996 to reduce currency, accounts receivable and inventory risks. An additional factor contributing to this decline was a sharp decline in net product sales in Brazil, which decreased from $7.5 million to $2.7 million. The decline in Brazil was due to the continued deterioration in the business climate in Brazil for the cellular phone industry. Activation income in Latin America decreased by $0.9 million, or 22.0%, from $4.1 million to $3.2 million. The decrease in activation income occurred primarily in Chile and Colombia. The Company exited the retail business in Chile effective December 1996. The decline in activation income in Colombia correlated to a decrease in the number of activations largely due to weak economic and market conditions during the first fiscal quarter of 1997.

      Net product sales in the Company's European operation in the United Kingdom, which commenced in the second quarter of 1996, were $10.2 million for the period.

      Gross Profit. Gross profit decreased by $0.1 million, from $32.0 million to $31.9 million and, as a percentage of total revenues, gross profit decreased from 15.6% to 12.4%. The decrease in gross profit as a percentage of total revenues was due primarily to a decrease in U.S. retail revenue, which has a higher gross profit margin than wholesale net product sales. In November 1996, the Company sold substantially all of its Communication Centers and, as a result, U.S. retail revenues decreased from $37.4 million to $11.7 million. The related decrease in retail revenue gross profit was offset, in part, by gross profit resulting from the increase in wholesale net product sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.1 million, or 24.6%, from $28.9 million to $21.8 million. Approximately $5.6 million, or 78.9%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also contributed to other decreases in selling, general and administrative expenses totaling approximately $2.6 million. These decreases were partially offset by increases in bad debt expense of $0.5 million and $0.6 million in other employee-related costs. Overall, the Company reduced selling, general and administrative expenses as a percentage of total revenues from 14.1% to 8.5%.

      Operating Income. Operating income increased from $3.1 million to $10.1 million due to the decrease in selling, general and administrative expenses. Correspondingly, the increase in operating income as a percentage of total revenues from 1.5% to 3.9% was attributable to the decrease in selling, general and administrative expenses.

      Interest Expense. Interest expense decreased in the first fiscal quarter of 1997 to $1.7 million from $2.5 million in the first fiscal quarter of 1996. The decrease in interest expense resulted primarily from the maintenance of lower borrowings under the Company's revolving credit agreements.

      Income Taxes. Income tax expense increased by $2.2 million in the first fiscal quarter of 1997 compared to the same period a year earlier. This increase was primarily due to higher income before income taxes and a slightly higher effective tax rate in the first quarter of fiscal 1997. The slightly higher effective tax rate was primarily attributable to the increase in U.S. operations income before taxes.

Liquidity and Capital Resources

         The Company primarily relies on cash generated from operations and borrowings under its revolving credit agreements to fund working capital, capital expenditures and expansions. In addition, the Company receives extended credit terms from key suppliers to fund working capital requirements of its operations. Historically, the Company used long-term debt to fund the acquisition of significant fixed assets.

         The Company expects to increase inventory and accounts receivable levels and to fund foreign ventures. As a result, the Company anticipates its need for liquidity and capital resources will increase in 1997. In light of the Company's anticipated working capital and expansion plans for fiscal 1997 and the amount presently available under the Company's revolving credit agreements, the Company will require outside sources of funds in addition to those available from operations and under such revolving credit agreements to provide the resources necessary to continue its growth. If the Company is unable to obtain additional financing in sufficient amounts, it will have to modify its expansion plans for 1997.

         The Company's primary revolving credit facility is with a group of five banks and currently has a maximum borrowing limit of $90.0 million. Fundings under the line are limited by a borrowing base computed as a percentage of certain U.S. accounts receivable and inventories. Borrowings are secured primarily by U.S. accounts receivable and inventories. At March 25, 1997, the borrowing base limited borrowings to $55.9 million ($68.3 million at February 28, 1997). Effective February 28, 1997, this credit facility was amended, changing certain of its covenants. The primary revolving credit facility contains, among other provisions, covenants relating to minimum net worth and certain financial provisions, capital expenditures, dividend payments, additional debt, mergers, and acquisitions and dispositions of assets.

         CellStar Asia has a $15.0 million credit agreement with a bank, which agreement matures at July 31, 1997. Fundings under this credit agreement are limited by a borrowing base computed as a percentage of CellStar Asia's accounts receivable and inventories. At February 28, 1997, the borrowing base limited borrowings to $15.0 million, all of which was available. Upon maturity, the Company may renew this agreement or consider alternative financing sources.

         The Company's Brazilian subsidiary has a $2.9 million line of credit with a Brazilian bank, which matures in May 1997, that is secured by a letter of credit issued under the Company's U.S. revolving credit facility. Upon maturity, the Company will consider alternative financing sources.

         At February 28, 1997, the Company had $39.5 million of cash and cash equivalents, an increase of $12.2 million since November 30, 1996. The increase correlates with the Company's cash flow provided by operating activities plus borrowings under its primary revolving credit facility, which borrowings were used for working capital purposes. A majority of the Company's cash resides outside the United States, primarily in its Asia-Pacific region subsidiaries. Because the Company's policy is to indefinitely reinvest earnings of foreign subsidiaries to minimize income taxes on a global basis, cash in those subsidiaries remains in the region to support operations in that region. The Company's U.S. growth and South American operating losses have caused these operations to require working capital from external sources. As a result, the Company received extended credit terms from key suppliers. This situation did not materially impact the Company's ability to obtain inventory and thus did not have a significant impact on sales for the period. The Company anticipates that such extended credit terms, if needed, will continue to be made available to the Company for the near-term. There can be no assurance that such extended credit terms will continue to be made available. If such extended credit terms are not made available, the Company will need to seek additional sources to fund working capital requirements.

International Operations

         The Company's international operations are subject to political and economic risks, including, but not limited to, political instability, currency devaluations and controls, increased credit risks and changing tax and trade regulations. Although the Company experienced no material foreign currency transactions gains or losses during the first fiscal quarter of 1997, the Company has, in the past, experienced foreign currency transaction losses related primarily to its operations in the Latin American region.

         The Company maintains a significant presence in Hong Kong. The currencies used in the Company's operations in the Asia-Pacific region have historically been stable relative to the U.S. dollar. With the scheduled transfer of Hong Kong from the United Kingdom to the People's Republic of China on July 1, 1997, the Company's operations in the Asia-Pacific region will be exposed to the potential for a higher degree of currency volatility and economic instability than has historically been the case. The Company is unable to predict what impact, if any, the transfer will have on the Company's operations in this region.

         During the first quarter, the Company continued its strategy of increasing direct sales to South American customers from the Company's Miami, Florida warehouse. During the past several quarters, pursuit of this strategy and other factors have resulted in a reduction in the level of inventory and accounts receivable maintained by the Company's Latin American subsidiaries and a reduction in the Company's fixed costs in the region. While these initiatives have reduced the Company's exposure to certain economic and political risks associated with transacting business in the Latin American region, the Company continues to maintain a significant presence in the region. As such, the Company will remain subject to the risks created by the volatile political and economic conditions that have historically prevailed in the region.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material developments have occurred in the Company's legal proceedings previously reported in the Company's Annual Report on Form 10-K for its 1996 fiscal year.

Item 2.  Changes in Securities

         As previously reported in the Company's Current Report on Form 8-K, filed on December 30, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan") which is designed to protect the Company from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company's stockholders.

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

   4.3 Rights Agreement, dated as of December 30, 1996, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, including exhibits thereto. (4)

  10.1 Fourth Amendment to Amended and Restated Loan Agreement, dated as of February 28, 1997, among National Auto Center, Inc., the Company, each of the banks or other lending institutions signatory thereto and Texas Commerce Bank National Association. (5)

27.1     Financial Data Schedule.  (5)

-----------------------------------------

         (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
         (4) Previously filed as an exhibit to the Company's Form 8-K dated December 30, 1996, and incorporated herein by reference.
         (5)  Filed herewith.

(b)      Reports on Form 8-K.

         A report on Form 8-K dated December 30, 1996 was filed to report, under
Item 5 therein, the Company's adoption of a Stockholder Rights Plan.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CELLSTAR CORPORATION




                                By: /s/ MARK Q. HUGGINS
                                   --------------------------------------------
                                   Mark Q. Huggins,
                                   Senior Vice President-Administration,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)




                                By: /s/ EVELYN HENRY MILLER
                                   --------------------------------------------
                                   Evelyn Henry Miller,
                                   Vice President and Corporate Controller




                                Date:  April 11, 1997

                                  EXHIBIT INDEX
                                  -------------

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
  No.                         Description                                                                Page
-------   ---------------------------------------------------------------                             ------------
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

   4.2    Specimen Common Stock Certificate of the Company. (2)

   4.3 Rights Agreement, dated as of December 30, 1996, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights
          Agent, including exhibits thereto. (4)

 10.1     Fourth Amendment to Amended and Restated Loan Agreement, dated as of
          February 28, 1997, among National Auto Center, Inc., the Company, each of the banks or other lending institutions signatory thereto and Texas Commerce Bank National Association. (5)

 27.1     Financial Data Schedule.  (5)

--------------------------------------------------

          (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
          (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
          (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
          (4) Previously filed as an exhibit to the Company's Form 8-K dated December 30, 1996, and incorporated herein by reference.
          (5)  Filed herewith.