Form 10-Q
period 1997-05-31
CELLSTAR CORP
filed 1997-07-01
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

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


                                 Yes  X  No __
                                     ---
          On June 30, 1997, there were 29,140,345 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q

                                                                           Page
PART I - FINANCIAL INFORMATION                                           Number
------   ---------------------                                           ------
Item 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS (unaudited)                            3
        May 31, 1997 and November 30, 1996

        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)                  4
        Three and six months ended May 31, 1997 and 1996

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)         5
        Six months ended May 31, 1997

        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                  6
        Six months ended May 31, 1997 and 1996

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)             7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  8
        CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
-------   -----------------

Item 1. LEGAL PROCEEDINGS                                                  17

Item 2. CHANGES IN SECURITIES                                              17

Item 3. DEFAULTS UPON SENIOR SECURITIES                                    17

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

Item 5. OTHER INFORMATION                                                  18

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                   18

                         PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                                May 31,               November 30,
                                                                                                 1997                    1996
                                                                                             ------------             -----------
Assets

Current assets:
        Cash and cash equivalents                                                            $    61,524                  27,296
        Accounts receivable (less allowance for doubtful accounts of
              $33,632 and $29,023, respectively)                                                 136,929                 131,812
        Inventories                                                                              120,986                  94,473
        Deferred income taxes                                                                      4,380                   4,274
        Prepaid expenses                                                                           4,428                   1,513
                                                                                             -----------             -----------
              Total current assets                                                               328,247                 259,368
Property and equipment, net                                                                       19,858                  20,134
Goodwill (less accumulated amortization of $1,910
        and $1,330, respectively)                                                                 18,132                  16,597
Other assets                                                                                       2,571                   2,452
                                                                                             -----------             -----------
                                                                                             $   368,808                 298,551
                                                                                             ===========             ===========

Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                                     $   141,762                 116,091
        Notes payable to financial institutions                                                   68,105                  56,136
        Accrued expenses                                                                          14,907                  12,250
        Income taxes payable                                                                       9,948                   2,958
        Current portion of long-term debt                                                            582                     568
                                                                                             -----------             -----------
              Total current liabilities                                                          235,304                 188,003
Long-term debt, less current portion                                                               5,959                   6,285
                                                                                             -----------             -----------
              Total liabilities                                                                  241,263                 194,288
                                                                                             -----------             -----------

Stockholders' equity:
        Preferred stock, $.01 par value, 5,000,000 shares
              authorized; none issued                                                                  -                       -
        Common stock, $.01 par value, 45,000,000 shares
              authorized; 29,136,282 and 19,273,562 shares
              issued and outstanding, respectively                                                   291                     193
        Additional paid-in capital                                                                71,442                  68,167
        Common stock warrants                                                                          4                       4
        Foreign currency translation adjustments                                                  (4,802)                 (4,520)
        Retained earnings                                                                         60,610                  40,419
                                                                                             -----------             -----------
              Total stockholders' equity                                                         127,545                 104,263
                                                                                             -----------             -----------
                                                                                             $   368,808                 298,551
                                                                                             ===========             ===========

See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands, except per share data)

                                            Three months                  Six months
                                            ended May 31,                ended May 31,
                                           1997       1996              1997       1996
                                         --------   --------          --------   --------
Revenues:
  Net product sales                      $366,927    202,624           612,433    377,489
  Activation income                         7,871     19,459            15,884     46,332
  Residual income                           2,764      3,488             5,890      6,725
                                         --------    -------           -------    -------
    Total revenues                        377,562    225,571           634,207    430,546

Cost of sales                             336,916    195,943           561,710    368,913
                                         --------    -------           -------    -------
    Gross profit                           40,646     29,628            72,497     61,633


Selling, general and
   administrative expenses                 22,003     31,681            43,763     60,587
                                         --------    -------           -------    -------
    Operating income (loss)                18,643     (2,053)           28,734      1,046

Other income (expense):
  Interest expense                         (1,791)    (2,436)           (3,505)    (4,975)
  Other, net                                  988         79             1,077        515
                                         --------    -------           -------    -------
    Total other income (expense)             (803)    (2,357)           (2,428)    (4,460)
                                         --------    -------           -------    -------
    Income (loss) before income taxes      17,840     (4,410)           26,306     (3,414)

Provision (benefit) for income taxes        3,631     (1,358)            6,115     (1,100)
                                         --------    -------           -------    -------
    Net income (loss)                    $ 14,209     (3,052)           20,191     (2,314)
                                         ========    =======           =======    =======
Net income (loss) per share              $   0.48      (0.11)             0.69      (0.08)
                                         ========    =======           =======    =======
Weighted average number of shares
  and equivalent shares outstanding      $ 29,681     28,911            29,425     28,911
                                         ========    =======           =======    =======


See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                         Six months ended May 31, 1997
                                  (Unaudited)
                                (In thousands)


                                                                                                 Foreign
                                                  Common Stock      Additional     Common        currency
                                                  ------------        paid-in       stock       translation   Retained
                                             Shares        Amount     capital      warrants     adjustments   earnings    Total
                                             ------        ------   ----------     --------     -----------   --------    -----
Balance at November 30, 1996                 19,274        $  193      68,167          4           (4,520)     40,419    104,263

       Net income                                 -             -           -          -                -      20,191     20,191

       Shares issued under stock option
              plans                              35             -         624          -                -           -        624

       Shares issued for acquisition of
              minority interest                 115             1       2,748          -                -           -      2,749

       Three-for-two common stock split       9,712            97         (97)         -                -           -          -

       Foreign currency translation
              adjustment                          -             -           -          -             (282)          -       (282)
                                            -------        ------      ------      -----           -------    -------    -------
Balance at May 31, 1997                      29,136        $  291      71,442          4           (4,802)     60,610    127,545
                                            =======        ======      ======      =====           =======    =======    =======

See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended May 31, 1997 and 1996
                                  (Unaudited)
                                (In thousands)

                                                                                                          1997         1996
                                                                                                      ----------    ----------
Cash flows from operating activities:
        Net income (loss)                                                                            $   20,191         (2,314)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                     Depreciation and amortization                                                        2,345          2,725
                     Deferred income taxes                                                                 (106)         1,847
                     Changes in certain operating assets and liabilities:
                            Accounts receivable                                                          (5,399)         1,175
                            Inventories                                                                 (26,513)        24,953
                            Prepaid expenses                                                             (2,503)           310
                            Other assets                                                                   (360)           404
                            Accounts payable                                                             25,671        (24,080)
                            Accrued expenses                                                              3,986          3,336
                            Income taxes payable                                                          6,990         (4,987)
                                                                                                     ----------     ----------
                                  Net cash provided by operating activities                              24,302          3,369
                                                                                                     ----------     ----------

Cash flows from investing activities:
        Purchases of property and equipment                                                              (1,441)        (1,999)
        Acquisition of minority interest                                                                   (502)             -
        Equity investments in foreign subsidiary and joint venture                                         (412)             -
                                                                                                     ----------     ----------
                                  Net cash used in investing activities                                  (2,355)        (1,999)
                                                                                                     ----------     ----------

Cash flows from financing activities:
        Net borrowings (payments) on notes payable to financial institutions                             11,969         (9,002)
        Principal payments on long-term debt                                                               (312)          (304)
        Proceeds from issuance of common stock                                                              624              -
                                                                                                     ----------     ----------
                                  Net cash provided by (used in) financing activities                    12,281         (9,306)
                                                                                                     ----------     ----------

Net increase (decrease) in cash and cash equivalents                                                     34,228         (7,936)
Cash and cash equivalents at beginning of period                                                         27,296         31,508
                                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                                           $   61,524         23,572
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

(2)  Geographic Area Information

     The Company operates predominantly within one business segment, wholesale and retail sales of wireless handsets and other wireless communications products. Certain financial information by geographic area as of and for the six months ended May 31, 1997 and 1996 is shown below (in thousands):

                                            United            Asia-         Latin
                                            States           Pacific       America        Europe        Corporate       Total
                                         --------------   --------------  ------------   -----------   ------------   -----------
May 31, 1997
     Total revenues, net of
         intercompany amounts          $       343,463          219,982        50,301        20,461              -        634,207
     Intercompany sales (purchases)             21,271            2,627       (24,059)          161              -              -
     Operating income (loss)                    12,277           23,751         1,431        (1,572)        (7,153)        28,734
     Identifiable assets                       188,835          122,917        47,882         9,174              -        368,808


May 31, 1996
     Total revenues, net of
         intercompany amounts          $       239,285          129,773        61,488             -              -        430,546
     Intercompany sales (purchases)             25,006             (824)      (24,182)            -              -              -
     Operating income (loss)                     3,678           10,223        (5,688)            -         (7,167)         1,046
     Identifiable assets                       140,235           75,194        63,409             -              -        278,838


(3)  Stock Split

     On May 20, 1997, the Board of Directors approved a three-for-two common stock split, which split was effected in the form of a stock dividend that was distributed on June 17, 1997 to stockholders of record on June 2, 1997. All weighted average historical share and net income (loss) per share amounts have been retroactively adjusted for the stock split.

(4)  Acquisition of Minority Interest

     On May 30, 1997, the Company acquired the remaining 20.0% minority interest of CellStar Pacific, the Company's Singapore subsidiary, which conducts operations in Singapore, the Philippines, and Malaysia, for common stock valued at $2.7 million and $0.5 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a global provider of wireless phones and other wireless communications products. From fiscal 1992 to fiscal 1996, the Company's total revenues grew from $181.0 million to $947.6 million. The Company accomplished this growth in both U.S. and international sales primarily by focusing its efforts on the cellular phone industry. To date, U.S. sales of cellular phone products have increased primarily as a result of greater market penetration and decreasing unit prices. The Company's international sales of wireless communications products have increased primarily as a result of its entry into the Asia-Pacific and Latin American Regions.

     The Company expects that with future increases, if any, to its revenues, more funds will be required to support corresponding increases in the Company's inventory and accounts receivable levels. In addition, more funds may be required to fund new ventures. See "Liquidity and Capital Resources" below.

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations, and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales and inflation, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of total revenues for the three and six months ended May 31, 1997 and 1996:

                                                                  Three months                           Six months
                                                                  ended May 31,                         ended May 31,
                                                            1997                 1996               1997               1996
                                                        ------------         -------------       -----------       ------------
Revenues:
  Net product sales                                            97.2 %                89.8 %            96.6 %             87.7 %
  Activation income                                             2.1                   8.6               2.5               10.8
  Residual income                                               0.7                   1.6               0.9                1.5
                                                        ------------         -------------       -----------       ------------
      Total revenues                                          100.0                 100.0             100.0              100.0
Cost of sales                                                  89.2                  86.9              88.6               85.7
                                                        ------------         -------------       -----------       ------------
      Gross profit                                             10.8                  13.1              11.4               14.3
Selling, general and administrative expenses                    5.8                  14.0               6.9               14.1
                                                        ------------         -------------       -----------       ------------
      Operating income (loss)                                   5.0                  (0.9)              4.5                0.2
                                                        ------------         -------------       -----------       ------------
Other income (expense):
  Interest expense                                             (0.5)                 (1.1)             (0.6)              (1.2)
  Other, net                                                    0.3                   0.1               0.2                0.2
                                                        ------------         -------------       -----------       ------------
      Total other income (expense)                             (0.2)                 (1.0)             (0.4)              (1.0)
                                                        ------------         -------------       -----------       ------------
      Income (loss) before income taxes                         4.8                  (1.9)              4.1               (0.8)
Provision (benefit) for income taxes                            1.0                  (0.6)              0.9               (0.3)
                                                        ------------         -------------       -----------       ------------
  Net income (loss)                                             3.8  %               (1.3)  %           3.2 %             (0.5) %
                                                        ============         =============       ===========       ============

     The amount of net revenues and the approximate percentages of net revenues attributable to the Company's operations for the three and six months ended May 31, 1997 and 1996 are shown below:

                                    Three months ended May 31,                              Six months ended May 31,
                                 1997                        1996                          1997                  1996
                            ---------------             --------------                 -----------          -------------
                                                                   (Dollars in thousands)
United States:
    Net product sales       $  182,462         48.3  %    112,752          50.0  %       330,547     52.1  %    195,390      45.4  %
    Activation income            4,510          1.2        15,170           6.7            8,203      1.3        37,975       8.8
    Residual income              2,083          0.6         3,041           1.4            4,713      0.7         5,920       1.4
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------
       Total United States     189,055         50.1       130,963          58.1          343,463     54.1       239,285      55.6
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------

Asia-Pacific:
    Net product sales          152,553         40.4        62,987          27.9          217,892     34.4       129,773      30.1
    Activation income              958          0.3             -             -            2,090      0.3             -         -
    Residual income                  -            -             -             -                -        -             -         -
                            ----------   ----------     ---------    ----------        ---------   ------     ---------  --------
       Total Asia-Pacific      153,511         40.7        62,987          27.9          219,982     34.7       129,773      30.1
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------

Latin America:
    Net product sales           21,628          5.7        26,885          11.9           43,533      6.9        52,326      12.2
    Activation income            2,403          0.6         4,289           1.9            5,591      0.9         8,357       1.9
    Residual income                681          0.2           447           0.2            1,177      0.2           805       0.2
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------
       Total Latin America      24,712          6.5        31,621          14.0           50,301      8.0        61,488      14.3
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------

Europe:
    Net product sales           10,284          2.7             -             -           20,461      3.2             -         -
    Activation income                -            -             -             -                -        -             -         -
    Residual income                  -            -             -             -                -        -             -         -
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------
       Total Europe             10,284          2.7             -             -           20,461      3.2             -         -
                             ----------   ----------     ---------    ----------        ---------   ------     ---------  --------

       Total                $  377,562        100.0  %    225,571         100.0  %       634,207    100.0  %    430,546     100.0  %
                             ==========   ==========     =========    ==========        =========   ======     =========  ========

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31, 1996

     Revenues. Total revenues increased $152.0 million, or 67.4%, from $225.6 million in the second fiscal quarter of 1996 to $377.6 million in the second fiscal quarter of 1997.

     U.S. revenues increased by $58.1 million, or 44.3%, primarily from an increase in net product sales of $69.7 million, or 61.8%, from $112.8 million to $182.5 million. The increase in net product sales was largely due to the increase in revenues from distribution and fulfillment contracts for the provision of products and value-added services. In addition, the U.S. operations achieved growth due to the continuation of the strategy to shift in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. U.S. activation income decreased primarily as a result of the sale of substantially all of the Communication Centers on November 26, 1996.

     Net product sales in the Asia-Pacific Region increased $89.6 million, or 142.2%, from $63.0 million to $152.6 million. The Company's operations in Hong Kong, CellStar Asia, provided $118.8 million in net product sales in the second fiscal quarter of 1997, an increase of $65.1 million compared to $53.7 million for the same period a year earlier. The higher revenue levels resulted from the expansion in overall demand for wireless phones in the region coupled with the improved ability of manufacturers to supply product to meet that demand, particularly in China. Net product sales in the Company's Singapore operations, CellStar Pacific, increased by $19.3 million, or 207.5%, from $9.3 million to $28.6 million. This increase was primarily due to increased demand in the Philippines and Indonesia. CellStar Taiwan, which commenced operations in the third quarter in fiscal 1996, provided $5.2 million of net product sales in the second quarter of 1997. The Asia-Pacific operations are substantially wholesale-related, and as a result, activation income is not significant.

     Net product sales in Latin America decreased by $5.3 million, or 19.7%, from $26.9 million to $21.6 million. The decline in net product sales was primarily due to the continuation of the strategy to shift in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. The Company adopted this strategy in the second fiscal quarter of 1996 to reduce currency, accounts receivable and inventory risks. An additional factor contributing to this decline was a sharp decline in net product sales in Brazil, which decreased from $8.8 million to $1.4 million. The decline in Brazil was due to the continued deterioration in the business climate in Brazil for the cellular phone industry.

     Net product sales in the Company's European operation in the United Kingdom, which commenced in the second quarter of 1996, were $10.3 million in the second quarter of fiscal 1997.

     Gross Profit. Gross profit increased by $11.0 million, from $29.6 million to $40.6 million, while, as a percentage of total revenues, gross profit decreased from 13.1% to 10.8%. The increase in gross profit was primarily due to the increase in CellStar Asia's net product sales of high-end products, which increased gross profit as a percentage of revenues as well. This increase in gross profit and gross profit percentage in CellStar Asia was partially offset by a decrease in U.S. retail revenue, which has a higher gross profit margin than wholesale net product sales. The gross margin percentage for the second fiscal quarter decreased primarily due to the sale in November 1996 of substantially all of the Company's Communication Centers and to the increase in revenues from distribution and fulfillment contracts that reflect lower margins and reduced accounts receivable and inventory obsolescence risks. Additionally, the Company experienced a decrease in Latin American foreign currency losses of $1.4 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.7 million, or 30.6%, from $31.7 million to $22.0 million. Approximately $5.5 million, or 56.7%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also gave rise to other decreases in selling, general and administrative expenses totaling approximately $2.6 million. Additionally, reductions in other administrative expenses of $2.5 million contributed to the total reduction in selling, general and administrative expenses. These decreases were partially offset by a $1.6 million increase in other employee-related costs. Overall, the Company reduced selling, general and administrative expenses as a percentage of total revenues from 14.0% to 5.8%.

     Operating Income (Loss). Operating income (loss) increased from a loss of $2.1 million to income of $18.6 million due to the increase in revenues from the Asia-Pacific Region and the decrease in selling, general and administrative expenses. Correspondingly, operating income (loss) as a percentage of total revenues increased from (0.9%) to 5.0%.

     Interest Expense. Interest expense decreased in the second fiscal quarter of 1997 to $1.8 million from $2.4 million in the second fiscal quarter of 1996. The decrease in interest expense resulted primarily from the maintenance of lower balances under the Company's revolving credit agreements.

     Income Taxes. Income tax expense increased by $5.0 million in the second fiscal quarter of 1997 compared to the same period a year earlier. This increase was primarily due to higher income before income taxes for the second fiscal quarter of 1997. The effective tax rate was lower for the second fiscal quarter of 1997 compared to the same period a year earlier, primarily due to increased income before income taxes in the Asia-Pacific Region where the tax rate is less than the U.S. statutory tax rate.


SIX MONTHS ENDED MAY 31, 1997 COMPARED TO SIX MONTHS ENDED MAY 31, 1996

     Revenues. Total revenues increased $203.7 million, or 47.3%, from $430.5 million in the six-month period ended May 31, 1996 to $634.2 million in the six-month period ended May 31, 1997.

     U.S. revenues increased by $104.2 million, or 43.5%, primarily from an increase in net product sales of $135.1 million, or 69.1%, from $195.4 million to $330.5 million. The increase in net product sales was largely due to the increase in revenues from distribution and fulfillment contracts for the provision of products and value-added services. In addition, the U.S. operations achieved growth due to the continuation of the strategy to shift in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. U.S. activation income decreased primarily as a result of the sale of substantially all of the Communication Centers on November 26, 1996.

     Net product sales in the Asia-Pacific Region increased $88.1 million, or 67.9%, from $129.8 million to $217.9 million. The Company's operations in Hong Kong, CellStar Asia, provided $170.5 million in net product sales in the first half of fiscal 1997, an increase of $61.1 million compared to $109.4 million for the same period a year earlier. The higher revenue levels resulted from the expansion in overall demand for wireless phones in the region coupled with the improved ability of manufacturers to supply product to meet that demand, particularly in China. Net product sales in the Company's Singapore operations, CellStar Pacific, increased $18.5 million, or 90.7%, from $20.4 million to $38.9 million. This increase was primarily due to increased demand in the Philippines and Indonesia. CellStar

Taiwan, which commenced operations in the third quarter in fiscal 1996, provided $8.5 million of net product sales in the first half of fiscal 1997. The Asia-Pacific operations are substantially wholesale-related, and as a result, activation income is not significant.

     Net product sales in Latin America decreased $8.8 million, or 16.8%, from $52.3 million to $43.5 million. The decline in net product sales was primarily due to the continuation of the strategy to shift in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. The Company adopted this strategy in the second fiscal quarter of 1996 to reduce currency, accounts receivable and inventory obsolescence risks. An additional factor contributing to this decline was a sharp decline in net product sales in Brazil, which decreased from $16.3 million to $4.1 million. The decline in Brazil was due to the continued deterioration in the business climate in Brazil for the cellular phone industry.

     Net product sales in the Company's European operation in the United Kingdom, which commenced in the second quarter of 1996, were $20.5 million for the first six months of fiscal 1997.

     Gross Profit. Gross profit increased $10.9 million, from $61.6 million to $72.5 million, while, as a percentage of total revenues, gross profit decreased from 14.3% to 11.4%. The increase in gross profit was primarily due to the increase in CellStar Asia's net product sales of high-end products, which increased gross profit as a percentage of revenues as well. This increase in gross profit and gross profit percentage in CellStar Asia was partially offset by a decrease in U.S. retail revenue, which has a higher gross profit margin than wholesale net product sales. The gross margin percentage for the first half of fiscal 1997 decreased primarily due to the sale in November 1996 of substantially all of the Company's Communication Centers and to the increase in revenues from distribution and fulfillment contracts that reflect lower margins and reduced accounts receivable and inventory obsolescence risks. Additionally, the Company experienced a decrease in Latin American foreign currency losses of $2.3 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.8 million, or 27.7%, from $60.6 million to $43.8 million. Approximately $11.2 million, or 66.7%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also gave rise to other decreases in selling, general and administrative expenses totaling approximately $5.5 million. Additionally, reductions in other administrative expenses of $2.3 million contributed to the total reduction in selling, general and administrative expenses. These decreases were partially offset by a $2.4 million increase in employee-related costs. Overall, the Company reduced selling, general and administrative expenses as a percentage of total revenues from 14.1% to 6.9%.

     Operating Income (Loss). Operating income increased from $1.0 million to $28.7 million due to the increase in revenues from the Asia-Pacific Region and the decrease in selling, general and administrative expenses. Correspondingly, operating income as a percentage of total revenues increased from 0.2% to 4.5%.

     Interest Expense.  Interest expense declined in the six months ending
May 31, 1997 to $3.5 million from $5.0 million in the six months ended May 31, 1996. The decrease in interest expense resulted primarily from the maintenance of lower balances under the Company's revolving credit agreements.

     Income Taxes. Income tax expense increased $7.2 million in the six-month period ended May 31, 1997 compared to the same period a year earlier. The increase was primarily due to higher income before income taxes for the six-month period ended May 31, 1997. The effective tax rate was lower for the six-month period ended May 31, 1997 compared to the same period a year earlier primarily due to increased income before income taxes in the Asia-Pacific Region where the tax rate is less than the U.S. statutory tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     The Company primarily relies on cash generated from operations and borrowings under its revolving credit agreements to fund working capital, capital expenditures and expansions. The Company also receives extended credit terms from key suppliers.

     The Company expects that with future increases, if any, to its revenues, more funds will be required to support corresponding increases in the Company's inventory and accounts receivable levels. In addition, more funds may be required to fund new ventures. As a result, the Company anticipates that its need for liquidity and capital resources will increase in fiscal 1997. In light of the Company's anticipated working capital and expansion plans for fiscal 1997 and the amount presently available under the Company's revolving credit agreements, the Company will require outside sources of funds in addition to those available from operations and under such revolving credit agreements to provide the resources necessary to continue its growth. If the Company is unable to obtain additional financing in sufficient amounts, it will have to modify its growth plans for fiscal 1997. The Company is currently evaluating alternative sources of financing.

     The Company's primary revolving credit facility is with a group of five banks and currently has a maximum borrowing limit of $90.0 million. Fundings under the line are limited by a borrowing base computed as a percentage of certain U.S. accounts receivable and inventories. Borrowings are secured primarily by U.S. accounts receivable and inventories. At June 25, 1997, the borrowing base limited borrowings to $73.8 million ($70.4 million at May 31, 1997). At June 25, 1997, $68.5 million was outstanding under such facility. The primary revolving credit facility contains, among other provisions, covenants relating to minimum net worth and certain financial provisions, capital expenditures, dividend payments, additional debt, mergers, and acquisitions and dispositions of assets.

     CellStar Asia has a $15.0 million credit agreement with a bank, which agreement matures on July 31, 1997. Fundings under this credit agreement are limited by a borrowing base computed as a percentage of CellStar Asia's accounts receivable and inventories. At May 31, 1997, the borrowing base limited borrowings to $15.0 million, all of which was available. The Company currently does not intend to renew this facility upon maturity, since CellStar Asia currently generates sufficient cash flow from operations to fund the working capital needs of that operation.

     The Company's Brazilian subsidiary had borrowings of $2.8 million at May 31, 1997 under a line of credit with a Brazilian bank. On June 16, 1997, the Company retired this line of credit with borrowings from its primary revolving credit facility. Additionally, the Company's subsidiary in Argentina had a $1.0 million short-term credit facility at May 31, 1997. This short-term credit facility was retired on June 11, 1997.

     At May 31, 1997, the Company had $61.5 million of cash and cash equivalents, an increase of $34.2 million since November 30, 1996. The increase correlates with the Company's cash flows provided by operating activities plus borrowings under its primary revolving credit facility, which borrowings were used for working capital purposes. A majority of the Company's cash resides outside the United States, primarily in its Asia-Pacific Region subsidiaries. Because the Company's policy is to indefinitely reinvest earnings of foreign subsidiaries to minimize income taxes on a global basis, cash in those subsidiaries remains in the region to support operations in that region. The Company's U.S. growth and South American operating losses have caused these operations to require working capital from external sources. As a result, the Company receives extended credit terms from key suppliers. The Company anticipates that such extended credit terms will continue to be made available to the Company for the near-term. Additionally, the Company's inventories and accounts payable have increased in the United States and Asia-Pacific Region since November 30, 1996 as a result of increased net product sales.

     Cash used in investing activities of $2.3 million related to purchases of various computer and office equipment amounting to $1.4 million, $0.5 million for the acquisition of the remaining 20.0% minority interest in CellStar Pacific, and $0.4 million for equity investments in a foreign subsidiary and joint venture.


INTERNATIONAL OPERATIONS

     The Company's international operations are subject to political and economic risks, including but not limited to political instability, currency devaluations and controls, increased credit risks and changing tax and trade regulations. Although the Company experienced no material foreign currency transactions gains or losses during the second quarter of fiscal 1997, the Company has historically experienced material foreign currency transaction losses related primarily to its operations in the Latin American Region. The currencies in the Company's Asia-Pacific and European regions have historically exhibited a greater degree of stability relative to the U.S. dollar than have the currencies in Latin America. The Company maintains a significant presence in Hong Kong, and with the transfer of Hong Kong from the United Kingdom to the People's Republic of China on July 1, 1997, the Company's operations in the Asia-Pacific Region will be exposed to the possibility of a higher degree of currency volatility and economic instability than has historically been the case.

     During the second fiscal quarter, the Company continued its strategy of increasing direct sales to South American customers from the Company's Miami, Florida warehouse. During the past several quarters, pursuit of this strategy and other factors have resulted in a reduction in the level of inventory and accounts receivable maintained by the Company's Latin American subsidiaries and a reduction in the Company's fixed costs in the region. While these initiatives have reduced the Company's exposure to certain economic and political risks associated with transacting business in the Latin American Region, the Company continues to maintain a significant presence in the region. As such, the Company will remain subject to the risks created by the volatile political and economic conditions that have historically prevailed in the region.


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective for interim or annual periods ending after December 15, 1997. Statement No. 128 will change how the Company calculates its earnings per share. Management believes the adoption of Statement No. 128 will not have a material effect on the Company's earnings per share amounts.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     No material developments have occurred in the Company's legal proceedings previously reported in the Company's Annual Report on Form 10-K for its 1996 fiscal year.


ITEM 2. CHANGES IN SECURITIES

     On May 20, 1997, the Company's Board of Directors authorized a three-for-two common stock split payable in the form of a 50.0% stock dividend. The stock dividend was distributed on June 17, 1997, to stockholders of record on June 2, 1997. See Note 3 to Notes to Unaudited Consolidated Financial Statements.

     On May 30, 1997, the Company issued 114,583 unregistered shares of the Company's common stock to Leap International PTE LTD ("Leap"). Such issuance was made in connection with the purchase from Leap of the remaining 20.0% of the Company's Singapore subsidiary, CellStar Pacific. The Company exchanged the Company's common stock (valued at $2.75 million), along with $0.5 million in cash, for 100,000 shares of CellStar Pacific. The Company's common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No underwriters were used by the Company in connection with such issuance.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on April 23, 1997. The stockholders voted on proposals to:

     1. Elect two Class II Directors of the Company for a term expiring in 2000; and

     2. Approve the amendment and restatement of the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan.

     The proposals were approved by the following votes:

     1.   Election of Class II Directors

                              Shares
                              Voted        Shares
          Nominee             For          Withheld
          -------             ---          --------

          James L. Johnson    14,867,395   459,368
          John T. Stupka      14,865,832   460,931

     2. Amendment and restatement of the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan

          Shares              Shares
          Voted               Voted                         Broker
          For                 Against      Abstentions      Nonvotes
          ---                 -------      -----------      --------
          12,925,980          2,294,894    28,875           77,014

ITEM 5. OTHER INFORMATION

       None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS.

  3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation. (1)

  3.2  Amended and Restated Bylaws of CellStar Corporation. (3)

  4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. (1)(3)

  4.2  Specimen Common Stock Certificate of CellStar Corporation. (2)

  4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement"). (4)

  4.4  First Amendment to Rights Agreement, dated as of June 18, 1997.  (5)

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation. (4)

  4.6  Form of Rights Certificate. (4)

  4.7 Form of Certificate of Correction to Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation. (5)

 10.1 Amendment Number Two to Supply and Service Agreement between MCI Telecommunications Corporation and CellStar, Ltd., entered into as of March 30, 1997. (6)

 10.2 Registration Rights Agreement, entered into as of May 30, 1997, between Leap International PTE LTD and CellStar Corporation. (6)

 10.3 Exchange Agreement, entered into as of May 30, 1997, between CellStar Corporation and Leap International PTE LTD. (6)

 10.4  Purchase Agreement, entered into as of May 30, 1997, between CellStar
       (Asia) Corporation Ltd. and Leap International PTE LTD. (6)

 10.5 1993 Amended and Restated Long-Term Incentive Plan (as amended through April 21, 1997). (6)

 27.1  Financial Data Schedule.  (6)

_________________
       (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

       (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.

       (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.

       (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972).

       (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

       (6)     Filed herewith.

  (B)  REPORTS ON FORM 8-K.

       None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CELLSTAR CORPORATION



                                    By:/s/ Mark Q. Huggins
                                       -------------------
                                       Mark Q. Huggins,
                                       Senior Vice President-Administration
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



                                    By:/s/ Evelyn Henry Miller
                                       ------------------------
                                       Evelyn Henry Miller
                                       Vice President and  Corporate Controller





                                    Date:  July 1, 1997

                                 EXHIBIT INDEX
                               -----------------

Exhibit
 No.                                   Description
-------   ----------------------------------------------------------------------
 3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation. (1)

 3.2      Amended and Restated Bylaws of CellStar Corporation. (3)

 4.1      The Amended and Restated Certificate of Incorporation and
          Amended and Restated Bylaws of CellStar Corporation filed as Exhibits
          3.1 and 3.2 are incorporated into this item by reference. (1)(3)

 4.2      Specimen Common Stock Certificate of  CellStar Corporation. (2)

 4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement"). (4)

 4.4      First Amendment to Rights Agreement, dated as of June 18, 1997. (5)

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation. (4)

 4.6      Form of Rights Certificate. (4)

 4.7 Form of Certificate of Correction to Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation. (5)

10.1 Amendment Number Two to Supply and Service Agreement between MCI Telecommunications Corporation and CellStar, Ltd., entered into as of March 30, 1997. (6)

10.2 Registration Rights Agreement, entered into as of May 30, 1997, between Leap International PTE LTD and CellStar Corporation. (6)

10.3 Exchange Agreement, entered into as of May 30, 1997, between CellStar Corporation and Leap International PTE LTD. (6)

10.4      Purchase Agreement, entered into as of May 30, 1997, between CellStar
          (Asia) Corporation Ltd. and Leap International PTE LTD.  (6)

10.5 1993 Amended and Restated Long-Term Incentive Plan (as amended through April 21, 1997). (6)

27.1      Financial Data Schedule.  (6)


___________________________
          (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference .
          (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.

          (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
          (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972).
          (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

          (6)  Filed herewith.