Form 10-K405/A
period 1996-11-30
CELLSTAR CORP
filed 1997-07-10
CIK 913590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

                  Rights to Purchase Series A Preferred Stock
                  -------------------------------------------
                               (Title of Class)

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

                             CELLSTAR CORPORATION
                     INDEX TO FORM 10-K/A, AMENDMENT NO. 1

                                                                            Page
                                                                          Number

Part I.
-------

Item 1.     Business                                                           3

Item 2.     Properties                                                         *

Item 3.     Legal Proceedings                                                  *

Item 4.     Submission of Matters to a Vote of Security Holders                *

Part II.
--------

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                            *

Item 6.     Selected Consolidated Financial Data                               *

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          *

Item 8.     Consolidated Financial Statements and Supplementary Data          16

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                           *

Part III.
---------

Item 10.    Directors and Executive Officers of the Registrant                 *

Item 11.    Executive Compensation                                             *

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                         *

Item 13.    Certain Relationships and Related Transactions                     *

Part IV.
--------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   17

-------------------
* Not amended.

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

     Richard M. Gozia has been the President and Chief Operating Officer of the Company since December 1996. Mr. Gozia joined CellStar as Executive Vice President-Administration and Chief Financial Officer in June 1996. He has been a member of the Board of Directors since June 1996. Mr. Gozia serves as an officer and director of the Company pursuant to his employment agreement. From 1994 to 1996, Mr. Gozia served as Executive Vice President of SpectraVision, Inc., a provider of in-room hotel movies. In June 1995, SpectraVision, Inc. filed for protection under the federal bankruptcy laws. From 1991 to 1994, Mr. Gozia was Chairman and Chief Executive Officer of Wyatt Cafeterias, Inc. In June 1995, Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., filed for protection under the federal bankruptcy laws.

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

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K/A, Amendment No. 1.

                                   Part IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Consolidated Financial Statements

       See Index to Consolidated Financial Statements on page F-1 of this Form 10-K/A, Amendment No. 1.

2. Financial Statement Schedules

       All schedules are omitted because the information is not applicable or is presented in the Consolidated Financial Statements or related Notes.

3. Exhibits
   --------

       3.1   Amended and Restated Certificate of Incorporation of the
             Company.(1)
       3.2 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").(12)
       3.3   Amended and Restated Bylaws of the Company.(2)
       4.1 The Amended and Restated Certificate of Incorporation, the Amended and Restated Bylaws and the Certificate of Designation of the Company filed in response to items 3.1 3.2 and 3.3 are incorporated in this item by reference.(1)(2)(12)
       4.2   Specimen Common Stock Certificate of the Company.(3)
       4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.(12)
       10.1 Employment Agreement by and between the Company and Alan H. Goldfield, effective as of December 1, 1994.(3)(15)
       10.2 Employment Agreement by and between CellStar, Ltd., the Company and Mark Q. Huggins, effective as of January 15, 1997.(14)(15)
       10.3 Authorized Agency Agreement by and between CellStar, Ltd., and Southwestern Bell Mobile Systems, Inc., entered into as of December 17, 1996.(13)(16)
       10.4 Authorized Agency Agreement by and between National Auto Center and Southwestern Bell Mobile Systems, Inc., entered into as of February 5, 1993.(4)
       10.5 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of South Texas Limited Partnership, dated effective as of February 1, 1993.(4)
       10.6 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of Austin Limited Partnership, dated effective as of February 1, 1993.(4)
       10.7 Agreement by and between Motorola Inc. by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (United States).(5)
       10.8 Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd., effective September 20, 1996.(13)(16)
       10.9 Agreement by and between CellStar Pacific PTE LTD and Motorola Inc., dated February 9, 1995 (the Philippines) (the "Philippines Agreement").(7)
       10.10 Amendment to the Philippines Agreement, dated July 20, 1995.(3)

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

10.17 Lease by and between Alan H. Goldfield and National Auto Center, Inc. regarding 605 West Airport Freeway, Irving, Texas. (4)(15)

10.18 Exclusive Cellular Subagent Agreement by and between National Auto Center and Alan H. Goldfield d/b/a National Tape. (4)(15)

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

10.29  Second Amendment to Credit Agreement, dated as of July 31, 1996. (5)


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

      10.38 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan. (14)(15)

      10.39 CellStar Corporation Amended and Restated Annual Incentive Compensation Plan. (14)(15)

      10.40 CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan. (7)(15)

      10.41 Form of Stock Purchase Agreement by and between Alan H. Goldfield and CellStar International Corporation/Asia, dated as of June 2, 1995. (10)

      10.42 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., the Company and Richard M. Gozia. (11)(15)

      10.43 Joint Venture Agreement, dated as of April 1, 1996, between CellStar International Corporation\S.A., Simon Rex Earle and Martin Robert deRooy and CellStar UK Limited. (11)

      10.44 Supply and Service Agreement by and between CellStar, Ltd., and MCI Telecommunications Corporation, dated as of November 26, 1996 (the "MCI Supply Agreement"). (13)(16)

      10.45 Amendment Number One to MCI Supply Agreement, dated as of January 4, 1997. (14)

      10.46  Amendment to MCI Supply Agreement, dated January 8, 1997. (14)

      10.47 Distributor Supply Agreement between Motorola Ltd., trading as Motorola, Cellular Subscriber Division, UK, and CellStar UK Limited, executed April 3, 1996. (14)

      10.48 Accessory Supply Agreement between Motorola Limited, trading as European Cellular Subscriber Group, and CellStar UK Limited, executed October 25, 1996. (14)(16)

      10.49 Separation Agreement and Release between Kenneth E. Kerby and CellStar, Ltd., effective December 19, 1996. (14)(15)

      10.50 Loan Agreement by and between The First National Bank of Chicago, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Amended Asian Loan Agreement"), dated July 31, 1996. (14)

      10.51 Employment Agreement by and between CellStar (Asia) Corporation Limited and Hong An-Hsien, dated as of June 1, 1995. (14)(15)

      21.1   Subsidiaries of the Company. (13)

      23.1   Consent of KPMG Peat Marwick LLP. (13)

      27     Financial Data Schedule. (14)

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

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 2, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A(File No. 000-22972) and incorporated herein by reference.
(13)  Filed herewith.
(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(15)  The exhibit is a management contract or compensatory plan or arrangement.
(16) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4. Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CELLSTAR CORPORATION

                                  By: /s/ Mark Q. Huggins
                                       ----------------------------------------
                                          Mark Q. Huggins
                                          Senior Vice President-Administration,
                                          Chief Financial Officer and Treasurer

                                     Date:  July 10, 1997

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

                                             /s/ KPMG Peat Marwick LLP

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

(d) Stockholder Rights Plan
        On December 30, 1996, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right ("Right") for each share of the Company's common stock outstanding on January 9, 1997. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00 per one one-thousandth of a share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

attempting to acquire 15% or more of the outstanding shares of common stock of the Company. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

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

(b)   Litigation
        During the period from May 14, 1996 through July 22, 1996, four separate purported class action lawsuits were filed in the United States District Court, Northern District of Texas, Dallas Division against the Company; certain of the Company's current and former officers, directors and employees; and the Company's independent auditors. The four lawsuits have been consolidated, and the State of Wisconsin Investment Board has been appointed as lead plaintiff in the consolidated action.

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

                                EXHIBIT INDEX

3.1    Amended and Restated Certificate of Incorporation of the Company.(1)

3.2 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of
       Designation").(12)

3.3    Amended and Restated Bylaws of the Company.(2)

4.1 The Amended and Restated Certificate of Incorporation, the Amended and Restated Bylaws and the Certificate of Designation of the Company filed in response to items 3.1, 3.2 and 3.3 are incorporated in this item by reference.(1)(2)(12)

4.2    Specimen Common Stock Certificate of the Company.(3)

4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.(12)

10.1 Employment Agreement by and between the Company and Alan H. Goldfield, effective as of December 1, 1994.(3)(15)

10.2   Employment Agreement by and between CellStar, Ltd., the Company and Mark
       Q. Huggins, effective as of January 15, 1997.(14)(15)

10.3 Authorized Agency Agreement by and between CellStar, Ltd., and Southwestern Bell Mobile Systems, Inc., entered into as of December 17, 1996.(13)(16)

10.4 Authorized Agency Agreement by and between National Auto Center and Southwestern Bell Mobile Systems, Inc., entered into as of February 5, 1993.(4)

10.5 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of South Texas Limited Partnership, dated effective as of February 1, 1993.(4)

10.6 Agency Agreement by and between National Auto Center, Inc. and GTE Mobilnet of Austin Limited Partnership, dated effective as of February 1, 1993.(4)

10.7 Agreement by and between Motorola Inc. by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1996 (United States).(5)

10.8 Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd., effective September 20, 1996.(13)(16)

10.9 Agreement by and between CellStar Pacific PTE LTD and Motorola Inc., dated February 9, 1995 (the Philippines) (the "Philippines
       Agreement").(7)

10.10  Amendment to the Philippines Agreement, dated July 20, 1995.(3)

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

10.17 Lease by and between Alan H. Goldfield and National Auto Center, Inc. regarding 605 West Airport Freeway, Irving, Texas. (4)(15)

10.18 Exclusive Cellular Subagent Agreement by and between National Auto Center and Alan H. Goldfield d/b/a National Tape. (4)(15)

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

10.29  Second Amendment to Credit Agreement, dated as of July 31, 1996. (5)

10.30  Third Amendment to Credit Agreement, dated as of July 31, 1996. (5)

10.31 Deed of Trust among CellStar, Ltd., First Interstate Bank of Texas, N.A. and P. Michael Wells, Jr., dated April 28, 1995. (1)

10.32 First Modification of Deed of Trust by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A., dated as of August 31, 1995. (1)

10.33 Second Modification of Deed of Trust by and between CellStar, Ltd. and First Interstate Bank of Texas, N.A. (11)

10.34 Promissory Note from CellStar, Ltd. to First Interstate Bank of Texas, N.A. dated April 15, 1996. (11)

10.35 Promissory Note from CellStar, Ltd. to First Interstate Bank of Texas, N.A., dated August 31, 1995. (1)

      10.36 Loan Agreement by and between NDB Bank, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Asia Loan Agreement"), dated August 9, 1995. (1)

      10.37 Supplement to Debenture, dated November 22, 1995, relating to the Asia Loan Agreement. (3)

      10.38 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan. (14)(15)

      10.39 CellStar Corporation Amended and Restated Annual Incentive Compensation Plan. (14)(15)

      10.40 CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan. (7)(15)

      10.41 Form of Stock Purchase Agreement by and between Alan H. Goldfield and CellStar International Corporation/Asia, dated as of June 2, 1995. (10)

      10.42 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., the Company and Richard M. Gozia. (11)(15)

      10.43 Joint Venture Agreement, dated as of April 1, 1996, between CellStar International Corporation\S.A., Simon Rex Earle and Martin Robert deRooy and CellStar UK Limited. (11)

      10.44 Supply and Service Agreement by and between CellStar, Ltd., and MCI Telecommunications Corporation, dated as of November 26, 1996 (the "MCI Supply Agreement"). (13)(16)

      10.45 Amendment Number One to MCI Supply Agreement, dated as of January 4, 1997. (14)

      10.46  Amendment to MCI Supply Agreement, dated January 8, 1997. (14)

      10.47 Distributor Supply Agreement between Motorola Ltd., trading as Motorola, Cellular Subscriber Division, UK, and CellStar UK Limited, executed April 3, 1996. (14)

      10.48 Accessory Supply Agreement between Motorola Limited, trading as European Cellular Subscriber Group, and CellStar UK Limited, executed October 25, 1996. (14)(16)

      10.49 Separation Agreement and Release between Kenneth E. Kerby and CellStar, Ltd., effective December 19, 1996. (14)(15)

      10.50 Loan Agreement by and between The First National Bank of Chicago, Hong Kong Branch, and CellStar (Asia) Corporation Limited (the "Amended Asian Loan Agreement"), dated July 31, 1996. (14)

      10.51 Employment Agreement by and between CellStar (Asia) Corporation Limited and Hong An-Hsien, dated as of June 1, 1995. (14)(15)

      21.1   Subsidiaries of the Company. (13)

      23.1   Consent of KPMG Peat Marwick LLP. (13)

      27     Financial Data Schedule. (14)

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

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 2, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A(File No. 000-22972) and incorporated herein by reference.
(13)  Filed herewith.
(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(15)  The exhibit is a management contract or compensatory plan or arrangement.
(16) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.