Form 10-Q
period 1997-08-31
CELLSTAR CORP
filed 1997-10-09
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1997

                                      or


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------

                        COMMISSION FILE NUMBER 0-22972


                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                        75-2479727
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


     On October 6, 1997, there were 29,245,670 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q



                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
------   ---------------------                                         ------
Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)                         3
         August 31, 1997 and November 30, 1996

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)               4
         Three and nine months ended August 31, 1997 and 1996

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)      5
         Nine months ended August 31, 1997

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)               6
         Nine months ended August 31, 1997 and 1996

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)          7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               8
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
-------   -----------------
Item 1.  LEGAL PROCEEDINGS                                              17

Item 2.  CHANGES IN SECURITIES                                          17

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

Item 5.  OTHER INFORMATION                                              17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               17


                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                 August 31,    November 30,
                                                                                   1997           1996
                                                                                 ---------       -------
Assets

Current assets:
      Cash and cash equivalents                                                  $  26,088        27,296
      Accounts receivable (less allowance for doubtful accounts of
           $27,036 and $29,023, respectively)                                      168,944       131,812
      Inventories                                                                  187,602        94,473
      Deferred income taxes                                                          4,030         4,274
      Prepaid expenses                                                               3,279         1,513
                                                                                 ---------       -------
           Total current assets                                                    389,943       259,368
Property and equipment, net                                                         22,616        20,134
Goodwill (less accumulated amortization of $2,168
      and $1,330, respectively)                                                     17,874        16,597
Other assets                                                                         2,672         2,452
                                                                                 ---------       -------
                                                                                 $ 433,105       298,551
                                                                                 =========      ========
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                           $ 172,436       116,091
      Notes payable to financial institutions                                       81,800        56,136
      Accrued expenses                                                              15,678        12,250
      Income taxes payable                                                          11,504         1,852
      Deferred income taxes                                                          1,349         1,106
      Current portion of long-term debt                                                588           568
                                                                                 ---------       -------
           Total current liabilities                                               283,355       188,003
Long-term debt, less current portion                                                 5,796         6,285
                                                                                 ---------       -------
           Total liabilities                                                       289,151       194,288
                                                                                 ---------       -------
Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
           authorized; none issued                                                      --            --
      Common stock, $.01 par value, 45,000,000 shares
           authorized; 29,204,554 and 28,910,343 shares
           issued and outstanding, respectively                                        292           193
      Additional paid-in capital                                                    72,348        68,167
      Common stock warrants                                                              4             4
      Foreign currency translation adjustments                                      (5,469)       (4,520)
      Retained earnings                                                             76,779        40,419
                                                                                 ---------       -------
           Total stockholders' equity                                              143,954       104,263
                                                                                 ---------       -------
                                                                                 $ 433,105       298,551
                                                                                 =========       =======


See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                    Three months                  Nine months
                                                  ended August 31,              ended August 31,
                                                 1997          1996           1997           1996
                                              ---------      --------      ----------      --------
Revenues:
     Net product sales                        $ 432,405       195,679       1,044,838       573,168
     Activation income                            6,927        24,454          22,811        70,786
     Residual income                              2,774         3,457           8,664        10,182
                                              ---------      --------      ----------      --------
        Total revenues                          442,106       223,590       1,076,313       654,136

Cost of sales                                   398,190       192,798         959,900       561,711
                                              ---------      --------      ----------      --------
        Gross profit                             43,916        30,792         116,413        92,425

Selling, general and
     administrative expenses                     20,427        37,285          64,190        97,872
                                              ---------      --------      ----------      --------
        Operating income (loss)                  23,489        (6,493)         52,223        (5,447)
                                              ---------      --------      ----------      --------

Other income (expense):
     Interest expense                            (2,009)       (1,886)         (5,514)       (6,861)
     Other, net                                   1,160        (1,236)          2,236          (721)
                                              ---------      --------      ----------      --------
        Total other income (expense)               (849)       (3,122)         (3,278)       (7,582)
                                              ---------      --------      ----------      --------
        Income (loss) before income taxes        22,640        (9,615)         48,945       (13,029)

Provision for income taxes                        6,470         2,716          12,585         1,617
                                              ---------      --------      ----------      --------
        Net income (loss)                     $  16,170       (12,331)         36,360       (14,646)
                                              =========      ========      ==========      ========
Net income (loss) per share                   $    0.53         (0.43)           1.20         (0.51)
                                              =========      ========      ==========      ========
Weighted average number of shares
     and equivalent shares outstanding           30,569        28,910          30,290        28,910
                                              =========      ========      ==========      ========





See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity
                       Nine months ended August 31, 1997
                                  (Unaudited)
                                (In thousands)

                                                                                   Foreign
                                                            Additional   Common    currency
                                          Common Stock        paid-in    stock    translation   Retained
                                        Shares     Amount     capital   warrants  adjustments   earnings     Total
                                        ------     ------     -------   --------  -----------   --------    --------
Balance at November 30, 1996            28,910     $  193      68,167          4     (4,520)     40,419      104,263
      Net income                            --         --          --         --         --      36,360       36,360
      Shares issued under stock
           option plans                    122          1       1,530         --         --          --        1,531
      Shares issued for acquisition
           of minority interest            173          1       2,748         --         --          --        2,749
      Three-for-two common stock
           split                            --         97         (97)        --         --          --           --
      Foreign currency translation
           adjustment                       --         --          --         --       (949)         --         (949)
                                        ------     ------     -------      -----     ------      ------     --------
Balance at August 31, 1997              29,205     $  292      72,348          4     (5,469)     76,779      143,954
                                        ======     ======     =======      =====     ======      ======     ========


See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Nine months ended August 31, 1997 and 1996
                                  (Unaudited)
                                (In thousands)

                                                                                    1997         1996
                                                                                  --------      -------
Cash flows from operating activities:
      Net income (loss)                                                           $ 36,360      (14,646)
      Adjustments to reconcile net income (loss) to net cash (used in)
           provided by operating activities:
                Depreciation and amortization                                        3,792        4,074
                Deferred income taxes                                                  487        1,017
                Changes in certain operating assets and liabilities:
                     Accounts receivable                                           (38,081)      (1,607)
                     Inventories                                                   (93,129)      15,633
                     Prepaid expenses                                               (1,766)         419
                     Other assets                                                     (163)         887
                     Accounts payable                                               56,345        2,587
                     Accrued expenses                                                4,757        4,816
                     Income taxes payable                                            9,652       (2,669)
                                                                                  --------      -------
                          Net cash (used in) provided by operating activities      (21,746)      10,511
                                                                                  --------      -------

Cash flows from investing activities:
      Purchases of property and equipment                                           (5,274)      (4,049)
      Acquisition of minority interest                                                (502)          --
      Equity investments in foreign subsidiary and joint ventures                     (412)          --
                                                                                  --------      -------
                          Net cash used in investing activities                     (6,188)      (4,049)
                                                                                  --------      -------

Cash flows from financing activities:
      Net borrowings (payments) on notes payable to financial institutions          25,664      (26,729)
      Principal payments on long-term debt                                            (469)        (458)
      Proceeds from issuance of common stock                                         1,531           --
                                                                                  --------      -------
                          Net cash provided by (used in) financing activities       26,726      (27,187)
                                                                                  --------      -------

Net decrease in cash and cash equivalents                                           (1,208)     (20,725)
Cash and cash equivalents at beginning of period                                    27,296       31,508
                                                                                  --------      -------
Cash and cash equivalents at end of period                                        $ 26,088       10,783
                                                                                  ========      =======




See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Presentation

     Although the interim consolidated financial statements of CellStar Corporation (the "Company" or "CellStar") are unaudited, it is the opinion of the Company's management that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of the results that may be expected for the entire year.

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2)  Concentration of Credit Risk and Major Customer Information

     Pacific Bell Mobile Services accounted for 18.4%, or $81.3 million, and 13.1%, or $140.8 million, of total revenues for the three and nine month periods ended August 31, 1997. This level of revenues as compared to total revenues resulted from the rollout of PCS product into certain west coast markets and is not indicative of future performance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a global provider of wireless handsets and other wireless communications products. From fiscal 1992 to fiscal 1996, the Company's total revenues grew from $181.0 million to $947.6 million. The Company has accomplished this growth in both U.S. and international sales primarily by focusing its efforts on the cellular phone industry. To date, U.S. sales of cellular phone products have increased primarily as a result of greater market penetration and decreasing unit prices. The Company's international sales of wireless communications products have increased primarily as a result of its entry into the Asia-Pacific and Latin American Regions.

     The Company expects that with future increases, if any, to its revenues, more funds will be required to support corresponding increases in the Company's inventory and accounts receivable levels. In addition, more funds may be required to fund new ventures. See "Liquidity and Capital Resources" below.

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "plans," "may," "intend," "believe," "continue" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations, and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales and inflation, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of total revenues for the three and nine months ended August 31, 1997 and 1996:

                                                       Three months           Nine months
                                                     ended August 31,       ended August 31,
                                                     1997       1996        1997        1996
                                                    -----      -----       -----       -----
Revenues:
       Net product sales                             97.8%      87.5%       97.1%       87.6%
       Activation income                              1.6       10.9         2.1        10.8
       Residual income                                0.6        1.6         0.8         1.6
                                                    -----      -----       -----       -----
            Total revenues                          100.0      100.0       100.0       100.0
Cost of sales                                        90.1       86.2        89.2        85.9
                                                    -----      -----       -----       -----
            Gross profit                              9.9       13.8        10.8        14.1
Selling, general and administrative expenses          4.6       16.7         5.9        14.9
                                                    -----      -----       -----       -----
            Operating income (loss)                   5.3       (2.9)        4.9        (0.8)
                                                    -----      -----       -----       -----
Other income (expense):
       Interest expense                              (0.5)      (0.8)       (0.5)       (1.1)
       Other, net                                     0.3       (0.6)        0.2        (0.1)
                                                    -----      -----       -----       -----
            Total other income (expense)             (0.2)      (1.4)       (0.3)       (1.2)
                                                    -----      -----       -----       -----
            Income (loss) before income taxes         5.1       (4.3)        4.6        (2.0)
Provision for income taxes                            1.4        1.2         1.2         0.2
                                                    -----      -----       -----       -----
            Net income (loss)                         3.7%      (5.5)%       3.4%       (2.2)%
                                                    =====      =====       =====       =====


THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996

     Revenues. Total revenues increased $218.5 million, or 97.7%, from $223.6 million in the third fiscal quarter of 1996 to $442.1 million in the third fiscal quarter of 1997.

     U.S. revenues increased $121.6 million, or 82.6%, primarily from an increase in net product sales of $139.3 million, or 111.8%, from $124.6 million to $263.9 million. The increase in net product sales was due to the increase in revenues from distribution and fulfillment contracts for the provision of products and value-added services and from marked growth in sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. As expected for fiscal 1997, U.S. activation income decreased, primarily as a result of the sale of substantially all of the Communication Centers on November 26, 1996. In August 1997, the Company closed its remaining Communication Centers.

     Net product sales in the Asia-Pacific Region increased $61.5 million, or 140.4%, from $43.8 million to $105.3 million. The Company's operations in Hong Kong, CellStar Asia, provided $74.7 million in net product sales in the third fiscal quarter of 1997, an increase of $43.7 million compared to $31.0 million for the same period a year earlier. The higher revenue levels resulted from the expansion in overall demand for wireless handsets in the region, particularly in Hong Kong and the People's Republic of China (the "PRC"), coupled with increased availability of product during the third quarter of fiscal 1997. Net product sales in the Company's Singapore operations, CellStar Pacific, increased by $14.1 million, or 114.6%, from $12.3 million to $26.4 million. This increase was primarily due to increased demand in The Philippines and Indonesia. The Company's operations in Taiwan, which commenced in the second quarter of fiscal 1996, provided $4.2 million of net product sales in the third fiscal quarter of 1997.

     Net product sales in the Latin American Region increased $12.3 million, or 47.1%, from $26.1 million to $38.4 million. The Company's operations in Mexico provided $25.9 million in net product sales in the third fiscal quarter of 1997, an increase of $17.1 million, or 194.3%, compared to $8.8 million for the same period a year earlier. This higher sales volume was primarily due to an increase in overall demand for wireless handsets, coupled with stronger economic conditions in Mexico. The increase in net product sales in Mexico was partially offset by a $5.9 million decrease in net product sales by the Company's operations in Brazil. The decline in Brazil arose from the continued deterioration in the business climate in Brazil for the cellular phone industry, primarily due to the failure of Brazil's government to authorize additional lines.

     Net product sales in the Company's European operation in the United Kingdom, which commenced in the second quarter of fiscal 1996, were $24.8 million in the third quarter of fiscal 1997, an increase of $23.6 million compared to $1.2 million for the same period a year earlier.

     Gross Profit. Gross profit increased $13.1 million, from $30.8 million to $43.9 million, while, as a percentage of total revenues, gross profit decreased from 13.8% to 9.9%. The increase in gross profit was primarily due to the increase in CellStar Asia's net product sales of high-end products, which increased gross profit as a percentage of total revenues as well. This increase in gross profit and gross profit percentage in CellStar Asia was partially offset by a decrease in U.S. retail revenue, which has a higher gross profit margin than wholesale net product sales. The gross profit percentage for the third fiscal quarter of 1997 decreased primarily due to the sale in November 1996 of substantially all of the

Company's Communication Centers and to the increase in revenues from distribution and fulfillment contracts that reflect lower margins and reduced accounts receivable and inventory obsolescence risks.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.9 million, or 45.3%, from $37.3 million to $20.4 million. A reduction in bad debt expense of $9.3 million, or 55.0% of the total reduction, was attributable to the continuing strategy of increasing direct sales to South American customers from the Company's Miami, Florida warehouse. See "International Operations." Approximately $5.6 million, or 33.1%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also gave rise to other decreases in selling, general and administrative expenses totaling approximately $1.8 million. Additionally, reductions in other administrative expenses of $1.3 million contributed to the total reduction in selling, general and administrative expenses. These decreases were partially offset by a $2.2 million increase in employee-related costs. Overall, the Company reduced selling, general and administrative expenses as a percentage of total revenues from 16.7% to 4.6%.

     Operating Income (Loss). Operating income (loss) increased from a loss of $6.5 million to income of $23.5 million due to increased revenues and the decrease in selling, general and administrative expenses. Correspondingly, operating income (loss) as a percentage of total revenues increased from (2.9%) to 5.3%.

     Income Taxes. Income tax expense increased $3.8 million in the third fiscal quarter of 1997 compared to the same period a year earlier. The increase was primarily due to higher income before income taxes for the third fiscal quarter of 1997. The effective tax rate was lower for the third fiscal quarter of 1997 compared to the same period a year earlier, primarily due to increased income before income taxes in the Asia-Pacific Region where the tax rate is less than the U.S. statutory tax rate and reduced losses in the South American operations.


NINE MONTHS ENDED AUGUST 31, 1997 COMPARED TO NINE MONTHS ENDED
AUGUST 31, 1996

     Revenues. Total revenues increased $422.2 million, or 64.5%, from $654.1 million in the nine-month period ended August 31, 1996 to $1,076.3 million in the nine-month period ended August 31, 1997.

     U.S. revenues increased $225.8 million, or 58.4%, primarily from an increase in net product sales of $274.4 million, or 85.8%, from $320.0 million to $594.4 million. The increase in net product sales was largely due to the increase in revenues from distribution and fulfillment contracts for the provision of products and value-added services. In addition, the U.S. operations achieved growth due to the continuation of the strategy to shift in-country product sales by the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. As expected for fiscal 1997, U.S. activation income decreased primarily as a result of the sale of substantially all of the Communication Centers on November 26, 1996. In August 1997, the Company closed its remaining Communication Centers.

     Net product sales in the Asia-Pacific Region increased $149.6 million, or 86.2%, from $173.6 million to $323.2 million. The Company's operations in Hong Kong, CellStar Asia, provided $245.2 million in net product sales in the first nine months of fiscal 1997, an increase of $104.8 million compared to $140.4 million for the same period a year earlier. The higher revenue levels resulted from the expansion in overall demand for wireless handsets in the region, particularly in Hong Kong and the PRC, coupled with the increased availability of product during the period. Net product sales by the Company's Singapore operations, CellStar Pacific, increased $32.7 million, or 100.3%, from $32.6 million to $65.3 million. This increase was primarily due to increased demand in The Philippines and Indonesia. The Company's operations in Taiwan, which commenced in the second quarter of fiscal 1996, provided $12.6 million of net product sales in the first nine months of fiscal 1997.

     Net product sales in the Latin American Region increased $3.6 million, or 4.6%, from $78.4 million to $82.0 million. The Company's operations in Mexico provided $43.4 million in net product sales in the first nine months of fiscal 1997, an increase of $21.4 million, or 97.3%, compared to $22.0 million for the same period a year earlier. This higher sales volume was primarily due to an increase in overall demand for wireless handsets, coupled with stronger economic conditions in Mexico. Conversely, net product sales by the Company's operations in Brazil decreased $18.2 million, or 72.2%, from $25.2 million to $7.0 million. The decline in Brazil arose from the continued deterioration in the business climate in Brazil for the cellular phone industry, primarily due to the failure of Brazil's government to authorize additional lines. The Company's operations in Venezuela provided $9.2 million in net product sales in the first nine months of fiscal 1997, an increase of $4.4 million, or 91.7%, compared to $4.8 million for the same period a year earlier fueled by demand from the prepaid cellular business. Net product sales by the Company's operations in Argentina increased $4.8 million, or 33.1%, from $14.5 million to $19.3 million. This increase was due primarily to improved market penetration and a new pricing strategy by the local carrier whereby the calling party pays for the call. Net product sales by the Company's operations in Colombia and Chile decreased $7.1 million and $1.1 million, respectively, as the Company continued its strategy to shift in-country product sales by certain of the Company's South American subsidiaries to sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. The Company adopted this strategy in the second fiscal quarter of 1996 to reduce currency, accounts receivable and inventory risks.

     Net product sales in the Company's European operation in the United Kingdom, which commenced in the second quarter of fiscal 1996, were $45.3 million for the first nine months of fiscal 1997, an increase of $44.1 million compared to $1.2 million for the same period a year earlier.

     Gross Profit. Gross profit increased $24.0 million, from $92.4 million to $116.4 million, while, as a percentage of total revenues, gross profit decreased from 14.1 % to 10.8%. The increase in gross profit was primarily due to the increase in CellStar Asia's net product sales of high-end products, which increased gross profit as a percentage of total revenues as well. This increase in gross profit and gross profit percentage in CellStar Asia was partially offset by a decrease in U.S. retail revenue, which has a higher gross profit margin than wholesale net product sales. The gross margin percentage for the first nine months of fiscal 1997 decreased primarily due to the sale in November 1996 of substantially all of the Company's Communication Centers and to the increase in revenues from distribution and fulfillment contracts that reflect lower margins and reduced accounts receivable and inventory obsolescence risks. Additionally, the Company experienced a decrease in Latin American foreign currency losses of $2.4 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $33.7 million, or 34.4%, from $97.9 million to $64.2 million. Approximately $16.8 million, or 49.9%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also gave rise to other decreases in selling, general and administrative expenses totaling approximately $7.3 million. A reduction in bad debt expense of $9.5 million, or 28.2% of the total decrease, was attributable to the continuing strategy of increasing direct sales to South American customers from the Company's Miami, Florida warehouse. See "International Operations." Additionally, reductions in other administrative expenses of $1.7 million contributed to the total reduction in selling, general and administrative expenses. These decreases were partially offset by a $2.8 million increase in employee-related costs. Overall, the Company reduced selling, general and administrative expenses as a percentage of total revenues from 14.9% to 5.9%.

     Operating Income (Loss). Operating income (loss) increased from a loss of $5.4 million to income of $52.2 million due to the decrease in selling, general and administrative expenses and the increase in revenues.
Correspondingly, operating income (loss) as a percentage of total revenues increased from (0.8%) to 4.9%.

     Interest Expense. Interest expense declined in the nine months ending August 31, 1997 to $5.5 million from $6.9 million in the nine months ended August 31, 1996. The decrease in interest expense resulted primarily from the maintenance of lower balances under the Company's revolving credit agreements.

     Income Taxes. Income tax expense increased $11.0 million in the nine-month period ended August 31, 1997 compared to the same period a year earlier. The increase was primarily due to higher income before income taxes for the nine-month period ended August 31, 1997. The effective tax rate was lower for the nine-month period ended August 31, 1997 compared to the same period a year earlier primarily due to increased income before income taxes in the Asia-Pacific Region where the tax rate is less than the U.S. statutory tax rate and reduced losses in the South American operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company primarily relies on cash generated from operations and borrowings under its revolving credit agreement (the "Revolving Credit Facility") to fund working capital, capital expenditures and expansions. The Company also receives extended credit terms from key suppliers.

     The Company's Revolving Credit Facility is with a group of five banks and currently has a maximum borrowing limit of $90.0 million. Fundings under the line are limited by a borrowing base computed as a percentage of certain U.S. accounts receivable and inventories. Borrowings are secured primarily by U.S. accounts receivable and inventories. At September 25, 1997, the borrowing base limited borrowings to $90.0 million ($90.0 million at August 31, 1997) and $78.7 million was outstanding. The Revolving Credit Facility contains, among other provisions, covenants relating to minimum net worth and certain financial provisions, capital expenditures, dividend payments, additional debt, mergers, and acquisitions and dispositions of assets. Additionally, the Company's subsidiary in Argentina has a short-term credit facility with a bank for general working capital purposes. There were no borrowings outstanding under this credit facility at September 25, 1997.

     The Company expects that with future increases, if any, to its revenues, more funds will be required to support corresponding increases in the Company's inventory and accounts receivable levels. In addition, more funds may be required to fund new ventures. As a result, the Company anticipates that its need for liquidity and capital resources will increase. In light of the Company's anticipated working capital and expansion plans and the amount presently available under the Company's Revolving Credit Facility, the Company has begun to seek outside sources of funds in addition to those available from operations and under such Revolving Credit Facility to provide the resources necessary to continue its growth. If the Company is unable to obtain additional financing in sufficient amounts, it will have to modify its growth plans.

     The Company is negotiating with a group of banks a new $135.0 million multicurrency revolving credit facility (the "New Credit Facility"). The New Credit Facility will replace the Company's existing $90.0 million Revolving Credit Facility, which matures in July 1998, will have a term of approximately five years, will provide for borrowings and other credit accommodations in a manner similar to the Revolving Credit Facility and will be secured by substantially the same assets. Borrowings will initially bear interest in a manner consistent with the Revolving Credit Facility, but at more favorable rates. The Company expects to enter into the New Credit Facility contemporaneously with the consummation of the offering discussed below.

     On October 8, 1997, the Company announced that it had priced $130.0 million of Convertible Subordinated Notes (the "Notes"). The offering was made in reliance on Rule 144A and other registration exemptions under the Securities Act of 1933, as amended, to qualified institutional buyers. The Notes will be unsecured obligations, bear interest at an annual rate of 5.0%, are convertible into the Company's common stock at a price of $55.335 per share and mature on October 15, 2002. The Notes are not callable for three years. In addition, the Company granted the initial purchasers a 30-day option to purchase an additional $20.0 million principal amount of the Notes to cover over-allotments, if any. The Company will use the net proceeds of the offering to repay certain indebtedness and intends to use any remaining net proceeds for working capital and other general corporate purposes, including investments in support of the Company's growth strategy.

     At August 31, 1997, the Company had $26.1 million of cash and cash equivalents, which balance was comparable to the balance at November 30, 1996. A majority of the Company's cash resides outside the United States, primarily in its Asia-Pacific Region subsidiaries. While the Company has historically retained cash in that region to support the subsidiaries in that region, the Company is currently evaluating alternatives to better utilize its cash on a global basis while minimizing income taxes. The Company's U.S. growth and South American operating losses have caused these operations to require working capital from external sources. As a result, the Company receives extended credit terms from key suppliers. The Company anticipates that such extended credit terms will continue to be made available to the Company for the near-term. Additionally, the Company's accounts receivable, inventories and accounts payable have increased in the United States and Asia-Pacific Region since November 30, 1996 primarily as a result of increased net product sales.

     The Company's guarantee for bank borrowings by its Malaysian joint venture has been increased from up to RM6.4 (Malaysian ringgits), $2.5 million as of November 30, 1996, to up to RM13.2 million, $4.6 million as of August 31, 1997.

     Cash used in investing activities of $5.3 million related to the purchase of additional prepaid cellular hardware and software in Venezuela for $1.4 million, acquisition of office space in Shanghai, PRC for $1.2 million and purchases of various computer and office equipment amounting to $2.7 million.


INTERNATIONAL OPERATIONS

     The Company's international operations are subject to political and economic risks, including but not limited to political instability, currency devaluations and controls, increased credit risks and changing tax and trade regulations. Although the Company experienced no material foreign currency transaction gains or losses during the third quarter of 1997, the Company has historically experienced material foreign currency transaction losses related primarily to its operations in the Latin American Region. The Company maintains a significant presence in Hong Kong, and with the transfer of Hong Kong from the United Kingdom to the PRC on July 1, 1997, the Company's operations in the Asia-Pacific Region will be exposed to the possibility of a higher degree of currency volatility and economic instability than has historically been the case.

     In early 1996, the Company instituted a strategy to reduce the overall level of assets maintained in the Latin American Region. The intent of this strategy was to reduce the Company's working capital requirements related to its operations in the Latin American Region and to reduce the Company's exposure to financial and operating risks in the region. Other changes to the Company's business strategy in the Latin American Region include sales of products from the Miami, Florida warehouse to customers exporting into South American countries. While these initiatives have reduced the Company's exposure to certain economic and political risks associated with transacting business in the Latin American Region, the Company continues to maintain a significant presence in the region. As such, the Company will remain subject to the risks created by the volatile political and economic conditions that have historically prevailed in the region. The Company expects to continue pursuit of these strategies in the future; however, the impact on the Company of continuing such strategies is not expected to be as significant in fiscal year 1997 as was the case in fiscal year 1996.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which is effective for interim or annual periods ending after December 15, 1997. Statement 128 will change how the Company calculates its earnings per share and will require earnings per share amounts for all prior periods to be restated to conform with the new presentation. Management does not believe that the adoption of Statement 128 will have a material effect on the Company's earnings per share amounts.

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

  4.7 Certificate of Correction to Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation. (5)

 10.1 Agreement by and between Motorola Inc., by and through its Pan American Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1997 (6) (7)

 27.1    Financial Data Schedule.  (6)
___________________________

         (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
         (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000- 22972).
         (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
         (6)     Filed herewith.
         (7) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(b)     REPORTS ON FORM 8-K.

        None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CELLSTAR CORPORATION



                                        By: /s/ Mark Q. Huggins
                                           -------------------------------
                                           Mark Q. Huggins,
                                           Senior Vice President-Administration
                                           and Chief Financial Officer
                                           (Principal Financial Officer)



                                        By: /s/ Evelyn Henry Miller
                                           -------------------------------
                                           Evelyn Henry Miller
                                           Vice President and Corporate
                                           Controller





                                        Date:  October 9, 1997

                                EXHIBIT INDEX



Exhibit
  No.                      Description
-------                    -----------
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

  4.4    First Amendment to Rights Agreement, dated as of June 18, 1997.  (5)

  4.5    Form of Certificate of Designation, Preferences and Rights of Series A
         Preferred Stock of CellStar Corporation.  (4)

  4.6    Form of Rights Certificate.  (4)

  4.7    Certificate of Correction to Certificate of Designation, Preferences
         and Rights of Series A Preferred Stock of CellStar Corporation.  (5)

10.1     Agreement by and between Motorola Inc., by and through its Pan
         American Cellular Subscriber Group, and CellStar, Ltd., effective
         January 1, 1997 (6) (7)

27.1     Financial Data Schedule.  (6)

__________________________

         (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.
         (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000- 22972).
         (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
         (6)     Filed herewith.
         (7) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.