Form 10-K
period 1997-11-30
CELLSTAR CORP
filed 1998-02-27
CIK 913590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the Fiscal Year Ended                  Commission File Number
          November 30, 1997                              0-22972

                              CELLSTAR CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 75-2479727
      (State of Incorporation)            (I.R.S. Employer Identification No.)

                             1730 Briercroft Court
                            Carrollton, Texas 75006
                            Telephone (972) 466-5000

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                  RIGHTS TO PURCHASE SERIES A PREFERRED STOCK
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 25, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $581,115,900, based on the closing sale price of $30.00 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

  On February 25, 1998, there were 29,377,009 outstanding shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held during 1998 are incorporated by reference into Part III of this Form 10-K.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-K

                                                                          PAGE
                                                                         NUMBER
 Part I.

 Item 1.   Business                                                         3

 Item 2.   Properties                                                      14

 Item 3.   Legal Proceedings                                               14

 Item 4.   Submission of Matters to a Vote of Security Holders             15


 Part II.

 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                             16

 Item 6.   Selected Consolidated Financial Data                            17

 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       18
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      26

 Item 8.   Consolidated Financial Statements and Supplementary Data        26

 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        26


 Part III.

 Item 10.  Directors and Executive Officers of the Registrant              27

 Item 11.  Executive Compensation                                          27

 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                      27

 Item 13.  Certain Relationships and Related Transactions                  27

 Part IV.

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K                                                             28

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

 CellStar Overview

  CellStar Corporation ("CellStar" or the "Company") is a leading global provider of wireless communications products, primarily handsets, with operations in the United States, the Asia-Pacific Region, the Latin American Region and the European Region. The "Asia-Pacific Region" consists of the People's Republic of China, including Hong Kong ("PRC"), Singapore, Malaysia, Taiwan and The Philippines. The "Latin American Region" consists of Mexico, Colombia, Venezuela, Ecuador, Chile, Argentina and Brazil. The "European Region" consists of the United Kingdom and Sweden.

  The Company is one of the world's largest non-carrier wholesale distributors of wireless phones for Motorola, Inc. ("Motorola") and Ericsson Inc. ("Ericsson") and also distributes wireless phones for manufacturers such as Nokia Mobile Phones, Inc. ("Nokia"), QUALCOMM Incorporated ("QUALCOMM"), Sony Electronics Inc. ("Sony") and NEC Corporation ("NEC").

  The Company's distribution services include purchasing, marketing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery of wireless handsets and accessories. In addition, in the United States and certain other markets the Company offers its customers value-added facilitation services, including inventory management, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services, including customized "1-800" fulfillment. The Company is also a retailer of wireless communications products. The Company's revenues grew at a 52.3% compound annual rate during the five fiscal years ended November 30, 1997, and increased 56.5% for the year ended November 30, 1997, compared to the year ended November 30, 1996. Net income for fiscal 1997 was $53.6 million, compared to a net loss of $6.4 million for fiscal 1996.

  The Company, a Delaware corporation, was formed in 1993 to hold the stock of a company that is now an operating subsidiary. The operating subsidiary was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, the Company began offering wireless communications products and services, and in 1989, the Company became an authorized distributor of Motorola cellular phones in certain regions of the United States. The Company entered into similar arrangements with Motorola in the Latin American Region in 1991, the Asia-Pacific Region in 1994 and the United Kingdom in 1996.

 Industry Overview

  Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable phones, pagers and two-way radios. Since its inception in 1983, the wireless phone service market has grown rapidly. An industry source, Dataquest, estimates that from 1992 through 1996, worldwide wireless phone subscribers grew at a compound annual rate of approximately 54.5%. According to Dataquest estimates, as of December 31, 1997, there were approximately 193.9 million wireless phone subscribers worldwide, of which approximately 52.2 million subscribers were in the United States, approximately 22.0 million subscribers were in the Asia-Pacific Region, approximately 8.9 million subscribers were in the Latin American Region and approximately 8.0 million subscribers were in the United Kingdom.

  The Company believes that growth in its industry will continue for a number of reasons. Economic growth, increased service availability and the lower cost of wireless service compared to conventional landline telephone systems in emerging markets will, the Company believes, continue to create demand for wireless communications products. The Company also believes that the change from analog to digital technology will increase overall market growth and encourage consumers to purchase the next generation of products. In addition, advanced digital technologies have led to increases in the number of network operators and resellers, which have promoted greater competition for subscribers and, the Company believes, have resulted in increased demand for wireless communications products. Finally, the proliferation of new manufacturers is expected to lower prices, increase product selection and expand sales channels.

  The Company's rapid growth has placed a significant strain on its management, employees, systems and financial resources. The Company's continued growth will depend upon, among other things, the Company's ability to maintain its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs and maintaining effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets and hire, train and retain qualified employees who can effectively manage and operate its business.

  The Company's rapid growth has also placed significant strains on its information technology systems, including those used to manage inventory, accounts receivable, and accounts payable. Although the Company has hired additional employees and is investing in refinements to its systems, the Company's growth may continue to place strains upon its systems and its human, financial and other resources and may negatively affect its ability to manage and control its operations.

UNITED STATES

 Industry

  In the United States, wireless phone service was developed as an alternative to conventional landline systems and existing mobile phone service and has been one of the fastest growing market segments in the communications industry. The number of U.S. wireless subscribers has grown significantly since the inception of the wireless phone industry in 1983. According to Dataquest estimates, as of December 31, 1996, there were approximately 42.2 million subscribers in the United States. Dataquest estimates that the number of wireless subscribers in the United States grew by close to ten million in 1997.

  The chart below sets forth certain estimated information regarding U.S. wireless phone shipments and subscriber growth.

                                                   Year Ended December 31,
                                              ----------------------------------
                                               1997   1996   1995   1994   1993
                                              ------ ------ ------ ------ ------
                                                        (In thousands)
Number of Wireless Phones Shipped............ 20,956 16,457 14,381 12,774  8,565
Number of Subscribers........................ 52,180 42,188 32,187 23,630 16,255

--------
Source: Dataquest, Mobile Telephones Worldwide, 1992-2001--Market Trends 1997
        (September 1997 Estimates)

  The Company believes that the U.S. market for wireless services will continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and enhancements. In addition, many wireless service providers are upgrading their existing systems from analog to digital technology as a result of capacity constraints in many of the larger wireless markets and in order to respond to competition. Digital technology increases system capacity and is expected to offer other advantages, such as improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. If digital technology improves and becomes more affordable, the Company may benefit both from the sale of digital wireless phones as replacements for existing analog wireless phones and from the increased system capacity digital technology offers.

 Wholesale Operations

  General. Approximately 96% of the Company's U.S. revenues during fiscal 1997 were derived from wholesale operations, compared to 78% for fiscal 1996. In the United States, manufacturers such as Motorola,

Ericsson and NEC sell wireless phones directly to large wireless carriers, such as AT&T Wireless Services, Inc., and large mass merchandisers, such as Sears, Roebuck and Co. The Company's wholesale operations complement these manufacturers' distribution channels, in that these manufacturers generally also sell to wholesale distributors such as the Company in order to access smaller volume purchasers. The Company also acts as a wholesale distributor of wireless accessories manufactured by original equipment manufacturers ("OEMs") and other suppliers to large wireless carriers and mass merchandisers, as well as to smaller volume purchasers.

  During fiscal 1997, the Company sold its products to over 2,500 U.S. wholesale customers, the ten largest of which accounted for approximately 29% of the Company's consolidated net product sales in fiscal 1997. The Company offers wireless phones and accessories manufactured by OEMs, such as Motorola, Ericsson, Nokia, QUALCOMM, Sony and NEC, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, boosters, hands-free kits, handheld accessories, antennas, batteries, battery packs, battery eliminators, leather cases and battery chargers. The Company sells these products under private labels to wireless carriers such as Southwestern Bell Mobile Systems, Inc. ("SBMS"), GTE Mobilnet, AirTouch Cellular, Pacific Bell Mobile Services ("PBMS") and U.S. Cellular.

  The Company offers a broad product mix in the United States, including products that are compatible with digital systems, such as TDMA and CDMA, as well as analog systems, such as AMPs. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  In addition to its distribution services, the Company provides various value-added facilitation and fulfillment services, including aftermarket and OEM product packaging and configuration, inventory management, order processing, return and repair management, marketing and design, credit and collections and phone sales. The Company believes that opportunities continue to exist for it to assist wireless communications carriers in meeting their supply and distribution needs by providing complete order-fulfillment services. The Company anticipates an increased demand for such services as new and existing wireless carriers and manufacturers desire to outsource these activities in order to reduce costs and focus on their own core businesses.

  The Company's primary distribution facility, a 120,000 square foot warehouse facility, is located at its international headquarters in the Dallas/Fort Worth metropolitan area. The Company also operates a wholesale distribution facility in Miami, Florida to serve customers in the Latin American Region. The Company also offers facilitation services for its operations in the Latin American Region out of the Miami, Florida location. In addition, the Company has recently entered into a lease for a new 58,900 square foot distribution facility in Chino, California to support the Company's west coast customers.

  Sales and Marketing. The Company markets its products nationally to wholesale purchasers, using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. The Company offers advertising allowances, ready-to-use advertising materials and displays, easy access to hard-to-find products, credit terms, a variety of name brand products and highly-responsive customer service.

 Retail Operations

  General. Approximately 4% of the Company's U.S. revenues in fiscal 1997 were derived from retail operations compared to 22% for fiscal 1996. As of November 30, 1997, the Company conducted its U.S. retail operations through 13 stand-alone retail stores in three states.

  The Company's retail stores generate revenues from three sources: the sale of wireless phones and other products, activation commissions and, in most cases, residual payments. An activation commission is paid by a wireless carrier when a customer initially subscribes for wireless service. The amount of the activation commission paid by a wireless carrier is based on the service plans and promotional marketing programs offered by that particular wireless carrier. Most of the Company's carrier contracts provide for a residual payment, which is a monthly payment made by a wireless carrier to the Company based on the wireless phone usage by a customer activated by the Company. Because standard wireless industry practice among activation agents is to offer certain wireless phones to a wireless subscriber at no charge, as a practical matter, the Company does not believe it can operate at the retail level on a profitable basis without agency agreements with wireless carriers that provide for activation commissions or residual fees. The Company's relationships with its carriers are governed by contracts, pursuant to which the Company is engaged as an agent to solicit and sell wireless phone services in certain geographic areas and may not act as a representative or agent for any other carrier or reseller in those areas.

  Sales and Marketing. The Company promotes its stand-alone retail stores through direct mailings and local media, including newspapers.

ASIA-PACIFIC REGION

 Industry

  According to Dataquest estimates, as of December 31, 1996, there were approximately 12.3 million subscribers in the Asia-Pacific Region. Dataquest estimates that the number of wireless subscribers in the Asia-Pacific Region grew by close to ten million in 1997. Whereas demand for wireless service in major industrialized countries has been driven primarily by automobile and business travel, the Company believes that in the Asia-Pacific Region, demand for such services has been and will continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and to limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these factors, as well as the large population bases and economic growth in this region, the Company believes that phone users will increasingly utilize wireless systems, despite the fact that wireless service may be more expensive to the consumer than conventional landline communications.

  The chart below sets forth certain estimated information regarding wireless phone shipments and subscriber growth in the Asia-Pacific Region.

                                                     Year Ended December 31,
                                                 -------------------------------
                                                  1997   1996  1995  1994  1993
                                                 ------ ------ ----- ----- -----
                                                         (In thousands)
Number of Wireless Phones Shipped............... 11,252  6,456 3,606 1,685   954
Number of Subscribers........................... 22,023 12,319 6,753 3,576 2,054

--------
Source: Dataquest, Mobile Telephones Worldwide, 1992-2001--Market Trends 1997
        (September 1997 Estimates)

 Operations

  General. The key to the Company's expansion in the Asia-Pacific Region has been its relationships with wireless equipment manufacturers. The Company historically has entered a new market with the support of a manufacturer. The Company distributes products in the Asia-Pacific Region primarily for Motorola and Ericsson. In February 1998, the Company entered into agreements for the distribution of cellular mobile telephones and accessories for Nokia in the PRC. Throughout the Asia-Pacific Region, CellStar acts as a wholesale distributor of wireless phones to large and small volume purchasers, including indirect sales to the large wireless carriers.

  All of the Company's operations in this region are wholly or majority-owned except for the Company's operations in Malaysia. CellStar (Asia) Corporation Limited ("CellStar Asia"), the oldest of the Company's business units in the region and the Company's most significant operation outside the United States, began as a joint venture in 1993 and became wholly-owned in June 1995. CellStar Asia's revenue is derived principally from wholesale sales of wireless products to Hong Kong-based companies that ship wireless products to the remainder of the PRC.

  Shanghai CellStar International Trading Company, Ltd. ("CellStar Shanghai"), a wholly-owned, limited liability foreign trade company established in Shanghai, PRC, commenced domestic wholesale operations in the PRC in 1997 using a local commodities exchange market as an intermediary, pursuant to an experimental initiative in market access authorized by the Shanghai municipal government. CellStar Shanghai purchases wireless handsets locally manufactured by Motorola and, beginning in February 1998, Nokia and wholesales those products to distributors and retailers located throughout the PRC. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations utilizing CellStar's trademarks. Under the terms of such arrangements, CellStar Shanghai further provides services, sales support, training and access to promotional materials for use in their operations. In exchange, those distributors agree to purchase all of their requirements of wireless handsets from CellStar Shanghai and further agree to allow CellStar Shanghai to purchase up to 50% of their operation if and when foreign ownership of domestic retail operations is allowed by the PRC government. CellStar Shanghai currently deals with local distributors in approximately ten major metropolitan areas throughout the PRC. CellStar Shanghai, in cooperation with one of its local distributors, uses space in a three-story building in the Pudong district of Shanghai, including a showroom for its products.

  Although the Company's business in the Asia-Pacific Region is predominantly wholesale, operations within a particular country may be either wholesale, retail, or both, and may be owned solely by the Company or jointly with local partners, depending on the market and regulatory environment in the host country.

  The following table outlines the Company's entry into the Asia-Pacific
Region:

                  Year      Type of Operation
Country          Entered (as of November 30, 1997)
-------          ------- ------------------------
Hong Kong/China   1993   Wholesale
Singapore         1995   Wholesale and Retail
The Philippines   1995   Wholesale and Retail
Malaysia          1995   Wholesale and Retail
Taiwan            1995   Wholesale

  At November 30, 1997, the Company sold its products to over 450 wholesale customers in the Asia-Pacific Region (excluding customers of the Company's Malaysian joint venture), the ten largest of which accounted for approximately 21% of the Company's consolidated net product sales in fiscal 1997. The Company offers wireless phones and accessories manufactured by OEMs, such as Motorola, Ericsson and, beginning in February 1998 in the PRC, Nokia, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, batteries, hands-free kits, chargers, carkits, battery eliminators and leather cases.

  The Company offers a broad product mix in the Asia-Pacific Region, including products that are compatible with digital systems, such as GSM, DCS-1800MHz and D-AMPS, as well as analog systems, such as AMPS and ETACs. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  The Company's operations and sales in the Asia-Pacific Region are subject to political and economic risks, including the following: political instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in import/export regulations, including enforcement policies; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

  Sales and Marketing. The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force and through tradeshows and television advertising. To penetrate local markets in The Philippines and Indonesia, the Company has made use of subagent and license relationships.

LATIN AMERICAN REGION

 Industry

  According to Dataquest estimates, as of December 31, 1996, there were approximately 5.5 million subscribers in the Latin American Region. Dataquest estimates that the number of wireless subscribers in the Latin American Region grew over three million in 1997. The Company believes that in the Latin American Region, demand for such services has been and will continue to be driven by an unsatisfied demand for basic phone service due to lack of adequate landline service and limited wireless penetration, as well as expansion of wireless capacity in this region.

  The chart below sets forth certain estimated information regarding wireless phone shipments and subscriber growth in the Latin American Region.

                                                      Year Ended December 31,
                                                    ----------------------------
                                                    1997  1996  1995  1994  1993
                                                    ----- ----- ----- ----- ----
                                                           (In thousands)
Number of Wireless Phones Shipped.................. 4,005 2,452 1,442 1,010 434
Number of Subscribers ............................. 8,889 5,469 3,287 1,951 962

--------
Source: Dataquest, Mobile Telephones Worldwide, 1992-2001--Market Trends 1997
        (September 1997 Estimates)

 Operations

  General. The key to the Company's expansion in the Latin American Region has been its relationships with wireless equipment manufacturers and wireless service carriers. The Company distributes products in the Latin American Region for manufacturers such as Motorola, Ericsson and Nokia. CellStar acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as the large wireless carriers (e.g., Telcel, the wireless subsidiary of Telmex), as well as to smaller volume purchasers.

  Although the Company's business in the Latin American Region is predominantly wholesale, operations within a particular country may be either wholesale, retail or both. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region. The Company's largest wholesale customers in the region are wireless carriers. As of November 30, 1997, the Company operated 30 retail locations (including kiosks) in Latin America -- 25 in Mexico, three in Colombia and one in each of Venezuela and Ecuador. The Company receives activation commissions in all Latin American retail markets.

  The following table outlines the Company's entry into the Latin American
Region:

            Year      Type of Operation
Country    Entered (as of November 30, 1997)
-------    ------- ------------------------
Mexico      1991   Wholesale and Retail
Venezuela   1993   Wholesale and Retail
Brazil      1993   Wholesale
Chile       1993   Wholesale
Colombia    1994   Wholesale and Retail
Ecuador     1995   Wholesale and Retail
Argentina   1995   Wholesale

  At November 30, 1997, the Company sold its products to over 1,000 wholesale customers in the Latin American Region, the ten largest of which accounted for approximately 6% of the Company's consolidated net product sales in fiscal 1997. The Company offers wireless communications products manufactured by OEMs, such as Motorola, Nokia and Ericsson, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, batteries, hands-free kits, chargers, leather cases, power supplies and antennas. The Company sells these products to mass merchandisers and other retailers.

  The Company offers a broad product mix in the Latin American Region, including products that are compatible with digital systems, primarily TDMA, as well as analog systems, such as AMPS and NAMPS. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  The Company's operations and sales in the Latin American Region are subject to political and economic risks, including the following: political instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in import/export regulations, including enforcement policies; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

  Sales and Marketing. The Company markets its products through direct sales and advertising. In the Latin American markets where it conducts retail operations, the Company primarily utilizes direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in Mexico, Venezuela, Colombia and Ecuador and license relationships in Uruguay and Peru. In addition, the Company offers prepaid wireless programs in Venezuela. The Company expects these prepaid programs to make wireless communications services more accessible to the overall population in these markets because it eliminates the need for established credit and monthly fees.

EUROPEAN REGION

  The Company's U.K. subsidiary distributes wireless phones, pagers, mobile radio and other wireless communications equipment and related accessory products throughout the United Kingdom. In February 1998, the Company completed its acquisition of TA Intercall AB, a wholesale distributor of wireless communications products in Sweden. The new company, CellStar-Intercall AB distributes products in Sweden and other European markets for several manufacturers, including Ericcson, Nokia and Motorola. The Company's operations and sales in the European Region are subject to certain of the political and economic risks to which the Company is subject in its other regions.

OTHER REGIONS

  The Company is also considering entry into other countries where the Company believes the business environment is conducive to the growth of the wireless market. The Company will continue to assess evolving market conditions, economic conditions and other factors that may affect its prospects in a particular foreign country.

INDUSTRY RELATIONSHIPS

  The Company has established relationships with leading wireless equipment manufacturers and wireless service carriers. These alliances have been key to the Company's market and product expansion.

  Although the Company purchased its products from more than 20 primary suppliers in fiscal 1997, substantially all of the Company's purchases were from Motorola, Nokia, Ericsson and NEC. For the year ended November 30, 1997, Motorola accounted for approximately 74% of the Company's product purchases, including CellStar branded products. In addition, revenues attributable to the Company's fulfillment agreement with PBMS accounted for approximately 12% of total revenues for fiscal 1997. This level of revenues resulted from the rollout of PCS product into certain west coast markets and is not necessarily indicative of future results.

  The Company has various supply contracts with terms of approximately one year with Motorola, Nokia, Ericsson, QUALCOMM and Sony that specify territories, minimum purchase levels, pricing and payment terms. These contracts typically provide that the Company will receive the benefit of price decreases on products in the Company's inventory if such products were shipped to the Company within a specified period of time prior to the price decrease.

  The Company's expansion has been due to several factors, one of which is its relationship with Motorola, historically the largest manufacturer of wireless products in the world, according to Dataquest, and the Company's largest supplier. The Company considers its relationships with its suppliers to be satisfactory. The Company believes that its relationship with Motorola will enable it to continue to offer a wide variety of wireless communications products in the marketplace. In July 1995, Motorola purchased 1,044,656 shares of the outstanding common stock of the Company. While the Company believes that its relationship with Motorola and other significant vendors is satisfactory, there can be no assurance that these relationships will continue.

  The Company experiences, from time to time, shortages in supply for certain products that are in high demand, and no assurance can be given that product shortages will not occur in the future. The loss of Motorola or any other significant vendor or a substantial price increase imposed by any vendor or a shortage of product available from its vendors could have a materially adverse impact on the Company.

SEASONALITY AND CYCLICALITY

  The effects of seasonal fluctuations have not historically been apparent in the Company's operating results due to the Company's rapid growth in revenues. However, the Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels and product supply and pricing. Seasonality did, however, contribute to the increase in the Company's sales during the fourth quarter of 1996. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company's principal markets could have a materially adverse effect on the Company's operating results.

ASSET MANAGEMENT

 Information Technology

  The Company continues to invest in and focus on technology to improve financial and information technology control systems. The Company is also continuing to focus on materials management and international operations. In addition, the Company has undertaken several short-term and long-term projects to enhance its information technology systems, including (i) development of data warehousing and decision support technologies, (ii) updates to the network operating system and core network servers to newer technology, (iii) upgrades to allow remote computing, (iv) advancements in inventory planning and control,
(v) implementation of electronic commerce utilizing the Internet and (vi) integration and more efficient communication between global sites.

  Many existing computer systems use only two digits to identify a year in the date field and thus are not equipped to handle the change in the century. In June 1997, the Company initiated a Year 2000 readiness project. The Company believes that the costs of addressing, and the effects of, the Year 2000 issue will not be material to the Company's business, operations or financial condition.

 Inventory

  The Company purchases its products from more than 20 primary suppliers that ship directly to the Company's warehouse or distribution facilities. Inventory purchases are based on quality, price, service, market demand, product availability and brand recognition. Certain of the Company's major vendors provide favorable purchasing terms to the Company, including price protection credits, stock balancing, increased product availability and cooperative advertising and marketing allowances. The Company provides stock balancing to certain of its customers.

  Inventory control is important to the Company's ability to maintain margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The Company uses its integrated management information technology systems, specifically its inventory management, electronic purchase order and sales modules, to help manage inventory and sales margins.

  During fiscal 1997, the Company continued implementation of its program to reengineer its materials management processes, including configuration of its main warehouse layout to optimize cycle times and reduce inventory handling costs. The Company has also continued to expand on technologies such as Radio Frequency (to capture outbound serial numbers into the Company's AS/400 system) and integration of the Company's major shipping partner into the AS/400 system.

  Typically, the Company ships its products within 24 hours from receipt of customer orders and, therefore, backlog is not considered material to the Company's business.

  The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. The Company's success depends in large part upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over the Company's products or that render the products sold by the Company obsolete or less marketable. The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit these risks by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company's significant inventory investment in its international operations exposes it to certain political and economic risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIGNIFICANT TRADEMARKS

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

COMPETITION

  The Company operates in a highly competitive environment and believes that such competition will intensify in the future. The Company competes primarily on the basis of inventory availability and selection, delivery time, service and price. Many of the Company's competitors are larger and have greater capital and management resources than the Company. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. For example, advanced digital systems are being developed to compete with analog systems. The Company's ability to remain competitive will therefore depend upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be successful in anticipating and adapting to such technological changes.

  In the current U.S. wholesale wireless communications products markets, the Company's primary competitors are wireless carriers and other independent distributors such as Brightpoint, Inc. ("Brightpoint") and Pana-Pacific Corporation. The Company also competes with logistics companies. The Company's major competitors in the United States in the retail wireless communications products markets are other agents and resellers and wireless carriers that have retail outlets.

  Competitors of the Company in the Asia-Pacific and Latin American Regions include national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors, including Brightpoint. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for the wireless carriers.

EMPLOYEES

  As of November 30, 1997, the Company had approximately 1,100 employees worldwide. In Mexico, approximately 120 employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the executive officers of the Company:

   Alan H. Goldfield       54 Chief Executive Officer and Chairman of the Board
   Richard M. Gozia        53 President, Chief Operating Officer and Director
   A.S. Horng              40 Chairman, Chief Executive Officer and General
                              Manager of CellStar (Asia) Corporation Limited
   Mark Q. Huggins         48 Senior Vice President--Administration, Chief
                              Financial Officer and Treasurer
   Daniel T. Bogar         38 Senior Vice President--Latin American Region and
                              Director
   Timothy L. Maretti      44 Senior Vice President--U.S. Region
   Evelyn Henry Miller     40 Vice President--Corporate Controller
   Elaine Flud Rodriguez   41 Vice President, General Counsel and Secretary

  Alan H. Goldfield is a founder of the Company and has been the Chairman of the Board and Chief Executive Officer of the Company since its formation. Mr. Goldfield served as President of the Company from its formation until March 1995, when Terry S. Parker was appointed President, and from August 1996 until December 1996, when Richard M. Gozia was appointed President. Mr. Goldfield serves as an officer and director of the Company pursuant to his employment agreement.

  Richard M. Gozia has been the President and Chief Operating Officer of the Company since December 1996. Mr. Gozia joined CellStar as Executive Vice President--Administration and Chief Financial Officer in June 1996. He has been a member of the Board of Directors since June 1996. Mr. Gozia serves as an officer and director of the Company pursuant to his employment agreement. From 1994 to 1996, Mr. Gozia served as Executive Vice President of SpectraVision, Inc. ("SpectraVision"), a provider of in-room hotel movies. In June 1995, SpectraVision filed for protection under the federal bankruptcy laws. From 1991 to 1994, Mr. Gozia was Chairman and Chief Executive Officer of Wyatt Cafeterias, Inc. In June 1995, Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., filed for protection under the federal bankruptcy laws.

  A.S. Horng has served as Chairman of CellStar Asia since January 1998 and has also served as Chief Executive Officer of such company since April 1997 and General Manager since 1993. From April 1997 until January 1998, Mr. Horng served as Vice Chairman of CellStar Asia, and from April 1997 until October 1997,

Mr. Horng served as President of CellStar Asia. From 1991 to 1993, Mr. Horng was President of C-Mart USA Corporation, a distributor and manufacturer of aftermarket cellular phone accessory products. Mr. Horng serves the Company pursuant to an employment agreement.

  Mark Q. Huggins joined the Company as Senior Vice President--Administration, Chief Financial Officer and Treasurer in January 1997. From September 1992 until January 1997, Mr. Huggins served as Chief Financial Officer of Van Camp Seafood Company, Inc. ("Van Camp"), a manufacturer of canned seafood products. In April 1997, Van Camp filed for protection under the federal bankruptcy laws. Mr. Huggins is a certified public accountant. Mr. Huggins serves as an officer of the Company pursuant to his employment agreement.

  Daniel T. Bogar has served as Senior Vice President--Latin American Region since January 1998 and as a director of the Company since July 1994. Mr. Bogar served as Vice President of Latin American Operations from April 1997 to February 1998. From 1993 to 1997, Mr. Bogar served as Vice President of South American Operations. From 1991 to 1992, Mr. Bogar managed the Company's operations in Mexico, and from 1987 to 1991, Mr. Bogar was General Manager of the Company's Houston operations. Mr. Bogar has been responsible for the Company's South American operations since 1992.

  Timothy L. Maretti has served as Senior Vice President--U.S. Region of the Company since January 1998 and has been a Vice President of the Company since October 1993. From March 1992 to 1993, Mr. Maretti served as general director of the Company's Mexican operations. From 1987 to 1992, Mr. Maretti served as Vice President--Regional General Manager of SBMS, Dallas.

  Evelyn Henry Miller has served as Vice President--Corporate Controller of the Company since November 1995. From August 1993 until October 1995, Ms. Miller served as Director, Corporate Accounting of Aviall, Inc. ("Aviall"), the world's largest independent overhauler of turbine engines and distributor of airplane parts. From April 1988 until August 1993, Ms. Miller served in various other capacities for Aviall. Prior to joining Aviall, Ms. Miller served as Assistant Controller, Accounting Operations for Dallas Market Center (a Trammell Crow Company) and held several positions with KPMG Peat Marwick. Ms. Miller is a certified public accountant.

  Elaine Flud Rodriguez joined the Company in September 1993 and has been Vice President, General Counsel and Secretary since October 1993. From October 1991 to August 1993, she was General Counsel and Secretary of Zoecon Corporation, a pesticide manufacturer and distributor owned by Sandoz Ltd. Prior thereto she was engaged in the private practice of law with Atlas & Hall and Akin, Gump, Strauss, Hauer & Feld. Ms. Rodriguez is licensed to practice in the states of Texas and Louisiana.

  The Company's success is substantially dependent on the efforts of Alan H. Goldfield, its Chief Executive Officer, and certain other of the Company's executive officers and key employees. The loss or interruption of the continued full-time service of Mr. Goldfield or other of the Company's executive officers and key employees could materially and adversely affect the Company's business. Although the Company has entered into employment agreements with Mr. Goldfield and several other officers and employees, there can be no assurance that the Company will be able to retain their services. The Company does not maintain key man insurance on the life of Mr. Goldfield or any other officer of the Company. In addition, the Company would be in default under the terms of its Multicurrency Revolving Credit Facility if both Mr. Goldfield and the Company's President, Richard M. Gozia, cease to be involved in the Company's management. To support its continued growth, the Company will be required to effectively recruit, develop and retain additional qualified management. The inability of the Company to attract and retain such necessary personnel could also have a materially adverse effect on the Company.

ITEM 2.  PROPERTIES

  As of November 30, 1997, the Company had a total of 19 U.S. operating facilities in five states of which 16 were leased. As of November 30, 1997, the Company had a total of 29 operating facilities in the Asia-Pacific Region (including kiosks, but not including facilities of the Company's Malaysian joint venture), 28 of which were leased, and a total of 37 operating facilities in the Latin American Region (including kiosks), 36 of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations. The Company leases one of its U.S. stand-alone retail stores from its Chief Executive Officer, Alan H. Goldfield.

  The Company's corporate headquarters and distribution facility, located at 1730 and 1728 Briercroft Court in Carrollton, Texas, are owned by the Company. The corporate headquarters contains approximately 43,000 square feet and is utilized as the Company's primary corporate offices and as a product return center. The distribution facility contains approximately 120,000 square feet and is used as the Company's primary warehouse and distribution center, as well as for corporate offices.

  The Company leases its Miami, Florida distribution facility, which contains approximately 22,500 square feet and is used to serve customers in the Latin American Region. In addition, the Company has recently entered into a lease for a new 58,900 square foot distribution facility located in Chino, California.

  The Company believes that suitable additional space will be available, if necessary, to accommodate future expansion of its operations.

ITEM 3.  LEGAL PROCEEDINGS

  During the period from May 1996 through July 1996, four purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, styled as follows: (1) Sidney Gluck, John Dolcemaschio, James Miller and Nancy L. Miller v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders, and KPMG Peat Marwick, L.L.P.; (2) Diane Larson against CellStar Corporation, Alan H. Goldfield, Terry S. Parker and Evelyn M. Henry; (3) Elvia H. Goggin and R. Heath Larry vs. CellStar Corporation, Alan H. Goldfield and Terry S. Parker; and (4) Reed and Lillian Riemer v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders and KPMG Peat Marwick, L.L.P.

  These four lawsuits have since been consolidated into the case styled State of Wisconsin Investment Board, Diane Larson, Martin Katz, Mostafa Aboul-Fetouh, Ahmed Aboul-Fetouh and Enass Aboul-Fetouh on behalf of themselves and others similarly situated v. Alan H. Goldfield, Terry S. Parker, Kenneth W. Sanders, John S. Bain, Evelyn M. Henry, Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, Leonard C. Ratley, James L. Johnson, Ronald J. Kramer, CellStar Corporation and KPMG Peat Marwick LLP, Civil Action No. 3:96-CV-1353-R. The State of Wisconsin Investment Board has been appointed lead plaintiff in the consolidated action and has filed a Consolidated Amended Complaint asserting claims against the Company and certain of its present and former officers and directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, Section 27.01 of the Texas Civil Statutes, common law fraud, negligent misrepresentation, and breach of fiduciary duty to disclose under Delaware common law. The Consolidated Amended Complaint alleges, among other things, that the defendants misrepresented or failed to disclose material facts regarding the business, financial condition, performance and future prospects of the Company and that, as a result of such statements or omissions, the value of the Company's Common Stock was artificially inflated. Claims are also asserted against the Company's auditors, KPMG Peat Marwick LLP. The plaintiffs seek compensatory damages, exemplary damages and costs and expenses, including attorneys' fees and expert fees. Although the plaintiffs have not specified the amount of damages sought, they have argued that the alleged class has sustained in excess of $50 million in damages. In December 1996, defendants filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. The motions are pending.

  The Company believes it has meritorious defenses to these claims and is vigorously defending this action. No discovery has been taken at this time, and the ultimate outcome is not currently predictable.

  The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended November 30, 1997.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is quoted on the NASDAQ Stock Market under the symbol "CLST." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the NASDAQ Stock Market. Sales prices prior to June 18, 1997, have been adjusted to give effect to a three-for-two stock split, which was made in the form of a stock dividend distributed on June 17, 1997.

                                                                 HIGH     LOW
                                                                ------- -------
      Fiscal Year ended November 30, 1997
       Quarter Ended:
        February 28, 1997...................................... $17.666 $ 7.417
        May 31, 1997........................................... $24.250 $13.250
        August 31, 1997........................................ $34.750 $22.167
        November 30, 1997...................................... $49.875 $25.875
      Fiscal Year ended November 30, 1996
       Quarter Ended:
        February 29, 1996...................................... $19.500 $11.583
        May 31, 1996........................................... $12.000 $ 3.833
        August 31, 1996........................................ $ 6.917 $ 4.167
        November 30, 1996...................................... $ 8.500 $ 4.000

  As of February 25, 1998, there were 155 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by CEDE & Co.

  The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings to finance the continued growth and development of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under the Company's credit agreements existing from time to time, as well as other factors the Board of Directors may deem relevant. The Company's current revolving credit facility restricts the payment of dividends by the Company to its stockholders. There can be no assurance that the Company will pay any dividends in the future.

  On October 14, 1997, the Company issued $150.0 million of 5% Convertible Subordinated Notes Due 2002 (the "Notes"). Bear, Stearns & Co. Inc. and Chase Securities Inc. initially purchased the Notes from the Company in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and sold the Notes in reliance on Rule 144A and Regulation S under the Securities Act to qualified institutional investors. The Notes were sold for an aggregate offering price of $150.0 million less discounts and commissions of $4,237,500. The Notes are unsecured obligations and are convertible into the Company's common stock at a price of $55.335 per share, subject to adjustment.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The financial data presented below, as of and for each of the years in the five-year period ended November 30, 1997, were derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                 YEAR ENDED NOVEMBER 30,
                        --------------------------------------------------------
                           1997      1996     1995          1994          1993
                        ----------  -------  -------       -------       -------
                           (IN THOUSANDS, EXCEPT PER SHARE AND
                                     OPERATING DATA)
STATEMENTS OF
 OPERATIONS DATA:
 Revenues:
  Net product sales     $1,442,875  845,569  723,886       447,741       224,845
  Activation income         28,561   88,474   75,690        60,153        42,223
  Residual income           11,378   13,558   12,339        10,528         8,308
                        ----------  -------  -------       -------       -------
 Total revenues          1,482,814  947,601  811,915       518,422       275,376
 Cost of sales           1,325,488  810,000  702,074       448,780       229,796
                        ----------  -------  -------       -------       -------
 Gross profit              157,326  137,601  109,841        69,642        45,580
                        ----------  -------  -------       -------       -------
 Operating expenses:
  Selling, general and
   administrative
   expenses                 81,319  135,585   76,553        44,598        28,321
  Fees and bonus to
   stockholders                  -        -        -             -         3,135
                        ----------  -------  -------       -------       -------
 Total operating
  expenses                  81,319  135,585   76,553        44,598        31,456
                        ----------  -------  -------       -------       -------
 Operating income           76,007    2,016   33,288        25,044        14,124
 Other income
  (expense), net            (5,051)  (8,882)  (2,950)          232        (1,228)
                        ----------  -------  -------       -------       -------
 Income (loss) before
  income taxes              70,956   (6,866)  30,338        25,276        12,896
 Income taxes               17,323     (453)   7,442         9,028         5,043
                        ----------  -------  -------       -------       -------
 Net income (loss)      $   53,633   (6,413)  22,896        16,248         7,853
                        ==========  =======  =======       =======       =======
 Net income (loss) per
  share                 $     1.78    (0.22)    0.81          0.59          0.39
                        ==========  =======  =======       =======       =======
 Weighted average
  number of shares and
  equivalent shares
  outstanding(/1/)          30,084   28,910   28,233        27,662        20,250
                        ==========  =======  =======       =======       =======
OPERATING DATA:
 International revenues
  as a percentage of
  total revenues              41.5%    39.9%    41.1%(/2/)    23.3%(/2/)    22.5%
                                     AT NOVEMBER 30,
                        --------------------------------------------------------
                           1997      1996     1995          1994          1993
                        ----------  -------  -------       -------       -------
                                      (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital        $  259,954   71,365   74,410        63,668         7,052
 Total assets           $  497,111  298,551  314,921       186,354        89,894
 Short-term debt        $        -   56,704   99,187        12,735         8,968
 Long-term debt, less
  current portion       $  150,000    6,285    6,880         3,095             -
 Notes payable to
  stockholders, less
  current portion       $        -        -        -             -         7,214
 Stockholders' equity   $  160,865  104,263  111,295        76,642         7,749

--------
(/1/) Common stock amounts have been retroactively adjusted to give effect to a three-for-two stock split, which was made in the form of a stock dividend distributed on June 17, 1997.
(/2/) Excludes sales to CellStar Asia, which were included in U.S. sales prior to the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995. If the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995 is given pro forma effect as of December 1, 1993, international revenues as a percentage of total revenues would be 51.9% and 34.7% for fiscal 1995 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a leading global provider of wireless communications products, primarily handsets. From fiscal 1993 to fiscal 1997, the Company's total revenues grew from $275.4 million to $1,482.8 million. The Company accomplished this growth in both U.S. and international sales by focusing its efforts on the cellular phone industry. To date, U.S. sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices. The Company's international sales of wireless communications products have increased primarily as a result of its entry into the Asia-Pacific Region and the Latin American Region. The Company's earnings per share increased from $0.39 to $1.78 between its fiscal years ended November 30, 1993 and 1997.

  The Company's revenues are grouped into three categories: net product sales, activation income and residual income. Net product sales include sales of handsets and other wireless communications products and revenues from fulfillment and other value-added services. Activation income includes commissions paid by a cellular carrier when a customer initially subscribes for cellular service through the Company. Residual income includes payments received from carriers based on the cellular phone usage by a customer activated by the Company.

  The Company's historical records do not enable management to provide accurate information with respect to disaggregated wholesale and retail prices, volumes and gross margins. The gross margins realized from the Company's wholesale product revenues have generally been lower than the margins realized from its retail product revenues. However, due to the more labor intensive nature of the Company's retail operations, selling, general and administrative expenses have generally been higher with respect to retail sales, which partially offsets the higher gross margins the Company realizes from retail product sales.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  Certain of the matters discussed under the captions "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act and the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "believes," "will," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could" and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this report ("Cautionary Statements"), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of total revenues for the past three fiscal years:

                                              1997   1996    1995
                                              -----  -----   -----
Revenues:
  Net product sales                            97.3%  89.2%   89.2%
  Activation income                             1.9    9.3     9.3
  Residual income                               0.8    1.5     1.5
                                              -----  -----   -----
   Total revenues                             100.0  100.0   100.0
Cost of sales                                  89.4   85.5    86.5
                                              -----  -----   -----
  Gross profit                                 10.6   14.5    13.5
Selling, general and administrative expenses    5.5   14.3     9.4
                                              -----  -----   -----
  Operating income                              5.1    0.2     4.1
Other income (expense):
  Interest expense                             (0.5)  (0.9)   (0.8)
  Other, net                                    0.2      -     0.4
                                              -----  -----   -----
   Total other income (expense)                (0.3)  (0.9)   (0.4)
                                              -----  -----   -----
  Income (loss) before income taxes             4.8   (0.7)    3.7
Income taxes                                    1.2      -     0.9
                                              -----  -----   -----
  Net income (loss)                             3.6%  (0.7)%   2.8%
                                              =====  =====   =====

  The amount of net revenues and the approximate percentages of net revenues attributable to the Company's operations for the past three fiscal years are shown below:

                               1997            1996           1995
                         ----------------  -------------  -------------
                                    (DOLLARS IN THOUSANDS)
U.S.:
  Net product sales(/1/) $  845,354  57.0% 485,788  51.3% 415,094  51.1%
  Activation income          12,962   0.9   71,072   7.5   52,704   6.5
  Residual income             8,550   0.6   11,884   1.3   10,379   1.3
                         ---------- -----  ------- -----  ------- -----
   Total U.S.               866,866  58.5  568,744  60.1  478,177  58.9
                         ---------- -----  ------- -----  ------- -----
Asia-Pacific:
  Net product sales(/2/)    419,008  28.3  247,773  26.1  183,274  22.6
  Activation income           3,743   0.2      720   0.1        -     -
  Residual income                 -     -        -     -        -     -
                         ---------- -----  ------- -----  ------- -----
   Total Asia-Pacific       422,751  28.5  248,493  26.2  183,274  22.6
                         ---------- -----  ------- -----  ------- -----
Latin America:
  Net product sales         109,371   7.4  101,440  10.7  125,518  15.5
  Activation income          11,856   0.8   16,682   1.8   22,986   2.8
  Residual income             2,828   0.2    1,674   0.1    1,960   0.2
                         ---------- -----  ------- -----  ------- -----
   Total Latin America      124,055   8.4  119,796  12.6  150,464  18.5
                         ---------- -----  ------- -----  ------- -----
Europe:
  Net product sales          69,142   4.6   10,568   1.1        -     -
  Activation income               -     -        -     -        -     -
  Residual income                 -     -        -     -        -     -
                         ---------- -----  ------- -----  ------- -----
   Total Europe              69,142   4.6   10,568   1.1        -     -
                         ---------- -----  ------- -----  ------- -----
Total                    $1,482,814 100.0% 947,601 100.0% 811,915 100.0%
                         ========== =====  ======= =====  ======= =====

--------
(/1/) Includes export sales of $90.2 million in 1995 to CellStar Asia prior to June 3, 1995 when CellStar Asia became a wholly-owned subsidiary of the Company.
(/2/) Fiscal year 1995 includes sales of $143.1 million by CellStar Asia after June 2, 1995.

FISCAL 1997 COMPARED TO FISCAL 1996

  Revenues. Total revenues increased $535.2 million, or 56.5%, from $947.6 million in fiscal 1996 to $1,482.8 million in fiscal 1997.

  U.S. revenues increased $298.2 million, or 52.4%, from $568.7 million in fiscal 1996 to $866.9 million in fiscal 1997. The increase was due to an increase in net product sales of $359.6 million, which was partially offset by decreases in activation and residual income. The increase in net product sales was largely due to the increase in revenues from distribution and fulfillment contracts for the provision of products and value-added services and sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. As expected for fiscal 1997, U.S. activation and residual income decreased, primarily as a result of the sale of substantially all of the Company's Communication Centers on November 26, 1996.

  Net product sales in the Asia-Pacific Region increased $171.2 million, or 69.1%, from $247.8 million in fiscal 1996 to $419.0 million in fiscal 1997. The Company's operations in the PRC, primarily Hong Kong, provided $319.7 million in net product sales in fiscal 1997, an increase of $120.0 million compared to $199.7 million in fiscal 1996. The higher revenue levels resulted from the expansion in overall demand for wireless handsets in the region, particularly in the PRC, coupled with the increased availability of product during the year. Net product sales by the Company's Singapore operations increased $37.2 million, from $46.1 million in fiscal 1996 to $83.2 million in fiscal 1997. This increase was primarily due to increased demand in The Philippines and Indonesia. The Company's operations in Taiwan, which commenced in the second quarter of fiscal 1996, provided $16.1 million of net product sales in fiscal 1997, an increase of $14.1 million compared to $2.0 million in fiscal 1996. The Asia-Pacific operations are substantially wholesale related, and, as a result, activation income is not significant.

  The Company's operations in the Latin American Region provided $109.4 million of net product sales in fiscal 1997, compared to $101.4 million in fiscal 1996, an $8.0 million, or 7.9%, increase. Net product sales in Mexico, Argentina and Venezuela increased $27.0 million, $7.8 million and $6.4 million, respectively. Net product sales in Brazil and the remainder of the region decreased $23.1 million and $10.1 million, respectively. The increase in Mexico was the result of a change in promotional strategy by the principal cellular carrier, which began subsidizing cellular phone units. The increase in Argentina was due to improved market penetration and a new pricing strategy by the local carrier whereby the calling party pays for the call. The increase in Venezuela was fueled by the Company's prepaid cellular business. The sharp decline in Brazil was principally due to actions of the Brazilian government, which limited the authorization of additional wireless phone lines. Activation and residual income generated by the Company's operations in the Latin American Region decreased from $18.4 million in fiscal 1996 to $14.7 million in fiscal 1997. The decrease in activation income was principally attributable to Mexico, which experienced a decrease of $3.8 million as a result of a reduction in commissions from its principal cellular carrier. The reduction was slightly offset by an increase in activation income in Venezuela from the Company's prepaid cellular business.

  Net product sales from the Company's European operation in the United Kingdom, which commenced in the second quarter of fiscal 1996, were $69.1 million in fiscal 1997, an increase of $58.5 million compared to $10.6 million in fiscal 1996.

  Gross Profit. Gross profit increased $19.7 million, or 14.3%, from $137.6 million in fiscal 1996 to $157.3 million in fiscal 1997, while gross profit as a percentage of total revenues decreased from 14.5% in fiscal 1996 to 10.6% in fiscal 1997. The increase in gross profit was primarily due to the increase in CellStar Asia's net product sales of high-end products and due to the increase in sales from the Company's Miami, Florida, warehouse to customers exporting into South American countries. A reduction in the provision for inventory obsolescence of $3.9 million, from $8.7 million in fiscal 1996 to $4.8 million in fiscal 1997, also contributed to the increase in gross profit. These increases were partially offset by a significant decrease in U.S. retail revenues of $92.0 million, from $127.9 million in fiscal 1996 to $35.9 million in fiscal 1997. Retail revenues have a higher gross profit as a percentage of total revenues than wholesale net product sales. Gross profit as a percentage of total revenues decreased primarily due to the sale of substantially all of the Company's Communication Centers in November 1996 and due to the higher percentage of revenues from distribution and fulfillment contracts, which have lower gross profit margins than the Company's traditional wholesale business. Net foreign currency transaction losses in fiscal 1997 were $1.4 million, compared to $1.8 million in fiscal 1996.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $54.3 million, or 40.0%, from $135.6 million in fiscal 1996 to $81.3 million in fiscal 1997. Approximately $22.6 million, or 41.6%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also gave rise to other decreases in selling, general and administrative expenses totaling approximately $8.9 million. A reduction in bad debt expense of $24.8 million, or 45.7% of the total decrease, was primarily attributable to the continuing strategy of increasing sales from the Company's Miami, Florida warehouse to customers exporting into South American countries, which has resulted in the Company's ability to enhance its controls over the extension of credit. Bad debt expense as a percentage of total revenues decreased from 2.9% in fiscal 1996 to 0.2% in fiscal 1997. These decreases were partially offset by an increase of $7.5 million in fiscal 1997 in employee-related costs incurred in connection with the increase in net product sales. Overall, the company reduced selling, general and administrative expenses as a percentage of total revenues from 14.3% in fiscal 1996 to 5.5% in fiscal 1997.

  Operating Income. Operating income increased $74.0 million, from $2.0 million in fiscal 1996 to $76.0 million in fiscal 1997, due to the increase in revenues and the decrease in selling, general and administrative expenses. Correspondingly, operating income as a percentage of total revenues increased from 0.2% in fiscal 1996 to 5.1% in fiscal 1997.

  Interest Expense. Interest expense declined in fiscal 1997 to $7.8 million from $8.4 million in fiscal 1996. The decrease in interest expense resulted primarily from the maintenance of lower balances under the Company's revolving credit agreement.

  Other, Net. Other, net increased $2.6 million, from an expense of $0.3 million in fiscal 1996 to income of $2.3 million in fiscal 1997, primarily as a result of an increase in interest income of $1.2 million, from $0.9 million to $2.1 million, and a decrease in minority interest of $0.7 million due to the acquisition of the remaining 20.0% interest of the Company's Singapore subsidiary on May 30, 1997.

  Income Taxes. The Company's income tax expense increased $17.8 million in fiscal 1997. The increase was primarily due to higher income before income taxes for the year ended November 30, 1997. The effective tax rate is higher for the year ended November 30, 1997 compared to the same period a year earlier, primarily due to higher proportional taxable income in both the United States and the Latin American Regions, which have statutory tax rates of approximately 35%.

FISCAL 1996 COMPARED TO FISCAL 1995

  Revenues. Total revenues increased $135.7 million, or 16.7%, from $811.9 million in fiscal 1995 to $947.6 million in fiscal 1996.

  U.S. revenues increased 18.9%, from $478.2 million in fiscal 1995 to $568.7 million in fiscal 1996. The increase was due to increases in net product sales of $70.7 million, activation income of $18.4 million and residual income of $1.5 million. The increase in net product sales was due primarily to a shift in strategy from in-country product sales by the Company's South American subsidiaries to sales by the Company's Miami, Florida warehouse to customers exporting into South American countries. The Company adopted this strategy to reduce currency, accounts receivable and inventory risks. In addition, the U.S. operations achieved growth in net product sales from sales to wholesale customers in the United States.

  U.S. activation income increased primarily as a result of an overall increase in sales of cellular phone units at the retail level. The increase in unit sales at the retail level was attributable to the Company's expansion of Communication Centers in Sam's Clubs beginning in the fourth quarter of fiscal 1994. Since the Company sold substantially all of its Communication Centers in November 1996, the Company expected a decline in activation income in fiscal 1997. The increase in residual income primarily corresponded to the Company's growing cellular phone user base where the Company operated stand-alone retail stores, which increase was partially offset by lower average monthly user phone bills.

  The Company's international revenues, which include direct revenues derived primarily from the operations of its subsidiaries in the Asia-Pacific and Latin American Regions, increased 13.5%, from $333.7 million in fiscal 1995 to $378.8 million in fiscal 1996. The growth in international revenues was due to the acquisition of the remaining 50% interest in CellStar Asia, which resulted in CellStar Asia's sales being classified as international sales beginning in June 1995. Prior to the June 1995 acquisition, CellStar Asia's operations were not consolidated with the operations of the Company, and sales of products to CellStar Asia were considered revenues of the Company's U.S. operations. Net product sales to CellStar Asia prior to the acquisition totaled $90.2 million in fiscal 1995. After the acquisition, CellStar Asia had $143.1 million and $199.7 million in fiscal 1995 and 1996, respectively, of net product sales, which were included in the Company's international revenues. In the aggregate, sales by CellStar Asia decreased from $228.0 million in fiscal 1995 to $199.7 million in fiscal 1996. The decrease was due to several factors including the unavailability of the highly popular PCS phones and increased competition that caused downward pressure on selling prices. The Company's Singapore operations provided $40.2 million of net product sales in fiscal 1995 compared to $46.1 million of net product sales of fiscal 1996. The Company's operations in Taiwan, which commenced operations in the second quarter in fiscal 1996, provided $2.0 million of net product sales in fiscal 1996. The Asia-Pacific operations are substantially wholesale related, and, as a result, activation income is not significant.

  The Company's operations in the Latin American Region provided $101.4 million of net product sales in fiscal 1996, compared to $125.5 million in fiscal 1995. The decline was due primarily to a sharp decline in sales in Brazil, which decreased from $47.0 million in fiscal 1995 to $30.6 million in fiscal 1996. This decline was due to the continued deterioration in the business climate in Brazil for the cellular phone industry and to a change in the Company's strategy of selling products from its warehouse in Miami, Florida, to customers exporting into South American countries. The decline in net product sales was partially offset by a $20.0 million increase in net product sales in Argentina, a market the Company entered in late 1995. Activation income generated by the Company's operations in the Latin American Region decreased from $23.0 million in fiscal 1995 to $16.7 million in fiscal 1996. The decrease in activation income was primarily attributable to the decline in activation income in Venezuela, which decreased from $4.8 million in fiscal 1995 to $0.7 million in fiscal 1996 due to weak economic conditions and political turmoil.

  Gross Profit. Gross profit increased $27.8 million, or 25.3%, from $109.8 million in fiscal 1995 to $137.6 million in fiscal 1996, while gross profit as a percentage of total revenues increased from 13.5% to 14.5% in fiscal 1995 and 1996, respectively. This increase in the gross margin percent was primarily due to the consolidation of CellStar Asia's higher gross margin revenues following the Company's acquisition of the remaining 50% interest in CellStar Asia in June 1995, and an increase in higher margin U.S. retail sales. Revenues for fiscal 1995 include export sales of $90.2 million, with a gross margin of 4.0%, to CellStar Asia prior to June 1995 when it became a wholly-owned subsidiary. After CellStar Asia became a wholly-owned subsidiary, its revenues were consolidated with the Company's rather than being reported as U.S. net product sales. U.S. retail sales increased from $90.5 million in fiscal 1995 to $127.9 million in fiscal 1996 due to the increase in the number of Communication Centers. These gross profit increases were partially offset by provisions for inventory obsolescence and the effect of general economic declines in the Latin American Region.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $59.0 million, or 77.0%, from $76.6 million in fiscal 1995 to $135.6 million in fiscal 1996. Approximately $28.0 million, or 47.5%, of the increase resulted from an increase in trade accounts receivable reserves to reflect a further deterioration in the trade accounts receivable portfolio, primarily for Brazil-related receivables. Substantially all of the Company's customers in Brazil were significantly and adversely impacted by actions taken by Telebras, the government owned cellular telephone company, which unexpectedly limited the number of cellular telephone lines available for activation in Brazil during 1995 and 1996. Beginning in late 1995 and continuing through 1996, Telebras announced plans to activate significant numbers of cellular lines on a monthly basis to meet the large demand for cellular service in the major metropolitan areas. In response to these announcements, many of the Company's retail customers began to rapidly expand their operations, in many cases opening multiple retail locations specializing in cellular telephones and related products and incurring corresponding increases in inventory and overhead. However, the government failed to release the number of lines promised, leaving many of the Company's retail customers with insufficient sales revenues to support the increased overhead and ultimately insufficient cash flows to repay the Company. Bad debt expense as a percentage of total revenues increased from 0.3% in fiscal 1995 to 2.9% in fiscal 1996. An additional $11.7 million, or 19.8%, of the increase in selling, general and administrative expenses was attributable to an increase in salaries and employee benefits for the addition of employees to support the growth of the Company's operations, primarily related to the Communication Centers. The Communication Centers also contributed to other increases in selling, general and administrative expenses as these operations experienced higher operating expenses than wholesale operations. The Company sold 334 of its Communication Centers on November 26, 1996. As a percentage of total revenues, selling, general and administrative expenses increased from 9.4% to 14.3%.

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

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the Company's issuance of $150.0 million of 5% Convertible Subordinated Notes Due 2002 (the "Notes"), as described below, the Company relied primarily on cash generated from operations and borrowings under its revolving credit facility in the United States to fund working capital, capital expenditures and expansions. The Company also received extended credit terms from certain suppliers.

  On October 14, 1997, the Company issued the Notes in reliance on registration exemptions under the Securities Act. The Notes are unsecured obligations, are convertible into the Company's common stock at a price of $55.335 per share, are not callable for three years and mature on October 15, 2002. The proceeds from the Notes were used to pay off the revolving credit facility in the United States, to retire long-term debt obligations, to fund working capital requirements and for other general corporate purposes. Commencing April 15, 1998, the Company will be required to make interest payments on the Notes semi-annually on April 15 and October 15 of each year.

  On October 15, 1997, the Company entered into a new $135.0 million Multicurrency Revolving Credit Facility (the "Facility") with a syndicate of banks. The Facility has a term of approximately five years, replaces the Company's previous $90.0 million revolving credit facility and provides the ability to borrow up to $25.0 million in certain currencies that are customarily offered to banks in the London interbank market and are convertible into dollars in the international bank market. Fundings under the Facility are limited by an asset coverage test, which is measured quarterly. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets. At February 27, 1998, $21.9 million was outstanding under the Facility.

  At November 30, 1997, the Company had $74.6 million of cash and cash equivalents, an increase of $47.4 million since November 30, 1996. The increase resulted primarily from cash generated from operating activities outside the United States and by the proceeds from the Notes. Approximately two-thirds of the Company's cash resides outside the United States, primarily in its Asia-Pacific Region subsidiaries. While the Company has historically retained cash in that region to support the subsidiaries in that region, the Company currently expects to utilize its recently-established global agency treasury center in Dublin, Ireland, to pool certain of its global resources. This approach should allow the Company to better utilize its cash worldwide, while minimizing income taxes. Additionally, the Company's accounts receivable, inventories and accounts payable have increased in the United States and the Asia-Pacific Region since November 30, 1996, as a result of increased net product sales.

  The Company anticipates that proceeds from the Notes, amounts available under the Facility and funds from operations will be sufficient to satisfy its capital requirements and current expansion plans for fiscal 1998.

  Cash used in investing activities of $6.2 million in fiscal 1997 included the purchase of additional prepaid cellular hardware and software in Venezuela for $1.4 million, acquisition of office space in Shanghai, PRC for $1.2 million and purchases of various computer and office equipment for $3.6 million. The Company believes that the fiscal 1997 level of capital expenditures is representative of ongoing annual maintenance capital expenditures.

INTERNATIONAL OPERATIONS

  The Company's international operations are subject to political and economic risks, including but not limited to political instability, increased credit risks, changing tax and trade regulations and currency devaluations and controls; however, the Company has not experienced any material foreign currency transaction gains or losses during the last three fiscal years. The Company maintains a significant presence in Hong Kong, and with the transfer of Hong Kong from the United Kingdom to the PRC on July 1, 1997, the Company's operations in the Asia-Pacific Region may be exposed to a higher degree of currency volatility and economic instability than has historically been the case. As a result of recent economic volatility in the Asia-Pacific region, many currencies in the region have lost value relative to the U.S. dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of this currency crisis, the Company's operations in its Asia-Pacific Region have been subject to a higher degree of economic instability, especially in the southern portion of such region, which includes the Company's operations in Singapore, The Philippines and Malaysia.

  In early 1996, the Company instituted a strategy to reduce the overall level of assets maintained in the Latin American Region. The intent of this strategy was to reduce the Company's working capital requirements related to its Latin American operations and to reduce the Company's exposure to financial and operating risks in the Latin American Region. Other changes to the Company's business strategy in the Latin American Region include sales of products from the Miami, Florida warehouse to customers exporting into South American countries. While these initiatives have reduced the Company's exposure to certain economic and political risks associated with transacting business in the Latin American Region, the Company continues to maintain a significant presence in the region. As such, the Company will remain subject to the risks created by the volatile political and economic conditions that have historically prevailed in the region.

IMPACT OF INFLATION

  Historically, inflation has not had a significant impact on the Company's overall operating results. However, the effects of inflation in volatile economies in foreign markets could have an adverse impact on the Company.

SEASONALITY AND CYCLICALITY

  The effects of seasonal fluctuations have not historically been apparent in the Company's operating results due to the Company's rapid growth in revenues. However, the Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. Seasonality did, however, contribute to the increase in the Company's sales during the fourth quarter of 1996. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company's principal markets could have a materially adverse effect on the Company's operating results.

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

MANAGEMENT'S RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated financial statements of the Company are the responsibility of management. They have been prepared in accordance with generally accepted accounting principles and include estimates and judgments made by management. To meet the responsibility for reliable financial data, management maintains a system of internal accounting controls which is designed to provide reasonable assurance that transactions are executed as authorized and are accurately recorded and that assets are properly safeguarded. Although accounting controls are designed to achieve this objective, it must be recognized that errors or irregularities may occur. In addition, it is necessary to assess and balance the relative cost and the expected benefit of the internal accounting controls.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 1998 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. CONSOLIDATED FINANCIAL STATEMENTS

  See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

  See Index to Consolidated Financial Statements on page F-1.

3. EXHIBITS

  3.1  Amended and Restated Certificate of Incorporation of CellStar
       Corporation.(1)
  3.2  Amended and Restated Bylaws of CellStar Corporation.(14)
  4.1  The Amended and Restated Certificate of Incorporation and Amended and
       Restated Bylaws of CellStar Corporation filed in response to items 3.1 and 3.2 are incorporated in this item by reference.(1)(14)
  4.2  Specimen Common Stock Certificate of CellStar Corporation.(2)
  4.3  Rights Agreement, dated as of December 30, 1996, by and between CellStar
       Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights
       Agent ("Rights Agreement").(3)
  4.4  First Amendment to Rights Agreement, dated as of June 18, 1997.(4)
  4.5  Form of Certificate of Designation, Preferences and Rights of Series A
       Preferred Stock of CellStar Corporation ("Certificate of
       Designation")(3)
  4.6  Form of Rights Certificate.(3)
  4.7  Certificate of Correction of Certificate of Designation.(4)
  4.8  Indenture, dated as of October 14, 1997, by and between CellStar
       Corporation and The Bank of New York, as Trustee(13)
 10.1 Employment Agreement, effective as of December 1, 1994, by and between CellStar Corporation and Alan H. Goldfield.(2)(15)
 10.2 Employment Agreement, effective as of May 24, 1996, by and between CellStar, Ltd., CellStar Corporation and Richard M. Gozia.(5)(15)
 10.3 Employment Agreement by and between CellStar, Ltd., CellStar Corporation and Mark Q. Huggins, effective as of January 15, 1997.(6)(15)
 10.4  Employment Agreement, effective January 22, 1998, by and between
       CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-
       Hsien.(14)(15)
 10.5  Agreement by and between Motorola Inc., by and through its Pan American
       Cellular Subscriber Group, and CellStar, Ltd., effective January 1, 1997
       (United States).(7)(16)
 10.6  Master Agreement for the Purchase of Products and Inventory Maintenance,
       Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile
       Services and CellStar, Ltd., effective September 20, 1996.(6)(16)
 10.7  Agreement by and between National Auto Center, Inc. and the Pan American
       Cellular Subscriber Division of Motorola Inc., dated as of January 1,
       1995 (Latin American and Caribbean Territory).(8)
 10.8  Lease by and between Alan H. Goldfield and National Auto Center, Inc.
       regarding 605 West Airport Freeway, Irving, Texas.(10)(15)
 10.9  Exclusive Cellular Subagent Agreement by and between National Auto
       Center and Alan H. Goldfield d/b/a National Tape.(10)(15)
 10.10 Registration Rights Agreement by and between the Company and Audiovox
       Corporation.(10)
 10.11 Form of Warrant for the purchase of shares of common stock to be issued to Ladenburg, Thalmann & Co., Inc. and Raymond James & Associates,
       Inc.(10)
 10.12 Stock Purchase Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995.(1)
 10.13 Registration Rights Agreement by and between the Company and Motorola
       Inc., dated as of July 20, 1995.(1)

 10.14 Credit Agreement, dated as of October 15, 1997, among CellStar
       Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as
       co-agents, and Texas Commerce Bank National Association, as agent.(14)
 10.15 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan.
       (14)(15)
 10.16 CellStar Corporation Amended and Restated Annual Incentive Compensation
       Plan. (6)(15)
 10.17 CellStar Corporation 1994 Amended and Restated Director Nonqualified
       Stock Option Plan. (11)
 10.18 Registration Rights Agreement, dated as of June 2, 1995, between Hong An
       Hsien and CellStar Corporation. (14)(15)
 10.19 Registration Rights Agreement, entered into as of May 30, 1997, between
       Leap International PTE LTD and CellStar Corporation(12)
 10.20 Purchase Agreement, dated October 7, 1997, by and among CellStar
       Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc. (13)
 10.21 Registration Rights Agreement, dated as of October 14, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase
       Securities Inc. (13)
 10.22 Agreement, dated as of April 28, 1995, by and between CellStar, Ltd. and
       Motorola, Inc., Greater China Cellular Subscriber Division (People's
       Republic of China). (9)
 21.1  Subsidiaries of the Company. (14)
 23.1  Consent of KPMG Peat Marwick LLP. (14)
 27    Financial Data Schedule (14)
 99.1  Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995. (1)

--------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(14) Filed herewith.
(15) The exhibit is a management contract or compensatory plan or arrangement.
(16) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4. REPORTS ON FORM 8-K

  On September 26, 1997, the Company filed a Current Report on Form 8-K dated September 25, 1997, to report, under Item 5 therein, (i) the Company's planned private offering of $100.0 million aggregate principal amount of Convertible Subordinated Notes Due 2002 (the "Notes"); and (ii) the Company's negotiations for a new $125.0 million multicurrency revolving credit facility. On October 24, 1997, the Company filed a Current Report on Form 8-K dated October 8, 1997, to report, under Item 5 therein, (i) pricing of $130.0 million of the Notes, the grant of an over-allotment option to purchase up to an additional $20.0 million of the Notes and consummation of the offering of $150.0 million of the Notes and (ii) completion of a new $135.0 million multicurrency revolving credit facility.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELLSTAR CORPORATION

                                                  /s/ Alan H. Goldfield
                                          By: _________________________________
                                                       Alan H. Goldfield
                                                       Chairman of the Board
                                                       and
                                                       Chief Executive Officer

                                          Date: February 27, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By:  /s/  Alan H. Goldfield                   Date: February 27, 1998
       ----------------------------------------
                Alan H. Goldfield
     Chairman of the Board and Chief Executive
       Officer (Principal Executive Officer)

   By:  /s/ Richard M. Gozia                     Date: February 27, 1998
       ----------------------------------------
                Richard M. Gozia
      President, Chief Operating Officer and
                     Director

   By:  /s/ Mark Q. Huggins                      Date: February 27, 1998
       ----------------------------------------
                 Mark Q. Huggins
      Senior Vice President--Administration,
       Chief Financial Officer and Treasurer
           (Principal Financial Officer)

   By:  /s/ Evelyn Henry Miller                  Date: February 27, 1998
       ----------------------------------------
               Evelyn Henry Miller
       Vice President--Corporate Controller
         (Principal Accounting Officer)

   By:  /s/ Daniel T. Bogar                      Date: February 27, 1998
       ----------------------------------------
                 Daniel T. Bogar
       Senior Vice President--Latin American
                      Region
                   and Director

   By:  /s/ James L. Johnson                     Date: February 27, 1998
       ----------------------------------------
                James L. Johnson
                     Director

   By:  /s/ Sheldon I. Stein                     Date: February 27, 1998
       ----------------------------------------
                Sheldon I. Stein
                     Director

   By:  /s/ John T. Stupka                       Date: February 27, 1998
       ----------------------------------------
                 John T. Stupka
                     Director

   By:  /s/ Terry S. Parker                      Date: February 27, 1998
       ----------------------------------------
                 Terry S. Parker
                     Director

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2
Consolidated Balance Sheets as of November 30, 1997 and 1996...............  F-3
Consolidated Statements of Operations for the years ended November 30,
 1997, 1996 and 1995.......................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended
 November 30, 1997, 1996 and 1995..........................................  F-5
Consolidated Statements of Cash Flows for the years ended November 30,
 1997, 1996 and 1995.......................................................  F-6
Notes to Consolidated Financial Statements.................................  F-7
Schedule II--Valuation and Qualifying Accounts for the years ended November
 30, 1997, 1996 and 1995...................................................  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CellStar Corporation:

  We have audited the consolidated financial statements of CellStar Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

Dallas, Texas
January 13, 1998

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           November 30, 1997 and 1996
                 (Dollars in thousands, except per share data)

                                                              1997     1996
                                                            --------  -------
                          ASSETS
Current assets:
  Cash and cash equivalents                                 $ 74,646   27,296
  Accounts receivable (less allowance for doubtful accounts
   of $23,857 and $29,023, respectively)                     176,032  131,812
  Inventories                                                190,404   94,473
  Deferred income tax assets                                   2,457    4,274
  Prepaid expenses                                             2,661    1,513
                                                            --------  -------
    Total current assets                                     446,200  259,368
Property and equipment, net                                   22,877   20,134
Goodwill (less accumulated amortization of $2,378 and
 $1,330, respectively)                                        17,616   16,597
Other assets                                                  10,418    2,452
                                                            --------  -------
                                                            $497,111  298,551
                                                            ========  =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $160,614  116,091
  Notes payable to financial institutions                          -   56,136
  Accrued expenses                                            13,545   12,250
  Income taxes payable                                        11,044    1,852
  Deferred income tax liabilities                              1,043    1,106
  Current portion of long-term debt                                -      568
                                                            --------  -------
    Total current liabilities                                186,246  188,003
Long-term debt, less current portion                         150,000    6,285
                                                            --------  -------
    Total liabilities                                        336,246  194,288
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; none issued                                         -        -
  Common stock, $.01 par value, 45,000,000 shares
   authorized; 29,249,420 and 28,910,343 shares issued and
   outstanding, respectively                                     293      193
  Additional paid-in capital                                  72,985   68,167
  Common stock warrants                                            4        4
  Foreign currency translation adjustments                    (6,469)  (4,520)
  Retained earnings                                           94,052   40,419
                                                            --------  -------
    Total stockholders' equity                               160,865  104,263
                                                            --------  -------
                                                            $497,111  298,551
                                                            ========  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended November 30, 1997, 1996 and 1995
                     (In thousands, except per share data)

                                                 1997      1996     1995
                                              ----------  -------  -------
Revenues:
  Net product sales                           $1,442,875  845,569  723,886
  Activation income                               28,561   88,474   75,690
  Residual income                                 11,378   13,558   12,339
                                              ----------  -------  -------
    Total revenues                             1,482,814  947,601  811,915
Cost of sales                                  1,325,488  810,000  702,074
                                              ----------  -------  -------
    Gross profit                                 157,326  137,601  109,841
Selling, general and administrative expenses      81,319  135,585   76,553
                                              ----------  -------  -------
    Operating income                              76,007    2,016   33,288
Other income (expense):
  Interest expense                                (7,776)  (8,350)  (6,144)
  Equity in earnings (undistributed loss) of
   joint ventures                                    465     (219)   3,222
  Other, net                                       2,260     (313)     (28)
                                              ----------  -------  -------
    Total other income (expense)                  (5,051)  (8,882)  (2,950)
                                              ----------  -------  -------
  Income (loss) before income taxes               70,956   (6,866)  30,338
Provision (benefit) for income taxes              17,323     (453)   7,442
                                              ----------  -------  -------
  Net income (loss)                           $   53,633   (6,413)  22,896
                                              ==========  =======  =======
Net income (loss) per share                   $     1.78    (0.22)    0.81
                                              ==========  =======  =======
Weighted average number of shares and
 equivalent shares outstanding                    30,084   28,910   28,233
                                              ==========  =======  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended November 30, 1997, 1996 and 1995
                                 (In thousands)

                                                             FOREIGN
                         COMMON STOCK  ADDITIONAL  COMMON   CURRENCY
                         -------------  PAID-IN    STOCK   TRANSLATION RETAINED
                         SHARES AMOUNT  CAPITAL   WARRANTS ADJUSTMENTS EARNINGS  TOTAL
                         ------ ------ ---------- -------- ----------- -------- -------
Balance at November 30,
 1994                    27,840  $186    52,940       4        (424)    23,936   76,642
  Net income                  -     -         -       -           -     22,896   22,896
  Issuance of common
   stock                  1,070     7    15,227       -           -          -   15,234
  Foreign currency
     translation
     adjustment               -     -         -       -      (3,477)         -   (3,477)
                         ------  ----    ------     ---      ------     ------  -------
Balance at November 30,
 1995                    28,910   193    68,167       4      (3,901)    46,832  111,295
  Net loss                    -     -         -       -           -     (6,413)  (6,413)
  Foreign currency
     translation
     adjustment               -     -         -       -        (619)         -     (619)
                         ------  ----    ------     ---      ------     ------  -------
Balance at November 30,
 1996                    28,910   193    68,167       4      (4,520)    40,419  104,263
  Net income                  -     -         -       -           -     53,633   53,633
  Common stock issued
     under stock option
     plans                  166     2     2,167       -           -          -    2,169
  Common stock issued
     for acquisition of
     minority interest      173     1     2,748       -           -          -    2,749
  Three-for-two common
   stock split                -    97       (97)      -           -          -        -
  Foreign currency
     translation
     adjustment               -     -         -       -      (1,949)         -   (1,949)
                         ------  ----    ------     ---      ------     ------  -------
Balance at November 30,
 1997                    29,249  $293    72,985       4      (6,469)    94,052  160,865
                         ======  ====    ======     ===      ======     ======  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended November 30, 1997, 1996 and 1995
                                 (In thousands)

                                                   1997     1996     1995
                                                 --------  -------  -------
Cash flows from operating activities:
  Net income (loss)                              $ 53,633   (6,413)  22,896
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating
   activities:
    Provision for doubtful accounts                 4,239   32,561    5,954
    Provision for inventory obsolescence            4,830    8,718      466
    Depreciation and amortization                   5,063    5,799    3,372
    Gain on sale of assets                              -     (128)       -
    (Equity in earnings) undistributed loss of
     joint ventures                                  (465)     219   (3,222)
    Deferred income taxes                           1,754   (1,116)  (1,823)
    Changes in operating assets and liabilities:
      Accounts receivable                         (50,408) (40,660) (76,496)
      Inventories                                (100,761)   6,067   (5,971)
      Prepaid expenses                             (1,148)     611   (1,480)
      Other assets                                    241      318   (1,708)
      Accounts payable                             44,523   36,162   (5,166)
      Accrued expenses                              2,624    3,361    3,056
      Income taxes payable                          9,192   (7,397)   3,495
                                                 --------  -------  -------
        Net cash (used in) provided by operating
         activities                               (26,683)  38,102  (56,627)
                                                 --------  -------  -------
Cash flows from investing activities:
  Purchases of property and equipment              (6,212)  (6,139) (12,284)
  Proceeds from sale of assets                          -    6,903        -
  Acquisition of minority interest                   (502)       -        -
  Purchases of equity investments in affiliated
   companies                                       (3,412)       -     (750)
                                                 --------  -------  -------
        Net cash (used in) provided by investing
         activities                               (10,126)     764  (13,034)
                                                 --------  -------  -------
Cash flows from financing activities:
  Net (payments) borrowings on notes payable to
   financial institutions                         (56,136) (42,467)  86,103
  Proceeds from issuance of note payable to
   stockholder                                          -        -    3,728
  Payments on notes payable to stockholders             -        -  (22,000)
  Net proceeds from issuance of long-term debt    144,979        -    4,425
  Principal payments on long-term debt             (6,853)    (611)    (291)
  Net proceeds from issuance of common stock        2,169        -   15,234
                                                 --------  -------  -------
        Net cash provided by (used in) financing
         activities                                84,159  (43,078)  87,199
                                                 --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents                                       47,350   (4,212)  17,538
Cash and cash equivalents at beginning of year     27,296   31,508   13,970
                                                 --------  -------  -------
Cash and cash equivalents at end of year         $ 74,646   27,296   31,508
                                                 ========  =======  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  CellStar Corporation and subsidiaries (the "Company") is a leading global provider of wireless communications products, primarily handsets, with operations in the United States, the Asia-Pacific Region, the Latin American Region and the European Region. The Company is one of the world's largest non-carrier wholesale distributors of wireless phones for Motorola and Ericsson, and also distributes wireless phones for manufacturers such as Nokia, QUALCOMM, Sony and NEC.

  All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

 (b) Inventories

  Inventories are stated at the lower of cost (primarily on a moving average basis) or market.

 (c) Property and Equipment

  Property and equipment are recorded at cost. Depreciation of equipment is provided over the estimated useful lives of the respective assets, which range from three to thirty years, on a straight-line basis. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term. Major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

 (d) Preopening Costs

  Labor and certain other costs related to the opening of new retail locations are expensed as incurred.

 (e) Revenue Recognition

  For the Company's wholesale business, revenue is recognized when product is shipped. In accordance with contractual agreements with cellular service providers, the Company receives an activation commission for obtaining subscribers for cellular phone services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based upon subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon the cellular service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated cellular service deactivations, which is reflected as a reduction of accounts receivable and activation income in the accompanying consolidated financial statements.

 (f) Foreign Currency

  Assets and liabilities of the Company's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity, except for subsidiaries located in countries whose economies are considered highly inflationary. In such cases, translation adjustments are included primarily in cost of sales in the accompanying consolidated statements of operations. Net transaction losses for the years ended November 30, 1997, 1996 and 1995 were $1.4 million, $1.8 million and $1.3 million, respectively. The currency exchange rates of the Latin American countries in which the Company conducts operations have historically been

                     CELLSTAR CORPORATION AND SUBSIDIARIES
volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar and by indexing certain of its receivables to exchange rates in effect at the time of their payment.

 (g) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Net Income (Loss) Per Share

  Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Primary and fully diluted earnings per common and common equivalent share are essentially the same.

 (i) Statements of Cash Flows Information

  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $7.1 million, $8.7 million and $6.0 million of interest for the years ended November 30, 1997, 1996 and 1995, respectively. The Company paid approximately $6.4 million, $7.8 million and $4.0 million of income taxes for the years ended November 30, 1997, 1996 and 1995, respectively.

 (j) Equity Investments in Affiliated Companies

  The Company accounts for its investments in common stock of affiliated companies using the equity method. The investments are included in other assets in the accompanying consolidated balance sheets.

 (k) 401(k) Savings Plan

  The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994 or upon completing ninety days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 15% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company's profitability. In 1997, the Company made contributions of approximately $0.3 million to the plan. The Company did not make contributions to the plan in 1996 or 1995.

 (l) Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the net realizable value of these intangible assets by determining the estimated future cash flows related to such assets. In the event that these assets are found to be carried at amounts which are in excess of estimated future operating cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

 (m) Use of Estimates

  Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparation of these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (n) Impairment of Long-Lived Assets

  On December 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

 (o) Stock Option Plans

  Prior to December 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of Opinion 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Opinion 25 and provide the pro forma disclosure provisions of Statement 123.

(2) RELATED PARTY TRANSACTIONS

  Motorola is a major supplier of cellular phones and accessories. Total purchases from Motorola approximated $1,057.2 million, $609.7 million and $420.2 million for the years ended November 30, 1997, 1996 and 1995, respectively. Included in accounts payable at November 30, 1997 and 1996 was approximately $109.2 million and $90.8 million, respectively, due to Motorola for purchases of inventory.

  In accordance with a stock purchase agreement dated July 20, 1995, Motorola purchased 1.0 million shares of restricted stock from the Company for $15.0 million. The proceeds were used to pay a portion of the $22.0 million note payable to the Chief Executive Officer issued in connection with the Company's acquisition of CellStar Asia (note 10).

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of current assets and liabilities as of November 30, 1997 and 1996, approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities or from quoted market prices.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  The following table sets forth the estimated fair values of the Company's long-term debt as of November 30, 1997 and 1996 (in thousands):

                            1997            1996
                      ---------------- --------------
                      CARRYING  FAIR   CARRYING FAIR
                       AMOUNT   VALUE   AMOUNT  VALUE
                      -------- ------- -------- -----
      Long-term debt  $150,000 122,250  6,285   6,285
                      ======== =======  =====   =====

(4) PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at November 30, 1997 and 1996 (in thousands):

                                                        1997     1996
                                                      --------  ------
      Land and building                               $  8,559   6,837
      Furniture, fixtures and equipment                 18,208  14,894
      Jet aircraft                                       4,306   4,306
      Leasehold improvements                             2,936   1,688
                                                      --------  ------
                                                        34,009  27,725
      Less accumulated depreciation and amortization   (11,132) (7,591)
                                                      --------  ------
                                                      $ 22,877  20,134
                                                      ========  ======

(5) DEBT

  Notes payable to financial institutions consisted of the following at November
30, 1997 and 1996 (in thousands):

                                                        1997     1996
                                                      --------  ------
      Multicurrency revolving credit facility         $      -       -
      U.S. revolving credit facility                         -  53,233
      Brazilian credit facility                              -   2,903
                                                      --------  ------
                                                      $      -  56,136
                                                      ========  ======

  On October 15, 1997, the Company entered into a new $135.0 million Multicurrency Revolving Credit Facility (the "Facility") with a syndicate of banks. The Facility has a term of approximately five years, replaces the Company's previous $90.0 million revolving credit facility and provides the ability to borrow up to $25.0 million in certain currencies that are customarily offered to banks in the London interbank market and are convertible into dollars in the international bank market. Fundings under the Facility are limited by an asset coverage test, which is measured quarterly. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets. At November 30, 1997, the Company had available all of the $135.0 million borrowing capacity.

  In October 1997, the U.S. Revolving Credit Facility was replaced by the Facility as the Company's primary working capital line of credit. The U.S. Revolving Credit Facility was retired with proceeds from the Company's 5% Convertible Subordinated Notes.

  The weighted average interest rate on short-term borrowings at November 30, 1996 was 9.57%.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Long-term debt consisted of the following at November 30, 1997 and 1996 (in thousands):

                                           1997        1996
                                         --------      -----
      5% Convertible Subordinated Notes  $150,000          -
      Equipment loan                            -      2,723
      Mortgage note payable                     -      4,130
                                         --------      -----
                                          150,000      6,853
      Less current portion                      -       (568)
                                         --------      -----
                                         $150,000      6,285
                                         ========      =====

  The Company's 5% Convertible Subordinated Notes Due October 15, 2002 (the "Notes") are convertible into 2.7 million shares of common stock at $55.335 per share at any time prior to maturity. Subsequent to October 18, 2000, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.0% and thereafter at prices declining to 100% at maturity, together with accrued interest. The Notes were initially issued pursuant to an exempt offering and were subsequently registered under the Securities Act, along with the common stock into which the Notes are convertible.

  The equipment loan and mortgage note payable were retired with proceeds from the Notes.

(6) INCOME TAXES

  Provision (benefit) for income taxes for the years ended November 30, 1997, 1996 and 1995 consisted of the following (in thousands):

                                     CURRENT  DEFERRED  TOTAL
                                     -------  --------  ------
      Year ended November 30, 1997:
       United States:
        Federal                      $ 4,408    1,736    6,144
        State                          1,134       89    1,223
       Latin America                   2,570      (63)   2,507
       Asia-Pacific                    7,457       (8)   7,449
                                     -------   ------   ------
                                     $15,569    1,754   17,323
                                     =======   ======   ======
      Year ended November 30, 1996:
       United States:
        Federal                      $(4,682)  (1,383)  (6,065)
        State                           (366)     (78)    (444)
       Latin America                   1,237      204    1,441
       Asia-Pacific                    4,474      141    4,615
                                     -------   ------   ------
                                     $   663   (1,116)    (453)
                                     =======   ======   ======
      Year ended November 30, 1995:
       United States:
        Federal                      $ 4,793   (1,187)   3,606
        State                            575      (25)     550
       Latin America                     655     (450)     205
       Asia-Pacific                    3,242     (161)   3,081
                                     -------   ------   ------
                                     $ 9,265   (1,823)   7,442
                                     =======   ======   ======

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following (in thousands):

                                                     1997     1996    1995
                                                    -------  ------  ------
      Expected tax expense (benefit)                $24,835  (2,403) 10,618
      Foreign and U.S. tax effects attributable to
       foreign operations                            (7,022)  2,658  (2,630)
      State income taxes, net of Federal benefit        795    (289)    358
      Equity in earnings (undistributed loss) of
       joint ventures                                  (163)     77  (1,128)
      Other, net                                     (1,122)   (496)    224
                                                    -------  ------  ------
      Actual tax expense (benefit)                  $17,323    (453)  7,442
                                                    =======  ======  ======

  The tax effect of temporary differences underlying significant portions of deferred income tax assets at November 30, 1997 and 1996, is presented below (in thousands):

                                                   1997     1996
                                                  -------  ------
      Deferred income tax assets:
        United States:
          Allowance for doubtful accounts         $ 2,845   2,734
          Inventory adjustments for tax purposes      755   2,265
          Other, net                               (1,323)   (897)
        Asia-Pacific:
          Allowance for doubtful accounts              28      20
        Latin America:
          Other, net                                  152     152
                                                  -------  ------
                                                  $ 2,457   4,274
                                                  =======  ======
      Deferred income tax liabilities:
        Latin America:
          Other, net                              $(1,043) (1,106)
                                                  =======  ======

  In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  The Company does not provide for Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At November 30, 1997, the Company had not provided Federal income taxes on earnings of international subsidiaries of approximately $62.1 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

  Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change upon final determination by the respective taxing authorities. Management believes it has provided an adequate tax provision.

(7) LEASES

  The Company leases certain retail stores, office facilities and equipment under operating leases which range from two to ninety-nine years and which generally contain renewal options. Rental expense for operating leases was approximately $4.3 million, $4.3 million and $3.1 million for the years ended November 30, 1997, 1996 and 1995, respectively. Future minimum lease payments under operating leases as of November 30, 1997 are as follows (in thousands):

           YEAR ENDING
           NOVEMBER      AMOUNT
           30,           -------
             1998        $ 3,786
             1999          2,990
             2000          2,074
             2001            609
             2002            404
            Thereafter     1,415
                         -------
                         $11,278
                         =======

(8) CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

  Pacific Bell Mobile Services accounted for 12.0%, or $178.2 million, of total revenues for the year ended November 30, 1997. CellStar Asia accounted for 11.1%, or $90.2 million, of total revenues for the year ended November 30, 1995, prior to it becoming a wholly-owned subsidiary of the Company. No other customer accounted for 10% or more of total revenues in any of the years ended November 30, 1997, 1996 or 1995.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(9) GEOGRAPHIC AREA INFORMATION

  The Company operates predominantly within one business segment, wholesale and retail sales of wireless communications products. Financial information by geographic area as of and for the years ended November 30, 1997, 1996 and 1995, is as follows (in thousands):

                          UNITED   ASIA-    LATIN
                          STATES  PACIFIC  AMERICA  EUROPE  CORPORATE   TOTAL
                         -------- -------  -------  ------  --------- ---------
November 30, 1997:
  Total revenues, net of
   intercompany amounts  $866,866 422,751  124,055  69,142         -  1,482,814
  Intercompany sales
   (purchases)             64,032   4,937  (69,340)    371         -          -
  Operating income
   (loss)                  43,796  44,535    2,627    (145)  (14,806)    76,007
  Identifiable assets     309,701 120,728   51,244  15,438         -    497,111
November 30, 1996:
  Total revenues, net of
   intercompany amounts  $568,744 248,493  119,796  10,568         -    947,601
  Intercompany sales
   (purchases)             38,802  (2,121) (36,676)     (5)        -          -
  Operating income
   (loss)                     537  20,808   (4,305)   (379)  (14,645)     2,016
  Identifiable assets     159,993  82,024   44,382  12,152         -    298,551
November 30, 1995:
  Total revenues, net of
   intercompany amounts  $478,177 183,274  150,464       -         -    811,915
  Intercompany sales
   (purchases)            103,332 (32,564) (70,768)      -         -          -
  Operating income
   (loss)                  23,176  16,995    4,291       -   (11,174)    33,288
  Identifiable assets     149,320  93,441   72,160       -         -    314,921

(10) ACQUISITIONS

 (a) Purchase of CellStar Asia

  In October 1993, the Company purchased a 50% ownership interest in a newly-formed company, CellStar Asia, for approximately $0.2 million. On June 2, 1995, the Company's Chief Executive Officer acquired the remaining 50% interest in CellStar Asia for cash of $1.0 million and 1.5 million shares of restricted common stock with a fair value of $21.0 million. Simultaneously, the Chief Executive Officer then transferred this ownership interest in CellStar Asia to the Company in exchange for a note payable of $22.0 million, giving the Company 100% ownership in CellStar Asia. The acquisition of the remaining 50% interest in CellStar Asia was accounted for as a purchase and the results of operations of CellStar Asia have been included in the consolidated financial statements from the date of acquisition. The Company's 50% equity interest in the operations of CellStar Asia, prior to the date of acquisition, is included in equity in earnings of joint ventures. Goodwill of $17.5 million is being amortized on a straight-line basis over 20 years. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of CellStar Asia had occurred on December 1, 1994, with pro forma adjustments to give effect to the elimination of sales by the Company to CellStar Asia, amortization of goodwill, interest expense on acquisition debt, and certain other adjustments at November 30, 1995 (in thousands, except per share amounts):

                                   1995
                                 --------
           Revenues              $806,648
           Net income              24,913
           Net income per share      1.32

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Prior to the acquisition, the Company's sales to CellStar Asia were $90.2 million in 1995. Gross profit recognized by the Company on these sales was $3.6 million in 1995.

 (b) Acquisition of Minority Interest in CellStar Pacific

  On February 1, 1995, the Company entered into a joint venture agreement with Leap International PTE LTD. ("Leap"), a Singapore company, and A. S. Horng ("Mr. Horng"), an individual who was also the Company's joint venture partner in CellStar Asia. Under the terms of the joint venture agreement, the parties formed CellStar Pacific PTE LTD ("CellStar Pacific"), a Singapore company, which was owned 75% by the Company, 20% by Leap and 5% by Mr. Horng. The Company's initial investment was $0.2 million. An additional 5% of CellStar Pacific was purchased by the Company in fiscal 1995.

  On May 30, 1997, the Company acquired the remaining 20% minority interest of CellStar Pacific, which conducts operations in Singapore, The Philippines, and Malaysia, for common stock valued at $2.7 million and $0.5 million in cash.

(11) STOCKHOLDERS' EQUITY

 (a) Common Stock Warrants and Options

  In December 1993, the Company issued warrants for 660,000 shares of its common stock. The warrants are exercisable at $9.20 per share, subject to adjustment in certain events, and expire in December 1998.

  The Company has a stock option plan ("the Plan") covering 3.1 million shares of common stock of the Company. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options, other than options granted to the Company's Chief Executive Officer, have vesting schedules ranging from 100% on the first anniversary of the date of grant to vesting 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

  The Company also has a stock option plan for non-employee directors (the "Directors' Option Plan"). The Directors' Option Plan provides that each non-employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director will automatically be granted an option to purchase 2,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 75,000 shares of common stock is authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan will become exercisable six months after its date of grant and will expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee.

  The per share weighted-average fair value of stock options granted during 1997 and 1996 was $14.498 and $6.861, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                           1997  1996
                                           ----  ----
      Dividend yield                        0.0%  0.0%
      Volatility                           77.0% 77.0%
      Risk-free interest rate               6.0%  5.2%
      Expected term of options (in years)   3.7   2.6

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  The Company applies Opinion 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro forma amounts indicated below (in thousands):

                                           1997    1996
                                          ------- ------
           Net income (loss)  As reported $53,633 (6,413)
                              Pro forma    51,380 (8,068)

  Pro forma net income (loss) reflects only options granted after November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to December 1, 1995 is not considered.

  Stock option activity during the periods indicated is as follows:

                                 1997                1996                1995
                          ------------------- ------------------- -------------------
                                    WEIGHTED-           WEIGHTED-           WEIGHTED-
                                     AVERAGE             AVERAGE             AVERAGE
                           NUMBER   EXERCISE   NUMBER   EXERCISE   NUMBER   EXERCISE
                          OF SHARES  PRICES   OF SHARES  PRICES   OF SHARES  PRICES
                          --------- --------- --------- --------- --------- ---------
Granted                   1,224,250  $24.999    707,501  $13.888   897,900   $12.378
Exercised                   167,203  $12.968          -        -    25,687    $8.360
Forfeited                    81,250  $13.977    606,636  $12.698    20,625   $11.061
Outstanding, end of year  2,067,005  $19.930  1,091,208  $12.733   990,343   $11.887
Exercisable, end of year    596,438  $12.749    270,704  $13.981    14,625    $8.950
Reserved for future
 grants under the Plan      833,855
Reserved for future
 grants under the
 Directors' Option Plan      56,250

  For options outstanding and exercisable as of November 30, 1997, the exercise prices and remaining lives were:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 ------------------------------------- ---------------------
                                WEIGHTED-    WEIGHTED-             WEIGHTED-
                                 AVERAGE      AVERAGE               AVERAGE
RANGE OF           NUMBER       REMAINING    EXERCISE    NUMBER    EXERCISE
EXERCISE PRICES  OUTSTANDING LIFE (IN YEARS)  PRICES   EXERCISABLE  PRICES
---------------  ----------- --------------- --------- ----------- ---------
$4.333-7.667        110,628        8.1        $ 6.814     30,937    $ 6.434
$11.250-17.709    1,483,877        7.8        $13.191    565,501    $13.095
$29.938-39.750       72,500        9.8        $34.733          -          -
$45.875             400,000        9.9        $45.875          -          -
                  ---------        ---        -------    -------    -------
                  2,067,005        8.2        $19.930    596,438    $12.749
                  =========        ===        =======    =======    =======

 (b) Stockholder Rights Plan

  The Company adopted a Stockholder Rights Plan, which provides that the holders of the Company's common stock receive two-thirds of a right ("Right") for each share of the Company's common stock they

                     CELLSTAR CORPORATION AND SUBSIDIARIES
own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00 per one one-thousandth of a share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company's common stock or stock of an acquiror of the Company at a 50% discount. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

 (c) Stock Split

  On May 20, 1997, the Board of Directors approved a three-for-two common stock split, which split was effected in the form of a stock dividend that was distributed on June 17, 1997 to stockholders of record on June 2, 1997. All weighted average historical share, net income (loss) per share and common stock amounts have been retroactively adjusted for the stock split.

(12) COMMITMENTS AND CONTINGENCIES

 (a) Litigation

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

  The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

 (b) Financial Guarantee

  The Company has guaranteed up to RM6.37 million (Malaysian ringgits), $1.8 million as of November 30, 1997, for bank borrowings of its Malaysian joint venture.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

                               FIRST   SECOND    THIRD   FOURTH
                              QUARTER  QUARTER  QUARTER  QUARTER
                              -------- -------  -------  -------
1997
  Total revenues              $256,645 377,562  442,106  406,501
  Gross profit                  31,851  40,646   43,916   40,913
  Net income                     5,982  14,209   16,170   17,272
  Net income per share            0.20    0.48     0.53     0.57
1996
  Total revenues              $204,975 225,571  223,590  293,465
  Gross profit                  32,005  29,628   30,792   45,176
  Net income (loss)                738  (3,052) (12,331)   8,232
  Net income (loss) per share     0.03   (0.11)   (0.43)    0.29

                                  SCHEDULE II

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                        BALANCE AT CHARGED TO CHARGED TO DEDUCTIONS, BALANCE AT
                        BEGINNING  COSTS AND  ACTIVATION   NET OF      END OF
                        OF PERIOD   EXPENSES  INCOME(A)  RECOVERIES    PERIOD
                        ---------- ---------- ---------- ----------- ----------
Allowance for doubtful
 accounts:
  November 30, 1997      $29,023      3,131     1,108       (9,405)    23,857
  November 30, 1996        3,738     27,951     4,610       (7,276)    29,023
  November 30, 1995        2,889      1,839     4,115       (5,105)     3,738
Reserve for inventory
 obsolescence:
  November 30, 1997      $ 8,322      4,830         -      (10,357)     2,795
  November 30, 1996          804      8,718         -       (1,200)     8,322
  November 30, 1995        2,741        466         -       (2,403)       804

(a) The Company, under agent agreements in connection with its retail operations, earns activation commissions from cellular service providers upon engaging subscribers for cellular phone services. The agent agreements also provide for the reduction or elimination of activation commissions if the subscribers deactivate service within a stipulated period. The Company provides an allowance for estimated cellular deactivations to activation income.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   3.1   Amended and Restated Certificate of Incorporation of CellStar
         Corporation.(1)
   3.2   Amended and Restated Bylaws of CellStar Corporation.(14)
   4.1   The Amended and Restated Certificate of Incorporation and Amended and
         Restated Bylaws of CellStar Corporation filed in response to items 3.1 and 3.2 are incorporated in this item by reference.(1)(14)
   4.2   Specimen Common Stock Certificate of CellStar Corporation.(2)
   4.3   Rights Agreement, dated as of December 30, 1996, by and between
         CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as
         Rights Agent ("Rights Agreement").(3)
   4.4   First Amendment to Rights Agreement, dated as of June 18, 1997.(4)
   4.5   Form of Certificate of Designation, Preferences and Rights of Series A
         Preferred Stock of CellStar Corporation ("Certificate of
         Designation")(3)
   4.6   Form of Rights Certificate.(3)
   4.7   Certificate of Correction of Certificate of Designation.(4)
   4.8   Indenture, dated as of October 14, 1997, by and between CellStar
         Corporation and The Bank of New York, as Trustee(13)
  10.1   Employment Agreement, effective as of December 1, 1994, by and between
         CellStar Corporation and Alan H. Goldfield.(2)(15)
  10.2   Employment Agreement, effective as of May 24, 1996, by and between
         CellStar, Ltd., CellStar Corporation and Richard M. Gozia.(5)(15)
  10.3   Employment Agreement by and between CellStar, Ltd., CellStar
         Corporation and Mark Q. Huggins, effective as of January 15,
         1997.(6)(15)
  10.4   Employment Agreement, effective January 22, 1998, by and between
         CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-
         Hsien.(14)(15)
  10.5   Agreement by and between Motorola Inc., by and through its Pan
         American Cellular Subscriber Group, and CellStar, Ltd., effective
         January 1, 1997 (United States).(7)(16)
  10.6   Master Agreement for the Purchase of Products and Inventory
         Maintenance, Assembly and Fulfillment (IAF) Services between Pacific
         Bell Mobile Services and CellStar, Ltd., effective September 20,
         1996.(6)(16)
  10.7   Agreement by and between National Auto Center, Inc. and the Pan
         American Cellular Subscriber Division of Motorola Inc., dated as of
         January 1, 1995 (Latin American and Caribbean Territory).(8)
  10.8   Lease by and between Alan H. Goldfield and National Auto Center, Inc.
         regarding 605 West Airport Freeway, Irving, Texas.(10)(15)
  10.9   Exclusive Cellular Subagent Agreement by and between National Auto
         Center and Alan H. Goldfield d/b/a National Tape.(10)(15)
  10.10  Registration Rights Agreement by and between the Company and Audiovox
         Corporation.(10)
  10.11  Form of Warrant for the purchase of shares of common stock to be issued to Ladenburg, Thalmann & Co., Inc. and Raymond James &
         Associates, Inc.(10)
  10.12  Stock Purchase Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995.(1)
  10.13  Registration Rights Agreement by and between the Company and Motorola
         Inc., dated as of July 20, 1995.(1)
  10.14  Credit Agreement, dated as of October 15, 1997, among CellStar
         Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as
         co-agents, and Texas Commerce Bank National Association, as agent.(14)
  10.15  CellStar Corporation 1993 Amended and Restated Long-Term Incentive
         Plan. (14)(15)
  10.16  CellStar Corporation Amended and Restated Annual Incentive
         Compensation Plan. (6)(15)
  10.17  CellStar Corporation 1994 Amended and Restated Director Nonqualified
         Stock Option Plan. (11)
  10.18  Registration Rights Agreement, dated as of June 2, 1995, between Hong
         An Hsien and CellStar Corporation. (14)(15)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.19  Registration Rights Agreement, entered into as of May 30, 1997, between Leap International PTE LTD and CellStar Corporation(12)
  10.20  Purchase Agreement, dated October 7, 1997, by and among CellStar
         Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc.
         (13)
  10.21  Registration Rights Agreement, dated as of October 14, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase
         Securities Inc. (13)
  10.22  Agreement, dated as of April 28, 1995, by and between CellStar, Ltd.
         and Motorola, Inc., Greater China Cellular Subscriber Division
         (People's Republic of China). (9)
  21.1   Subsidiaries of the Company. (14)
  23.1   Consent of KPMG Peat Marwick LLP. (14)
 27      Financial Data Schedule (14)
  99.1   Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995. (1)

--------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(14) Filed herewith.
(15) The exhibit is a management contract or compensatory plan or arrangement.
(16) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.