Form 10-K/A
period 1997-11-30
CELLSTAR CORP
filed 1998-03-30
CIK 913590

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



  NONE.

                              CELLSTAR CORPORATION
                     INDEX TO FORM 10-K/A, AMENDMENT NO. 1

                                                                          PAGE
                                                                         NUMBER
 Part I.

 Item 1.   Business                                                         *

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


 Part II.

 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                              *

 Item 6.   Selected Consolidated Financial Data                             *

 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        *

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       *

 Item 8.   Consolidated Financial Statements and Supplementary Data         *

 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         *


 Part III.

 Item 10.  Directors and Executive Officers of the Registrant               3

 Item 11.  Executive Compensation                                           5

 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                      10

 Item 13.  Certain Relationships and Related Transactions                  11

 Part IV.

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K                                                              *

--------------------
* Not amended.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in
Part I of this report, which information is incorporated herein by reference.

     The Company's Amended and Restated Certificate of Incorporation provides for a Board of Directors divided into three classes, as nearly equal in number as possible, with the term of office of one class expiring each year at the Company's Annual Meeting of Stockholders. Each class of directors is elected for a term of three years, except in the case of elections to fill vacancies or newly created directorships. Information concerning members of the Board of Directors is set forth below.

CLASS III DIRECTORS  -- TERMS EXPIRING IN 1998

     NAME                                      AGE  CURRENT POSITION
     ----                                      ---  ----------------

     Alan H. Goldfield.......................   54  Chairman of the Board and Chief Executive Officer
     Terry S. Parker.........................   53  Director

CLASS I DIRECTORS--TERMS EXPIRING IN 1999

     NAME                                      AGE  CURRENT POSITION
     ----                                      ---  ----------------

     Richard M. Gozia........................   53  President, Chief Operating Officer and Director
     Sheldon I. Stein........................   44  Director
     Daniel T. Bogar.........................   38  Senior Vice President - Latin American Region and
                                                     Director

CLASS II DIRECTORS - TERMS EXPIRING IN 2000

     NAME                                      AGE  CURRENT POSITION
     ----                                      ---  ----------------

     James L. Johnson........................   70  Director
     John T. Stupka..........................   48  Director

     Set forth below is a description of the backgrounds of each of the directors of the Company.

     ALAN H. GOLDFIELD is a founder of the Company and has been the Chairman of the Board and Chief Executive Officer of the Company since its formation. Mr. Goldfield served as President of the Company from its formation until March 1995, when Terry S. Parker was appointed President, and from August 1996 until December 1996, when Richard M. Gozia was appointed President. Mr. Goldfield serves as an officer and director of the Company pursuant to his employment agreement. See "Item 11. Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements." Mr. Goldfield presently serves on the Employee Stock Option Committee of CellStar's Board of Directors.

     TERRY S. PARKER has served as a director of the Company since March 1995 and served as President and Chief Operating Officer of the Company from March 1995 through July 1996. Mr. Parker served as Senior Vice President of GTE Corporation and President of GTE's Personal Communications Services, GTE's wireless division, from October 1993 until he joined the Company. From 1991 to 1993, Mr. Parker served as President of GTE Telecommunications Products and Services. Prior to 1991, Mr. Parker served as President of GTE Mobile Communications. Mr. Parker serves on the Boards of Directors for HighwayMaster Communications, Inc., EqualNet Corporation and Illinois Superconductor Corporation.

     RICHARD M. GOZIA has been the President and Chief Operating Officer of the Company since December 1996. Mr. Gozia joined CellStar as Executive Vice President -- Administration and Chief Financial Officer in June 1996. He has been a member of the Board of Directors since June 1996. Mr. Gozia serves as an officer and director of the Company pursuant to his employment agreement.
See "Item 11. Executive Compensation -- Employment Contracts and Termination of
Employment and Change in Control Arrangements."   From 1994 to 1996, Mr. Gozia
served as Executive Vice President of SpectraVision, Inc. ("SpectraVision"), a provider of in-room hotel movies. In June 1995, SpectraVision filed for protection under the federal bankruptcy laws. From 1991 to 1994, Mr. Gozia was Chairman and Chief Executive Officer of Wyatt Cafeterias, Inc. In June 1995, Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., filed for protection under the federal bankruptcy laws. Mr. Gozia presently serves on the Employee Stock Option Committee of CellStar's Board of Directors.

     SHELDON I. STEIN has served as a director of the Company since August 1996. Mr. Stein is a Senior Managing Director of and oversees the Southwestern Corporate Finance Department for Bear, Stearns & Co. Inc. Mr. Stein also serves on the Boards of Directors of Fresh America Corp., The Men's Wearhouse, Inc., FirstPlus Financial Group, Inc., Tandycrafts, Inc. and Precept Business Services, Inc. Mr. Stein also serves as a trustee of Brandeis University. Mr. Stein presently serves on the Audit and Compensation Committees of CellStar's Board of Directors.

     DANIEL T. BOGAR has served as Senior Vice President -- Latin American Region since January 1998 and as a director of the Company since July 1994. Mr. Bogar served as Vice President of Latin American Operations from April 1997 to February 1998. From 1993 to 1997, Mr. Bogar served as Vice President of South
American Operations.   From 1991 to 1992, Mr. Bogar managed the Company's
operations in Mexico, and from 1987 to 1991, Mr. Bogar was General Manager of the Company's Houston, Texas operations.

     JAMES L. JOHNSON has served as a director of the Company since March 1994. Mr. Johnson has been Chairman Emeritus of GTE Corporation since May 1992 and served as GTE's Chairman and Chief Executive Officer from April 1988 to April 1992. Mr. Johnson began his career with Southwestern Associated Telephone Company (the predecessor company of GTE Central) in 1949. He has been a member of GTE's Board of Directors since 1985 and is currently a director of Harte Hanks Communications, Inc., M.O.N.Y (Mutual of New York, Inc.), Valero Energy Corp., Walter Industries Incorporated and Finova Group Incorporated (formerly GFC Financial). Mr. Johnson is also past Chairman of the United States Telephone Association. Mr. Johnson presently serves on the Audit and Compensation Committees of CellStar's Board of Directors.

     JOHN T. STUPKA has served as a director of the Company since January 1997. Mr. Stupka has served as President, Chief Executive Officer and director of Mobile Telecommunications Technologies, Inc. since August 1996. From July 1995 to August 1996, Mr. Stupka was Senior Vice President -- Strategic Planning for SBC Communications (formerly Southwestern Bell Telephone Company). From November 1985 to August 1995, Mr. Stupka was President and Chief Executive Officer of Southwestern Bell Mobile Systems. Mr. Stupka presently serves on the Audit and Compensation Committees of CellStar's Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

     To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 1997, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except that Daniel T. Bogar, an executive officer and director of the Company filed one late report covering two transactions.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers who were serving as such on November 30, 1997 (based on salary and bonus earned during fiscal
1997)(collectively, the "Named Executive Officers" or individually, a "Named Executive Officer") for each of the Company's last three fiscal years.

                                                                                LONG TERM COMPENSATION
                                                   ANNUAL COMPENSATION                   AWARDS
                                            --------------------------------   -------------------------
                                                                    OTHER                     SECURITIES
                                                                    ANNUAL      RESTRICTED     UNDERLYING    ALL OTHER
         NAME AND                                                  COMPEN-       STOCK         OPTIONS/       COMPEN-
         PRINCIPAL                          SALARY     BONUS        SATION      AWARDS(S)        SARS         SATION
         POSITION                YEAR         ($)       ($)          ($)          ($)          (#)(1)(2)        ($)
---------------------------     ------      -------   -------    -----------   ---------      ----------    ------------
Alan H. Goldfield                1997       850,000   850,000             --           --              --    24,284/(3)/
     Chairman of the Board       1996       850,000        --             --           --          94,305    22,484/(3)/
      and Chief Executive        1995       850,000        --    59,145/(4)/           --         375,000             --
      Officer

A.S. Horng                       1997       666,662   800,000             --           --          45,000             --
     Chairman, Chief             1996/(5)/    --           --             --           --              --             --
      Executive Officer and      1995/(5)/    --           --             --           --              --             --
      General Manager of
      CellStar (Asia)
      Corporation Limited

Richard M. Gozia                 1997       392,115   397,655             --           --         225,000     8,021/(6)/
     President, Chief            1996       125,000        --             --           --          75,000             --
      Operating Officer and      1995/(5)/     --          --             --           --              --             --
      Director

Daniel T. Bogar                  1997       240,000   240,000             --           --          15,000     4,750/(7)/
     Senior Vice President       1996       200,000    40,000             --           --          44,690             --
      - Latin American           1995       203,333        --             --           --          15,000             --
      Region and Director

Timothy L. Maretti               1997       200,000   200,000             --           --          15,000             --
     Senior Vice President       1996       200,000    60,000             --           --          37,190             --
      -U.S. Region               1995       203,333        --             --           --          15,000             --

-----------------------------------------
(1) Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.
(2) All figures in this column reflect an adjustment for the Company's three-for-two Common Stock split that was effected in the form of a stock dividend in June 1997.
(3)  Consists of life insurance premiums paid by the Company.
(4) Represents $59,145 paid or reimbursed by the Company for medical expenses of Mr. Goldfield and his family. See " -- Employment Contracts and Termination of Employment and Change in Control Arrangements."
(5) In accordance with Item 402 of Regulation S-K promulgated under the Exchange Act, no information is included for fiscal years during which the Named Executive Officer did not serve as an executive officer of the Company.
(6) Consists of $3,271 in life insurance premiums paid by the Company and $4,750 of Company contributions to the Company's 401(k) plan.
(7)  Consists of Company contributions to the Company's 401(k) plan.

OPTION GRANTS DURING 1997 FISCAL YEAR

     The following table provides information related to options granted to the Named Executive Officers during fiscal 1997.

                                                                                     POTENTIAL REALIZABLE
                                                                                            VALUE
                                                                                      AT ASSUMED ANNUAL
                                                                                            RATES
                                                                                        OF STOCK PRICE
                                                                                       APPRECIATION FOR
                                INDIVIDUAL GRANTS                                       OPTION TERM (1)
----------------------------------------------------------------------------------   ---------------------
                         NUMBER OF      % OF TOTAL
                        SECURITIES     OPTIONS/SARS
                        UNDERLYING      GRANTED TO    EXERCISE OR
                       OPTIONS/SARS    EMPLOYEES IN   BASE PRICE
      NAME             GRANTED(#)(2)   FISCAL YEAR     ($/SH)(3)   EXPIRATION DATE     5% ($)     10% ($)
--------------------   ------------    ------------   -----------  ---------------   ---------   ---------
Alan H. Goldfield                 --          --           --                 --         --          --
A.S. Horng               45,000/(4)/         3.7        13.25      January 26, 2007    374,978     950,269
Richard M. Gozia        225,000/(5)/        18.4       11.333     December 19, 2006  1,603,634   4,063,924
Daniel T. Bogar          15,000/(4)/         1.2        13.25      January 26, 2007    124,993     316,756
Timothy L. Maretti       15,000/(4)/         1.2        13.25      January 26, 2007    124,993     316,756

--------------------

 (1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.
 (2) Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights. All share numbers have been adjusted to reflect the Company's three-for-two Common Stock split that was effected in the form of a stock dividend in June 1997.
 (3) Exercise prices have been adjusted to reflect the Company's three-for-two Common Stock split that was effected in the form of a stock dividend in June 1997. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) with Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or (d) in any other form of valid consideration that is acceptable to the Compensation Committee in its sole discretion.
 (4) The options become exercisable with respect to 25% of the shares covered thereby on each of January 27, 1998, 1999, 2000 and 2001. In the event of a "change of control" (as defined in the Company's 1993 Amended and Restated Long-Term Incentive Plan) of the Company, any unexercisable portion of the options will become immediately exercisable. The exercise price is equal to the fair market value of the Common Stock on the date of grant.
 (5) The options become exercisable with respect to 25% of the shares covered thereby on each of December 20, 1997, 1998, 1999 and 2000. In the event of a "change of control" (as defined in the Company's 1993 Amended and Restated Long-Term Incentive Plan) of the Company, any unexercisable portion of the options will become immediately exercisable. The exercise price is equal to the fair market value of the Common Stock on the date of grant.

OPTION EXERCISES DURING 1997 FISCAL YEAR
     AND FISCAL YEAR END OPTION VALUES

     The following table provides information related to options exercised by the Named Executive Officers during the 1997 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                          OPTIONS/SARS                    OPTIONS/SARS
                                                          AT FY-END (#)(1)               AT FY-END ($)(2)
                                                   --------------------------      ---------------------------
                           SHARES         VALUE
                        ACQUIRED ON     REALIZED
        NAME          EXERCISE (#)(1)    ($)(3)    EXERCISABLE  UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
--------------------- ---------------   --------   -----------  -------------      -----------   -------------

Alan H. Goldfield....          --              --    469,305             --         6,103,817             --
A.S. Horng...........          --              --     42,659         73,125           462,351        869,287
Richard M. Gozia.....          --              --     18,750        281,250           353,906      4,333,669
Daniel T. Bogar......      33,440         632,656     13,125         43,126           161,797        539,936
Timothy L. Maretti...      40,940         266,473         --         37,501                --        479,703

--------------------
(1) Figures in this column reflect an adjustment for the Company's three-for-two Common Stock split that was effected in the form of a stock dividend in June 1997.
(2) The closing price for the Company's Common Stock as reported by the Nasdaq Stock Market on November 28, 1997 (the last trading day of fiscal 1997) was $25.875. Value is calculated on the basis of the difference between the option exercise price and $25.875 multiplied by the number of shares of Common Stock underlying the option.
(3) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise related.


COMPENSATION OF DIRECTORS

     During fiscal 1997, each director of the Company who was not an officer or other employee of the Company (an "Independent Director") was entitled to receive an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board or committee of the Board that he attended. In addition, pursuant to the Company's 1994 Amended and Restated Director Nonqualified Stock Option Plan (the "Directors' Plan"), each Independent Director automatically receives an option (the "Initial Option") to purchase 2,500 shares of Common Stock upon becoming a non-employee director of the Company. Beginning in Fiscal 1998, each Independent Director will receive only $750 for each telephonic Board or committee meeting attended. In addition, to the extent that any committee meeting is held on the same day as a full Board meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) will be paid. Also beginning in fiscal 1998, in addition to the Initial Option, each Independent Director will receive an annual grant pursuant to the Company's 1993 Amended and Restated Long-Term Incentive Plan (the "1993 Incentive Plan") of an option (the "Annual Option") to purchase 5,000 shares of Common Stock, which option will be automatically granted on the date of the first full Board meeting following the end of each fiscal year. The Annual Option will vest with respect to 25% of the shares covered thereby on each anniversary of the date of grant and will expire ten years following the date of grant. The exercise price of all options granted to Independent Directors must be equal to the fair market value of the Company's Common Stock on the date of grant.

     Directors who are also employees of the Company receive no additional compensation for serving as directors. All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has entered into employment agreements (collectively, the "Employment Agreements" or individually, an "Employment Agreement") with Mr. Goldfield, Mr. Gozia and Mr. Horng (collectively, the "Executives" and individually, an "Executive"), effective December 1, 1994, May 24, 1996 and January 22, 1998, respectively. The Employment Agreements of Messrs. Goldfield and Horng provide for annual base salaries of $850,000 and $800,000, respectively, subject to increase by the Compensation Committee of the Board of Directors. Mr. Gozia's Employment Agreement originally provided for an annual base salary of $250,000, which salary was increased to $400,000 by the Compensation Committee upon Mr. Gozia's promotion to President and Chief Operating Officer in December 1996. Each of the Employment Agreements also provides that the Executive is eligible to receive an annual bonus.

     The Company is obligated under the Employment Agreements to provide to Mr. Goldfield, Mr. Gozia and Mr. Horng (i) life insurance policies with face amounts of $5,000,000, $1,250,000 and $4,000,000, respectively, and (ii) disability insurance policies with annual disability benefits of $300,000, $200,000 and $640,000, respectively, until attainment of age 65. In addition, the Company is obligated to pay or reimburse each Executive for all medical and dental expenses incurred by him or his spouse or dependents. The Company has in place insurance to cover a portion of such expenses.

     Mr. Goldfield's Employment Agreement expires on the fifth anniversary of the date on which the Board of Directors notifies Mr. Goldfield that it has determined to fix the expiration date of the Employment Agreement. The Employment Agreements of Mr. Gozia and Mr. Horng each have a five-year term. All of the Employment Agreements are subject to earlier termination as follows: (i) by the Company (a) due to the disability of the Executive, (b) for "cause" or
(c) without "cause"; or (ii) by the Executive (a) upon a material breach by the Company of the Employment Agreement ("Company Breach"), (b) within twelve months of a "change in control" or (b) without "good reason" (i.e., for any reason other than Company Breach). If Mr. Goldfield terminates his employment due to Company Breach or if he is terminated by the Company without "cause," he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus five times the sum of (a) his base salary plus (b) the average of his annual incentive payments for the preceding two years. If either Mr. Gozia or Mr. Horng terminates his employment due to Company Breach or if either of them is terminated by the Company without "cause," he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the average of his annual incentive payments for the preceding two years (one year for Mr. Horng) divided by 365 and multiplied by (ii) the number of days remaining in the term of his Employment Agreement. In the event of termination of employment after a "change in control," each of the Executives will be entitled to receive an amount equal to $100 less than three times his "annualized includable compensation," which is the maximum payment permitted by the Internal Revenue Code that does not constitute an "excess parachute payment."

     Under the Employment Agreements, a termination will be deemed to be "without cause" if it is for any reason other than due to the disability of the Executive or for "cause." A termination will generally be considered to be for "cause" if it is due to the Executive's (i) willful gross misconduct, (ii) conviction of a felony or (iii) material breach of his Employment Agreement. In addition, the Employment Agreements of Messrs. Gozia and Horng provide that a termination will also be deemed to be for "cause" if it is due to his gross incompetence or failure to follow directions of the Board of Directors. For purposes of the Employment Agreements, a "change in control" will be deemed to occur upon the occurrence of any of the following: (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (3) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (4) the cessation of control (by virtue of their not constituting a majority of directors) of the Company's Board of Directors by the

Continuing Directors (as defined); (5) the acquisition of beneficial ownership of 15% of the voting power of the Company's outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the date of the Employment Agreement or the acquisition of beneficial ownership of an additional 5% of the voting power of the Company's outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the date of the Employment Agreement, in each case subject to certain exceptions; or (6) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7. In addition, the Employment Agreements of Messrs. Gozia and Horng each provide that a "change in control" will be deemed to occur (subject to certain exceptions) upon the execution by the Company and a stockholder of a contract that by its terms grants such stockholder (in its, his or her capacity as a stockholder) or such stockholder's affiliate, including, without limitation, such stockholder's nominee to the Board of Directors (in its, his or her capacity as an affiliate of such stockholder), the right to veto or block decisions or actions of the Board of Directors.

     The Employment Agreements also provide that the Executives will be indemnified by the Company to the fullest extent permitted by law. The right of Mr. Goldfield and Mr. Gozia to indemnification is protected by a right to require the Company to establish and fund a trust for their indemnification after a change in control or a potential change in control. The Employment Agreements also include non-competition and confidentiality provisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of February 28, 1998, by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) the Named Executive Officers; (iii) each director and nominee for director of the Company; and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                     AMOUNT AND NATURE
      NAME OF BENEFICIAL OWNER OR GROUP           OF BENEFICIAL OWNERSHIP        PERCENT OF CLASS
      ---------------------------------           -----------------------        ----------------
Nicholas-Applegate Capital Management/ (1)/              1,959,168/(2)/                6.7%

Gardner Lewis Asset Management /(3)/.......              1,487,400/(4)/                5.1%

George D. Bjurman & Associates /(5)/.......              1,482,480/(6)/                5.0%

     George Andrew Bjurman /(5)/...........

     Owen Thomas Barry III /(5)/...........

FMR Corp./(16)/............................              3,399,025/(17)/             11.5%

     Edward C. Johnson 3d (16).............

     Abigail P. Johnson (16)...............

Alan H. Goldfield /(7)/....................             10,313,055/(8)/              34.7%

A.S. Horng.................................              1,248,284/(9)/               4.2%

Richard M. Gozia...........................                 77,000/(10)/                 *

Daniel T. Bogar............................                 33,691/(11)/                 *

Timothy L. Maretti.........................                 15,001/(12)/                 *

James L. Johnson...........................                 15,000/(13)/                 *

Terry S. Parker............................                  3,750/(13)/                 *

John T. Stupka.............................                  3,750/(13)/                 *

Sheldon I. Stein...........................                 20,650/(13)(14)/             *

Current Directors and Executive Officers
  as a Group...............................             10,596,731/(15)/              35.4%

---------------------------

*  Less than 1%.

(1) The address for Nicholas-Applegate Capital Management ("Applegate Capital") is 600 West Broadway, 29th Floor, San Diego, California 92101.

(2) Based on a Schedule 13G, dated February 3, 1998, filed with the SEC by Applegate Capital. Applegate Capital reported sole voting power with respect to 1,415,358 shares, shared voting power with respect to 14,914 shares and sole dispositive power with respect to all 1,959,168 shares.

(3) The address for Gardner Lewis Asset Management ("Gardner Lewis") is 285 Wilmington - West Chester Pike, Chadds Ford, Pennsylvania 19317.

(4) Based on a Schedule 13G, dated February 13, 1998, filed with the SEC by Gardner Lewis. Gardner Lewis reported sole voting power with respect to 1,330,050 shares, shared voting power with respect to 18,050 shares and sole dispositive power with respect to all 1,487,400 shares.
                                      10

(5) The address for George D. Bjurman & Associates ("Bjurman & Associates" ), George Andrew Bjurman and Owen Thomas Barry III is 10100 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90067.

(6) Based on a Schedule 13G, dated February 13, 1995, which was jointly filed with the SEC by Bjurman & Associates, George Andrew Bjurman and Owen Thomas Barry III (collectively, the "Bjurman Reporting Persons"). According to such Schedule 13G, Messrs. Bjurman and Barry may, as a result of their ownership in and positions with Bjurman & Associates, be deemed to be indirect beneficial owners of the securities held by Bjurman & Associates. The Bjurman Reporting Persons reported shared voting and dispositive power with respect to all 1,482,480 shares. Share information has been adjusted to reflect the Company's three-for-two Common Stock split that was effected in the form of a stock dividend in June 1997.

(7) The address for Mr. Goldfield is 1730 Briercroft Court, Carrollton, Texas 75006.

(8) Includes 1,185,000 shares that are subject to a revocable (upon 90 days written notice) proxy granted to Mr. Goldfield by Mr. A.S. Horng, which proxy gives Mr. Goldfield the right to vote such shares. Also includes 375,000 shares subject to options granted under the 1993 Incentive Plan, which options are exercisable within 60 days.

(9) Includes 1,185,000 shares that are subject to a revocable (upon 90 days written notice) proxy to vote such shares held by Alan H. Goldfield. Also includes 30,000 shares subject to options granted under the 1993 Incentive Plan, which options are exercisable within 60 days.

(10) Includes 75,000 shares subject to options granted under the 1993 Incentive Plan, which options are exercisable within 60 days.

(11) Includes 1,450 shares held by Mr. Bogar's wife and 850 shares held jointly with Mr. Bogar's wife. Also includes 30,001 shares subject to options granted under the 1993 Incentive Plan, which options are exercisable within 60 days.

(12) Includes 15,001 shares subject to options granted under the 1993 Incentive Plan, which options are exercisable within 60 days.

(13) Includes 3,750 shares subject to options granted under the Directors' Plan, which options are exercisable within 60 days.

(14) Includes an aggregate of 900 shares held in three separate trusts for the benefit of Mr. Stein's three children. Mr. Stein has no voting or dispositive power with respect to these shares and, therefore, disclaims beneficial ownership of such shares.

(15) In addition to the ownership of the directors and executive officers listed in the table and more fully described in footnotes 8 through 14 above, includes 50,250 shares subject to options granted under the 1993 Incentive Plan, which options are exercisable within 60 days.

(16) The address for FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson is 82 Devonshire Street, Boston, Massachusetts 02109.

(17) Based on Schedule 13G, dated March 10, 1998, which was jointly filed with the SEC by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company. FMR Corp., through its subsidiary Fidelity Management & Research Company (which beneficially owns 3,264,325 shares of Common Stock), owns 171,675 of such shares based on the assumed conversion of $9,500,000 principal amount of the Company's 5% Convertible Subordinated Notes Due 2002. FMR Corp. and Mr. Johnson have reported sole voting power with respect to 100,600 shares of Common Stock, sole dispositive power with respect to 3,399,025 shares of Common Stock and no voting power with respect to 3,298,425 shares of Common Stock. Abigail P. Johnson has reported no voting power with respect to any of the shares of Common Stock and sole dispositive power with respect to 3,399,025 shares of Common Stock. Mr. Johnson and Abigail P. Johnson are reporting persons due to their controlling positions with FMR Corp.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From the beginning of fiscal 1997 through February 28, 1998, the Company sold approximately $144,000 in inventory to National Tape, a sole proprietorship owned by Mr. Alan H. Goldfield, the Company's Chairman of the Board and Chief Executive Officer. The Company's cost of sales for such inventory was approximately $139,000. National Tape, a retailer of cellular telephones and related products in Dallas, Texas, and a subagent of the Company, receives the Company's activation commission from Southwestern Bell Mobile Systems ("SBMS") when it performs activations for customers who subscribe for cellular service; the Company receives the residual payments from SBMS for subscriber usage. The Company believes that the terms of these transactions between National Tape and the Company are not substantially less favorable to the Company than terms given to unrelated parties.

     The Company leases a 16,500 square foot facility with retail and warehouse space from Mr. Goldfield in Irving, Texas. The lease agreement, which was entered into in October 1993, has a five-year term and provides for a monthly rental payment of $11,500, subject to an annual adjustment based on changes in the consumer price index. Lease payments from the beginning of fiscal year 1997 through February 28, 1998 totaled $172,500. The Company believes that the terms of the lease are no less favorable than terms available from unrelated parties for comparable retail/warehouse premises.

     During fiscal 1997, Mr. Daniel T. Bogar, an executive officer and a member of the Board of Directors of the Company, was indebted to the Company for an aggregate principal amount of $125,000 (the "Indebtedness"). Of the Indebtedness, $85,000 was incurred effective February 11, 1994, and bore interest at a rate equal to the prime rate published by Texas Commerce Bank plus 0.5%, and $40,000 was incurred effective February 1, 1996, and bore interest at an annual rate of 6.0%. As of August 1997, all of the Indebtedness was either repaid or forgiven. The largest aggregate amount of Indebtedness outstanding since its incurrence was $153,280.

     The Company's Hong Kong subsidiary, CellStar (Asia) Corporation Limited ("CellStar Asia"), advanced approximately $150,000 to Mr. A.S. Horng, an executive officer of the Company, in September 1996 to assist the Company in establishing its operations in Taiwan. In March 1997, Mr. Horng repaid in full the amount loaned to him by CellStar Asia without interest. Mr. Horng in turn advanced approximately $120,000 of such proceeds to the Company's wholly-owned entity in Taiwan, CellStar Telecommunication Taiwan Co., Ltd. ("CellStar Taiwan"). In March 1997, CellStar Taiwan repaid to Mr. Horng substantially all of the amounts advanced on its behalf. As of February 28, 1998, CellStar Taiwan owed Mr. Horng approximately $3,000. No interest was paid to Mr. Horng.

     In January 1998, the Company loaned Mr. Horng $499,260, which Mr. Horng used to pay the exercise price for employee stock options that would have expired in January. The loan does not bear interest and is repayable in full upon the earliest to occur of (i) the sale of the shares received upon exercise of the employee stock options or (ii) the expiration of 180 days from the date the indebtedness was incurred. The largest aggregate amount of indebtedness outstanding pursuant to such loan since its incurrence was $499,260, all of which was outstanding at February 28, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CELLSTAR CORPORATION

                                                /s/ Mark Q. Huggins
                                        By: _______________________________
                                                     Mark Q. Huggins
                                                     Senior Vice President-
                                                     Administration, Chief
                                                     Financial Officer and
                                                     Treasurer

                                        Date: March 30, 1998