Form 10-Q
period 1998-02-28
CELLSTAR CORP
filed 1998-04-13
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended February 28, 1998


                                      or



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


  On April 3, 1998, there were 29,432,447 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                       Page Number
------   ---------------------                                       -----------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         February 28, 1998 and November 30, 1997                          3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three months ended February 28, 1998 and 1997                    4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
         Three months ended February 28, 1998                             5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Three months ended February 28, 1998 and 1997                    6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)           7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK.                                                           11

PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                               12

Item 2.  CHANGES IN SECURITIES                                           12

Item 3.  DEFAULTS UPON SENIOR SECURITIES                        `        12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

Item 5.  OTHER INFORMATION                                               12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                  February 28,  November 30,
                                                                      1998         1997
                                                                  ------------- ------------
Assets

Current assets:
   Cash and cash equivalents                                       $  80,956        74,646
   Accounts receivable (less allowance for doubtful accounts of
        $24,716 and $23,857, respectively)                           220,625       176,032
   Inventories                                                       181,269       190,404
   Deferred income tax assets                                          4,572         2,457
   Prepaid expenses                                                    6,411         2,661
                                                                   ---------     ---------
      Total current assets                                           493,833       446,200
Property and equipment, net                                           23,420        22,877
Goodwill (less accumulated amortization of $2,708
      and $2,378, respectively)                                       23,277        17,616
Other assets                                                          10,548        10,418
                                                                   ---------     ---------
                                                                   $ 551,078       497,111
                                                                   =========     =========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $ 166,867       160,614
   Notes payable to financial institutions                            21,400            --
   Accrued expenses                                                   15,858        13,545
   Income taxes payable                                               18,039        11,044
   Deferred income tax liabilities                                     1,093         1,043
                                                                   ---------     ---------
      Total current liabilities                                      223,257       186,246
Long-term debt                                                       150,000       150,000
                                                                   ---------     ---------
      Total liabilities                                              373,257       336,246
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued                                                       --            --
   Common stock, $.01 par value, 45,000,000 shares
        authorized; 29,383,571 and 29,249,420 shares issued and
        outstanding, respectively                                        294           293
   Additional paid-in capital                                         75,503        72,985
   Common stock warrants                                                   4             4
   Foreign currency translation adjustments                           (6,280)       (6,469)
   Retained earnings                                                 108,300        94,052
                                                                   ---------     ---------
      Total stockholders' equity                                     177,821       160,865
                                                                   ---------     ---------
                                                                   $ 551,078       497,111
                                                                   =========     =========


See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Three months ended February 28, 1998 and 1997
                                   (Unaudited)
                      (In thousands, except per share data)


                                                  1998         1997
                                               ---------    ---------

Revenues:
   Net product sales                           $ 394,989      245,506
   Activation income                               9,346        8,013
   Residual income                                 2,410        3,126
                                               ---------    ---------
      Total revenues                             406,745      256,645

Cost of sales                                    365,335      224,794
                                               ---------    ---------
   Gross profit                                   41,410       31,851

Selling, general and administrative expenses      22,737       21,760
                                               ---------    ---------

   Operating income                               18,673       10,091

Other income (expense):
   Interest expense                               (2,520)      (1,713)
   Other, net                                        609           88
                                               ---------    ---------
      Total other income (expense)                (1,911)      (1,625)
                                               ---------    ---------
   Income before income taxes                     16,762        8,466

Provision for income taxes                         2,514        2,484
                                               ---------    ---------

   Net income                                  $  14,248        5,982
                                               =========    =========

Net income per share:
   Basic                                       $    0.49         0.21
                                               =========    =========
   Diluted                                     $    0.47         0.20
                                               =========    =========

















See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Three months ended February 28, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                            Foreign
                                                     Additional   Common    currency
                                      Common Stock     paid-in    stock    translation  Retained
                                      ------------
                                    Shares    Amount   capital   warrants  adjustments  earnings   Total
                                   --------  -------- --------- ---------- ----------- ---------- -------

Balance at November 30, 1997        29,249   $   293    72,985         4     (6,469)     94,052   160,865
    Net income                          --        --        --        --         --      14,248    14,248
    Common stock issued
       under stock option plans        135         1     2,518        --         --          --     2,519
    Foreign currency translation
       adjustment                       --        --        --        --        189          --       189
                                   -------   -------   -------   -------    -------     -------   -------
Balance at February 28, 1998        29,384   $   294    75,503         4     (6,280)    108,300   177,821
                                   =======   =======   =======   =======    =======     =======   =======























See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Three months ended February 28, 1998 and 1997
                                  (Unaudited)
                                (In thousands)


                                                                              1998         1997
                                                                          -----------   ----------

Cash flows from operating activities:
   Net income                                                              $ 14,248       5,982
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
           Depreciation and amortization                                      1,356       1,154
           Deferred income taxes                                             (2,300)        302
           Changes in operating assets and liabilities
            net of effects from acquisition of business:
              Accounts receivable                                           (36,792)     21,081
              Inventories                                                    12,174       3,995
              Prepaid expenses                                               (3,331)       (406)
              Other assets                                                     (403)       (179)
              Accounts payable                                              (26,715)    (30,040)
              Accrued expenses                                               (1,754)         (5)
              Income taxes payable                                            6,871       1,569
                                                                           --------    --------
                  Net cash (used in) provided by operating activities       (36,646)      3,453
                                                                           --------    --------

Cash flows from investing activities:
   Purchases of property and equipment                                       (1,302)       (677)
   Acquisition of business, net of cash acquired                             (2,442)         --
                                                                           --------    --------
                  Net cash used in investing activities                      (3,744)       (677)
                                                                           --------    --------

Cash flows from financing activities:
   Net borrowings on notes payable to financial institutions                 21,400       9,078
   Bank overdraft                                                            23,296          --
   Principal payments on long-term debt                                          --        (153)
   Net proceeds from issuance of common stock                                 2,004         459
                                                                           --------    --------
                  Net cash provided by financing activities                  46,700       9,384
                                                                           --------    --------

Net increase in cash and cash equivalents                                     6,310      12,160
Cash and cash equivalents at beginning of period                             74,646      27,296
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $ 80,956      39,456
                                                                           ========    ========














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

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

(2)  Accounting Pronouncement

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), effective December 1, 1997. Statement 128 changes the manner in which the Company calculates and presents its net income per share and requires net income per share amounts for all prior periods to be restated to conform to the new presentation. The adoption of Statement 128 did not have a material effect on the Company's net income per share amounts. A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended February 28, 1998 and 1997 follows (in thousands, except per share data):

                                                             1998                              1997
                                                 -----------------------------    ----------------------------
                                                  Net               Net income     Net              Net income
                                                 income    Shares   per share     income   Shares   per share
                                                 -------   -------  ----------    -------  -------  ----------
Basic income per share:
    Net income                                   $14,248        --                  5,982       --
    Weighted average number of shares                 --    29,314                     --   28,914
                                                 -------   -------                -------  -------
         Basic net income per share              $14,248    29,314       0.49       5,982   28,914       0.21
                                                 =======   =======    =======     =======  =======    =======

Diluted income per share:
    Net income                                   $14,248        --                  5,982       --
    Interest on convertible notes                  1,125        --                     --       --
                                                 -------   -------                -------  -------
         Adjusted net income                      15,373        --                  5,982       --


    Weighted average number of shares                 --    29,314                     --   28,914
    Effect of dilutive securities:
         Warrants                                     --       404                     --      185
         Options                                      --       520                     --      550
         Convertible notes                            --     2,711                     --       --
                                                 -------   -------                -------  -------
           Total effect of dilutive securities        --     3,635                     --      735
                                                 -------   -------                -------  -------
         Diluted net income per share            $15,373    32,949      0.47        5,982   29,649       0.20
                                                 =======   =======   =======      =======  =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading global provider of wireless communications products, primarily handsets. From fiscal 1993 to fiscal 1997, the Company's total revenues grew from $275.4 million to $1,482.8 million. The Company accomplished this growth in both U.S. and international sales by focusing its efforts on the cellular phone industry. To date, U.S. sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices. The Company's international sales of wireless communications products have increased primarily as a result of its entry into the Asia-Pacific Region and the Latin American Region. The Company's net income per share increased from $0.39 to $1.78 between its fiscal years ended November 30, 1993 and 1997.

     The Company's revenues are grouped into three categories: net product sales, activation income and residual income. Net product sales include sales of handsets and other wireless communications products and revenues from fulfillment and other value-added services. Activation income includes commissions paid by a cellular carrier when a customer initially subscribes for cellular service through the Company. Residual income includes payments received from carriers based on the cellular phone usage by customers activated by the Company.


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "should," "anticipates," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales and inflation could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

RESULTS OF OPERATIONS

  The following table sets forth certain unaudited consolidated statement of operations data for the Company expressed as a percentage of total revenues for the three months ended February 28, 1998 and 1997:

                                                 1998         1997
                                              ----------   ----------

Revenues:
    Net product sales                               97.1 %       95.7 %
    Activation income                                2.3          3.1
    Residual income                                  0.6          1.2
                                              ----------   ----------
        Total revenues                             100.0        100.0
Cost of sales                                       89.8         87.6
                                              ----------   ----------
    Gross profit                                    10.2         12.4
Selling, general and administrative expenses         5.6          8.5
                                              ----------   ----------
    Operating income                                 4.6          3.9
Other income (expense):
    Interest expense                                (0.6)        (0.6)
    Other, net                                       0.1            -
                                              ----------   ----------
        Total other income (expense)                (0.5)        (0.6)
                                              ----------   ----------
    Income before income taxes                       4.1          3.3
Provision for income taxes                           0.6          1.0
                                              ----------   ----------
    Net income                                       3.5 %        2.3 %
                                              ==========   ==========

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

        Revenues. The Company's total revenues increased $150.1 million, or 58.5%, from $256.6 million to $406.7 million.

        U.S. revenues increased by $77.7 million, or 50.3%, primarily from an increase in net product sales of $80.8 million, or 54.6%, from $148.1 million to $228.9 million. The increase in net product sales was largely due to the growth in sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. In addition, the U.S. operations achieved growth in net product sales from distribution and fulfillment contracts for the provision of products and value-added services. U.S. activation income decreased primarily from the closing of the remaining 21 Communication Centers during August 1997.

        Net product sales in the Asia-Pacific Region increased $12.5 million, or 19.1%, from $65.3 million to $77.8 million. The Company's operations in the People's Republic of China ("PRC"), primarily Hong Kong, provided $57.8 million in net product sales, an increase of $6.1 million, or 11.8%, from $51.7 million. The higher revenue level resulted from the expansion in overall demand for wireless handsets in the region, particularly in the PRC. Net product sales from the Company's Singapore operations decreased $2.8 million, or 27.2%, from $10.3 million to $7.5 million. This decrease was due to reduced demand for wireless products as a result of the general economic, financial and currency problems in the region. The Company's operations in Taiwan provided $12.6 million of net product sales, an increase of $9.3 million, or 281.8%, from $3.3 million. This sharp increase was due to the entry of several new carriers into the wireless market in the first fiscal quarter of 1998. The Asia-Pacific operations are substantially wholesale related, and, as a result, activation income was not significant.

        The Company's operations in the Latin American Region provided $53.4 million of net product sales compared to $21.9 million, a $31.5 million, or 143.8%, increase. Net product sales in Mexico, Venezuela and Argentina increased $25.3 million, $4.9 million and $3.5 million, respectively. Net product sales in the remainder of the region decreased $2.2 million, primarily in Brazil. The increase in Mexico was the result of a change in promotional strategy by the principal cellular carrier, which began subsidizing cellular phone units in the Company's fourth fiscal quarter of 1997. The increase in Venezuela was fueled by the Company's prepaid cellular business. The increase in Argentina was due to improved market penetration and a change whereby the calling party pays for the call, which began in the latter half of 1997. The decline in Brazil was principally due to the continuing failure of the Brazilian government to authorize additional wireless phone lines and the Company's emphasis on sales to South American exporters from its Miami, Florida warehouse. Activation and residual income generated by the Company's operations in the Latin American Region increased from $3.7 million to $8.0 million. Most of the increase was due to activation income from the Company's Venezuelan prepaid cellular business and its operations in Mexico, which benefited from the aforementioned carrier promotional strategy.

        The Company's European operations recorded net product sales of $34.8 million, an increase of $24.6 million, or 241.2%, from $10.2 million. This increase reflects continued growth from the Company's U.K. operation and net product sales from the recently acquired operation in Sweden.

        Gross Profit. Gross profit increased $9.5 million, from $31.9 million to $41.4 million, while, as a percentage of total revenues, gross profit decreased from 12.4% to 10.2%. The increase in gross profit was due to the increase in net product sales. The decrease in gross profit as a percentage of total revenues was due primarily to an increase in wholesale net product sales relative to retail revenues, which have a higher gross profit margin than wholesale net product sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 4.1%, from $21.8 million to $22.7 million. The increase was related principally to infrastructure costs incurred in connection with the Company's growth in net product sales. Overall, the Company reduced selling, general and administrative expenses as a percentage of total revenues from 8.5% to 5.6%. Bad debt expense as a percentage of total revenues decreased from 0.7% to 0.4%.

        Interest Expense. Interest expense increased to $2.5 million from $1.7 million as a result of an increase in long-term debt.

        Income Taxes. Income tax expense was comparable; however, the Company's effective tax rate decreased to 15.0% from 29.3%. The lower effective tax rate was attributable to the continued benefit from certain tax advantages in Hong Kong that allow offshore sales to be exempted from tax, as well as higher income before income taxes primarily in Hong Kong and Latin America, which generally have lower statutory tax rates compared to the United States. The utilization of net operating loss carryforwards, primarily in Latin America, also reduced the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

        During this quarter, the Company relied primarily on cash generated from operations and borrowings under its $135.0 million Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At April 7, 1998, the Company had available all of the $135.0 million borrowing capacity.

        At February 28, 1998, the Company had $81.0 million of cash and cash equivalents, an increase of $6.3 million since November 30, 1997. The increase resulted primarily from cash generated from operating activities outside the United States. Historically, a significant amount of the Company's cash has resided outside the United States, primarily in its Asia-Pacific Region subsidiaries. The Company is currently utilizing its recently-established global agency treasury center in Dublin, Ireland, to pool certain of its global cash resources primarily to fund acquisitions and working capital requirements where needed. This approach should allow the Company to better utilize its cash worldwide, while minimizing income taxes. Additionally, the Company's accounts receivable have increased since November 30, 1997, primarily due to sales activity in the latter portion of the quarter in Mexico and Venezuela and the inclusion of accounts receivable from the recently acquired Swedish operation.

        The Company anticipates that available cash, amounts available under the Facility and cash generated from operations will be sufficient to satisfy its capital requirements and current expansion plans for fiscal 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        No material developments have occurred in the Company's legal proceedings previously reported in the Company's Annual Report on Form 10-K for its 1997 fiscal year.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS


 3.1    Amended and Restated Certificate of Incorporation of CellStar
        Corporation.(1)

 3.2    Amended and Restated Bylaws of CellStar Corporation.(3)

 4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference.(1)(3)

 4.2    Specimen Common Stock Certificate of CellStar Corporation.(2)

 4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement").(4)

 4.4    First Amendment to Rights Agreement, dated as of June 18, 1997.(5)

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of
        Designation").(4)

 4.6    Form of Rights Certificate.(4)

 4.7    Certificate of Correction of Certificate of Designation.(5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and The Bank of New York, as Trustee.(6)

 10.1 First Amendment, dated as of February 20, 1998, to Credit Agreement dated as of October 15, 1997, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association.(7)


 27.1   Financial Data Schedule.(7)
------------------------------------


  (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
  (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
  (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
  (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
  (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
  (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
  (7)   Filed herewith.



  (b)  REPORTS ON FORM 8-K


        A report on Form 8-K dated January 14, 1998, filed January 22, 1998, was filed to report, under Item 5 and Item 7 therein, the Company's fourth quarter and fiscal year financial results. The Company included as an exhibit to such report a press release containing the following financial statements: (i) Consolidated Statements of Operations for the Three Months ended November 30, 1997 and 1996 and for the Years Ended November 30, 1997 and 1996; and (ii) Condensed Consolidated Balance Sheets for the Years Ended November 30, 1997 and 1996.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CELLSTAR CORPORATION



                                    By: /s/ MARK Q. HUGGINS
                                       ------------------------------------
                                       Mark Q. Huggins,
                                       Senior Vice President-Administration
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



                                    By: /s/ EVELYN HENRY MILLER
                                       ------------------------------------
                                       Evelyn Henry Miller,
                                       Vice President and  Corporate Controller
                                       (Principal Accounting Officer)



                                    Date:  April 13, 1998

                                 EXHIBIT INDEX
                               -----------------


Exhibit
  No.                       Description
-------     ----------------------------------------------

 3.1        Amended and Restated Certificate of Incorporation of CellStar
            Corporation.(1)

 3.2        Amended and Restated Bylaws of CellStar Corporation.(3)

 4.1 The Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. (1)(3)

 4.2        Specimen Common Stock Certificate of CellStar Corporation.(2)

 4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement").(4)

 4.4        First Amendment to Rights Agreement, dated as of June 18, 1997.(5)


 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").(4)

 4.6        Form of Rights Certificate.(4)

 4.7        Certificate of Correction of Certificate of Designation.(5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and The Bank of New York, as Trustee.(6)

 10.1 First Amendment, dated as of February 20, 1998, to Credit Agreement dated as of October 15, 1997, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association.(7)

 27.1       Financial Data Schedule.  (7)

-----------------------------------------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(7)         Filed herewith.