Form 10-Q
period 1998-05-31
CELLSTAR CORP
filed 1998-07-14
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1998

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

     On June 30, 1998, there were 58,956,968 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q



                                                                     Page
PART I - FINANCIAL INFORMATION                                      Number
------------------------------                                      ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         May 31, 1998 and November 30, 1997                            3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and six months ended May 31, 1998 and 1997              4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
         Six months ended May 31, 1998                                 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Six months ended May 31, 1998 and 1997                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)        7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           9

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   13

PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS                                            14

Item 2.  CHANGES IN SECURITIES                                        14

Item 3.  DEFAULTS UPON SENIOR SECURITIES                              14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

Item 5.  OTHER INFORMATION                                            15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

                          PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       May 31,    November 30,
                                                                        1998          1997
                                                                      --------    ------------
Assets

Current assets:
      Cash and cash equivalents                                      $  40,173       74,646
      Accounts receivable (less allowance for doubtful accounts of
           $26,483 and $23,857, respectively)                          267,942      176,032
      Inventories                                                      205,162      190,404
      Deferred income tax assets                                         6,092        2,457
      Prepaid expenses                                                   6,181        2,661
                                                                     ---------    ---------
           Total current assets                                        525,550      446,200
Property and equipment, net                                             24,550       22,877
Goodwill (less accumulated amortization of $3,109
      and $2,378, respectively)                                         34,587       17,616
Other assets                                                            10,385       10,418
                                                                     ---------    ---------
                                                                     $ 595,072      497,111
                                                                     =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                               $ 197,602      160,614
      Notes payable to financial institutions                           13,232            -
      Accrued expenses                                                  20,695       13,545
      Income taxes payable                                              18,562       11,044
      Deferred income tax liabilities                                      244        1,043
                                                                     ---------    ---------
           Total current liabilities                                   250,335      186,246
Long-term debt                                                         150,000      150,000
                                                                     ---------    ---------
           Total liabilities                                           400,335      336,246

Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
           authorized; none issued                                           -            -
      Common stock, $.01 par value, 200,000,000 shares
           authorized; 58,956,968 and 29,249,420 shares
           issued and outstanding, respectively                            590          293
      Additional paid-in capital                                        76,463       72,985
      Common stock warrants                                                  4            4
      Foreign currency translation adjustments                          (7,219)      (6,469)
      Retained earnings                                                124,899       94,052
                                                                     ---------    ---------
           Total stockholders' equity                                  194,737      160,865
                                                                     ---------    ---------
                                                                     $ 595,072      497,111
                                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                             Three months               Six months
                                             ended May 31,             ended May 31,
                                         1998          1997         1998         1997
                                       ---------      -------      -------      -------
Revenues                               $ 445,660      377,562      852,405      634,207

Cost of sales                            400,758      336,916      766,093      561,710
                                       ---------    ---------    ---------    ---------
     Gross profit                         44,902       40,646       86,312       72,497

Selling, general and
     administrative expenses              23,718       22,003       46,455       43,763
                                       ---------    ---------    ---------    ---------

     Operating income                     21,184       18,643       39,857       28,734

Other income (expense):
     Interest expense                     (2,617)      (1,791)      (5,137)      (3,505)
     Other, net                              962          988        1,571        1,077
                                       ---------    ---------    ---------    ---------
        Total other income (expense)      (1,655)        (803)      (3,566)      (2,428)
                                       ---------    ---------    ---------    ---------
     Income before income taxes           19,529       17,840       36,291       26,306

Provision for income taxes                 2,930        3,631        5,444        6,115
                                       ---------    ---------    ---------    ---------

     Net income                        $  16,599       14,209       30,847       20,191
                                       =========    =========    =========    =========

Net income per share:
        Basic                          $    0.28         0.25         0.52         0.35
                                       =========    =========    =========    =========

        Diluted                        $    0.27         0.24         0.50         0.34
                                       =========    =========    =========    =========






See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                          Six months ended May 31, 1998
                                   (Unaudited)
                                 (In thousands)

                                                                                    Foreign
                                        Common Stock      Additional     Common     currency
                                        ------------        paid-in      stock    translation  Retained
                                       Shares    Amount     capital     warrants  adjustments  earnings    Total
                                     --------   --------  ----------    --------  -----------  --------   -------
Balance at November 30, 1997           29,249   $    293     72,985           4     (6,469)     94,052    160,865
      Net income                            -          -          -           -          -      30,847     30,847
      Common stock issued under
          stock option plans              230          2      3,773           -          -           -      3,775
      Two-for-one common
          stock split                  29,478        295       (295)          -          -           -          -
      Foreign currency translation
          adjustment                        -          -          -           -       (750)          -       (750)
                                     --------   --------   --------    --------   --------    --------   --------
Balance at May 31, 1998                58,957   $    590     76,463           4     (7,219)    124,899    194,737
                                     ========   ========   ========    ========   ========    ========   ========


See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended May 31, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)

                                                                        1998        1997
                                                                      --------    --------
Cash flows from operating activities:
      Net income                                                      $ 30,847      20,191
      Adjustments to reconcile net income to net cash (used in)
           provided by operating activities:
                Depreciation and amortization                            3,797       2,345
                Deferred income taxes                                   (3,639)       (106)
                Changes in operating assets and liabilities
                   net of effects from acquisitions of businesses:
                     Accounts receivable                               (81,428)     (5,399)
                     Inventories                                        (8,454)    (26,513)
                     Prepaid expenses                                   (2,070)     (2,503)
                     Other assets                                         (811)       (360)
                     Accounts payable                                  (21,440)     25,671
                     Accrued expenses                                     (240)      3,986
                     Income taxes payable                                7,394       6,990
                                                                      --------    --------
                          Net cash (used in) provided by operating
                            activities                                 (76,044)     24,302
                                                                      --------    --------

Cash flows from investing activities:
      Purchases of property and equipment                               (3,602)     (1,441)
      Acquisitions of businesses, net of cash acquired                 (12,871)          -
      Acquisitions of minority interests                                  (250)       (502)
      Purchases of equity investments in affiliated companies                -        (412)
                                                                      --------    --------
                          Net cash used in investing activities        (16,723)     (2,355)
                                                                      --------    --------

Cash flows from financing activities:
      Net borrowings on notes payable to financial institutions         10,239      11,969
      Checks not presented for payment                                  44,795           -
      Principal payments on long-term debt                                   -        (312)
      Net proceeds from issuance of common stock                         3,260         624
                                                                      --------    --------
                          Net cash provided by financing activities     58,294      12,281
                                                                      --------    --------

Net (decrease) increase in cash and cash equivalents                   (34,473)     34,228
Cash and cash equivalents at beginning of period                        74,646      27,296
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 40,173      61,524
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


(2)  Concentration of Credit Risk and Major Customer Information

     Pacific Bell Mobile Services ("PBMS") accounted for 13.7%, or $60.9 million, and 11.0%, or $94.0 million, of revenues for the three and six month periods ended May 31, 1998, respectively. This level of activity occurred primarily during the second quarter as a result of promotional activity by PBMS in certain of its West Coast markets and may not be indicative of future performance.


(3)  Stock Split

     On May 19, 1998, the Board of Directors approved a two-for-one common stock split, which split was effected in the form of a stock dividend that was distributed on June 23, 1998, to stockholders of record on June 5, 1998. All historical share, dilutive securities and net income per share amounts have been retroactively adjusted for the stock split.

(4) Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), effective December 1, 1997. Statement 128 changes the manner in which the Company calculates and presents its net income per share and requires net income per share amounts for all prior periods to be restated to conform to the new presentation. The adoption of Statement 128 did not have a material effect on the Company's net income per share amounts. A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended May 31, 1998, and 1997, follows (in thousands, except per share data):

                                                                             Three months ended May 31,
                                                                    1998                                   1997
                                                     ------------------------------------  -------------------------------------
                                                         Net                   Net income     Net                    Net income
                                                       income      Shares      per share     income       Shares     per share
                                                     ----------- -----------   ----------  -----------  -----------  -----------
Basic income per share:
    Net income                                     $     16,599           -                    14,209            -
    Weighted average number of shares                         -      58,921                         -       57,903
                                                     ----------- -----------               -----------  -----------
       Basic net income per share                  $     16,599      58,921         0.28       14,209       57,903         0.25
                                                     =========== ===========   ==========  ===========  ===========  ===========

Diluted income per share:
    Net income                                     $     16,599           -                    14,209            -
    Interest on convertible notes                         1,125           -                         -            -
                                                     ----------- -----------               -----------  -----------
       Adjusted net income                               17,724           -                    14,209            -
    Weighted average number of shares                         -      58,921                         -       57,903
    Effective of dilutive securities:
       Warrants                                               -         948                         -          603
       Options                                                -       1,565                         -          857
       Convertible notes                                      -       5,422                         -            -
                                                     ----------- -----------               -----------  -----------
            Total effect of dilutive securities               -       7,935                         -        1,460
                                                     ----------- -----------               -----------  -----------
       Diluted net income per share                $     17,724      66,856         0.27       14,209       59,363         0.24
                                                     =========== ===========   ==========  ===========  ===========  ===========

                                                                              Six months ended May 31,
                                                                    1998                                      1997
                                                     ------------------------------------  -------------------------------------
                                                         Net                   Net income     Net                    Net income
                                                       income      Shares      per share     income       Shares     per share
                                                     ----------- -----------   ----------  -----------  -----------  -----------
Basic income per share:
    Net income                                     $     30,847           -                    20,191            -
    Weighted average number of shares                         -      58,777                         -       57,866
                                                     ----------- -----------               -----------  -----------
       Basic net income per share                  $     30,847      58,777         0.52       20,191       57,866         0.35
                                                     =========== ===========   ==========  ===========  ===========  ===========

Diluted income per share:
    Net income                                     $     30,847           -                    20,191            -
    Interest on convertible notes                         2,250           -                         -            -
                                                     ----------- -----------               -----------  -----------
       Adjusted net income                               33,097           -                    20,191            -
    Weighted average number of shares                         -      58,777                         -       57,866
    Effect of dilutive securities:
       Warrants                                               -         889                         -          503
       Options                                                -       1,308                         -          480
       Convertible notes                                      -       5,422                         -            -
                                                     ----------- -----------               -----------  -----------
            Total effect of dilutive securities               -       7,619                         -          983
                                                     ----------- -----------               -----------  -----------
       Diluted net income per share                $     33,097      66,396         0.50       20,191       58,849         0.34
                                                     =========== ===========   ==========  ===========  ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading global provider of wireless communications products, primarily handsets. From fiscal 1993 to fiscal 1997, the Company's revenues grew from $275.4 million to $1,482.8 million. The Company accomplished this growth in both the North American Region and its international operations by focusing its efforts on the cellular phone industry. The North American Region is currently comprised of sales in the United States. To date, North American Region sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices. The Company's international sales of wireless communications products have increased primarily as a result of its entry into the Asia-Pacific Region and the Latin American Region. The Company's diluted net income per share increased from $0.20 to $0.89 between its fiscal years ended November 30, 1993 and 1997.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "may," "expects," "anticipates," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales and inflation, could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six month periods ended May 31, 1998 and 1997:

                                                 Three months      Six months
                                                 ended May 31,     ended May 31,
                                                1998      1997    1998     1997
                                                -----    -----    -----   -----
Revenues                                        100.0%   100.0%   100.0%  100.0%
Cost of sales                                    89.9     89.2     89.9    88.6
                                                -----    -----    -----   -----
       Gross profit                              10.1     10.8     10.1    11.4
Selling, general and administrative expenses      5.3      5.8      5.4     6.9
                                                -----    -----    -----   -----
       Operating income                           4.8      5.0      4.7     4.5
Other income (expense):
       Interest expense                          (0.6)    (0.5)    (0.6)   (0.6)
       Other, net                                 0.2      0.3      0.2     0.2
                                                -----    -----    -----   -----
            Total other income (expense)         (0.4)    (0.2)    (0.4)   (0.4)
                                                -----    -----    -----   -----
       Income before income taxes                 4.4      4.8      4.3     4.1
Provision for income taxes                        0.7      1.0      0.7     0.9
                                                 ----     ----     ----    ----
       Net income                                 3.7%     3.8%     3.6%    3.2%
                                                 ====     ====     ====    ====


THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

     Revenues. The Company's revenues increased $68.1 million, or 18.0%, from $377.6 million to $445.7 million.

     North American revenues increased $22.3 million, or 11.8%, from $189.1 million to $211.4 million. The increase was largely due to growth in sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. In addition, the North American operations achieved growth in revenues from distribution and fulfillment contracts for the provision of products and value-added services.

     Revenues in the Asia-Pacific Region decreased $53.3 million, or 34.7%, from $153.5 million to $100.2 million. The Company's operations in the People's Republic of China ("PRC"), primarily Hong Kong, provided $87.1 million in revenues, a decrease of $31.7 million, or 26.7%, from $118.8 million. This decrease was due primarily to product unavailability in Hong Kong, which was partially offset by continued strong demand in the PRC. Last year's second fiscal quarter sales activity in Hong Kong was unusually high due to the Company's ability to respond to previously unsatisfied demand with the improved delivery of certain products from key suppliers. Revenues from the Company's Singapore operations decreased $18.4 million, or 62.4%, from $29.5 million to $11.1 million. This decrease was due to less demand for wireless products as a result of the general economic, financial and currency conditions in the region. The Company's operations in Taiwan provided $2.0 million of revenues, a decrease of $3.2 million, or 61.5%, from $5.2 million. The decrease was due to less demand resulting from the recent economic and currency conditions in the area.

     The Company's operations in the Latin American Region provided $75.2 million of revenues, compared to $24.7 million, or a 204.5% increase. Revenues in Mexico, Venezuela and Chile increased $34.6 million, $11.0 million and $8.2 million, respectively. The increase in Mexico was the result of a promotion by the principal cellular carrier. The increase in Venezuela was fueled by the Company's prepaid cellular business. The increase in Chile was due to special promotions offered by the principal carrier. Additionally, revenues in Brazil increased $2.5 million, primarily as a result of the releasing of additional wireless phone lines by the Brazilian government in the second quarter. Revenues in the remainder of the region decreased $5.8 million, primarily in Argentina. The decrease in revenues in Argentina was caused by a shift in market demand from analog to digital phones. The Company was unable to meet the new digital market demand because of unavailability of a sufficient supply of digital product. The Company currently expects the availability of digital product to improve during the remainder of the year. Of the increase in revenues, activation and residual income generated by the Company's operations in the Latin American Region increased from $3.1 million to $8.7 million. Most of the increase was due to activation income from the Company's Venezuelan prepaid cellular business and its operations in Mexico, which benefited from the aforementioned carrier promotion.

     The Company's European operations recorded revenues of $58.9 million, an increase of $48.6 million, or 471.8%, from $10.3 million. This increase reflects continued growth from the Company's U.K. operation and revenues from the recently acquired operations in Sweden and Poland.

     Gross Profit. Gross profit increased $4.3 million, or 10.6%, from $40.6 million to $44.9 million, while, as a percentage of revenues, gross profit decreased from 10.8% to 10.1%. The increase in gross profit was due to the increase in wholesale revenues, which were comprised primarily of net product sales. The decrease in gross profit as a percentage of revenues was due primarily to an increase in wholesale revenues relative to retail revenues, which have a higher gross profit margin than wholesale revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased

$1.7 million, or 7.7%, from $22.0 million to $23.7 million. The increase was related principally to infrastructure costs incurred in connection with the Company's growth in revenues. Overall, the Company reduced selling, general and administrative expenses as a percentage of revenues from 5.8% to 5.3%. Bad debt expense as a percentage of revenues decreased from 0.7% to 0.4%.

     Interest Expense. Interest expense increased to $2.6 million from $1.8 million as a result of an increase in long-term debt.

     Income Taxes. Income tax expense decreased to $2.9 million from $3.6 million, while the Company's effective tax rate decreased to 15.0% from 20.4%. The lower effective tax rate was attributable to lower foreign income tax rates and other tax advantages in certain jurisdictions, principally in the PRC and Hong Kong.

SIX MONTHS ENDED MAY 31, 1998 COMPARED TO SIX MONTHS ENDED MAY 31, 1997

     Revenues. The Company's revenues increased $218.2 million, or 34.4%, from $634.2 million to $852.4 million.

     North American revenues increased $100.1 million, or 29.1%, from $343.4 million to $443.5 million. The increase was largely due to growth in sales from the Company's Miami, Florida warehouse to customers exporting into South American countries. In addition, North American operations achieved growth in revenues from distribution and fulfillment contracts for the provision of products and value-added services.

     Revenues in the Asia-Pacific Region decreased $41.5 million, or 18.9%, from $220.0 million to $178.5 million. The Company's operations in the PRC, primarily Hong Kong, provided $144.9 million in revenues, a decrease of $25.6 million, or 15.0%, from $170.5 million. This decrease was due primarily to product unavailability in Hong Kong, which was partially offset by continued strong demand in the PRC. Revenues from the Company's Singapore operations decreased $22.0 million, or 53.7%, from $41.0 million to $19.0 million. This decrease was due to less demand for wireless products as a result of the general economic, financial and currency conditions in the region. The Company's operations in Taiwan provided $14.6 million of revenues, an increase of $6.1 million, or 71.8%, from $8.5 million. The increase was due to higher demand resulting from the entry of several new carriers into the wireless market in the Company's first fiscal quarter of 1998. The demand lessened in the second quarter due to the economic and currency conditions in the area.

     The Company's operations in the Latin American Region provided $136.7 million of revenues, compared to $50.3 million, or a 171.8% increase. Revenues in Mexico, Venezuela and Chile increased $61.6 million, $18.1 million and $8.5 million, respectively. The increase in Mexico was the result of a promotion by the principal cellular carrier. The increase in Venezuela was fueled by the Company's prepaid cellular business. The increase in Chile was due to special promotions offered by the principal carrier during the second fiscal quarter. Revenues in the remainder of the region decreased $1.8 million, primarily in Argentina. The decrease in revenues in Argentina was caused by a shift in market demand from analog to digital phones during the second fiscal quarter. The Company was unable to meet the new digital market demand because of unavailability of a sufficient supply of digital product. The Company currently expects the availability of digital product to improve during the remainder of the year. Of the increase in revenues, activation and residual income generated by the Company's operations in the Latin American Region increased from $6.8 million to $16.7 million. Most of the increase was due to activation income from the Company's Venezuelan prepaid cellular business and its operations in Mexico, which benefited from the aforementioned carrier promotion.

     The Company's European operations recorded revenues of $93.7 million, an increase of $73.2 million, or 357.1%, from $20.5 million. This increase reflects continued growth from the Company's U.K. operation and revenues from the recently acquired operations in Sweden and Poland.

     Gross Profit. Gross profit increased $13.8 million, or 19.0%, from $72.5 million to $86.3 million, while, as a percentage of revenues, gross profit decreased from 11.4% to 10.1%. The increase in gross profit was due to the increase in wholesale revenues, which were comprised primarily of net product sales. The decrease in gross profit as a percentage of revenues was due primarily to an increase in wholesale revenues relative to retail revenues, which have a higher gross profit margin than wholesale revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 6.2%, from $43.8 million to $46.5 million. The increase was related principally to infrastructure costs incurred in connection with the Company's growth in revenues. Overall, the Company reduced selling, general and administrative expenses as a percentage of revenues from 6.9% to 5.4%. Bad debt expense as a percentage of revenues decreased from 0.7% to 0.4%.

     Interest Expense. Interest expense increased to $5.1 million from $3.5 million as a result of an increase in long-term debt.

     Income Taxes. Income tax expense decreased to $5.4 million from $6.1 million, while the Company's effective tax rate decreased to 15.0% from 23.2%. The lower effective tax rate was attributable to the continued benefit from certain tax advantages in Hong Kong that allowed offshore sales to be exempted from taxation, as well as lower foreign income tax rates and other tax advantages in certain jurisdictions, principally in the PRC. The utilization of net operating loss carryforwards, primarily in Latin America, also reduced the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended May 31, 1998, the Company relied primarily on cash generated from operations and borrowings under its $135.0 million Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At July 14, 1998, the Company had available $90.8 million of its borrowing capacity.

     At May 31, 1998, the Company had $40.2 million of cash and cash equivalents, a decrease of $34.5 million since November 30, 1997. Cash has been used primarily to fund working capital requirements and recent acquisitions in Sweden, Poland and Peru. Accounts receivable increased primarily from significantly higher sales activity in the PRC and Mexico, the increase of in-country sales in South America and receivables associated with the recently acquired operations in Sweden and Poland, all of which typically have longer credit terms.

     As of June 26, 1998, the Company's Brazilian operations borrowed $9.7 million using a credit facility with a Brazilian bank. In conjunction therewith, the Company has $7.0 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to the Brazilian bank.

     The Company anticipates that available cash, amounts available under the Facility and cash generated from operations will be sufficient to satisfy its capital requirements and current expansion plans for fiscal 1998.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     No material developments have occurred in the Company's legal proceedings previously reported in the Company's Annual Report on Form 10-K for its 1997 fiscal year.


ITEM 2.   CHANGES IN SECURITIES

     On May 19, 1998, the Company's Board of Directors authorized a two-for-one common stock split payable in the form of a 100.0% stock dividend. The stock dividend was distributed on June 23, 1998, to stockholders of record on June 5, 1998. See Note 3 to Notes to Unaudited Consolidated Financial Statements.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 19, 1998. The stockholders voted on proposals to:

     1. Elect two Class III Directors of the Company for a term expiring in 2001;

     2. Approve the amendment to the Company's Amended and Restated Certificate of Incorporation; and

     3. Approve the amendment and restatement of the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan.

     The proposals were approved by the following votes:

     1.   Election of Class III Directors

                              Shares
                              Voted         Shares
          Nominee             For           Withheld
          -------             ------        --------

          Alan H. Goldfield   25,720,265    89,891
          Terry S. Parker     25,720,097    90,059

     2. Amendment of the Company's Amended and Restated Certificate of Incorporation

          Shares        Shares
          Voted         Voted                            Broker
          For           Against        Abstentions       Nonvotes
          ------        -------        -----------       --------

          19,100,712    6,659,009      50,435              -0 -

     3. Amendment and restatement of the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan

          Shares        Shares
          Voted         Voted                            Broker
          For           Against        Abstentions       Nonvotes
          ------        -------        -----------       --------

          18,775,153    6,960,395      74,608              - 0 -


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

 3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporation"). (1)

 3.2 Certificate of Amendment to Certificate of Incorporation. (7)

 3.3 Amended and Restated Bylaws of CellStar Corporation. (3)

 4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2 and 3.3 are incorporated into this item by reference. (1)(7)(3)

 4.2 Specimen Common Stock Certificate of CellStar Corporation. (2)

 4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement"). (4)

 4.4 First Amendment to Rights Agreement, dated as of June 18, 1997.  (5)

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (" Certificate of Designation").
     (4)

 4.6 Form of Rights Certificate.  (4)

 4.7 Certificate of Correction of Certificate of Designation. (5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 1993 Amended and Restated Long-Term Incentive Plan (as amended through May 19, 1998). (7)

27.1 Financial Data Schedule.  (7)

27.2 Restated Financial Data Schedule. (7)


--------------------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

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

(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8 - A/A, Amendment No.1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

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



                                      CELLSTAR CORPORATION



                                      By: /s/ Mark Q. Huggins
                                          --------------------------------------
                                          Mark Q. Huggins,
                                          Senior Vice President-Administration
                                          and Chief Financial Officer
                                          (Principal Financial Officer)


                                      By: /s/ Evelyn Henry Miller
                                          --------------------------------------
                                          Evelyn Henry Miller,
                                          Vice President and Corporate
                                          Controller


                                      Date:  July 14, 1998

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                            Description
-------   ----------------------------------------------------------------------

  3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporation"). (1)

  3.2     Certificate of Amendment to Certificate of Incorporation. (7)

  3.3     Amended and Restated Bylaws of CellStar Corporation. (3)

  4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2 and 3.3 are incorporated into this item by reference. (1)(7)(3)

  4.2     Specimen Common Stock Certificate of  CellStar Corporation. (2)

  4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement"). (4)

  4.4     First Amendment to Rights Agreement, dated as of June 18, 1997. (5)

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation"). (4)

  4.6     Form of Rights Certificate.  (4)

  4.7     Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and The Bank of New York, as Trustee. (6)

 10.1 1993 Amended and Restated Long-Term Incentive Plan (as amended through May 19, 1998). (7)

 27.1     Financial Data Schedule.  (7)

 27.2     Restated Financial Data Schedule. (7)

--------------------

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