Form 10-Q
period 1998-08-31
CELLSTAR CORP
filed 1998-10-15
CIK 913590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to______________

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
                            TELEPHONE (972) 466-5000

               (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)


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


     On October 7, 1998, there were 58,963,218 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q

                                                                      Page
PART 1 - FINANCIAL INFORMATION                                       Number
------   ---------------------                                       ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         August 31, 1998 and November 30, 1997                         3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and nine months ended August 31, 1998 and 1997          4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
         Nine months ended August 31, 1998                             5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Nine months ended August 31, 1998 and 1997                    6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)        7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          11

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   17


PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS                                            18

Item 2.  CHANGES IN SECURITIES                                        19

Item 3.  DEFAULTS UPON SENIOR SECURITIES                              19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          19

Item 5.  OTHER INFORMATION                                            19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19

                          PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                      August 31,     November 30,
                                                                         1998            1997
                                                                     ------------    ------------


Assets

Current assets:
      Cash and cash equivalents                                      $     40,654          74,646
      Accounts receivable (less allowance for doubtful accounts of
           $26,924 and $23,857, respectively)                             268,296         176,032
      Inventories                                                         279,059         190,404
      Deferred income tax assets                                            5,727           2,457
      Prepaid expenses                                                      5,136           2,661
                                                                     ------------    ------------
           Total current assets                                           598,872         446,200
Property and equipment, net                                                26,128          22,877
Goodwill (less accumulated amortization of $3,580
      and $2,378, respectively)                                            33,932          17,616
Other assets                                                               22,871          10,418
                                                                     ------------    ------------
                                                                     $    681,803         497,111
                                                                     ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                               $    222,750         160,614
      Notes payable to financial institutions                              69,355              --
      Accrued expenses                                                     33,622          13,545
      Income taxes payable                                                  7,835          11,044
      Deferred income tax liabilities                                       1,921           1,043
                                                                     ------------    ------------
           Total current liabilities                                      335,483         186,246
Long-term debt                                                            150,000         150,000
                                                                     ------------    ------------
           Total liabilities                                              485,483         336,246

Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
           authorized; none issued                                             --              --
      Common stock,  $.01 par value, 200,000,000 shares
           authorized; 58,963,218 and 29,249,420 shares
           issued and outstanding, respectively                               590             293
      Additional paid-in capital                                           76,505          72,985
      Common stock warrants                                                     4               4
      Foreign currency translation adjustments                             (8,068)         (6,469)
      Retained earnings                                                   127,289          94,052
                                                                     ------------    ------------
           Total stockholders' equity                                     196,320         160,865
                                                                     ------------    ------------
                                                                     $    681,803         497,111
                                                                     ============    ============




See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                             Three months                Nine months
                                            ended August 31,           ended August 31,
                                          1998          1997          1998          1997
                                       ----------    ----------    ----------    ----------

Revenues                               $  501,750       442,106     1,354,155     1,076,313

Cost of sales                             460,725       398,190     1,226,818       959,900
                                       ----------    ----------    ----------    ----------
    Gross profit                           41,025        43,916       127,337       116,413

Selling, general and
    administrative expenses                27,530        20,427        73,985        64,190
                                       ----------    ----------    ----------    ----------

    Operating income                       13,495        23,489        53,352        52,223

Other income (expense):
    Equity in (loss) income of
       affiliated companies, net           (8,792)          180        (8,431)          355
    Interest expense                       (3,553)       (2,009)       (8,690)       (5,514)
    Other, net                               (917)          980           293         1,881
                                       ----------    ----------    ----------    ----------
       Total other income (expense)       (13,262)         (849)      (16,828)       (3,278)
                                       ----------    ----------    ----------    ----------
    Income before income taxes                233        22,640        36,524        48,945

(Benefit) provision for income taxes       (2,157)        6,470         3,287        12,585
                                       ----------    ----------    ----------    ----------

    Net income                         $    2,390        16,170        33,237        36,360
                                       ==========    ==========    ==========    ==========

Net income per share:
       Basic                           $     0.04          0.28          0.56          0.63
                                       ==========    ==========    ==========    ==========

       Diluted                         $     0.04          0.26          0.55          0.60
                                       ==========    ==========    ==========    ==========





See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                        Nine months ended August 31, 1998
                                   (Unaudited)
                                 (In thousands)

                                                                                 Foreign
                                        Common Stock     Additional    Common    currency
                                    -------------------   paid-in      stock    translation  Retained
                                     Shares     Amount    capital     warrants  adjustments  earnings    Total
                                    --------   --------   --------    --------  -----------  --------   --------
Balance at November 30, 1997          29,249   $    293     72,985           4       (6,469)   94,052    160,865
     Net income                            -          -          -           -            -    33,237     33,237
     Common stock issued under
        stock options plans              236          2      3,815           -            -         -      3,817
     Two-for-one common
        stock split                   29,478        295       (295)          -            -         -          -
     Foreign currency translation
        adjustment                         -          -          -           -       (1,599)        -     (1,599)
                                    --------   --------   --------    --------  -----------  --------   --------
Balance at August 31, 1998            58,963   $    590     76,505           4       (8,068)  127,289    196,320
                                    ========   ========   ========    ========  ===========  ========   ========











See accompanying notes to unaudited consolidated financial statements.

                      CELLSTAR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Nine months ended August 31, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)

                                                                            1998          1997
                                                                          ---------    ---------

Cash flows from operating activities:
      Net income                                                          $  33,237       36,360
      Adjustments to reconcile net income to net cash used in
          operating activities:
              Depreciation and amortization                                   5,972        3,792
              Equity in loss (income) of
                   affiliated companies, net                                  8,431         (355)
              Deferred income taxes                                          (1,597)         487
              Changes in operating assets and liabilities
                   net of effects from acquisitions of businesses:
                       Accounts receivable                                 (104,364)     (38,081)
                       Inventories                                          (82,351)     (93,129)
                       Prepaid expenses                                      (1,025)      (1,766)
                       Other assets                                             (89)         192
                       Accounts payable                                      33,024       56,345
                       Accrued expenses                                      13,787        4,757
                       Income taxes payable                                  (3,333)       9,652
                                                                          ---------    ---------
                              Net cash used in operating activities         (98,308)     (21,746)

Cash flows from investing activities:
      Purchases of property and equipment                                    (6,606)      (5,274)
      Acquisitions of businesses, net of cash acquired                      (13,621)           -
      Acquisitions of minority interests                                       (600)        (502)
      Purchases of equity investments in affiliated companies                     -         (412)
                                                                          ---------    ---------
                              Net cash used in investing activities         (20,827)      (6,188)

Cash flows from financing activities:
      Net borrowings on notes payable to financial institutions              66,362       25,664
      Checks not presented for payment                                       15,479            -
      Principal payments on long-term debt                                        -         (469)
      Net proceeds from issuance of common stock                              3,302        1,531
                                                                          ---------    ---------
                              Net cash provided by financing activities      85,143       26,726
                                                                          ---------    ---------

Net decrease in cash and cash equivalents                                   (33,992)      (1,208)
Cash and cash equivalents at beginning of period                             74,646       27,296
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $  40,654       26,088
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

(2)  Major Customer Information

     Revenues from the Pacific Bell Mobile Services ("PBMS") contract were:

                                            Revenues
                                            from PBMS        Percent of
                                          (In thousands)   total revenues
                                          --------------   --------------

     Three months ended August 31,
             1998                           $ 45,564              9.1%
             1997                             81,324             18.4%

     Nine months ended August 31,
             1998                           $139,573             10.3%
             1997                            140,811             13.1%


     The levels of revenues primarily reflect the results of promotional activity by PBMS in certain of its West Coast markets during the third quarter of 1997 and the second quarter of 1998. Such results may not be indicative of future performance.

(3)  Investment in Topp Telecom, Inc.

     In November 1997, the Company made a $3.0 million equity investment in Topp Telecom, Inc. ("Topp"), a reseller of prepaid wireless airtime. Topp has incurred substantial operating losses associated primarily with the acquisition costs of expanding its customer base. Beginning in the third quarter, the Company became Topp's primary source of funding through the Company's supply of cellular phones. Accordingly, the Company began to account for its debt and equity investment in Topp under the modified equity method. Under this method, the Company recognized all of Topp's net losses based on its most recent quarter-end, which totaled $9.1 million, and the Company will continue to recognize such losses to the extent of the Company's debt and equity investment in and commitments to Topp.

     At August 31, 1998, the Company's net debt and equity investment in Topp, which was included in other assets, was $15.6 million, and the Company has subsequently committed to provide Topp with additional credit of up to $5.3 million for product purchases.

     Summary financial information for Topp (as provided by Topp) is as follows:

                                         Condensed Balance Sheets
                                                (Unaudited)
                                              (In thousands)
                                        June 30,         December 31,
                                         1998               1997
                                   -----------------   ---------------

     Current assets                $         14,663            11,435
     Total assets                            17,112            13,869
     Current liabilities                     21,348            20,358
     Total liabilities                       35,888            20,358
     Stockholders' deficit                  (18,776)           (6,489)

                                    Condensed Statements of Operations
                                               (Unaudited)
                                              (In thousands)
                                      Six months        Year ended
                                    ended June 30,      December 31,
                                         1998               1997
                                   -----------------   ---------------

     Revenues                      $         38,364            30,850
     Gross margin                             7,400             6,545
     Net loss                               (12,287)          (10,207)


(4)  Stock Split

     On May 19, 1998, the Board of Directors approved a two-for-one common stock split, which split was effected in the form of a stock dividend that was distributed on June 23, 1998, to stockholders of record on June 5, 1998. All historical weighted average number of shares, dilutive securities and net income per share amounts have been retroactively adjusted for the stock split.

(5)  Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), effective December 1, 1997. Statement 128 changes the manner in which the Company calculates and presents its net income per share and requires net income per share amounts for all prior periods to be restated to conform to the new presentation. The adoption of Statement 128 did not have a material effect on the Company's net income per share amounts. A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended August 31, 1998 and 1997, follows (in thousands, except per share data):

                                                                      Three months ended August 31,
                                                                1998                                1997
                                                  ----------------------------------  ----------------------------------
                                                    Net                   Net income    Net                   Net income
                                                   income      Shares     per share    income      Shares     per share
                                                  ---------   ---------   ----------  ---------   ---------   ----------

Basic net income per share:
    Net income                                    $   2,390           -                  16,170           -
    Weighted average number of shares                     -      58,960                       -      58,364
                                                  ---------   ---------               ---------   ---------
       Basic net income per share                 $   2,390      58,960         0.04     16,170      58,364         0.28
                                                  =========   =========   ==========  =========   =========   ==========

Diluted net income per share:
    Net income                                    $   2,390           -                  16,170           -
    Weighted average number of shares                     -      58,960                       -      58,364
    Effect of dilutive securities:
       Warrants                                           -         857                       -         901
       Options                                            -       1,126                       -       1,873
                                                  ---------   ---------               ---------   ---------
            Total effect of dilutive securities           -       1,983                       -       2,774
                                                  ---------   ---------               ---------   ---------
       Diluted net income per share               $   2,390      60,943         0.04     16,170      61,138         0.26
                                                  =========   =========   ==========  =========   =========   ==========

                                                                      Nine months ended August 31,
                                                                1998                                1997
                                                  ----------------------------------  ----------------------------------
                                                    Net                   Net income    Net                   Net income
                                                   income      Shares     per share    income      Shares     per share
                                                  ---------   ---------   ----------  ---------   ---------   ----------
Basic net income per share:
    Net income                                    $  33,237           -                  36,360           -
    Weighted average number of shares                     -      58,833                       -      58,032
                                                  ---------   ---------               ---------   ---------
       Basic net income per share                 $  33,237      58,833         0.56     36,360      58,032         0.63
                                                  =========   =========   ==========  =========   =========   ==========

Diluted net income per share:
    Net income                                    $  33,237           -                  36,360           -
    Interest on convertible notes                     3,375           -                       -           -
                                                  ---------   ---------               ---------   ---------
       Adjusted net income                           36,612           -                  36,360           -
    Weighted average number of shares                     -      58,833                       -      58,032
    Effect of dilutive securities:
       Warrants                                           -         879                       -         702
       Options                                            -       1,251                       -       1,846
       Convertible notes                                  -       5,422                       -           -
                                                  ---------   ---------               ---------   ---------
            Total effect of dilutive securities           -       7,552                       -       2,548
                                                  ---------   ---------               ---------   ---------
       Diluted net income per share               $  36,612      66,385         0.55     36,360      60,580         0.60
                                                  =========   =========   ==========  =========   =========   ==========

(6)  Commitments and Contingencies -- Litigation

     During the period from May 14, 1996 through July 22, 1996, four separate purported class action lawsuits were filed in the United States District Court, Northern District of Texas, Dallas Division against the Company; certain of the Company's current and former officers, directors and employees; and the Company's independent auditors. The four lawsuits have been consolidated and the State of Wisconsin Investment Board has been appointed as lead plaintiff in the consolidated action.

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

     In December 1996, defendants filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. By orders dated in August and September 1998, the Court dismissed all claims as to the Company's independent auditors and certain current and former officers, directors and employees; dismissed the claim alleging breach of fiduciary duty as to all defendants; and denied the motions to dismiss all other claims as to all other defendants.

     The Company believes it has meritorious defenses to these claims and is vigorously defending this action. The ultimate outcome of the matter is not currently predictable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading global provider of wireless communications products, primarily handsets. From fiscal 1993 to fiscal 1997, the Company's revenues grew from $275.4 million to $1,482.8 million. The Company accomplished this growth by focusing its efforts on the cellular phone industry. To date, sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices. The Company's international sales of wireless communications products have increased primarily as a result of its entry into the Asia-Pacific Region and the Latin American Region. The Company's diluted net income per share increased from $0.20 to $0.89 between its fiscal years ended November 30, 1993 and 1997.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "may," "expects," "anticipates," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales, inflation, and Year 2000 issues and costs could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

RESULTS OF OPERATIONS

        The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine month periods ended August 31, 1998 and 1997:

                                                 Three months        Nine months
                                               ended August 31,    ended August 31,
                                                1998      1997      1998      1997
                                               ------    ------    ------    ------
Revenues                                        100.0%    100.0%    100.0%    100.0%
Cost of sales                                    91.8      90.1      90.6      89.2
                                               ------    ------    ------    ------
      Gross profit                                8.2       9.9       9.4      10.8
Selling, general and administrative expenses      5.5       4.6       5.5       5.9
                                               ------    ------    ------    ------
      Operating income                            2.7       5.3       3.9       4.9
Other income (expense):
      Equity in (loss) income of
           affiliated companies, net             (1.8)      0.1      (0.6)        -
      Interest expense                           (0.7)     (0.5)     (0.6)     (0.5)
      Other, net                                 (0.1)      0.2         -       0.2
                                               ------    ------    ------    ------
           Total other income (expense)          (2.6)     (0.2)     (1.2)     (0.3)
                                               ------    ------    ------    ------
      Income before income taxes                  0.1       5.1       2.7       4.6
(Benefit) provision for income taxes             (0.4)      1.4       0.2       1.2
                                               ------    ------    ------    ------
      Net income                                  0.5%      3.7%      2.5%      3.4%
                                               ======    ======    ======    ======

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

     Revenues. The Company's revenues increased $59.7 million, or 13.5%, from $442.1 million to $501.8 million.

     North American revenues decreased $67.6 million, or 25.1%, from $268.8 million to $201.2 million. The decrease was largely due to reduced sales to PBMS and from the Company's Miami, Florida warehouse to customers exporting into South American countries, primarily to Brazil. Revenues from PBMS were higher in the third quarter of 1997 compared to the third quarter of 1998 due to the roll out of PCS products into certain West Coast markets as part of the initial build-out of PBMS systems. Demand for the Company's products destined for export to Brazil slackened in August after Brazilian customs authorities imposed tighter import controls.

     Revenues in the Asia-Pacific Region increased $46.4 million, or 43.8%, from $105.9 million to $152.3 million. The Company's operations in the People's Republic of China ("PRC"), including Hong Kong, provided $125.2 million in revenues, an increase of $50.6 million, or 67.8%, from $74.6 million. This increase was due to continued strong demand in the PRC coupled with a broadened source of product manufactured within the PRC and the impact of tighter customs controls on products entering the PRC, beginning in August. The Company's operations in Taiwan provided $16.6 million of revenue, an increase of $12.4 million, or 295.2%, from $4.2 million, which increase was due to the Company's recent change in its pricing and marketing strategies to meet the increased demand and competition resulting from the entry of several new carriers into the wireless market in the first quarter of 1998. Revenues from the Company's Singapore operations decreased $16.6 million, or 61.3%, from $27.1 million to $10.5 million. This decrease was due to less demand for wireless products as a result of the general economic, financial and currency conditions in the Southern Asia-Pacific area.

     The Company's operations in the Latin American Region provided $72.3 million of revenues, compared to $42.6 million, or a 69.7% increase. This increase was primarily due to revenue growth in the Company's majority-owned joint venture in Brazil, which benefited from improved market conditions and tightening of customs controls on product entering Brazil. Additionally, activation and residual income generated by the Company's operations in the Latin American Region increased from $4.2 million to $13.2 million. Most of this increase was due to prepaid activation income from the Company's prepaid cellular businesses in Venezuela and Peru.

     The Company's European operations recorded revenues of $76.0 million, an increase of $51.2 million, or 206.5%, from $24.8 million. This increase reflects continued growth from the Company's U.K. operation, arising primarily from sales in international markets, and revenues from recently acquired operations in Sweden and Poland.

     Gross Profit. Gross profit decreased $2.9 million, or 6.6%, from $43.9 million to $41.0 million, and, as a percentage of revenues, gross profit decreased from 9.9% to 8.2%. The decrease in gross profit was principally due to the impact of lower margins in the PRC as compared to those historically recognized in Hong Kong, an increase in European revenues, which have lower margins than the Company's other regions, and the unsettled economic environment in Latin America, which reduced demand and margins for the Company's products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.1 million, or 34.8%, from $20.4 million to $27.5 million. The increase was related principally to costs incurred with the build-out of infrastructure and costs associated with business expansion activities. Overall, selling, general and administrative expenses as a percentage of revenues increased from 4.6% to 5.5%. Bad debt expense as a percentage of revenues increased from 0.1% to 0.2%.

     Equity in (Loss) Income of Affiliated Companies, Net. Equity in (loss) income of affiliated companies, net, decreased $9.0 million primarily as a result of the Company's recognition of $9.1 million of losses on its expanded debt and equity investment in Topp. Beginning in the third quarter of 1998, the Company became the primary source of funding for Topp through the supply of phones and, therefore, recognized all of Topp's losses. The Company anticipates that it will recognize future losses of Topp to the extent of the Company's $15.6 million net debt and equity investment in, and $5.3 million commitment for product purchases to, Topp. The Company expects Topp to incur pre-tax losses of $10.0 to $12.0 million per quarter in the near term as it continues to grow its customer base and fund acquisition costs to acquire new customers.

     Interest Expense. Interest expense increased to $3.6 million from $2.0 million as a result of an increase in long-term debt.

     Income Taxes. Income tax expense decreased from a provision of $6.5 million to a benefit of $2.2 million, due primarily to lower income in the United States and continued benefit from lower income tax rates and other tax advantages in certain other jurisdictions, principally in the PRC and Hong Kong. As a result, the Company lowered its expected annual blended global income tax rate for 1998 to 9.0%.

NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997

     Revenues. The Company's revenues increased $277.9 million, or 25.8%, from $1,076.3 million to $1,354.2 million.

     North American revenues increased $32.5 million, or 5.3%, from $612.2 million to $644.7 million. The increase was largely due to growth in sales from the Company's Miami, Florida warehouse to customers exporting into South American countries, primarily in the first and second quarters of 1998. In addition, North American operations achieved growth in revenues from distribution and fulfillment contracts for the provision of products and value-added services.

     Revenues in the Asia-Pacific Region increased $4.9 million, or 1.5%, from $325.9 million to $330.8 million. The Company's operations in the PRC, including Hong Kong, provided $270.1 million in revenues, an increase of $24.9 million, or 10.2%, from $245.2 million. This increase was due to continued strong demand in the PRC coupled with a broadened source of product manufactured within the PRC and the impact of tighter customs controls on products entering the PRC, beginning in August. The increase was partially offset by unavailability of products in Hong Kong in the second quarter of 1998. The Company's operations in Taiwan provided $31.1 million of revenues, an increase of $18.5 million, or 146.8%, from $12.6 million, which increase was due to higher demand resulting from the entry of several new carriers into the wireless market in the first quarter of 1998. Revenues from the Company's Singapore operations decreased $38.5 million, or 56.5%, from $68.1 million to $29.6 million. This decrease was due to decreased demand for wireless products as a result of the general economic, financial and currency conditions in the Southern Asia-Pacific area.

     The Company's operations in the Latin American Region provided $208.9 million of revenues, compared to $92.9 million, or a 124.9% increase. Revenues in Mexico, Brazil and Venezuela increased $59.2 million, $24.0 million and $23.3 million, respectively. The increase in Mexico was the result of a promotion by the principal cellular carrier, which began the promotion in the fourth quarter of 1997 and discontinued it during the third quarter of 1998. The increase in Venezuela was fueled by the Company's prepaid cellular business. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from improved market conditions and tightening of customs controls on product entering Brazil. Additionally, activation and residual income generated by the Company's operations in the Latin American Region increased from $10.9 million to $30.0 million. Most of this increase was due to prepaid activation income from the Company's prepaid cellular businesses in Venezuela and Peru and its operations in Mexico, which benefited from the aforementioned carrier promotion.

     The Company's European operations recorded revenues of $169.8 million, an increase of $124.5 million, or 274.8%, from $45.3 million. This increase reflects continued growth from the Company's U.K. operation, arising primarily from sales in international markets, and revenues from recently acquired operations in Sweden and Poland.

     Gross profit. Gross profit increased $10.9 million, or 9.4%, from $116.4 million to $127.3 million, while, as a percentage of revenues, gross profit decreased from 10.8% to 9.4%. The increase in gross profit was due to the increase in wholesale revenues, which were comprised primarily of net products sales. The decrease in gross profit as a percentage of revenues was due primarily to a decrease in U.S. retail revenues, which have a higher gross profit margin than wholesale revenues, as well as to the impact of lower margins in the PRC as compared to those historically recognized in Hong Kong and to an increase in European revenues, which have lower margins than the Company's other regions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.8 million, or 15.3%, from $64.2 million to $74.0 million. The increase was related principally to costs incurred from the continued build-out of infrastructure and costs associated with business expansion activities. Overall, selling, general and administrative expenses as a percentage of revenues decreased from 5.9% to 5.5%. Bad debt expense as a percentage of revenues decreased from 0.4% to 0.3%.

     Equity in (Loss) Income of Affiliated Companies, Net. Equity in (loss) income of affiliated companies, net, decreased $8.8 million primarily as a result of the Company's recognition of $9.1 million of losses on its expanded debt and equity investment in Topp. Beginning in the third quarter of 1998, the Company became the primary source of funding for Topp through the supply of phones and, therefore, recognized all of Topp's losses. The Company anticipates that it will recognize future losses of Topp to the extent of the Company's $15.6 million net debt and equity investment in, and $5.3 million commitment for product purchases to, Topp. The Company expects Topp to incur pre-tax losses of $10.0 to $12.0 million per quarter in the near term as it continues to grow its customer base and fund acquisition costs to acquire new customers.

     Interest Expense. Interest expense increased to $8.7 million from $5.5 million as a result of an increase in long-term debt.

     Income taxes. Income tax expense decreased to $3.3 million from $12.6 million, and the Company's effective tax rate decreased to 9.0%, its expected annual blended global income tax rate for 1998, from last year's rate of 25.7%. The lower effective tax rate was attributable primarily to lower income in the United States, to continued benefit from certain tax advantages in Hong Kong that allowed offshore sales to be exempted from taxation, to lower foreign income tax rates and other tax advantages in certain jurisdictions, principally in the PRC, and to utilization of net operating loss carryforwards, primarily in Latin America.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended August 31, 1998, the Company relied primarily on cash available at November 30, 1997, cash generated from operations and borrowings under its $135.0 million Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At October 13, 1998, the Company had available $51.9 million of borrowing capacity under the Facility.

     At August 31, 1998, the Company had $40.7 million of cash and cash equivalents, a decrease of $33.9 million since November 30, 1997. Cash has been used primarily to fund working capital requirements and recent acquisitions in Sweden, Poland and Peru. Accounts receivable increased primarily from significantly higher sales activity in the PRC, the increase of in-country sales in South America and receivables associated with the recently acquired operations in Sweden and Poland, all of which typically have longer credit terms than those experienced by the Company elsewhere. Inventories have increased primarily as a result of increases in inventories of high-end wireless phones in the PRC, Hong Kong and Taiwan.

     As of September 30, 1998, the Company's Brazilian operations had borrowed $13.3 million using credit facilities with Brazilian banks. In conjunction therewith, the Company has issued $7.0 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks.

     The Company anticipates that available cash, amounts available under the Facility and cash generated from operations will be sufficient to satisfy its capital requirements and current expansion plans.

YEAR 2000

     Since June 1997, the Company has been implementing a plan to assess and resolve Year 2000 issues that may affect it. The Company believes that the Year 2000 issues it must address include ensuring (i) that its information technology systems (hardware and software) enable it to manage and operate its business and
(ii) that its non-information technology systems (including heating and air conditioning systems and warehouse machinery) will continue to operate.

     The phases and timetable for the Company's plan are as follows:

           Phase I: Create awareness of and identify Year 2000 issues (June 1997 - July 1997).

           Phase II: Assess and renovate existing systems (July 1997 - January
     1999).

           Phase III: Validate and test systems (July 1998 - June 1999).

           Phase IV: Complete Year 2000 compliance (March 1999 -  August 1999).

     The Company is currently on schedule for implementing this plan. The Company does not believe it has material, potential liability to third parties if its systems are not Year 2000 compliant.

     The Company has made substantial progress in assessing Year 2000 issues that affect third parties with which it has material relationships. It has sent questionnaires to its major suppliers and has received written responses from a majority of them. All of the responses received to date indicate that the suppliers have or will timely resolve their Year 2000 issues. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, to date the Company has only conducted informal conversations about Year 2000 issues with its customers.

     The Company's costs of compliance with Year 2000 requirements are immaterial because it was in the process of upgrading or establishing systems to keep pace with its growth.

     The Company believes that it and its material suppliers will resolve their Year 2000 issues in a timely fashion. However, if the Company or its material suppliers or customers do not become Year 2000 compliant, the Company could suffer a material adverse effect on its business, results of operations and financial condition. The Company believes that it is unlikely that any of these events will result, but there can be no such assurance. The Company currently has no contingency plans to handle the occurrence of these events and does not currently intend to create one.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     During the period from May 1996 through July 1996, four purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, styled as follows: (1) Sidney Gluck, John Dolcemaschio, James Miller and Nancy L. Miller v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders, and KPMG Peat Marwick, L.L.P.; (2) Diane Larson against CellStar Corporation, Alan H. Goldfield, Terry S. Parker and Evelyn M. Henry; (3) Elvia H. Goggin and R. Heath Larry v. CellStar Corporation, Alan H. Goldfield and Terry S. Parker; and (4) Reed and Lillian Riemer v. CellStar Corporation, Alan H. Goldfield, Terry S. Parker, John S. Bain, Kenneth W. Sanders and KPMG Peat Marwick, L.L.P.

     These four lawsuits have since been consolidated into the case styled State of Wisconsin Investment Board, Diane Larson, Martin Katz, Mostafa Aboul-Fetouh, Ahmed Aboul-Fetouh and Enass Aboul-Fetouh on behalf of themselves and others similarly situated v. Alan H. Goldfield, Terry S. Parker, Kenneth W. Sanders, John S. Bain, Evelyn M. Henry, Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, Leonard C. Ratley, James L. Johnson, Ronald J. Kramer, CellStar Corporation and KPMG Peat Marwick, LLP, Civil Action No. 3:96-CV-1353-R. The State of Wisconsin Investment Board has been appointed lead plaintiff in the consolidated action and has filed a Consolidated Amended Complaint asserting claims against the Company and certain of its present and former officers and directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, Section 27.01 of the Texas Civil Statutes, common law fraud, negligent misrepresentation, and breach of fiduciary duty to disclose under Delaware common law. The Consolidated Amended Complaint alleges, among other things, that the defendants misrepresented or failed to disclose material facts regarding the business, financial condition, performance and future prospects of the Company and that, as a result of such statements or omissions, the value of the Company's Common Stock was artificially inflated. Claims are also asserted against the Company's auditors, KPMG Peat Marwick, LLP. The plaintiffs seek compensatory damages, exemplary damages and costs and expenses, including attorneys' fees and expert fees. Although the plaintiffs have not specified the amount of damages sought, they have argued that the alleged class sustained in excess of $50 million in damages.

     In December 1996, defendants filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. By orders dated in August and September 1998, the Court (1) dismissed all claims as to defendants KPMG Peat Marwick, LLP, Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, James L. Johnson and Ronald J. Kramer; (2) dismissed the claim alleging breach of fiduciary duty (Count VII) as to all defendants; and (3) denied the motions to dismiss all other claims as to all other defendants.

     The Company believes it has meritorious defenses to these claims and is vigorously defending this action. Discovery is ongoing. A hearing has been scheduled to determine whether a class should be certified. There is no trial setting. The ultimate outcome of the matter is not currently predictable.

     On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with Federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and intends to cooperate fully with the Commission in their investigation.

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

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
       (4)

  4.6  Form of Rights Certificate. (4)

  4.7  Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

 10.1 Second Amendment to Credit Agreement, dated as of July 24, 1998, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

 10.2 Stock Purchase Agreement, effective November 1, 1997, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp and Frederick J. Pollak. (8)

 10.3 Shareholders' Agreement, dated as of November 4, 1997, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp, F.J. Pollak and Dora Topp. (8)

 10.4 Letter Agreement, dated August 16, 1998, by and among CellStar, Ltd., Topp Telecom, Inc., David Topp and Frederick J. Pollak. (8)

 10.5 Amendment to Stock Purchase Agreement, dated as of September 1, 1998, by and among Topp Telecom, Inc., CellStar Telecom, Inc., and Frederick J. Pollak. (8)

 10.6 Promissory Note dated as of September 1, 1998 in the amount of $26,990,000, executed by Topp Telecom, Inc., in favor of CellStar, Ltd.
       (8)

 10.7 Amendment to Shareholders' Agreement, dated as of September 1, 1998, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp, Frederick J. Pollak and Dora Topp. (8)

 10.8 Security Agreement, dated as of September 1, 1998, by and between Topp Telecom, Inc. and CellStar, Ltd. (8)

 10.9 Warrant to Subscribe for and Purchase Voting Common Stock and Nonvoting Common Stock of Topp Telecom, Inc., dated September 1, 1998. (8)

 10.10 Stock Option Agreement, dated as of September 1, 1998, by and between CellStar Telecom, Inc. and Topp Telecom, Inc. (8)

 10.11 Third Amendment to Credit Agreement, dated as of September 11, 1998, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

 27.1  Financial Data Schedule. (8)

 27.2  Restated Financial Data Schedule. (8)

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

(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8 - A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8 -A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(8)    Filed herewith.

(B)  REPORTS ON FORM 8-K.

       None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CELLSTAR CORPORATION


                                       By: /s/ Mark Q. Huggins
                                           -------------------
                                           Mark Q. Huggins,
                                           Senior Vice President-Administration
                                           and Chief Financial Officer
                                           (On behalf of the Registrant and as
                                           Principal Financial Officer)



                                       Date:  October 15, 1998

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                   Description
-------    --------------------------------------------------------------------


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

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation"). (4)

  4.6      Form of Rights Certificate. (4)

  4.7      Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

  10.1 Second Amendment to Credit Agreement, dated as of July 24, 1998, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

  10.2 Stock Purchase Agreement, effective November 1, 1997, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp and Frederick
           J. Pollak. (8)

  10.3 Shareholders' Agreement, dated as of November 4, 1997, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp, F.J. Pollak and Dora Topp. (8)

  10.4 Letter Agreement, dated August 16, 1998, by and among CellStar, Ltd., Topp Telecom, Inc., David Topp and Frederick J. Pollak. (8)

  10.5 Amendment to Stock Purchase Agreement, dated as of September 1, 1998, by and among Topp Telecom, Inc., CellStar Telecom, Inc., and Frederick J. Pollak. (8)

  10.6 Promissory Note dated as of September 1, 1998 in the amount of $26,990,000, executed by Topp Telecom, Inc., in favor of CellStar, Ltd. (8)

  10.7 Amendment to Shareholders' Agreement, dated as of September 1, 1998, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp, Frederick J. Pollak and Dora Topp. (8)

  10.8 Security Agreement, dated as of September 1, 1998, by and between Topp Telecom, Inc. and CellStar, Ltd. (8)

  10.9 Warrant to Subscribe for and Purchase Voting Common Stock and Nonvoting Common Stock of Topp Telecom, Inc., dated September 1, 1998. (8)

  10.10 Stock Option Agreement, dated as of September 1, 1998, by and between CellStar Telecom, Inc. and Topp Telecom, Inc. (8)

  10.11 Third Amendment to Credit Agreement, dated as of September 11, 1998, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

  27.1     Financial Data Schedule. (8)

  27.2     Restated Financial Data Schedule. (8)

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

  (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8 - A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.

  (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8 -A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

  (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.

  (7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

  (8)      Filed herewith.