Form 10-K405
period 1998-11-30
CELLSTAR CORP
filed 1999-02-26
CIK 913590

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR                  COMMISSION FILE NUMBER
        ENDED NOVEMBER 30, 1998                        0-22972
                               ----------------
                             CELLSTAR CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               ----------------

               DELAWARE                              75-2479727
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

                               YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On February 23, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $465,274,573, based on the closing sale price of $11.75 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

  On February 23, 1999, there were 59,541,096 outstanding shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held during 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    CELLSTAR CORPORATION INDEX TO FORM 10-K

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.
Item 1. Business........................................................     3
Item 2. Properties......................................................    12
Item 3. Legal Proceedings...............................................    13
Item 4. Submission of Matters to a Vote of Security Holders.............    14
PART II.
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters................................................................    15
Item 6. Selected Consolidated Financial Data............................    16
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................    17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    24
Item 8. Consolidated Financial Statements and Supplementary Data........    25
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure...................................................    25
PART III.
Item 10. Directors and Executive Officers of the Registrant.............    26
Item 11. Executive Compensation.........................................    26
Item 12. Security Ownership of Certain Beneficial Owners and Management.    26
Item 13. Certain Relationships and Related Transactions.................    26
PART IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
 K......................................................................    27

                                    PART I.

ITEM 1. BUSINESS

GENERAL

 CellStar Overview

  CellStar Corporation ("CellStar" or the "Company") is a global company focused on providing distribution and value-added services to wireless carriers and manufacturers in direct relationships. With operations in the North American Region, the Asia-Pacific Region, the Latin American Region and the European Region, CellStar is one of the world's largest non-carrier wholesale distributors of wireless handsets for major manufacturers. The "North American Region" currently consists of the United States. The "Asia-Pacific Region" consists of the People's Republic of China, including Hong Kong ("PRC"), Singapore, Malaysia, Taiwan and The Philippines. The "Latin American Region" consists of Mexico, Colombia, Venezuela, Chile, Argentina, Brazil and Peru. The "European Region" consists of the United Kingdom, Sweden and Poland.

  The Company's distribution services include purchasing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery of wireless handsets and accessories. In addition, the Company offers its customers value-added services, including inventory management, marketing, prepaid wireless, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services, including customized "1-800" fulfillment. The Company recently entered into agreements with several providers of global satellite communication services to distribute wireless handsets and accessories and provide certain value-added fulfillment services. The Company is also a retailer of wireless communications products in certain markets.

  The Company's revenues grew at a 48.6% compound annual rate for the five fiscal years ended November 30, 1998, and increased 34.6% for the year ended November 30, 1998, compared to the prior fiscal year. Net income for fiscal 1998 was $14.4 million, compared to net income of $53.6 million for fiscal 1997. This decrease was primarily due to the Company's recognition of the net loss of Topp Telecom, Inc. ("Topp") to the extent of the Company's entire debt and equity investment in Topp; the settlement of the Company's class action lawsuit; and the costs of de-emphasizing or eliminating certain businesses, including the Company's reseller and U.S. retail operations and other operations that are non-essential to the Company's core business.

  In the fourth quarter, CellStar reviewed all operations, particularly non-strategic and poorly performing operations, and focused its growth strategy on providing value-added services to wireless carriers and manufacturers in direct relationships. As a result, the Company is:

  . De-emphasizing or eliminating businesses, and writing off related assets, that do not support its growth strategy;

  . Targeting for sale its reseller operations, retail operations in the United States and other operations that are non-essential to its core business;

  .  Intensifying its focus on cost control; and

  . Continuing to invest in operations that strengthen its direct relationships with wireless carriers and manufacturers.

  CellStar believes that successful implementation of these strategic initiatives should generate consistently improved results, beginning in 1999, and should enhance the long-term value of its stockholders' investments in the Company.

  The Company, a Delaware corporation, was formed in 1993 to hold the stock of a company that is now an operating subsidiary. The operating subsidiary was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, the Company began offering wireless communications products and services, and in 1989, the Company became an authorized distributor of Motorola, Inc. ("Motorola") wireless handsets in certain portions of the United States. The Company entered into similar arrangements with Motorola in the Latin American Region in 1991, the Asia-Pacific Region in 1994 and the European Region in 1996. The Company has also entered into similar distributor agreements with other manufacturers, including Nokia Mobile Phones, Inc. ("Nokia"), Ericsson Inc. ("Ericsson") and QUALCOMM Incorporated ("QUALCOMM").

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

 Industry Overview

  Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable handsets, pagers and two-way radios. Since its inception in 1983, the wireless handset market has grown rapidly. The Company believes that the wireless communications industry will continue to grow for a number of reasons. Economic growth, increased service availability and the lower cost of wireless service compared to conventional landline telephone systems in emerging markets will, the Company believes, continue to create demand for wireless communications products. The Company also believes that the change from analog to digital technology will increase overall market growth and encourage consumers to purchase the next generation of products. In addition, advanced digital technologies have led to increases in the number of network operators and resellers, which have promoted greater competition for subscribers and, the Company believes, have resulted in increased demand for wireless communications products. Finally, the proliferation of new manufacturers is expected to lower prices, increase product selection and expand sales channels.

NORTH AMERICAN REGION

 Industry

  In the United States, wireless handset service was developed as an alternative to conventional landline systems and existing mobile handset service and has been one of the fastest growing market segments in the communications industry. The number of U.S. wireless subscribers has grown significantly since the inception of the wireless handset industry in 1983. The Company believes that the U.S. market for wireless services will continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and enhancements. In addition, many wireless service providers are upgrading their existing systems from analog to digital technology as a result of capacity constraints in many of the larger wireless markets and in order to respond to competition. Digital technology increases system capacity and offers other advantages, such as improved overall average signal quality, improved call security, lower incremental costs for additional subscribers and the ability to provide data transmission services.

 Wholesale Operations

  General. Approximately 96% of the Company's North American Region revenues during fiscal 1998 were derived from wholesale operations, compared to 93% for fiscal 1997 (excluding the Company's Miami, Florida operations, which are included in the Latin American Region). In the United States, manufacturers such as Motorola, Nokia, Ericsson and NEC Corporation ("NEC") sell wireless handsets directly to large wireless carriers, such as AT&T Wireless Services, Inc., and large mass merchandisers, such as Best Buy Co., Inc. and Circuit City Stores, Inc. The Company's wholesale operations complement these manufacturers' distribution channels, in that these manufacturers generally also sell to wholesale distributors such as the Company in order to access smaller volume purchasers. The Company also acts as a wholesale distributor of wireless accessories manufactured by original equipment manufacturers ("OEMs") and other suppliers to large wireless carriers and mass merchandisers, as well as to smaller volume purchasers.

  During fiscal 1998, the Company sold its products to over 2,500 U.S. wholesale customers, the ten largest of which accounted for approximately 15% of the Company's consolidated revenues in fiscal 1998, of which approximately 10% are attributable to the Company's agreement to provide fulfillment and other distribution services to Pacific Bell Mobile Services ("PBMS"). The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Ericsson, Nokia, QUALCOMM, Sony Electronics Inc. ("Sony") and NEC, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, boosters, hands-free kits, handheld accessories, antennas, batteries, battery packs, battery eliminators, leather cases and battery chargers. The Company sells handsets and accessories under private labels to wireless carriers such as Southwestern Bell Wireless Inc., GTE Mobilnet, Western Wireless, PBMS and U.S. Cellular.

  The Company offers a broad product mix in the United States, including products that are compatible with digital and analog systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  In addition to its distribution services, the Company provides various value-added facilitation and fulfillment services, including aftermarket and OEMs product packaging and configuration, inventory management, order processing, return and repair management, marketing and design, credit and collections and handset sales. The Company believes that opportunities continue to exist for it to assist wireless communications carriers in meeting their supply and distribution needs by providing complete order-fulfillment services. The Company anticipates an increased demand for such services as new and existing wireless carriers and manufacturers desire to outsource these activities in order to reduce costs and focus on their own core businesses.

  The Company's primary distribution facility, a 120,000 square foot warehouse facility, is located at its corporate headquarters in the Dallas/Fort Worth metropolitan area. The Company also operates a 58,900 square foot wholesale distribution facility in Chino, California to support the Company's west coast customers.

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

 Retail Operations

  General. Approximately 4% of the Company's North American Region revenues during fiscal 1998 were derived from retail operations, compared to 7% for fiscal 1997 (excluding the Company's Miami, Florida operations, which are included in the Latin American Region). As of November 30, 1998, the Company conducted its U.S. retail operations through 13 stand-alone retail stores in three states. In January 1999, the Company sold its six retail stores located in the Dallas-Fort Worth area to Southwestern Bell Wireless Inc. and announced its intent to dispose of its remaining seven retail locations in the United States in the near term.

  The Company's retail stores generate revenues from three sources: the sale of wireless handsets and other products, activation commissions and, in most cases, residual payments. An activation commission is paid by a wireless carrier when a customer initially subscribes for wireless service. The amount of the activation commission paid by a wireless carrier is based on the service plans and promotional marketing programs offered by that particular wireless carrier. The Company's carrier contracts also provide for a residual payment, which is a monthly payment made by a wireless carrier to the Company based on the wireless handset usage by a customer activated by the Company.

  Sales and Marketing. The Company promotes its stand-alone retail stores through direct mailings and local media, including newspapers.

ASIA-PACIFIC REGION

 Industry

  Whereas demand for wireless service in major industrialized countries has been driven primarily by automobile and business travel, the Company believes that in the Asia-Pacific Region, primarily in the PRC, demand for such services has been and will continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and to limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these factors, as well as the large population bases and economic growth in this region, the Company believes that phone users will increasingly utilize wireless systems.

 Operations

  General. The key to the Company's expansion in the Asia-Pacific Region has been its relationships with wireless equipment manufacturers. The Company historically has entered a new market with the support of a manufacturer. The Company distributes products in the Asia-Pacific Region for Motorola, Nokia and Ericsson. Throughout the Asia-Pacific Region, CellStar acts as a wholesale distributor of wireless handsets to large and small volume purchasers.

  CellStar (Asia) Corporation Limited ("CellStar Asia"), the oldest of the Company's business units in the region, derives its revenue principally from wholesale sales of wireless products to Hong Kong-based companies that ship wireless products to the remainder of the PRC and Taiwan.

  Shanghai CellStar International Trading Company, Ltd. ("CellStar Shanghai"), a wholly-owned, limited liability foreign trade company established in Shanghai, PRC, commenced domestic wholesale operations in the PRC in 1997 using a local commodities exchange market as an intermediary, pursuant to an experimental initiative permitting market access as authorized by the Shanghai municipal government. CellStar Shanghai purchases wireless handsets locally manufactured by Motorola and Nokia and wholesales those products to distributors and retailers located throughout the PRC. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations utilizing CellStar's trademarks. Under the terms of such arrangements, CellStar Shanghai provides services, sales support, training and access to promotional materials for use in their operations. In exchange, those distributors agree to purchase most of their requirements of wireless handsets from CellStar Shanghai and further agree to allow CellStar Shanghai to purchase up to 50% of their operation if and when foreign ownership of domestic retail operations is allowed by the PRC government. CellStar Shanghai currently deals with numerous local distributors, including distributors located in the ten largest metropolitan areas in the PRC. CellStar Shanghai leases warehouse, showroom and office space in the Pudong district of Shanghai.

  Although the Company's business in the Asia-Pacific Region is predominantly wholesale, operations within a particular country may be either wholesale, retail, or both, and may be owned solely by the Company or jointly with local partners, depending on the market and regulatory environment in the host country.

  The following table outlines the Company's entry into the Asia-Pacific
Region:

                                                             TYPE OF OPERATION
                                                     YEAR    (AS OF NOVEMBER 30,
     COUNTRY                                        ENTERED         1998)
     -------                                        ------- --------------------
     Hong Kong/China...............................  1993        Wholesale
     Singapore.....................................  1995   Wholesale and Retail
     The Philippines...............................  1995   Wholesale and Retail
     Malaysia......................................  1995   Wholesale and Retail
     Taiwan........................................  1995   Wholesale and Retail

  At November 30, 1998, the Company sold its products to over 250 wholesale customers in the Asia-Pacific Region (excluding customers of the Company's Malaysian joint venture), the ten largest of which accounted for approximately 25% of the Company's consolidated revenues in fiscal 1998. The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Nokia and Ericsson, and aftermarket accessories manufactured by a variety of suppliers. Accessories include, among others, batteries, hands-free kits, chargers, carkits, battery eliminators and leather cases.

  The Company offers a broad product mix in the Asia-Pacific Region, including products that are compatible with digital and analog systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

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

  Sales and Marketing. The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force and through trade shows and television advertising. To penetrate local markets in The Philippines, the Company has made use of subagent and license relationships.

LATIN AMERICAN REGION

 Industry

  As in the Asia-Pacific Region, the Company believes that demand for wireless services in the Latin American Region has been and will continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and to limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these factors, as well as the large population bases and economic growth in this region, the Company believes that phone users will increasingly utilize wireless systems.

 Operations

  General. The key to the Company's expansion in the Latin American Region has been its relationships with wireless equipment manufacturers and wireless service carriers. The Company distributes products in the Latin American Region for manufacturers such as Motorola, Nokia and Ericsson. CellStar acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as the large wireless carriers (e.g., Telcel, the wireless subsidiary of Telmex), as well as to smaller volume purchasers. The Company operates a wholesale distribution facility in, and offers facilitation services out of, Miami, Florida to serve customers in the Latin American Region. As a result, the Company's Miami, Florida operations are included in the Latin American Region.

  Although the Company's business in the Latin American Region is predominantly wholesale, operations within a particular country may be either wholesale, retail or both. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region. In 1998, the Company entered into a majority owned joint venture to conduct its operations in Brazil. The Company's largest wholesale customers in the region are wireless carriers. As of November 30, 1998, the Company operated 50 retail locations (including kiosks) in the Latin American Region--43 in Mexico, three in Colombia, three in Chile and one in Argentina.

  The following table outlines the Company's entry into the Latin American
Region:

                                                             TYPE OF OPERATION
                                                     YEAR    (AS OF NOVEMBER 30,
     COUNTRY                                        ENTERED         1998)
     -------                                        ------- --------------------
     Mexico........................................  1991   Wholesale and Retail
     Venezuela.....................................  1993        Wholesale
     Brazil........................................  1993        Wholesale
     Chile.........................................  1993   Wholesale and Retail
     Colombia......................................  1994   Wholesale and Retail
     Argentina.....................................  1995   Wholesale and Retail
     Peru..........................................  1998        Wholesale

  At November 30, 1998, the Company sold its products to over 1,650 wholesale customers in the Latin American Region, the ten largest of which accounted for approximately 20% of the Company's consolidated revenues in fiscal 1998. The Company offers wireless communications handsets and accessories manufactured by OEMs, such as Motorola, Nokia and Ericsson, and aftermarket accessories manufactured by a variety of suppliers to mass merchandisers and other retailers. Accessories include, among others, batteries, hands-free kits, chargers, leather cases, power supplies and antennas.

  The Company offers a broad product mix in the Latin American Region, including products that are compatible with digital and analog systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

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

  Sales and Marketing. The Company markets its products through direct sales and advertising. In those markets where it conducts retail operations, the Company primarily utilizes direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in Mexico, Venezuela and Colombia. In addition, the Company offers prepaid wireless programs in Venezuela and Peru. On February 18, 1999, the Company entered into an agreement to sell its Venezuelan prepaid wireless business.

EUROPEAN REGION

  The Company's U.K. subsidiary sells wireless handsets, pagers, mobile radio and other wireless communications equipment and related accessory products throughout Europe, Africa and the Middle East. The Company's subsidiaries in Sweden and Poland distribute products in their respective countries and in other European markets for several manufacturers, including Ericsson, Nokia and Motorola.

  The Company's operations and sales in the European Region are subject to political and economic risks, including the following: political instability; currency controls; currency devaluations; exchange rate fluctuations; risks related to the Euro conversion; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in import/export regulations, including enforcement policies; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

INDUSTRY RELATIONSHIPS

  The Company has established relationships with leading wireless equipment manufacturers and wireless service carriers. These alliances have been key to the Company's market and product expansion.

  Although the Company purchased its products from more than 20 primary suppliers in fiscal 1998, substantially all of the Company's purchases were from Motorola, Nokia, Ericsson and NEC. For the year ended November 30, 1998, Motorola accounted for approximately 67% of the Company's product purchases, including CellStar branded products. In addition, revenues attributable to the Company's fulfillment agreement with PBMS accounted for approximately 10% of consolidated revenues for fiscal 1998.

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

  The Company's expansion has been due to several factors, one of which is its relationship with Motorola, historically one of the largest manufacturers of wireless products in the world and the Company's largest supplier. In July 1995, Motorola purchased a split adjusted 2,089,312 shares of the outstanding common stock of the Company. The Company believes that its relationship with its suppliers will enable it to continue to offer a wide variety of wireless communications products in the marketplace. While the Company believes that its relationship with Motorola and other significant vendors is satisfactory, there can be no assurance that these relationships will continue.

  The Company has recently formed several new relationships with various providers of global satellite communication services. In September and November 1998, the Company entered into agreements with Iridium LLC and Iridium North America, respectively, to distribute wireless handsets and accessories for the Iridium World Product Care and Iridium World Roaming Service programs. The Company will also act as a non-exclusive global distribution vendor to provide certain value-added fulfillment services, including terrestrial wireless product provisioning and programming. In January 1999, the Company entered into agreements with affiliates of ORBCOMM Global, L.P ("ORBCOMM"), pursuant to which the Company will establish a program to distribute subscriber communicators and related accessories to ORBCOMM system customers throughout the world. In February 1999, the Company entered into an agreement with AirTouch Satellite Services, Inc. under which CellStar will distribute wireless handsets, fixed terminals and accessories and will provide procurement, fulfillment, packaging and returns management services within the United States.

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

ASSET MANAGEMENT

 Information Technology

  The Company continues to invest in and focus on technology to improve financial and information technology control systems. During 1998, the Company made significant progress on several information technology initiatives: (i) implementation and rollout of data mart and decision support applications to improve sales and inventory analysis, (ii) upgrades to the corporate headquarter network backbone to improve reliability and performance, (iii) implementation of a common electronic mail and groupware solution worldwide,
(iv) implementation of remote access and computing for all traveling workforce, and (v) upgrade of all internet security and electronic commerce platforms. In addition, the Company, through the rollout of a common application suite, provided improvements in work flow at various sites and positioned the Company to be

Year 2000 compliant. Key efforts for 1999 include: (1) rollout of a single multi-currency/language platform to support the satellite business and global carriers; (2) completion of Year 2000 preparation; and (3) further rollout of internet based computing and commerce applications.

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

  During fiscal 1998, the Company continued implementation of its program to reengineer its materials management processes, including configuration of its main warehouse layout to optimize cycle times and reduce inventory handling costs. The Company has also continued to expand on technologies such as Radio Frequency (to capture outbound serial numbers into the Company's AS/400 system) and integration of the Company's major shipping partner into the AS/400 system.

  Typically, the Company ships its products within 24 hours from receipt of customer orders and, therefore, backlog is not considered material to the Company's business.

  The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. The Company's success depends in large part upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over the Company's products or that render the products sold by the Company obsolete or less marketable. The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit these risks by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company's significant inventory investment in its international operations exposes it to certain political and economic risks. See "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- International Operations."

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

  In the current U.S. wholesale wireless communications products markets, the Company's primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. ("Brightpoint"). The Company also competes with logistics companies. The Company's major competitors in the United States in the retail wireless communications products markets are other agents and resellers and wireless carriers that have retail outlets.

  Competitors of the Company in the European, Asia-Pacific and Latin American Regions include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors, including Brightpoint. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for the wireless carriers.

EMPLOYEES

  As of November 30, 1998, the Company had approximately 1,100 employees worldwide. In Mexico, approximately 150 employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the executive officers of the Company:

   Alan H. Goldfield.......  55 Chief Executive Officer and Chairman of the Board
   Richard M. Gozia........  54 President, Chief Operating Officer and Director
   A.S. Horng..............  41 Chairman, Chief Executive Officer and General Manager of
                                CellStar (Asia) Corporation Limited
   Evelyn Henry Miller.....  41 Senior Vice President--Finance and Chief Financial Officer
   Daniel T. Bogar.........  39 Senior Vice President--Latin American Region and Director
   Timothy L. Maretti......  45 Senior Vice President--Brazil Region
   Elaine Flud Rodriguez...  42 Vice President, General Counsel and Secretary

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

  A.S. Horng has served as Chairman of CellStar Asia since January 1998 and has also served as Chief Executive Officer of such company since April 1997 and General Manager since 1993. From April 1997 until January 1998, Mr. Horng served as Vice Chairman of CellStar Asia, and from April 1997 until October 1997, Mr. Horng served as President of CellStar Asia. From 1991 to 1993, Mr. Horng was President of C-Mart USA Corporation, a distributor and manufacturer of aftermarket wireless phone accessory products. Mr. Horng serves the Company pursuant to an employment agreement.

  Evelyn Henry Miller has served as Senior Vice President--Finance and Chief Financial Officer since January 1999. From November 1995 until January 1999, she was Vice President--Corporate Controller of the Company. From August 1993 until October 1995, Ms. Miller served as Director, Corporate Accounting of Aviall, Inc. ("Aviall"), the world's largest independent overhauler of turbine engines and distributor of airplane parts. From April 1988 until August 1993, Ms. Miller served in various other capacities for Aviall. Prior to joining Aviall, Ms. Miller served as Assistant Controller, Accounting Operations for Dallas Market Center (a Trammell Crow Company) and held several positions with KPMG LLP. Ms. Miller is a certified public accountant.

  Daniel T. Bogar has served as Senior Vice President--Latin American Region since January 1998 and as a director of the Company since July 1994. Mr. Bogar served as Vice President of Latin American Operations from April 1997 to January 1998. From 1993 to 1997, Mr. Bogar served as Vice President of South American Operations. From 1991 to 1992, Mr. Bogar managed the Company's operations in Mexico, and from 1987 to 1991, Mr. Bogar was General Manager of the Company's Houston operations. Mr. Bogar has been responsible for the Company's Latin American Region operations since 1992.

  Timothy L. Maretti has served as Senior Vice President--Brazil Region since November 1998. From January 1998 until November 1998, he was Senior Vice President--U.S. Region of the Company and has been a Vice President of the Company since October 1993. From March 1992 to 1993, Mr. Maretti served as general director of the Company's Mexican operations. From 1987 to 1992, Mr. Maretti served as Vice President-- Regional General Manager of Southwestern Bell Mobile Systems, Inc., Dallas.

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

ITEM 2. PROPERTIES

  As of November 30, 1998, the Company had a total of 19 operating facilities in the United States of which 17 were leased. In December 1998, the Company sold six of its 13 retail store operations in the North American Region and intends to sell the remaining seven retail store operations in the near term. As of November 30, 1998, the Company had a total of 32 operating facilities in the Asia-Pacific Region (including kiosks, but not including facilities of the Company's Malaysian joint venture), 31 of which were leased, and a total of 60 operating facilities in the Latin American Region (including kiosks), 59 of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations. The Company leased one of its former U.S. stand-alone retail stores from its Chief Executive Officer, Alan H. Goldfield.

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

  The Company leases two distribution facilities in Miami, Florida, which contain approximately 22,500 square feet and 60,000 square feet, respectively, and are used to serve customers in the Latin American Region. In addition, the Company has a lease for a 58,900 square feet distribution facility located in Chino, California.

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

  These four lawsuits were consolidated into the case styled State of Wisconsin Investment Board, Diane Larson, Martin Katz, Mostafa Aboul-Fetouh, Ahmed Aboul-Fetouh and Enass Aboul-Fetouh on behalf of themselves and others similarly situated v. Alan H. Goldfield, Terry S. Parker, Kenneth W. Sanders, John S. Bain, Evelyn M. Henry, Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, Leonard C. Ratley, James L. Johnson, Ronald J. Kramer, CellStar Corporation and KPMG Peat Marwick LLP, Civil Action No. 3:96-CV-1353-R. The State of Wisconsin Investment Board was appointed lead plaintiff in the consolidated action and filed a Consolidated Amended Complaint asserting claims against the Company and certain of its present and former officers and directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, Section 27.01 of the Texas Civil Statutes, common law fraud, negligent misrepresentation, and breach of fiduciary duty to disclose under Delaware common law. The Consolidated Amended Complaint alleged, among other things, that the defendants misrepresented or failed to disclose material facts regarding the business, financial condition, performance and future prospects of the Company and that, as a result of such statements or omissions, the value of the Company's Common Stock was artificially inflated. Claims were also asserted against the Company's auditors, KPMG Peat Marwick L.L.P. The plaintiffs sought compensatory damages, exemplary damages and costs and expenses, including attorneys' fees and expert fees. Although the plaintiffs did not specify the amount of damages sought, they argued that the alleged class sustained damages in excess of $50 million.

  In December 1996, defendants filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. By orders dated in August and September 1998, the Court (i) dismissed all claims as to defendants KPMG Peat Marwick L.L.P., Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, James L. Johnson and Ronald J. Kramer; (ii) dismissed the claim alleging breach of fiduciary duty as to all defendants; and (iii) denied the motions to dismiss all other claims as to all other defendants.

  Although the Company believes it had meritorious defenses to these claims, on November 19, 1998, the Company entered into a Stipulation of Settlement resolving all claims pending in the suit. The settlement was approved by the Court on January 25, 1999 and all remaining claims were dismissed.

  On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and is cooperating with the Commission staff in their investigation.

  The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended November 30, 1998.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is quoted on the NASDAQ Stock Market under the symbol "CLST." The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the NASDAQ Stock Market. Sales prices have been adjusted to give effect to a three-for-two stock split on June 17, 1997 and a two-for-one stock split on June 23, 1998.

                                                                   HIGH    LOW
                                                                  ------- ------
     Fiscal Year ended November 30, 1998
      Quarter Ended:
       February 28, 1998......................................... $16.156  9.438
       May 31, 1998..............................................  18.391 12.938
       August 31, 1998...........................................  17.875  6.625
       November 30, 1998.........................................   9.563  3.063
     Fiscal Year ended November 30, 1997
      Quarter Ended:
       February 28, 1997......................................... $ 8.750  3.813
       May 31, 1997..............................................  11.958  6.917
       August 31, 1997...........................................  16.813 11.208
       November 30, 1997.........................................  24.469 12.938

  As of February 23, 1999, there were 267 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by CEDE & Co.

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

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

  The financial data presented below, as of and for each of the years in the five-year period ended November 30, 1998, were derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                    YEAR ENDED NOVEMBER 30,
                          ---------------------------------------------------
                             1998       1997      1996     1995        1994
                          ----------  ---------  -------  -------     -------
                              (IN THOUSANDS, EXCEPT PER SHARE AND
                                        OPERATING DATA)
STATEMENTS OF OPERATIONS
 DATA:
  Revenues..............  $1,995,850  1,482,814  947,601  811,915     518,422
  Cost of sales.........   1,823,075  1,325,488  810,000  702,074     448,780
                          ----------  ---------  -------  -------     -------
  Gross profit..........     172,775    157,326  137,601  109,841      69,642
                          ----------  ---------  -------  -------     -------
  Operating expenses:
    Selling, general and
     administrative
     expenses...........     116,747     81,319  135,585   76,553      44,598
    Lawsuit settlement..       7,577        --       --       --          --
                          ----------  ---------  -------  -------     -------
  Total operating
   expenses.............     124,324     81,319  135,585   76,553      44,598
                          ----------  ---------  -------  -------     -------
  Operating income......      48,451     76,007    2,016   33,288      25,044
  Other income
   (expense):
    Interest expense....     (14,446)    (7,776)  (8,350)  (6,144)     (1,016)
    Other, net..........     (27,059)     2,725     (532)   3,194       1,248
                          ----------  ---------  -------  -------     -------
  Total other income
   (expense)............     (41,505)    (5,051)  (8,882)  (2,950)        232
                          ----------  ---------  -------  -------     -------
  Income (loss) before
   income taxes.........       6,946     70,956   (6,866)  30,338      25,276
  Income taxes..........      (7,418)    17,323     (453)   7,442       9,028
                          ----------  ---------  -------  -------     -------
  Net income (loss).....  $   14,364     53,633   (6,413)  22,896      16,248
                          ==========  =========  =======  =======     =======
  Net income (loss) per
   share:(1)
    Basic...............  $     0.24       0.92    (0.11)    0.41        0.29
    Diluted.............  $     0.24       0.89    (0.11)    0.41        0.29
  Weighted average
   number of shares
   outstanding and
   effect of dilutive
   securities:
    Basic...............      58,865     58,144   57,821   56,466      55,324
    Diluted.............      60,656     60,851   57,821   56,466      55,324
OPERATING DATA:
  International
   revenues, including
   export sales, as a
   percentage of
   revenues.............        76.3%      66.7%    64.0%    63.5%(2)    45.0%(2)
                                        AT NOVEMBER 30,
                          ---------------------------------------------------
                             1998       1997      1996     1995        1994
                          ----------  ---------  -------  -------     -------
                                         (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......  $  259,923    259,954   71,365   74,410      63,668
  Total assets..........  $  775,525    497,111  298,551  314,921     186,354
  Notes payable to
   financial
   institutions and
   current portion of
   long-term debt.......  $   85,023        --    56,704   99,187      12,735
  Long-term debt, less
   current portion......  $  150,000    150,000    6,285    6,880       3,095
  Stockholders' equity..  $  177,791    160,865  104,263  111,295      76,642

--------
(1) Common stock amounts have been retroactively adjusted to give effect to a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998.
(2) Includes export sales of $90.2 million and $59.8 million in 1995 and 1994, respectively, to CellStar Asia prior to June 3, 1995 when it became a wholly-owned subsidiary of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  CellStar is a global company focused on providing distribution and value-added services to wireless carriers and manufacturers in direct relationships. From 1994 through 1998, the Company's revenues grew from $518.4 million to $1,995.9 million. The Company accomplished this growth in both U.S. and international sales by focusing its efforts on the wireless handset industry. Sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices.

  The Company's diluted net income per share in 1998 decreased to $0.24 from $0.89 in 1997. This decrease was primarily due to the Company's recognition of Topp's net loss to the extent of the Company's entire debt and equity investment in Topp; the settlement of the class action lawsuit; and the cost of de-emphasizing or eliminating certain businesses, including the Company's reseller and U.S. retail operations and other operations that are non-essential to the Company's core business.

  The Company derives revenues from three categories: net product sales, activation income and residual income. Substantially all of the Company's revenues are net product sales, which include sales of handsets and other wireless communications products, revenues from fulfillment services and revenues from other value-added services. Activation income includes commissions paid by a wireless carrier when a customer initially subscribes for wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company. The Company expects its activation and residual income to decrease as it implements its plan to de-emphasize or eliminate certain businesses.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  Certain of the matters discussed under the captions "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act and the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "believes," "will," "continues," "expects," "intends," "may," "might," "would," "could," and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this report ("Cautionary Statements"), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

                                                           1998   1997   1996
                                                           -----  -----  -----
   Revenues............................................... 100.0% 100.0% 100.0%
   Cost of sales..........................................  91.3   89.4   85.5
                                                           -----  -----  -----
     Gross profit.........................................   8.7   10.6   14.5
   Selling, general and administrative expenses...........   5.8    5.5   14.3
   Lawsuit settlement.....................................   0.4    --     --
                                                           -----  -----  -----
     Operating income.....................................   2.5    5.1    0.2
   Other income (expense):
     Interest expense.....................................  (0.7)  (0.5)  (0.9)
     Other, net...........................................  (1.4)   0.2    --
                                                           -----  -----  -----
       Total other income (expense).......................  (2.1)  (0.3)  (0.9)
                                                           -----  -----  -----
     Income (loss) before income taxes....................   0.4    4.8   (0.7)
   (Benefit) provision for income taxes...................  (0.3)   1.2    --
                                                           -----  -----  -----
   Net income (loss)......................................   0.7%   3.6%  (0.7)%
                                                           =====  =====  =====

  The amount of revenues and the approximate percentages of revenues attributable to the Company's operations for the past three fiscal years are shown below:

                                     1998             1997            1996
                               ----------------  ---------------  -------------
                                           (DOLLARS IN THOUSANDS)
   North American Region...... $  472,837  23.7%   493,585  33.3% 341,352  36.0%
   Asia-Pacific Region........    513,869  25.7    422,751  28.5  248,493  26.2
   Latin American Region......    705,624  35.4    497,336  33.6  347,188  36.7
   European Region............    303,520  15.2     69,142   4.6   10,568   1.1
                               ---------- -----  --------- -----  ------- -----
   Total...................... $1,995,850 100.0% 1,482,814 100.0% 947,601 100.0%
                               ========== =====  ========= =====  ======= =====

  Revenues from the Company's Miami, Florida operations ("Miami") have been classified as Latin American Region revenues as these revenues are primarily exports to South American countries, either by the Company or exporter customers.

FISCAL 1998 COMPARED TO FISCAL 1997

  Revenues. Revenues increased $513.1 million, or 34.6%, from $1,482.8 million in 1997 to $1,995.9 million in 1998.

  North American Region revenues decreased 4.2% from $493.6 million in 1997 to $472.8 million in 1998. The decrease was due to a decrease in net product sales of $10.8 million and continued decreases in both activation and residual income. The decrease in net product sales was largely due to decreasing unit sales prices, which was partially offset by increases in revenues from distribution and fulfillment contracts for the provision of products and value-added services.

  Revenues in the Asia-Pacific Region increased $91.1 million, or 21.5%, from $422.8 million in 1997 to $513.9 million in 1998. The Company's operations in the PRC provided $404.9 million in revenues, an increase of $85.2 million, or 26.6%, from $319.7 million. This increase was due to continued strong demand in the PRC, a broadened source of product manufactured there and the impact of tighter customs controls beginning in

August 1998. The Company's operations in Taiwan provided $68.4 million of revenues, an increase of $52.3 million, or 324.8%, from $16.1 million. The increase was due to higher demand resulting from the entry of several new carriers into the wireless market in the first fiscal quarter of 1998. Revenues from the Company's Singapore operations decreased $46.4 million, or 53.3%, from $87.0 million to $40.6 million. This decrease was due to decreased demand for wireless products as a result of the general economic, financial and currency conditions in the Southern Asia-Pacific area.

  The Company's operations in the Latin American Region provided $705.6 million of revenues in 1998, compared to $497.3 million in 1997, or a 41.9% increase. Revenues in Brazil, Mexico, Venezuela, Peru and Chile increased $92.4 million, $76.7 million, $37.3 million, $13.1 million, and $11.5 million, respectively. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunications industry and the entry of additional carriers into the wireless market during the latter half of 1998. Subsequent to November 30, 1998, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. See "--International Operations." The increase in Mexico was due to an extension of a promotion by the principal wireless carrier, which began the promotion in the fourth quarter of 1997. The increase in Venezuela was a result of the Company's prepaid wireless business, which the Company entered into an agreement to sell on February 18, 1999. In connection with the agreement, the Company was awarded an exclusive two-year contract to supply services for prepaid phone kits. The Company began its operations in Peru through the Company's acquisition of a prepaid wireless business in the second quarter of 1998. The increase in Chile was due to carrier promotions, which started in the second quarter of 1998 and lasted through the third quarter of 1998. Revenues in the remainder of the region decreased $22.7 million, primarily in Miami and Argentina. The decrease in Miami was largely due to an increase in demand for digital handsets and increased product availability from in-country suppliers thereby reducing export sales from Miami. The decrease in revenues in Argentina was caused by significant subscriber cancellations and excess inventory held by the carriers.

  Revenues from the Company's European Region were $303.5 million in 1998 compared to $69.1 million in 1997, an increase of $234.4 million, or 339.2%. This increase reflects the continued growth of the Company's U.K. operation, arising primarily from sales in international markets, and revenues from operations acquired in Sweden and Poland earlier in the year.

  Gross Profit. Gross profit increased $15.5 million, or 9.9%, from $157.3 million in 1997 to $172.8 million in 1998, while gross profit as a percentage of revenues decreased from 10.6% in 1997 to 8.7% in 1998. The increase in gross profit was due to the increase in wholesale revenues, which revenues were comprised primarily of net product sales. The decrease in gross profit as a percentage of revenues was due primarily to a decrease in U.S. retail revenues, which have a higher gross profit margin than wholesale revenues, to the impact of lower margins in the PRC as compared to those historically recognized in Hong Kong and to an increase in international sales by the U.K. operations, which have lower margins than the Company's other regions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $35.4 million, or 43.5%, from $81.3 million in 1997 to $116.7 million in 1998. This increase was principally due to costs incurred from the continued build-out of infrastructure, costs associated with business expansion activities and costs to de-emphasize or eliminate certain businesses. Overall selling, general and administrative expenses as a percentage of revenues increased to 5.8% in 1998 from 5.5% in 1997. Bad debt expense as a percentage of revenues increased to 0.7% in 1998 from 0.2% in 1997.

  Lawsuit Settlement. The Company recorded a charge of $7.6 million, which primarily represents the Company's portion of the settlement of the class action lawsuit.

  Interest Expense. Interest expense increased to $14.4 million in 1998 from $7.8 million in 1997. The increase was due to the addition of long-term debt at the end of 1997 and an increase in debt related to the Company's operations in Brazil.

  Equity in (Loss) Income of Affiliated Companies, Net. The significant equity in loss of affiliated companies in 1998 was primarily a result of the Company's recognition of a $29.2 million loss on its entire debt and equity investment in Topp. Beginning in the third quarter of 1998, the Company became the primary source of funding for Topp through the supply of handsets and, therefore, recognized Topp's net loss to the extent of the Company's entire debt and equity investment. In February 1999, the Company sold part of its equity investment in Topp to a wholly-owned subsidiary of Telefonos de Mexico S.A. de C.V. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million and retained a 19.5% equity ownership interest in Topp.

  Other, Net. Other, net, decreased $0.9 million, from income of $2.3 million in 1997 to $1.4 million in 1998. This decrease was primarily due to foreign currency transaction losses from the European Region's financing activities.

  (Benefit) Provision for Income Taxes. The Company's effective tax rate and income tax expense decreased due to higher losses before income taxes in countries, primarily in the United States, for which the benefits are recordable, and increases in income before taxes in foreign countries where tax rates are low or tax holidays are in effect.

FISCAL 1997 COMPARED TO FISCAL 1996

  Revenues. Revenues increased $535.2 million, or 56.5%, from $947.6 million in 1996 to $1,482.8 million in 1997.

  North American Region revenues increased $152.2 million, or 44.6%, from $341.4 million in 1996 to $493.6 million in 1997. The increase was due to an increase in net product sales of $213.7 million, which was partially offset by decreases in activation and residual income. The increase in net product sales was largely due to the increase in revenues from distribution and fulfillment contracts for the provision of products and value added services. As expected for 1997, activation and residual income decreased, primarily as a result of the sale of substantially all the Company's Communication Centers on November 26, 1996.

  Revenues in the Asia-Pacific Region increased $174.3 million, or 70.1%, from $248.5 million in 1996 to $422.8 million in 1997. The Company's operations in the PRC, primarily Hong Kong, provided $319.7 million in revenues in 1997, an increase of $120.0 million when compared to $199.7 million in 1996. The higher revenue levels resulted from the expansion in overall demand for wireless handsets in the region, particularly in the PRC, coupled with the increased availability of product during the year. Revenues provided by the Company's Singapore operations increased $40.2 million, from $46.8 million in 1996 to $87.0 million in 1997. This increase was primarily due to increased demand in The Philippines and Indonesia. The Company's operations in Taiwan, which commenced in the second quarter of 1996, provided $16.1 million of revenues in 1997, an increase of $14.1 million when compared to $2.0 million in 1996.

  The Company's operations in the Latin American Region provided $497.3 million of revenues in 1997 compared to $347.2 million in 1996, an increase of $150.1 million, or 43.2%. The increase in revenues was primarily due to an increase of $145.9 million in sales by the Company's Miami, Florida warehouse to customers exporting into South American countries, principally Brazil. This increase resulted from the Company's shift in strategy from in-country product sales by the Company's South American subsidiaries to reduce currency, accounts receivable, and inventory risks. The increase in revenues was also attributable to increases in Mexico, Argentina, and Venezuela of $23.7 million, $7.8 million, and $7.1 million, respectively. The increase in Mexico was the result of a change in promotional strategy by the principal wireless carrier, which began subsidizing units. The increase in Argentina was due to improved market penetration and a new pricing strategy by local wireless carriers whereby the calling party pays for the call. The increase in Venezuela was fueled by the

Company's prepaid wireless business. Brazil and the remainder of the region had decreases of $23.1 million and $11.3 million, respectively. The sharp decline in Brazil was principally due to actions of the Brazilian government, which limited the authorization of additional wireless lines.

  Revenues from the Company's European operation in the United Kingdom, which commenced in the second quarter of 1996, were $69.1 million in 1997, an increase of $58.5 million compared to $10.6 million in 1996.

  Gross Profit. Gross profit increased $19.7 million, or 14.3%, from $137.6 million in 1996 to $157.3 million in 1997, while gross profit as a percentage of revenues decreased from 14.5% in 1996 to 10.6% in 1997. The increase in gross profit was primarily due to the increase in CellStar Asia's net product sales of high-end products and due to the increase in sales from the Company's Miami, Florida, warehouse to customers exporting into South American countries. A reduction in the provision for inventory obsolescence of $3.9 million, from $8.7 million in 1996 to $4.8 million in 1997, also contributed to the increase in gross profit. These increases were partially offset by a significant decrease in U.S. retail revenues of $92.0 million, from $127.9 million in 1996 to $35.9 million in 1997. Retail revenues have a higher gross profit as a percentage of revenues than wholesale net product sales. Gross profit as a percentage of revenues decreased primarily due to the sale of substantially all of the Company's Communication Centers in November 1996 and due to the higher percentage of revenues from distribution and fulfillment contracts, which have lower gross profit margins than the Company's traditional wholesale business. Net foreign currency transaction losses in 1997 were $1.4 million compared to $1.8 million in 1996.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $54.3 million, or 40.0%, from $135.6 million in 1996 to $81.3 million in 1997. Approximately $22.6 million, or 41.6%, of the decrease was attributable to the reduction of employees related to the sale of the Communication Centers. The sale of the Communication Centers also gave rise to other decreases in selling, general and administrative expenses totaling approximately $8.9 million. A reduction in bad debt expense of $24.8 million, or 45.7% of the total decrease, was primarily attributable to the continuing strategy of increasing sales from the Company's Miami, Florida warehouse to customers exporting into South American countries, which has resulted in the Company's ability to enhance its controls over the extension of credit. Bad debt expense as a percentage of total revenues decreased from 2.9% in 1996 to 0.2% in 1997. These decreases were partially offset by an increase of $7.5 million in 1997 in employee-related costs incurred in connection with the increase in net product sales. Overall, the Company reduced selling, general and administrative expenses as a percentage of revenues from 14.3% in 1996 to 5.5% in 1997.

  Interest Expense. Interest expense declined to $7.8 million in 1997 from $8.4 million in 1996. The decrease in interest expense resulted primarily from the maintenance of lower balances under the Company's revolving credit agreement.

  Other, Net. Other, net increased $2.6 million, from an expense of $0.3 million in 1996 to income of $2.3 million in 1997, primarily as a result of an increase in interest income of $1.2 million, from $0.9 million to $2.1 million, and a decrease in minority interest of $0.7 million due to the acquisition of the remaining 20.0% interest of the Company's Singapore subsidiary on May 30, 1997.

  Provision (Benefit) for Income Taxes. The Company's income tax expense increased $17.8 million in 1997. The increase was primarily due to higher income before income taxes for the year ended November 30, 1997. The effective tax rate is higher for the year ended November 30, 1997 compared to the same period a year earlier, primarily due to higher proportional taxable income in both the United States and the Latin American Region, which have statutory tax rates of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

  During the year ended November 30, 1998, the Company relied primarily on cash available at November 30, 1997, cash generated from operations and on borrowings under its $135.0 million Multicurrency Revolving

Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At November 30, 1998 and February 22, 1999, the Company had available $41.0 million and $54.7 million of borrowing capacity, respectively, under the Facility.

  At November 30, 1998, the Company had $48.0 million of cash and cash equivalents, a decrease of $26.7 million since November 30, 1997. Cash was primarily used to fund global working capital requirements and acquisitions in Sweden, Poland and Peru. Accounts receivable increased primarily from significantly higher sales activity related to South America and the PRC, both of which typically have longer credit terms than those experienced by the Company elsewhere. Inventories have increased primarily as a result of increases in inventories of high-end wireless handsets in the PRC and Taiwan.

  As of November 30, 1998, the Company's Brazilian operations had borrowed $11.5 million, including accrued interest, under credit facilities with several Brazilian banks. Of these borrowings, $7.0 million was denominated in U.S. dollars. In conjunction with these credit facilities, the Company issued $7.0 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks. Annual interest rates on borrowings in Brazil ranged from approximately 36% to 48%.

  In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation against the U.S. dollar. See "--International Operations." As of January 31, 1999, the Company's Brazilian operations had borrowed $9.7 million, including accrued interest, $5.7 million of which was denominated in U.S. dollars and recorded on the Company's majority-owned Brazilian joint venture. On February 18, 1999, the joint venture recognized a currency transaction loss of approximately $4.0 million upon the conversion of the U.S. dollar denominated debt into a Brazilian real credit facility.

  As of November 30, 1998, the Company's guarantee for bank borrowings by its Malaysian joint venture was MYR13.2 million (Malaysian ringgits), or $3.5 million.

  The Company anticipates that available cash, amounts available under the Facility and cash generated from operations will be sufficient to satisfy the Company's working capital, capital expenditures and expansion plans for the 1999 fiscal year.

INTERNATIONAL OPERATIONS

  The Company's international operations are subject to political and economic risks, including but not limited to political instability, increased credit risks, changing tax and trade regulations, and currency devaluations and controls; however, the Company has not experienced any material foreign currency transaction gains or losses during the last three fiscal years. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into foreign currency non-deliverable forward ("NDF") contracts in certain instances.

  During the latter half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of an increase in demand for digital handsets and increased in-country product availability in Latin America. The Company expects to focus its efforts on servicing large, financially-sound carrier partners from the Company's Latin American subsidiaries.

  The Company's Brazilian operations are principally conducted through a majority-owned joint venture. The primary supplier of handsets to the joint venture is a Brazilian importer who is serviced from Miami. Sales to the importer are excluded from the Company's consolidated revenues, and the related gross profit is deferred until the handsets are sold by the Brazilian joint venture to customers. At November 30, 1998, the Company had Brazilian real NDF contracts, with maturities through January 29, 1999, to manage currency exposure risk related to these transactions. Subsequent to November 30, 1998, the Company entered into additional NDF contracts with expiration dates through March 10, 1999. Currently, the Brazilian joint venture is assessing other methods of limiting its exposure to movements in the Brazilian real against the U.S. dollar. In agreements made in January 1999, the Brazilian joint venture will be paid by certain major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to foreign currency losses from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. As of February 22, 1999, the Company had $34.8 million in accounts receivable due from the importer.

  Certain currencies in the Asia-Pacific Region have lost value relative to the U.S. dollar as a result of economic volatility. Although the Company has experienced no material foreign currency transaction losses, the Company's operations in its Asia-Pacific Region have experienced a higher degree of economic instability, especially in the southern portion of the region, which includes the Company's operations in Singapore, The Philippines and Malaysia.

  Additionally, the Company maintains a growing presence in Europe, and with the creation of the euro currency on January 1, 1999, the Company's operations in Europe may be exposed to more currency volatility and economic instability than has historically been the case.

YEAR 2000

  Since June 1997, the Company has been implementing a plan to assess and resolve Year 2000 issues that may affect it. The Company believes that the Year 2000 issues it must address include ensuring (i) that its information technology systems (hardware and software) enable it to manage and operate its business and (ii) that its non-information technology systems (including heating and air conditioning systems and warehouse equipment) will continue to operate.

  The phases and timetable for the Company's plans are as follows:

  Phase I.  Create awareness of and identify Year 2000 issues (June 1997-July
     1997)

  Phase II.  Assess and renovate existing systems (July 1997-July 1999)

  Phase III.  Validate and test systems (July 1998-July 1999)

  Phase IV.  Complete Year 2000 compliance (March 1999-August 1999)

  The Company is currently on schedule for implementing this plan. Phases II. and III. of the original plan conveyed in the Company's Form 10-Q dated August 31, 1998 have been extended to include the latest operating system releases for the Company's file servers and installations of financial and sales order systems at approximately one-half of the Company's international sites. The Company does not believe it has material, potential liability to third parties if its systems are not Year 2000 compliant.

  The Company has made substantial progress in assessing Year 2000 issues that affect third parties with which it has material relationships. It has sent questionnaires to its major suppliers and has received written responses from a majority of them. The responses received to date indicate that the suppliers have or will timely resolve their Year 2000 issues. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, to date the Company has only conducted informal conversations about Year 2000 issues with its customers. Each electronic data interchange or trading partner is being reviewed and upgraded to Year 2000 standards.

  The Company's costs of compliance with Year 2000 requirements are immaterial because it was in the process of upgrading or establishing systems to keep pace with its growth.

  The Company believes that it and its material suppliers will resolve their Year 2000 issues in a timely fashion. However, if the Company or its material suppliers do not become Year 2000 compliant, the Company could suffer a material adverse effect on its business, results of operations and financial condition. The Company believes that it is unlikely that any of these events will result, but there can be no such assurance. The Company currently has no contingency plans to handle the occurrence of these events and does not currently intend to create one.

IMPACT OF INFLATION

  Historically, inflation has not had a significant impact on the Company's overall operating results. However, the effects of inflation in volatile economies in foreign markets could have an adverse impact on the Company.

SEASONALITY AND CYCLICALITY

  The effects of seasonal fluctuations have not historically been apparent in the Company's operating results due to the Company's rapid growth in revenues. However, the Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. Seasonality did contribute to the increase in the Company's sales during the fourth quarter of 1996 due to the Company's retail operations, most of which the Company has divested. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company's principal markets could have a materially adverse effect on the Company's operating results.

ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which will become effective for the Company for its interim and annual periods commencing December 1, 1999. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 will have a material effect on the Company's consolidated financial position and results of operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

  The Company's international operations are subject to foreign currency risk; however, the Company has not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments for subsidiaries domiciled in non-highly inflationary countries are recorded to consolidated stockholders' equity under accumulated other comprehensive income. In highly inflationary countries, the Company records remeasurement gains and losses to the consolidated statements of operations. For the year ended November 30, 1998, the Company's international subsidiaries in Mexico and Venezuela had recorded immaterial foreign currency remeasurement losses because the economies of those countries were considered to be highly inflationary. Effective January 1, 1999, Mexico is no longer considered to be a highly inflationary economy.

  The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency NDF contracts in certain instances.

  As of November 30, 1998, the Company's Brazilian operations had borrowed $11.5 million, including accrued interest, under credit facilities with several Brazilian banks. Of these borrowings, $7.0 million was denominated in U.S. dollars, $1.3 million of which was repaid in December 1998. In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. On February 18, 1999, the remaining $5.7 million U.S. dollar denominated debt in Brazil was converted into a Brazilian real denominated credit facility by the Company's majority-owned Brazilian joint venture. Upon conversion, the joint venture realized a foreign currency transaction loss of approximately $4.0 million.

DERIVATIVE FINANCIAL INSTRUMENTS

  The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. As of November 30, 1998, the Company had Brazilian real NDF contracts aggregating $44.8 million with maturities from January 11, 1999 through January 29, 1999 and at strike prices ranging from 1.2325 to 1.2405 between the Brazilian real and the U.S. dollar. The Company's counterparty to these contracts was Chase Bank of Texas, N.A. ("Chase"). The Company continues to use contracts of this nature and it monitors the credit rating of Chase on a regular basis.

INTEREST RATE RISK

  The interest rate of the Company's Facility is a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases if the Company's ratio of consolidated funded debt to consolidated cash flow is greater than or equal to 3.0 to 1.0, which ratio is determined at the end of each fiscal quarter. During the year ended November 30, 1998, the interest rates of borrowings under the Facility ranged from 6.56% to 8.5%. The Company manages its borrowings under the Facility each business day to minimize interest expense.

  The borrowings of the Company's Brazilian operations are short time in nature, typically less than six months. Through November 30, 1998, annual interest rates on borrowings by the Brazilian operations ranged from approximately 36% to 48%. As a result of the recent devaluation of the Brazilian real against the U.S. dollar, annual interest rates have increased to approximately 38% to 53% in Brazil. Through January 31, 1999, the Brazilian operations have decreased their borrowings from $11.5 million to $9.7 million. The Company is evaluating financing alternatives to reduce interest expense for its Brazilian operations.

  The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0%.


ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-
K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 1999 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. CONSOLIDATED FINANCIAL STATEMENTS

  See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

  See Index to Consolidated Financial Statements on page F-1.

3. EXHIBITS

 NUMBER                               DESCRIPTION
 ------                               -----------
   3.1  Amended and Restated Certificate of Incorporation of CellStar
        Corporation (the "Certificate of Incorporation"). (1)
   3.2  Certificate of Amendment to Certificate of Incorporation. (16)
   3.3  Amended and Restated Bylaws of CellStar Corporation. (14)
   4.1  The Certificate of Incorporation, Certificate of Amendment to
        Certificate of Incorporation and Amended and Restated Bylaws of
        CellStar Corporation filed as Exhibits 3.1, 3.2 and 3.3 are incorporated into this item by reference. (1)(16)(14)
   4.2  Specimen Common Stock Certificate of CellStar Corporation. (2)
   4.3  Rights Agreement, dated as of December 30, 1996, by and between
        CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as
        Rights Agent ("Rights Agreement"). (3)
   4.4  First Amendment to Rights Agreement, dated as of June 18, 1997. (4)
   4.5  Form of Certificate of Designation, Preferences and Rights of Series A
        Preferred Stock of CellStar Corporation ("Certificate of Designation").
        (3)
   4.6  Form of Rights Certificate. (3)
   4.7  Certificate of Correction of Certificate of Designation. (4)
   4.8  Indenture, dated as of October 14, 1997, by and between CellStar
        Corporation and The Bank of New York, as Trustee. (13)
  10.1  Employment Agreement, effective as of December 1, 1994, by and between
        CellStar Corporation and Alan H. Goldfield. (2)(19)
  10.2  Employment Agreement, effective as of May 24, 1996, by and between
        CellStar, Ltd., CellStar Corporation and Richard M. Gozia. (5)(19)
  10.3  Employment Agreement by and between CellStar, Ltd., CellStar
        Corporation and Mark Q. Huggins, effective as of January 15, 1997.
        (6)(19)
  10.4  Employment Agreement, effective January 22, 1998, by and between
        CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-
        Hsien. (14)(19)
  10.5  Agreement by and between Motorola Inc., by and through its Pan American
        Cellular Subscriber Group, and CellStar, Ltd., effective January 1,
        1997 (United States). (7)(20)
  10.6  Master Agreement for the Purchase of Products and Inventory
        Maintenance, Assembly and Fulfillment (IAF) Services between Pacific
        Bell Mobile Services and CellStar, Ltd., effective September 20, 1996.
        (6)(20)
  10.7  Agreement by and between National Auto Center, Inc. and the Pan
        American Cellular Subscriber Division of Motorola Inc., dated as of
        January 1, 1995 (Latin American and Caribbean Territory). (8)
  10.8  Lease by and between Alan H. Goldfield and National Auto Center, Inc.
        regarding 605 West Airport Freeway, Irving, Texas. (10)(19)
  10.9  Exclusive Cellular Subagent Agreement by and between National Auto
        Center and Alan H. Goldfield d/b/a National Tape. (10)(19)
 10.10  Registration Rights Agreement by and between the Company and Audiovox
        Corporation. (10)

 NUMBER                               DESCRIPTION
 ------                               -----------
 10.11  Form of Warrant for the purchase of shares of common stock to be issued to Ladenburg, Thalmann & Co., Inc. and Raymond James & Associates, Inc.
        (10)
 10.12  Stock Purchase Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995. (1)
 10.13  Registration Rights Agreement by and between the Company and Motorola
        Inc., dated as of July 20, 1995. (1)
 10.14  Credit Agreement, dated as of October 15, 1997, among CellStar
        Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as
        co-agents, and Texas Commerce Bank National Association, as agent. (14)
 10.15  CellStar Corporation 1993 Amended and Restated Long-Term Incentive
        Plan. (14)(19)
 10.16  CellStar Corporation Amended and Restated Annual Incentive Compensation
        Plan. (6)(19)
 10.17  CellStar Corporation 1994 Amended and Restated Director Nonqualified
        Stock Option Plan. (11)
 10.18  Registration Rights Agreement, dated as of June 2, 1995, between Hong
        An Hsien and CellStar Corporation. (14)(19)
 10.19  Registration Rights Agreement, entered into as of May 30, 1997, between
        Leap International PTE LTD and CellStar Corporation. (12)
 10.20  Purchase Agreement, dated October 7, 1997, by and among CellStar
        Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc. (13)
 10.21  Registration Rights Agreement, dated as of October 14, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase
        Securities Inc. (13)
 10.22  Agreement, dated as of April 28, 1995, by and between CellStar, Ltd.
        and Motorola, Inc., Greater China Cellular Subscriber Division
        (People's Republic of China). (9)
 10.23  First Amendment, dated as of February 20, 1998, to Credit Agreement dated as of October 15, 1997, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First
        National Bank of Chicago and National City Bank, as co-agents, and
        Chase Bank of Texas, National Association (formerly known as Texas
        Commerce Bank National Association). (15)
 10.24  1993 Amended and Restated Long-Term Incentive Plan (as amended through
        May 19, 1998). (16)
 10.25  Second Amendment to Credit Agreement, dated as of July 24, 1998, among
        CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City
        Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (17)
 10.26  Stock Purchase Agreement, effective November 1, 1997, by and among Topp
        Telecom, Inc., CellStar Telecom, Inc., David Topp and Frederick J.
        Pollak. (17)
 10.27  Shareholders' Agreement, dated as of November 4, 1997, by and among
        Topp Telecom, Inc., CellStar Telecom, Inc., David Topp, F.J. Pollak and
        Dora Topp. (17)
 10.28  Letter Agreement, dated September 1, 1998, by and among CellStar, Ltd.,
        Topp Telecom, Inc., David Topp and Frederick J. Pollak. (17)
 10.29  Amendment to Stock Purchase Agreement, dated as of September 1, 1998, by and among Topp Telecom, Inc., CellStar Telecom, Inc., and Frederick
        J. Pollak. (17)
 10.30  Promissory Note dated as of September 1, 1998 in the amount of
        $26,990,000, executed by Topp Telecom, Inc., in favor of CellStar, Ltd.
        (17)
 10.31  Amendment to Shareholders Agreement, dated as of September 1, 1998, by and among Topp Telecom, Inc., CellStar Telecom, Inc., David Topp,
        Frederick J. Pollak and Dora Topp. (17)
 10.32  Security Agreement, dated as of September 1, 1998, by and between Topp
        Telecom, Inc. and CellStar Ltd. (17)
 10.33  Warrant to Subscribe for and Purchase Voting Common Stock and Nonvoting
        Common Stock of Topp Telecom, Inc., dated September 1, 1998. (17)
 10.34  Stock Option Agreement, dated as of September 1, 1998, by and between
        CellStar Telecom, Inc. and Topp Telecom, Inc. (17)
 10.35  Third Amendment to Credit Agreement, dated as of September 11, 1998, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago
        National City Bank, as co-agents, and Chase Bank of Texas, National
        Association, as agent. (17)

 NUMBER                               DESCRIPTION
 ------                               -----------
 10.36  Amendment to September 1st letter Agreement, dated December 18, 1998 by and among CellStar, Ltd., CellStar Telecom, Inc., Topp Telecom, Inc.,
        David Topp, Dora Topp, Risia Topp Wine, Mark Topp and F.J. Pollak. (18)
 10.37  Stock Purchase Agreement dated as of February 5, 1999 by and among
        Inmobiliaria Aztlan, S.A. de C.V., Telefonos de Mexico, S.A. de C.V.,
        David Topp, Dora Topp, Risia Topp Wine, Mark Topp, CellStar Telecom,
        Inc. and Topp Telecom, Inc. (18)
 10.38  Shareholders' Agreement dated as of February 12, 1999, by and among
        Topp Telecom, Inc., Telefonos de Mexico, S.A. de C.V., Inmobiliaria
        Aztlan, S.A. de C.V., CellStar Telecom, Inc., David Topp, Dora Topp,
        Risia Wine Topp, Mark Topp, F.J. Pollak and Richard P. Anderson. (18)
 10.39  Dividend Replacement Note Number One dated February 12, 1999 in the amount of $22,507,537, executed by Topp Telecom, Inc. in favor of
        CellStar, Ltd. (18)
 10.40  Amended and Restated Letter Agreement dated as of February 5, 1999, by and among CellStar, Ltd., CellStar Telecom, Inc., Topp Telecom, Inc.,
        David Topp, Dora Topp, Risia Topp Wine, Mark Topp and F.J. Pollak. (18)
 10.41  Third Amendment to Distribution and Fulfillment Agreement dated as of
        February 12, 1999, by and between CellStar, Ltd. and Topp Telecom, Inc.
        (18)
  21.1  Subsidiaries of the Company. (18)
  23.1  Consent of KPMG LLP. (18)
  27.1  Financial Data Schedule. (18)
  27.2  Restated Financial Data Schedule. (18)
  99.1  Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995. (1)

--------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Annual Report on Form10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.
(18) Filed herewith.
(19) The exhibit is a management contract or compensatory plan or arrangement.
(20) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4. REPORTS ON FORM 8-K

  On November 10, 1998, the Company filed a Current Report on Form 8-K dated November 10, 1998, to report, under Item 5 therein, the settlement of claims in its pending class action litigation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELLSTAR CORPORATION

                                          By      /s/ Alan H. Goldfield
                                            -----------------------------------
                                                     Alan H. Goldfield
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                  Date: February 24, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By     /s/ Alan H. Goldfield                      Date: February 24,
 -----------------------------------               1999
          Alan H. Goldfield
   Chairman of the Board and Chief
          Executive Officer
    (Principal Executive Officer)

By     /s/ Richard M. Gozia                       Date: February 24,
 -----------------------------------               1999
          Richard M. Gozia
 President, Chief Operating Officer
            and Director

By     /s/ Evelyn Henry Miller                    Date: February 24,
 -----------------------------------               1999
         Evelyn Henry Miller
  Senior Vice President-Finance and
       Chief Financial Officer
 (Principal Financial and Accounting
              Officer)

By      /s/ Daniel T. Bogar                       Date: February 24,
 -----------------------------------               1999
           Daniel T. Bogar
    Senior Vice President--Latin
    American Region and Director

By      /s/ James L. Johnson                      Date: February 24,
 -----------------------------------               1999
          James L. Johnson
              Director

By      /s/ Sheldon I. Stein                      Date: February 24,
 -----------------------------------               1999
          Sheldon I. Stein
              Director

By      /s/ John T. Stupka                        Date: February 24,
 -----------------------------------               1999
           John T. Stupka
              Director

By      /s/ Terry S. Parker                       Date: February 24,
 -----------------------------------               1999
           Terry S. Parker
              Director

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of November 30, 1998 and 1997.............. F-3
Consolidated Statements of Operations for the years ended November 30,
 1998, 1997 and 1996...................................................... F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income
 (Loss) for the years ended November 30, 1998, 1997 and 1996.............. F-5
Consolidated Statements of Cash Flows for the years ended November 30,
 1998, 1997 and 1996...................................................... F-6
Notes to Consolidated Financial Statements................................ F-7
Schedule II--Valuation and Qualifying Accounts for the years ended Novem-
 ber 30, 1998, 1997 and 1996.............................................. S-1

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG LLP

Dallas, Texas
January 12, 1999

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1998      1997
                                                            ---------  -------
                                   ASSETS
Current assets:
  Cash and cash equivalents................................ $  47,983   74,646
  Accounts receivable (less allowance for doubtful accounts
   of $33,361 and $23,857, respectively)...................   360,048  176,032
  Inventories..............................................   274,438  190,404
  Deferred income tax assets...............................    18,670    2,457
  Prepaid expenses.........................................     6,518    2,661
                                                            ---------  -------
    Total current assets...................................   707,657  446,200
Property and equipment, net................................    27,858   22,877
Goodwill (less accumulated amortization of $4,032 and
 $2,378, respectively).....................................    32,910   17,616
Other assets...............................................     7,100   10,418
                                                            ---------  -------
                                                            $ 775,525  497,111
                                                            =========  =======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 311,326  160,614
  Notes payable to financial institutions..................    85,023      --
  Accrued expenses.........................................    39,395   13,545
  Income taxes payable.....................................     8,601   11,044
  Deferred income tax liabilities..........................     3,389    1,043
                                                            ---------  -------
    Total current liabilities..............................   447,734  186,246
Long-term debt.............................................   150,000  150,000
                                                            ---------  -------
    Total liabilities......................................   597,734  336,246
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; none issued.................................       --       --
  Common stock, $.01 par value, 200,000,000 shares
   authorized; 58,963,218 and 58,498,840 shares issued and
   outstanding, respectively...............................       590      293
  Additional paid-in capital...............................    76,962   72,985
  Common stock warrant.....................................         4        4
  Accumulated other comprehensive income--foreign currency
   translation adjustments.................................    (8,181)  (6,469)
  Retained earnings........................................   108,416   94,052
                                                            ---------  -------
    Total stockholders' equity.............................   177,791  160,865
                                                            ---------  -------
                                                            $ 775,525  497,111
                                                            =========  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1998       1997      1996
                                                ----------  ---------  -------
Revenues....................................... $1,995,850  1,482,814  947,601
Cost of sales..................................  1,823,075  1,325,488  810,000
                                                ----------  ---------  -------
  Gross profit.................................    172,775    157,326  137,601
Selling, general and administrative expenses...    116,747     81,319  135,585
Lawsuit settlement.............................      7,577        --       --
                                                ----------  ---------  -------
  Operating income.............................     48,451     76,007    2,016
Other income (expense):
  Interest expense.............................    (14,446)    (7,776)  (8,350)
  Equity in (loss) income of affiliated compa-
   nies, net...................................    (28,448)       465     (219)
  Other, net...................................      1,389      2,260     (313)
                                                ----------  ---------  -------
    Total other income (expense)...............    (41,505)    (5,051)  (8,882)
                                                ----------  ---------  -------
  Income (loss) before income taxes............      6,946     70,956   (6,866)
(Benefit) provision for income taxes...........     (7,418)    17,323     (453)
                                                ----------  ---------  -------
  Net income (loss)............................ $   14,364     53,633   (6,413)
                                                ==========  =========  =======
Net income (loss) per share:
  Basic........................................ $     0.24       0.92    (0.11)
                                                ==========  =========  =======
  Diluted...................................... $     0.24       0.89    (0.11)
                                                ==========  =========  =======



          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                 YEARS ENDED NOVEMBER 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                           ACCUMULATED
                         COMMON STOCK  ADDITIONAL COMMON      OTHER
                         -------------  PAID-IN    STOCK  COMPREHENSIVE RETAINED
                         SHARES AMOUNT  CAPITAL   WARRANT    INCOME     EARNINGS   TOTAL
                         ------ ------ ---------- ------- ------------- --------  -------
Balance at November 30,
 1995..................  57,821  $193    68,167       4      (3,901)     46,832   111,295
  Comprehensive loss:
    Net loss...........     --    --        --      --          --       (6,413)   (6,413)
    Foreign currency
     translation
     adjustment........     --    --        --      --         (619)        --       (619)
                                                                                  -------
      Total
       comprehensive
       loss............                                                            (7,032)
                         ------  ----    ------     ---      ------     -------   -------
Balance at November 30,
 1996..................  57,821   193    68,167       4      (4,520)     40,419   104,263
  Comprehensive income:
    Net income.........     --    --        --      --          --       53,633    53,633
    Foreign currency
     translation
     adjustment........     --    --        --      --       (1,949)        --     (1,949)
                                                                                  -------
      Total
       comprehensive
       income..........                                                            51,684
  Common stock issued
   under stock option
   plan................     334     2     2,167     --          --          --      2,169
  Common stock issued
   for acquisition of
   minority interest...     344     1     2,748     --          --          --      2,749
  Three-for-two stock
   split...............     --     97       (97)    --          --          --        --
                         ------  ----    ------     ---      ------     -------   -------
Balance at November 30,
 1997..................  58,499   293    72,985       4      (6,469)     94,052   160,865
  Comprehensive income:
    Net income.........     --    --        --      --          --       14,364    14,364
    Foreign currency
     translation
     adjustment........     --    --        --      --       (1,712)        --     (1,712)
                                                                                  -------
      Total
       comprehensive
       income..........                                                            12,652
  Common stock issued
   under stock option
   plan................     464     5     4,269     --          --          --      4,274
  Two-for-one common
   stock split.........     --    292      (292)    --          --          --        --
                         ------  ----    ------     ---      ------     -------   -------
Balance at November 30,
 1998..................  58,963  $590    76,962       4      (8,181)    108,416   177,791
                         ======  ====    ======     ===      ======     =======   =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED NOVEMBER 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                   1998       1997       1996
                                                 ---------  ---------  --------
Cash flows from operating activities:
  Net income (loss)............................  $  14,364     53,633    (6,413)
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating ac-
   tivities:
    Provision for doubtful accounts............     14,120      4,239    32,561
    Provision for inventory obsolescence.......     12,434      4,830     8,718
    Depreciation and amortization..............     11,426      5,063     5,799
    Gain on sale of assets.....................        --         --       (128)
    Equity in loss (income) of affiliated com-
     panies, net...............................     28,448       (465)      219
    Deferred income taxes......................    (13,073)     1,754    (1,116)
    Changes in certain operating assets and li-
     abilities:
      Accounts receivable......................   (214,833)   (50,408)  (40,660)
      Inventories..............................    (90,164)  (100,761)    6,067
      Prepaid expenses.........................     (2,407)    (1,148)      611
      Other assets.............................       (116)       241       318
      Accounts payable.........................    119,360     44,523    36,162
      Accrued expenses.........................     19,760      2,624     3,361
      Income taxes payable.....................     (2,109)     9,192    (7,397)
                                                 ---------  ---------  --------
        Net cash (used in) provided by operat-
         ing activities........................   (102,790)   (26,683)   38,102
                                                 ---------  ---------  --------
Cash flows from investing activities:
  Purchases of property and equipment..........    (12,498)    (6,212)   (6,139)
  Acquisitions of businesses, net of cash......    (13,526)       --        --
  Proceeds from sale of assets.................        --         --      6,903
  Acquisitions of minority interests...........       (900)      (502)      --
  Purchases of equity investments in affiliated
   companies...................................        --      (3,412)      --
                                                 ---------  ---------  --------
        Net cash (used in) provided by invest-
         ing activities........................    (26,924)   (10,126)      764
                                                 ---------  ---------  --------
Cash flows from financing activities:
  Net borrowings (payments) on notes payable to
   financial institutions......................     82,030    (56,136)  (42,467)
  Checks not presented for payment.............     17,719        --        --
  Net proceeds from issuance of long-term debt.        --     144,979       --
  Principal payments on long-term debt.........        --      (6,853)     (611)
  Net proceeds from issuance of common stock...      3,302      2,169       --
                                                 ---------  ---------  --------
        Net cash provided by (used in) financ-
         ing activities........................    103,051     84,159   (43,078)
                                                 ---------  ---------  --------
Net (decrease) increase in cash and cash equiv-
 alents........................................    (26,663)    47,350    (4,212)
Cash and cash equivalents at beginning of year.     74,646     27,296    31,508
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $  47,983     74,646    27,296
                                                 =========  =========  ========

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis for Presentation

  CellStar Corporation and subsidiaries (the "Company") is a global company focused on providing distribution and value-added services to wireless carriers and manufacturers in direct relationships. With operations in the North American Region, the Asia-Pacific Region, the Latin American Region and the European Region, the Company is one of the world's largest non-carrier wholesale distributors of wireless handsets for major manufacturers.

  All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

 (b) Use of Estimates

  Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparation of these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (c) Inventories

  Inventories are stated at the lower of cost (primarily on a moving average basis) or market.

 (d) Property and Equipment

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

 (e) Goodwill

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

 (f) Impairment of Long-Lived Assets

  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

 (g) Equity Investments in Affiliated Companies

  The Company accounts for its investments in common stock of affiliated companies using the equity method or the modified equity method, if required. The investments are included in other assets in the accompanying consolidated balance sheets.

 (h) Revenue Recognition

  For the Company's wholesale business, revenue is recognized when product is shipped. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based upon subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions upon the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements.

 (i) Foreign Currency

  Assets and liabilities of the Company's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity, except for subsidiaries located in countries whose economies are considered highly inflationary. In such cases, translation adjustments are included primarily in other income (expense) in the accompanying consolidated statements of operations. Net transaction gains or (losses) for the years ended November 30, 1998, 1997 and 1996 were $0.3 million, ($1.4) million and ($1.8) million, respectively. The currency exchange rates of the Latin American countries in which the Company conducts operations have historically been volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into non-deliverable foreign currency forward contracts in certain instances.

 (j) Derivative Financial Instruments

  The Company uses foreign currency non-deliverable forward contracts to manage certain foreign exchange risks. These contracts do not qualify as hedges against financial statement exposure. Gains or losses on these contracts represent the difference between the forward rate available on the underlying currency against the U.S. dollar for the remaining maturity of the contracts as of the balance sheet date and the contracted forward rate and are included in the consolidated statements of operations.

 (k) Preopening Costs

  Labor and certain other costs related to the opening of new retail locations are expensed as incurred.

 (l) Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                     CELLSTAR CORPORATION AND SUBSIDIARIES
statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (m) Net Income (Loss) Per Share

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), effective December 1, 1997. Statement 128 replaces "primary" and "fully diluted" net income per share with "basic" and "diluted" net income per share. Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options, warrants, and convertible debentures. Net income (loss) per share for prior periods has been restated to reflect Statement 128.

  A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended November 30, 1998, 1997, and 1996 follows (in thousands, except per share data):

                                                          1998    1997   1996
                                                         ------- ------ ------
   Basic:
   Net income (loss).................................... $14,364 53,633 (6,413)
   Weighted average number of shares outstanding........  58,865 58,144 57,821
                                                         ------- ------ ------
     Net income (loss) per share........................ $  0.24   0.92  (0.11)
                                                         ======= ====== ======
   Diluted:
   Net income (loss).................................... $14,364 53,633 (6,413)
   Interest on convertible notes, net of tax effect.....     --     567    --
                                                         ------- ------ ------
     Adjusted net income (loss)......................... $14,364 54,200 (6,413)
   Weighted average number of shares outstanding........  58,865 58,144 57,821
   Effect of dilutive securities:
     Stock options and warrants.........................   1,791  2,024    --
     Convertible notes..................................     --     683    --
                                                         ------- ------ ------
   Weighted average number of shares outstanding and
    effect of dilutive securities.......................  60,656 60,851 57,821
                                                         ------- ------ ------
     Net income (loss) per share........................ $  0.24   0.89  (0.11)
                                                         ======= ====== ======

 (n) Comprehensive Income (Loss)

  On December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which establishes standards for reporting and presentation of comprehensive income
(loss) and its components. Comprehensive income (loss) consists of net income
(loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income
(loss). Statement 130 does not affect the Company's consolidated financial position or results of operations. The Company does not tax effect its foreign currency translation adjustments since it considers the unremitted earnings of its foreign subsidiaries to be indefinitely reinvested.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

 (o) Consolidated Statements of Cash Flow Information

  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $13.0 million, $7.1 million and $8.7 million of interest for the years ended November 30, 1998, 1997 and 1996, respectively. The Company paid approximately $8.7 million, $6.4 million and $7.8 million of income taxes for the years ended November 30, 1998, 1997 and 1996, respectively.

 (p) Stock Option Plans

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related interpretations, in accounting for its fixed stock option plans. As such, compensation expense would be recorded on the date of grant of options only if the current market price of the underlying stock exceeded the exercise price.

(2)RELATED PARTY TRANSACTIONS

 (a) Transactions with Motorola

  Motorola purchased 2.1 million shares of the Company's common stock in July 1995 and is a major supplier of handsets and accessories. Total purchases from Motorola approximated $1,276.1 million, $1,057.2 million and $609.7 million for the years ended November 30, 1998, 1997 and 1996, respectively. Included in accounts payable at November 30, 1998 and 1997 was approximately $200.3 million and $109.2 million, respectively, due to Motorola for purchases of inventory.

 (b) Transactions with E.A. Eletronicos e Componentes Ltda.

  The Company's Brazilian operations are primarily conducted through a majority-owned joint venture. The primary supplier of handsets to the joint venture is a Brazilian importer, E.A. Eletronicos e Componentes Ltda. ("E.A."), who is a customer of the Company. Sales to E.A. are excluded from the Company's consolidated revenues, and the related gross profit is deferred until the handsets are sold by the Brazilian joint venture to customers. At November 30, 1998, the Company had accounts receivable of $58.5 million due from E.A. and accounts payable of $50.9 million due to E.A. from the Brazilian joint venture.

(3)FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of current assets and liabilities as of November 30, 1998 and 1997 approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt represents quoted market prices as of November 30, 1998 and 1997 as set forth in the table below (in thousands):

                                                     1998             1997
                                                --------------- ----------------
                                                CARRYING  FAIR  CARRYING  FAIR
                                                 AMOUNT  VALUE   AMOUNT   VALUE
                                                -------- ------ -------- -------
     Long-term debt............................ $150,000 91,500 150,000  122,250
                                                ======== ====== =======  =======

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(4)PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at November 30, 1998 and 1997 (in thousands):

                                                                1998     1997
                                                               -------  -------
     Land and building........................................ $ 9,298    8,559
     Furniture, fixtures and equipment........................  23,895   18,208
     Jet aircraft.............................................   4,454    4,306
     Leasehold improvements...................................   4,159    2,936
                                                               -------  -------
                                                                41,806   34,009
     Less accumulated depreciation and amortization........... (13,948) (11,132)
                                                               -------  -------
                                                               $27,858   22,877
                                                               =======  =======

(5)INVESTMENTS IN AFFILIATED COMPANIES

  At November 30, 1998 and 1997, investments in affiliated companies consisted of an 18% voting interest in the common stock of Topp Telecom, Inc. ("Topp") and a 49% interest in CellStar Amtel Sdn. Bhd. ("Amtel"), a Malaysian company, respectively. Topp is a reseller of wireless airtime through the provision of prepaid wireless services, and Amtel is a distributor of wireless handsets.

  In November 1997, the Company made a $3.0 million equity investment in Topp, which represented an 18% voting interest in its common stock, and began supplying Topp with handsets.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Topp incurred substantial operating losses associated with the acquisition costs of expanding its customer base. Beginning in the Company's third fiscal quarter of 1998, the Company became Topp's primary source of funding through the Company's supply of handsets. Accordingly, the Company then began to account for its debt and equity investment in Topp under the modified equity method. Under this method, the Company recognized Topp's net loss to the extent of the Company's entire debt and equity investment, or $29.2 million. Subsequent to November 30, 1998, the Company sold a portion of its debt and equity investment (note 14). Summary financial information for Topp follows:

                              TOPP TELECOM, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                       NOVEMBER 30, DECEMBER 31,
                                                           1998         1997
                                                       ------------ ------------
     Current assets...................................   $13,303       11,435
     Total assets.....................................    16,575       13,869
     Current liabilities..............................    34,062       20,358
     Total liabilities................................    58,852       20,358
     Stockholders' deficit............................   (42,277)      (6,489)

                              TOPP TELECOM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                           ELEVEN MONTHS ENDED    YEAR ENDED
                                            NOVEMBER 30, 1998  DECEMBER 31, 1997
                                           ------------------- -----------------
     Revenues.............................       $34,491             30,850
     Gross margin.........................         8,183              6,545
     Net loss.............................       (35,788)           (10,207)

  The Company's investment in Amtel approximates that of the Company's ownership percentage of Amtel's net assets. It is not practicable for the Company to estimate the fair value of its investments in Topp and Amtel, since there are no quoted market prices available.

(6)DEBT

  Notes payable to financial institutions consisted of the following at November 30, 1998 (in thousands):

     Multicurrency revolving credit facility........................... $73,500
     Brazilian credit facilities.......................................  11,523
                                                                        -------
                                                                        $85,023
                                                                        =======

  On October 15, 1997, the Company entered into a $135.0 million Multicurrency Revolving Credit Facility (the "Facility") with a syndicate of banks. The Facility has a term of approximately five years and provides the ability to borrow up to $25.0 million in certain currencies that are customarily offered to banks in the London interbank market and are convertible into dollars in the international bank market. Fundings under the Facility are limited by an asset coverage test, which is measured quarterly. Borrowings under the Facility are made under

                     CELLSTAR CORPORATION AND SUBSIDIARIES

London Interbank Offered Rate contracts, generally for 30 days, or at the bank's prime lending rate. Total interest charged on those borrowings may include an applicable margin that is subject to increases if the Company's ratio of consolidated funded debt to consolidated cash flow is greater than or equal to 3.0 to 1.0, which is determined at the end of each fiscal quarter. At November 30, 1998, the interest rates on Facility borrowings ranged from 6.56% to 7.75%. The Facility is secured by the Company's accounts receivable, property, plant and equipment and all other real property. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets. At November 30, 1998, the Company had available $41.0 million of borrowing capacity.

  As of November 30, 1998, the Company's Brazilian operations had borrowed $11.5 million, including accrued interest, under credit facilities with several Brazilian banks. Of these borrowings, $7.0 million was denominated in U.S. dollars. Annual interest rates on borrowings in Brazil range from approximately 36% to 48%. In conjunction with these credit facilities, the Company issued $7.0 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks.

  The weighted average interest rate on short-term borrowings at November 30, 1998 was 7.3%.

  At November 30, 1998 and 1997, long-term debt consisted of $150.0 million of the Company's 5% Convertible Subordinated Notes Due October 15, 2002 (the "Notes"), which are convertible into 5.4 million shares of common stock at $27.668 per share at any time prior to maturity. Subsequent to October 18, 2000, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102% and thereafter at prices declining to 100% at maturity, together with accrued interest. The Notes were initially issued pursuant to an exempt offering and were subsequently registered under the Securities Act, along with the common stock into which the Notes are convertible.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(7)INCOME TAXES

  The Company's income (loss) before income taxes was comprised of the following for the years ended November 30, 1998, 1997 and 1996 (in thousands):

                                                         1998     1997   1996
                                                       --------  ------ -------
     United States.................................... $(48,413) 22,539 (22,354)
     International....................................   55,359  48,417  15,488
                                                       --------  ------ -------
     Total............................................ $  6,946  70,956  (6,866)
                                                       ========  ====== =======

  (Benefit) provision for income taxes for the years ended November 30, 1998, 1997 and 1996 consisted of the following (in thousands):

                                                   CURRENT   DEFERRED   TOTAL
                                                   --------  --------  -------
     Year ended November 30, 1998:
       United States:
         Federal.................................. $ (3,005) (14,831)  (17,836)
         State....................................    1,067     (849)      218
       International..............................    7,141    3,059    10,200
                                                   --------  -------   -------
                                                   $  5,203  (12,621)   (7,418)
                                                   ========  =======   =======
     Year ended November 30, 1997:
       United States:
         Federal.................................. $  4,408    1,736     6,144
         State....................................    1,134       89     1,223
       International                                 10,027      (71)    9,956
                                                   --------  -------   -------
                                                   $ 15,569    1,754    17,323
                                                   ========  =======   =======
     Year ended November 30, 1996:
       United States:
         Federal.................................. $ (4,682)  (1,383)   (6,065)
         State....................................     (366)     (78)     (444)
       International..............................    5,711      345     6,056
                                                   --------  -------   -------
                                                   $    663   (1,116)     (453)
                                                   ========  =======   =======

  (Benefit) provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes as a result of the following for the years ended November 30, 1998, 1997 and 1996 (in thousands):

                                                         1998     1997    1996
                                                       --------  ------  ------
     Expected tax expense (benefit)..................  $  2,431  24,835  (2,403)
     International and U.S. tax effects attributable
      to international operations....................   (11,207) (7,022)  2,658
     State income taxes, net of Federal benefits.....       142     795    (289)
     Equity in (loss) income of affiliated companies,
      net............................................       781    (163)     77
     Other, net......................................       435  (1,122)   (496)
                                                       --------  ------  ------
     Actual tax (benefit) expense....................  $ (7,418) 17,323    (453)
                                                       ========  ======  ======

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  As a result of certain activities undertaken by the Company, income in certain foreign countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, primarily through 1999. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $5.3 million, $1.5 million and zero for 1998, 1997 and 1996, respectively.

  The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 1998 and 1997, is presented below (in thousands):

                                                                1998     1997
                                                               -------  ------
     Deferred income tax assets:
       United States:
         Accounts receivable.................................. $12,744   2,845
         Inventory adjustments for tax purposes...............   3,425     755
         Class action lawsuit settlement......................   2,498     --
         Other, net...........................................     340  (1,323)
       International:
         Accounts receivable..................................     189      28
         Net operating loss carryforwards.....................   1,913   1,405
         Other, net...........................................     135     152
                                                               -------  ------
                                                                21,244   3,862
       Valuation allowance....................................  (2,574) (1,405)
                                                               -------  ------
                                                               $18,670   2,457
                                                               =======  ======
     Deferred income tax liabilities:
       International:
         Other, net........................................... $(3,389) (1,043)
                                                               =======  ======

  In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income in the originating tax jurisdiction during the periods in which those temporary differences become deductible. The valuation allowance for deferred income tax assets as of December 1, 1997 and 1996 was $1.4 million and $1.5 million, respectively. The net change in the total valuation allowance for the years ended November 30, 1998 and 1997 was an increase of $1.2 million and a decrease of $0.1 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

  The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At November 30, 1998, the Company had not provided U.S. Federal income taxes on earnings of international subsidiaries of approximately $104.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change upon final determination by the respective taxing authorities. Management believes it has provided an adequate tax provision.

(8)LEASES

  The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases which range from two to ninety-nine years and which facility and retail store leases generally contain renewal options. Rental expense for operating leases was $5.6 million, $4.3 million and $4.3 million for the years ended November 30, 1998, 1997 and 1996, respectively. Future minimum lease payments under operating leases as of November 30, 1998 are as follows (in thousands):

               YEAR
              ENDING
             NOVEMBER
               30,                              AMOUNT
             --------                           -------
              1999.............................  $4,312
              2000.............................   3,842
              2001.............................   2,060
              2002.............................   1,616
              2003.............................     889
            Thereafter.........................   1,498
                                                -------
                                                $14,217
                                                =======

(9)CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

  Pacific Bell Mobile Services, a North American Region customer, accounted for 9.7%, or $194.6 million, and 12.0%, or $178.2 million, of consolidated revenues for the years ended November 30, 1998 and 1997, respectively. No other customer accounted for 10% or more of consolidated revenues in any of the years ended November 30, 1998, 1997 or 1996.

(10)SEGMENT AND RELATED INFORMATION

  The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Segment information for the years ended November 30, 1997 and 1996 has been restated to conform to the new presentation.

  The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, primarily the United States, Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export to South American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarter operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Facility and Notes. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Segment information for the years ended November 30, 1998, 1997 and 1996 follows (in thousands):

                           NORTH     ASIA-    LATIN
                          AMERICA   PACIFIC  AMERICA  EUROPE   CORPORATE   TOTAL
                          --------  -------  -------  -------  --------- ---------
November 30, 1998:
 Revenues from external
  customers.............  $472,837   13,869  705,624  303,520       --   1,995,850
 Lawsuit settlement.....       --       --       --       --      7,577      7,577
 Operating income
  (loss)................       527   38,727   28,541    5,226   (24,570)    48,451
 Equity in (loss) income
  of affiliated compa-
  nies, net.............   (29,216)     768      --       --        --     (28,448)
 (Loss) income before
  interest and income
  taxes.................   (28,437)  37,804   27,959    6,482   (25,337)    18,471
 Income tax (benefit)
  provision.............   (15,264)   4,448   11,840    1,489    (9,931)    (7,418)
 Net (loss) income......   (13,173)  36,345   13,964    3,582   (26,354)    14,364
 Total assets...........   152,004  235,147  319,944   54,659    13,771    775,525
 Depreciation and amor-
  tization..............     3,197    2,012    3,742      670     1,805     11,426
November 30, 1997:
 Revenues from external
  customers.............  $493,585  422,751  497,336   69,142       --   1,482,814
 Operating income
  (loss)................     5,475   44,535   41,446     (145)  (15,304)    76,007
 Equity in income of af-
  filiated company......       --       465      --       --        --         465
 Income (loss) before
  interest and income
  taxes.................     7,219   45,437   41,216     (215)  (17,055)    76,602
 Income tax provision
  (benefit).............       678    7,449   17,481      --     (8,285)    17,323
 Net income (loss)......     6,541   39,424   22,974      (92)  (15,214)    53,633
 Total assets...........   183,687  120,728  168,532   15,438     8,726    497,111
 Depreciation and amor-
  tization..............     1,691    1,417      715      152     1,088      5,063
November 30, 1996:
 Revenues from external
  customers.............  $341,352  248,493  347,188   10,568       --     947,601
 Bad debt expense in ex-
  cess of historical
  levels................       --       --    23,933      --        --      23,933
 Operating income
  (loss)................       154   20,808   (3,462)    (379)  (15,105)     2,016
 Equity in loss of af-
  filiated company......       --      (219)     --       --        --        (219)
 Income (loss) before
  interest and income
  taxes.................       348   19,615   (3,506)    (217)  (15,668)       572
 Income tax (benefit)
  provision.............      (479)   4,615    2,042      --     (6,631)      (453)
 Net income (loss)             827   15,479   (5,585)    (213)  (16,921)    (6,413)
 Total assets...........   126,985   81,556   73,798   12,152     4,060    298,551
 Depreciation and amor-
  tization..............     2,890    1,172      719       48       970      5,799

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Bad debt expense in excess of historical levels represents an increase in the trade accounts receivable reserves to reflect a deterioration in the Latin American Region's trade accounts receivable portfolio, primarily for Brazil-related receivables. In 1996, substantially all of the Company's customers in Brazil were significantly and adversely impacted by actions taken by the Brazilian government's wireless carrier, which unexpectedly limited the number of wireless lines made available for activation. Beginning in late 1995 and continuing through 1996, this carrier announced plans to activate significant numbers of wireless lines on a monthly basis to meet the large demand for wireless service in major metropolitan areas. Many of the Company's customers rapidly expanded their operations and incurred corresponding increases in inventory and overhead. Since this carrier failed to release the number of lines it announced, the Company's customers were unable to pay and, accordingly, the Company increased its trade accounts receivable reserves.

  Geographical information for the years ended November 30, 1998, 1997 and 1996 follows (in thousands):

                                    1998                  1997                1996
                            --------------------- -------------------- -------------------
                                       LONG-LIVED           LONG-LIVED          LONG-LIVED
                             REVENUES    ASSETS   REVENUES    ASSETS   REVENUES   ASSETS
                            ---------- ---------- --------- ---------- -------- ----------
   United States........... $  834,521   17,336     866,866   14,409   568,644    14,110
   People's Republic of
    China, including Hong
    Kong...................    404,883    1,770     319,703    2,004   191,491       591
   United Kingdom..........    209,439      372      69,142      466    10,568       344
   All other countries.....    547,007    8,380     227,103    5,998   176,898     5,089
                            ----------   ------   ---------   ------   -------    ------
                            $1,995,850   27,858   1,482,814   22,877   947,601    20,134
                            ==========   ======   =========   ======   =======    ======

(11)ACQUISITIONS

 (a) Businesses Acquired

  The Company acquired three companies during 1998: 1) TA Intercall AB (Sweden), January 1998; 2) Digicom Spoka zo.o. (Poland), March 1998; and 3) ACC del Peru (Peru), May 1998. Each of these transactions was accounted for as a purchase and, accordingly, the consolidated financial statements include the operating results of each business from the date of acquisition. The aggregate of the purchase prices was $18.2 million, which resulted in $18.1 million of goodwill with an estimated life of 20 years. Additional payments based upon future operating results of the applicable businesses over the next two years may be paid either in cash or common stock at the Company's option. Contingent payments, if paid, will be accounted for as goodwill. The impact of these acquisitions was not material in relation to the Company's consolidated financial position or results of operations.

 (b) Acquisition of Minority Interest in CellStar Pacific

  On May 30, 1997, the Company acquired the remaining 20% minority interest of CellStar Pacific, the Company's Singapore subsidiary, which conducts operations in Singapore, The Philippines, and Malaysia, for common stock valued at $2.7 million and $0.5 million in cash.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(12)STOCKHOLDERS' EQUITY

 (a) Stock Options

  The Company has a stock option plan ("the Plan") covering 8.3 million shares of common stock of the Company. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options primarily have vesting schedules of 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

  The Company also has a stock option plan for non-employee directors ("Directors' Option Plan"). The Directors' Option Plan provides that each non-employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director will automatically be granted an option to purchase 2,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 150,000 shares of common stock is authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan will become exercisable six months after its date of grant and will expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee.

  The per share weighted-average fair market value of stock options granted during the years ended November 30, 1998, 1997 and 1996 was $6.375, $7.249 and $3.431, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               1998  1997  1996
                                                               ----- ----- -----
     Dividend yield...........................................  0.0%  0.0%  0.0%
     Volatility............................................... 83.0% 77.0% 77.0%
     Risk-free interest rate..................................  5.4%  6.0%  5.2%
     Expected term of options (in years)......................  3.2   3.7   2.6

  The Company applies Opinion 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro forma amounts below for the years ended November 30, 1998, 1997 and 1996 (in thousands):

                                                           1998    1997   1996
                                                          ------- ------ ------
     Net income (loss) as reported....................... $14,364 53,633 (6,413)
     Pro forma...........................................  10,136 51,380 (8,068)
     Pro forma diluted net income (loss) per share.......    0.17   0.87  (0.14)

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Stock option activity during the years ended November 30, 1998, 1997 and 1996 is as follows:

                                1998                1997                1996
                         ------------------- ------------------- -------------------
                                   WEIGHTED-           WEIGHTED-           WEIGHTED-
                                    AVERAGE             AVERAGE             AVERAGE
                          NUMBER   EXERCISE   NUMBER   EXERCISE   NUMBER   EXERCISE
                         OF SHARES  PRICES   OF SHARES  PRICES   OF SHARES  PRICES
                         --------- --------- --------- --------- --------- ---------
Granted................. 2,095,458  $11.491  2,448,500  $12.499  1,415,002  $6.944
Exercised...............   464,378    7.110    334,406    6.484        --      --
Forfeited............... 1,075,062   19.680    162,500    6.988  1,213,272   6.349
Outstanding, end of
 year................... 4,690,028    8.704  4,134,010    9.965  2,182,416   6.366
Exercisable, end of
 year................... 1,417,757    6.531  1,192,876    6.374    541,408   6.990
Reserved for future
 grants under the Plan.. 2,797,314
Reserved for future
 grants under the
 Directors' Option Plan.   112,500

  For options outstanding and exercisable as of November 30, 1998, the exercise prices and remaining lives were:

                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                          ------------------------------------ ---------------------
                                        WEIGHTED-    WEIGHTED-             WEIGHTED-
                                         AVERAGE      AVERAGE               AVERAGE
                            NUMBER    REMAINING LIFE EXERCISE    NUMBER    EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING   (IN YEARS)    PRICES   EXERCISABLE  PRICES
------------------------  ----------- -------------- --------- ----------- ---------
$2.170--4.063...........     225,754       7.6        $ 3.440     116,254   $ 3.344
$5.000--7.670...........   2,342,128       7.3          6.397   1,170,253     6.291
$8.670--12.940..........   1,933,980       9.0         11.352     109,375    10.243
$13.630--19.880.........     188,166       9.1         16.522      21,875    17.790
                           ---------                            ---------
                           4,690,028       8.1          8.704   1,417,757     6.531
                           =========                            =========

 (b) Stockholder Rights Plan

  The Company adopted a Stockholder Rights Plan, which provides that the holders of the Company's common stock receive one-third of a right ("Right") for each share of the Company's common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00 per one one-thousandth of a share, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company's common stock or stock of an acquiror of the Company at a 50% discount. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

 (c) Stock Split

  On May 19, 1998 the Board of Directors approved a two-for-one common stock split, which was effected in the form of a stock dividend that was distributed on June 23, 1998 to stockholders of record on June 5, 1998. All historical common stock, weighted average number of shares, dilutive securities and net income (loss) per share amounts have been retroactively adjusted for the stock split.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(13)COMMITMENTS AND CONTINGENCIES

 (a) Class Action Lawsuit Settlement

  During the period from May 14, 1996 through July 22, 1996, four separate purported class action lawsuits were filed in the United States District Court, Northern District of Texas, Dallas Division, against the Company; certain of the Company's current and former officers, directors and employees; and the Company's independent auditors. The four lawsuits were consolidated, and the State of Wisconsin Investment Board was appointed lead plaintiff in the consolidated action. On November 19, 1998, the Company entered into a Stipulation of Settlement that resolved all claims pending in the suit. The settlement was approved by the Court on January 25, 1999 and all remaining claims were dismissed.

 (b) SEC Investigation

  On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with Federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and is cooperating with the Commission in its investigation.

 (c) Litigation

  The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

 (d) Financial Guarantee

  The Company has guaranteed up to MYR13.2 million (Malaysian ringgits), or $3.5 million as of November 30, 1998, for bank borrowings of its Malaysian joint venture.

 (e) Foreign Currency Non-deliverable Forward Contracts

  In connection with product sales in Brazil, the Company entered into Brazilian real non-deliverable forward ("NDF") contracts aggregating $44.8 million with maturities from January 11, 1999 through January 29, 1999. These NDF contracts are used to manage the Company's foreign currency exposure to the Brazilian real with respect to credit sales made to E.A. Payment is remitted by E.A. at the Brazilian real rate of exchange against the U.S. dollar on the day the Company recorded the sale to E.A. A net mark-to-market gain of $0.1 million through November 30, 1998, with respect to these transactions has been recorded in the consolidated statements of operations.

 (f) 401(k) Savings Plan

  The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994 or upon completing ninety days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 15% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company's profitability. During the years ended November 30, 1998 and 1997, the Company made contributions of approximately $0.3 million to the plan.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(14)SUBSEQUENT EVENTS (UNAUDITED)

 (a) Devaluation of the Brazilian Real

  In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation against the U.S. dollar. The Company's majority-owned Brazilian joint venture had $5.7 million in U.S. dollar denominated debt outstanding in Brazil at January 31, 1999. On February 18, 1999, the Company's majority-owned Brazilian joint venture recognized a currency transaction loss of approximately $4.0 million upon the conversion of the U.S. dollar denominated debt into a Brazilian real credit facility. The Company has NDF contracts to manage its foreign currency exposure to the Brazilian real with respect to credit sales made to E.A. The Company may incur additional foreign currency transaction losses related to its Brazilian operations.

 (b) Topp Telecom, Inc.

  In February 1999, the Company sold part of its equity investment in Topp to a wholly-owned subsidiary of Telefonos de Mexico S.A. de C.V. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, and retained a 19.5% equity ownership interest in Topp.

 (c) Sale of Prepaid Operation in Venezuela

  On February 18, 1999, the Company agreed to sell its Movil Amigo prepaid cellular operation in Venezuela to Movilnet del Venezuela. The Company expects to close the transaction on March 20, 1999.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                    SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          FIRST   SECOND   THIRD     FOURTH
                                         QUARTER  QUARTER QUARTER    QUARTER
                                         -------- ------- -------    -------
1998
Revenues................................ $406,745 445,660 501,750    641,695
Gross profit............................   41,410  44,902  41,025     45,438
Net income (loss).......................   14,248  16,599   2,390(a) (18,873)(b)
Net income (loss) per share:
  Basic.................................     0.24    0.28    0.04      (0.32)
  Diluted...............................     0.23    0.27    0.04      (0.32)
1997
Revenues................................ $256,645 377,562 442,106    406,501
Gross profit............................   31,851  40,646  43,916     40,913
Net income..............................    5,982  14,209  16,170     17,272
Net income per share:
  Basic.................................     0.10    0.25    0.28       0.30
  Diluted...............................     0.10    0.24    0.26       0.28

--------
(a) In the third quarter of 1998, the Company's operations were affected by the Company's adoption of the modified equity method of accounting for its investment in Topp, which method increased recognition of Topp's net loss.
(b) In the fourth quarter of 1998, the Company's operations were affected by its recognition of Topp's net loss to the extent of the Company's entire debt and equity investment in Topp; the settlement of the class action lawsuit; and the cost of de-emphasizing or eliminating certain businesses.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                          BALANCE AT  CHARGED TO CHARGED TO DEDUCTIONS, BALANCE AT
                         BEGINNING OF COSTS AND  ACTIVATION   NET OF      END OF
                            PERIOD     EXPENSES  INCOME (A) RECOVERIES    PERIOD
                         ------------ ---------- ---------- ----------- ----------
Allowance for doubtful
 accounts:
  November 30, 1998.....   $23,857      13,639        481      (4,616)    33,361
  November 30, 1997.....    29,023       3,131      1,108      (9,405)    23,857
  November 30, 1996.....     3,738      27,951      4,610      (7,276)    29,023
Reserve for inventory
 obsolescence:
  November 30, 1998.....   $ 2,795      12,434        --       (3,147)    12,082
  November 30, 1997.....     8,322       4,830        --      (10,357)     2,795
  November 30, 1996.....       804       8,718        --       (1,200)     8,322

--------
(a) The Company, under agent agreements, earns activation commissions from wireless service providers upon engaging subscribers for wireless handset services in connection with the Company's retail operations. The agent agreements also provide for the reduction or elimination of activation commissions if the subscribers deactivate service within a stipulated period. The Company reduces activation income for increases in the allowance for estimated deactivations.