Form 10-Q
period 1999-02-28
CELLSTAR CORP
filed 1999-04-14
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1999

                                      or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to______________

                        COMMISSION FILE NUMBER 0-22972

                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                                                75-2479727
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

      1730 Briercroft Court                                           75006
        Carrollton, Texas                                             -----
      ----------------------                                       (Zip Code)
(Address of principal executive
            offices)

                                (972) 466-5000
                             ---------------------
             (Registrant's telephone number, including area code)


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

     On April 9, 1999, there were 59,614,096 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q

                                                                                                Page
PART I - FINANCIAL INFORMATION                                                                 Number
------   ---------------------                                                                 ------
Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         February 28, 1999 and November 30, 1998                                                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three months ended February 28, 1999 and 1998                                           4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
         COMPREHENSIVE INCOME (unaudited)
         Three months ended February 28, 1999                                                    5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Three months ended February 28, 1999 and 1998                                           6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                                  7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                     10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                                       16


PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                                       18

Item 2.  CHANGES IN SECURITIES                                                                   19

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                         19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     19

Item 5.  OTHER INFORMATION                                                                       19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        19

                         PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                       February 28,             November 30,
                                                                                           1999                     1998
                                                                                     ----------------         -----------------
Assets

Current assets:

       Cash and cash equivalents                                                     $         55,261                    47,983
       Accounts receivable (less allowance for doubtful
            accounts of $35,259 and $33,361, respectively)                                    248,656                   349,760
       Inventories                                                                            250,902                   274,438
       Deferred income tax assets                                                              21,632                    18,670
       Prepaid expenses                                                                        30,377                    16,806
                                                                                     ----------------          ----------------
            Total current assets                                                              606,828                   707,657

Property and equipment, net                                                                    27,267                    27,858
Goodwill (less accumulated amortization of $4,507
       and $4,032, respectively)                                                               32,346                    32,910
Other assets                                                                                    7,485                     7,100
                                                                                     ----------------          ----------------
                                                                                     $        673,926                   775,525
                                                                                     ================          ================

Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                             $         197,488                   311,326
       Notes payable to financial institutions                                                 88,873                    85,023
       Accrued expenses                                                                        37,208                    39,395
       Income taxes payable                                                                     4,948                     8,601
       Deferred income tax liabilities                                                            812                     3,389
                                                                                    -----------------          ----------------
            Total current liabilities                                                         329,329                   447,734
Long-term debt                                                                                150,000                   150,000
                                                                                    -----------------          ----------------
            Total liabilities                                                                 479,329                   597,734

Stockholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares
            authorized; none issued                                                                 -                         -
       Common stock,  $.01 par value, 200,000,000 shares
            authorized; 59,612,346 and 58,963,218 shares
            issued and outstanding, respectively                                                  596                       590
       Additional paid-in capital                                                              78,385                    76,962
       Common stock warrant                                                                         -                         4
       Accumulated other comprehensive income - foreign currency
            translation adjustments                                                            (8,391)                   (8,181)
       Retained earnings                                                                      124,007                   108,416
                                                                                    -----------------          ----------------
            Total stockholders' equity                                                        194,597                   177,791
                                                                                    -----------------          ----------------
                                                                                    $         673,926                   775,525
                                                                                    =================          ================

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 Three months ended February 28, 1999 and 1998
                                  (Unaudited)
                     (In thousands, except per share data)


                                                       1999             1998
                                                    -----------      ----------
Revenues                                            $   515,348         406,745

Cost of sales                                           471,709         365,335
                                                    -----------      ----------
     Gross profit                                        43,639          41,410

Selling, general and
     administrative expenses                             25,618          22,737
                                                    -----------      ----------
     Operating income                                    18,021          18,673

Other income (expense):
     Equity in income of
        affiliated companies                              6,023             185
     Gain on sale of assets                               2,200               -
     Interest expense                                    (4,681)         (2,520)
     Other, net                                          (1,587)            424
                                                    -----------      ----------
        Total other income (expense)                      1,955          (1,911)
                                                    -----------      ----------
     Income before income taxes                          19,976          16,762

Provision for income taxes                                4,385           2,514
                                                    -----------      ----------

     Net income                                     $    15,591          14,248
                                                    ===========      ==========

Net income per share:
        Basic                                       $      0.26            0.24
                                                    ===========      ==========
        Diluted                                     $      0.26            0.23
                                                    ===========      ==========

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
                     Three months ended February 28, 1999
                                  (Unaudited)
                                (In thousands)

                                                                                         Accumulated
                                                                 Additional    Common        other
                                               Common Stock       paid-in      stock    comprehensive     Retained
                                           -------------------
                                            Shares     Amount     capital     warrant       income        earnings      Total
                                           --------   --------   ---------    -------    ------------     --------    ---------
Balance at November 30, 1998                 58,963       $590      76,962          4          (8,181)     108,416      177,791
     Comprehensive income:
          Net income                              -          -           -          -               -       15,591       15,591
          Foreign currency translation
             adjustment                           -          -           -          -            (210)           -         (210)
                                                                                                                      ---------
                  Total comprehensive
                     income                                                                                              15,381
     Common stock issued under
        stock option plans                       88          -       1,425          -               -            -        1,425
     Exercise of common stock warrant           561          6          (2)        (4)              -            -            -
                                           --------   --------   ---------    -------    ------------     --------    ---------
Balance at February 28, 1999                 59,612       $596      78,385          -          (8,391)     124,007      194,597
                                           ========   ========   =========    =======    ============     ========    =========

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Three months ended February 28, 1999 and 1998
                                  (Unaudited)
                                (In thousands)

                                                                                        1999                1998
                                                                                   ---------------     ---------------
Cash flows from operating activities:
     Net income                                                                     $      15,591            14,248
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                                     2,886             1,356
          Gain on sale of assets                                                           (2,200)                -
          Deferred income taxes                                                            (5,539)           (2,300)
          Changes in operating assets and liabilities
               net of effects from acquisition of business:
                    Accounts receivable                                                   100,984           (38,544)
                    Inventories                                                            23,536            12,174
                    Prepaid expenses                                                      (13,571)           (1,579)
                    Other assets                                                           (1,127)             (403)
                    Accounts payable                                                     (113,838)          (26,715)
                    Accrued expenses                                                       (2,187)           (1,754)
                    Income taxes payable                                                   (2,816)            6,871
                                                                                    --------------     ---------------
                              Net cash provided by (used in) operating activities           1,719           (36,646)


Cash flows from investing activities:
      Proceeds from sale of assets                                                          3,300                 -
      Purchases of property and equipment                                                  (2,179)           (1,302)
      Acquisition of business, net of cash acquired                                             -            (2,442)
                                                                                    --------------     ---------------
                              Net cash provided by (used in) investing activities           1,121            (3,744)

Cash flows from financing activities:
      Net borrowings on notes payable to financial institutions                             3,850            21,400
      Checks not presented for payment                                                          -            23,296
      Net proceeds from issuance of common stock                                              588             2,004
                                                                                   ---------------     ---------------
                              Net cash provided by financing activities                     4,438            46,700

Net increase in cash and cash equivalents                                                   7,278             6,310

Cash and cash equivalents at beginning of period                                           47,983            74,646
                                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                                          $      55,261            80,956
                                                                                   ===============     ===============

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

          These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

          Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

(2)       Investment in Topp Telecom, Inc.

          In February 1999, the Company sold part of its equity investment in Topp Telecom, Inc. ("Topp") to a wholly-owned subsidiary of Telefonos de Mexico S.A. de C.V. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp and recorded a gain of $5.8 million. The gain is recorded in equity in income of affiliated companies in the consolidated statement of operations for the three months ended February 28, 1999.

(3)       Stock Split

          On May 19, 1998, the Board of Directors approved a two-for-one common stock split, which was effected in the form of a stock dividend that was distributed on June 23, 1998 to stockholders of record on June 5, 1998. All historical share, dilutive securities and net income per share amounts have been retroactively adjusted for the stock split.

(4)       Net Income Per Share

          Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to a warrant, stock options and convertible notes.

          A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended February 28, 1999 and 1998 follows (in thousands, except per share data):

                                                                   1999           1998
                                                               -------------   ------------
           Basic:
           Net income                                          $      15,591         14,248
           Weighted average number of shares outstanding              59,513         58,628
                                                               -------------   ------------
                Net income per share                           $        0.26           0.24
                                                               =============   ============

           Diluted:
           Net income                                          $      15,591         14,248
           Interest on convertible notes, net of tax effect            1,125          1,125
                                                               -------------   ------------
                Adjusted net income                                   16,716         15,373
           Weighted average number of shares outstanding              59,513         58,628
           Effect of dilutive securities:
                Stock options and warrant                                611          1,848
                Convertible notes                                      5,422          5,422
                                                               -------------   ------------
           Weighted average number of shares outstanding
                and effect of dilutive securities                     65,546         65,898
                                                               -------------   ------------
                Net income per share                            $       0.26           0.23
                                                               =============   ============


(5)       Segment and Related Information

          Effective November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment information for the three months ended February 28, 1998 has been restated to conform to the new presentation.

          The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions:
          North America, primarily the United States, Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for exporter customers. The Corporate segment includes headquarter operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Multicurrency Revolving Credit Facility and long-term debt. Intersegment sales and transfers are not significant.

     Segment information for the three months ended February 28, 1999 and 1998 follows (in thousands):

                                                    NORTH         ASIA-         LATIN
                                                   AMERICA       PACIFIC       AMERICA       EUROPE       CORPORATE      TOTAL
                                                 ------------  ------------  ------------  -----------   -----------   ----------
Three months ended
  February 28, 1999:
     Revenues from external customers           $    102,138       133,703       170,252      109,255            -        515,348
       Income (loss) before
          interest and taxes                          11,844         8,111         4,882        2,899       (4,028)        23,708
     Net income (loss)                                 6,102         7,099         1,610        1,191         (411)        15,591

Three months ended
  February 28, 1998:
     Revenues from external customers           $    104,170        78,364       189,393       34,818            -        406,745
       (Loss) income before
          interest and taxes                            (519)        9,486        11,929          681       (3,182)        18,395
     Net (loss) income                                (1,783)       10,114         7,978          584       (2,645)        14,248

(6)  Foreign Currency Non-deliverable Forward Contracts

     At February 28, 1999, the Company had Brazilian real non-deliverable forward ("NDF") contracts aggregating $13.7 million outstanding with maturities from March 2, 1999 through March 10, 1999 and at strike prices ranging from 1.2610 to 1.9180 between the Brazilian real and the U.S. dollar. These NDF contracts and other settled NDF contracts of similar nature were used to manage the Company's foreign currency exposure to the Brazilian real with respect to certain credit sales made to E.A. Electronicos e Componentes Ltda. ("E.A."), a Brazilian importer. Foreign currency rate fluctuations caused bad debt expense of $26.9 million related to the payments remitted by E.A. This expense was recorded in selling, general and administrative expenses for the three months ended February 28, 1999, but this expense was completely offset by gains realized on NDF contract settlements. A net mark-to-market gain of $0.4 million was recognized with respect to accounts receivable from E.A. and open NDF contracts at February 28, 1999 in other income (expense) in the consolidated statements of operations.

(7)  Subsequent Events

     (a)  Sale of Prepaid Operation in Venezuela

     In March 1999, the Company sold its Movil Amigo prepaid cellular operation in Venezuela to Telecomunicaciones Movilnet, C.A. in Venezuela and recognized a gain of approximately $4.0 million.

     (b)  Settlements of Foreign Currency Non-deliverable Forward Contracts

     By March 31, 1999, all of the NDF contracts associated with product sales to E.A. in Brazil were settled and the Company realized a cumulative gain of $0.2 million since the inception of the NDF contracts in November 1998. Foreign currency rate fluctuations caused bad debt expense of $26.4 million related to payments remitted by E.A. The expense was completely offset by gains realized on NDF contract settlements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net income of $15.6 million, or $0.26 per diluted share, for the first quarter of 1999 compared with net income of $14.2 million, or $0.23 per diluted share, for the same quarter last year. The first quarter of 1999 was impacted by several non-operating items, including (1) a non-recurring charge of $2.6 million, or $0.04 per diluted share, related to the conversion of a U.S. dollar-denominated loan into Brazilian reals and (2) after-tax gains totaling $5.1 million, or $0.08 per diluted share, from the sale of part of the Company's equity and debt investment in Topp and the sale of the Company's retail stores in the Dallas-Fort Worth area. Without the effects of these items, net income for the quarter would have been $13.1 million, or $0.22 per diluted share.

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

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 1999 and 1998:


                                                    1999          1998
                                                 ----------    ---------
Revenues                                           100.0%        100.0%
Cost of sales                                       91.5          89.8
                                                 -------        ------
      Gross profit                                   8.5          10.2
Selling, general and administrative expenses         5.0           5.6
                                                 -------        ------
      Operating income                               3.5           4.6
Other income (expense):
      Equity in income of
          affiliated companies                       1.2             -
      Gain on sale of assets                         0.4             -
      Interest expense                              (0.9)         (0.6)
      Other, net                                    (0.3)          0.1
                                                 -------        ------
          Total other income (expense)               0.4          (0.5)
                                                 -------        ------
      Income before income taxes                     3.9           4.1
Provision for income taxes                           0.9           0.6
                                                 -------        ------
      Net income                                     3.0%          3.5%
                                                 =======        ======

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

     Revenues. The Company's revenues increased $108.6 million, or 26.7%, from $406.7 million to $515.3 million.

     North American Region revenues were $102.1 million, a decrease of $2.1 million, or 2.0%, when compared to $104.2 million. The decrease was primarily due to continued decreases in activation and residual income. The Company expects activation and residual income to continue to decrease as the Company continues to re-position itself to focus on its growth strategy of providing value-added services to wireless carriers and manufacturers in direct relationships. In December 1998, the Company sold its Dallas-Fort Worth retail stores.

     Revenues in the Asia-Pacific Region increased $55.3 million, or 70.5%, from $78.4 million to $133.7 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $95.7 million in revenues, an increase of $37.9 million, or 65.6%, from $57.8 million. This increase was due to continued strong demand in the PRC, a broadened source of product manufactured there and the impact of its tighter customs controls on products beginning in August 1998. The Company's operations in Taiwan provided $27.0 million of revenues, an increase of $14.4 million, or 114.3%, from $12.6 million. The increase was due to the entry of several new wireless carriers into this market in 1998 and demand for a new high-end digital handset, which was introduced in the fourth quarter of 1998. Revenues from the Company's Singapore operations increased $3.0 million, or 37.5%, from $8.0 million to $11.0 million.

     The Company's operations in the Latin American Region provided $170.3 million of revenues, compared to $189.4 million, or a 10.1% decrease. Revenues in Miami, Mexico and Argentina decreased $99.8 million, $10.3 million and $5.3 million, respectively. The decrease in Miami was largely due to an increase in demand for digital handsets and increased product availability from in-country suppliers thereby reducing export sales from Miami. The decrease in Mexico was due primarily to the termination of a promotion by the principal wireless carrier, which started in the fourth quarter of 1997 and ran through the fourth quarter of 1998. The decrease in revenues in Argentina was caused by significant subscriber cancellations and excess inventory held by the carriers. Revenues in the remainder of the region increased $96.3 million, primarily in Brazil, Venezuela and Peru. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunication industry and the entry of additional carriers into the wireless market during the latter half of 1998. The increase in Venezuela was a result of the prepaid wireless business, which the Company sold in March 1999. In connection with this sale, the Company was awarded an exclusive two-year contract to supply services for prepaid phone kits. The Company began its operations in Peru through the acquisition of a prepaid wireless business in the second quarter of 1998. Activation and residual income generated by the Company's operations in the Latin American Region increased from $8.0 million to $15.3 million. Most of the increase was due to activation income from the Company's prepaid cellular businesses in Venezuela and Peru.

     The Company's European Region operations recorded revenues of $109.3 million, an increase of $74.5 million, or 214.1%, from $34.8 million. This increase reflects continued growth from the Company's U.K. operation, arising primarily from sales in international markets, as well as revenues from the operations in Sweden and Poland, which were acquired in the first and second quarters of 1998, respectively.

     Gross Profit. Gross profit increased $2.2 million, or 5.3%, from $41.4 million to $43.6 million, while gross profit as a percentage of revenues decreased from 10.2% to 8.5%. The increase in gross profit was principally due to increases in both the European and North American Regions. The increase in the European Region was due to the continued growth of the U.K. operation and the addition of revenues from the Company's operation in Sweden, which was acquired during the first quarter of 1998. The increase in the North American Region reflects an increased level of value-added services and sales to large carrier partners. The decrease in gross profit as a percentage of revenues was due primarily to the impact of lower margins in the PRC as compared to those historically recognized in Hong Kong and to an increase in international sales by the U.K. operation, which sales have lower margins than the Company's other regions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million, or 12.8%, from $22.7 million to $25.6 million. This increase was principally due to costs incurred from the continued build-out of infrastructure, costs associated with business expansion activities and costs to de-emphasize or eliminate certain businesses. Overall selling, general and administrative expenses as a percentage of revenues decreased to 5.0% from 5.6%.

     Equity in Income of Affiliated Companies. Equity in income of affiliated companies increased $5.8 million to $6.0 million. In February 1999, the Company sold part of its equity investment in Topp to a wholly-owned subsidiary of Telefonos de Mexico S.A. de C.V. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp and recorded a gain of $5.8 million.

     Gain on Sale of Assets. The Company recorded a gain of $2.2 million associated with the sale of all its retail stores in the Dallas-Fort Worth area.

     Interest Expense. Interest expense increased to $4.7 million from $2.5 million primarily as a result of an increase in debt related to the Company's operations in Brazil.

     Other, Net. Other, net decreased $2.0 million from income of $0.4 million to expense of $1.6 million. This decrease was primarily due to a $2.6 million foreign currency transaction loss realized from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility.

     Income Taxes. Income tax expense increased $1.9 million and the Company's effective tax rate increased to 22.0% from 15.0%. The higher effective tax rate was attributable to higher income before income taxes primarily in the North American and European Regions where the statutory tax rates are generally comparable to the statutory rate in the United States and higher than the statutory rates in the Company's other regions. The utilization of net operating loss carryforwards in certain jurisdictions during the prior year contributed to the lower effective tax rate for 1998.

INTERNATIONAL OPERATIONS

     During the latter half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of an increase in demand for digital handsets and increased in-country product availability in Latin America, primarily Brazil. The Company expects to focus its efforts on servicing large, financially-sound carrier partners from the Company's Latin American subsidiaries.

     The Company's Brazilian operations are conducted through a majority-owned joint venture. The primary supplier of handsets to the joint venture is a Brazilian importer who is serviced from Miami. Sales to the importer are excluded from the Company's consolidated revenues, and the related gross profit is deferred until the handsets are sold by the Brazilian joint venture to customers. In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. From November 1998 through March 1999, the Company utilized Brazilian real NDF contracts to manage currency exposure risk related to credit sales made to the Brazilian importer. Payment for these sales was remitted by the importer using the Brazilian real rate of exchange against the U.S. dollar on the day the Company recorded the sale to the Brazilian importer. Bad debt expense caused by foreign currency rate fluctuations was completely offset by gains realized on the settlements of the Brazilian real NDF contracts for the three months ended February 28, 1999. A net mark-to-market gain of $0.4 million for the three months ended February 28,

1999, with respect to accounts receivable and open Brazilian real NDF contracts, has been recorded in other income (expense) in the consolidated statements of operations.

     At April 12, 1999, the Company has no Brazilian real NDF contracts outstanding. Currently, under agreements made in January 1999, the Brazilian joint venture is paid by certain major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to bad debt expense caused by foreign currency rate fluctuations from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. As of March 31, 1999, the Company had $35.3 million in accounts receivable due from the importer of which $6.0 million had been collected at April 12, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended February 28, 1999, the Company relied primarily on cash available at November 30, 1998, cash generated from operations and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. As of April 8, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. The Company expects to replace this member bank in the near-term at the same level of participation. At April 12, 1999, the Company had available $l1.4 million of borrowing capacity under the Facility.

     Accounts receivable, inventories and accounts payable decreased $101.0 million, $23.5 million and $113.8 million, respectively, primarily from a decrease in revenues compared to the fourth quarter of 1998.

     As of February 28, 1999 and March 31, 1999, the Company's Brazilian operations had borrowed $8.4 million and $9.8 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks. In conjunction therewith, the Company has $8.3 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks.

     The Company anticipates that it will have sufficient cash available to meet its capital requirements and current expansion plans. Capital is expected to be provided by available cash on hand, cash generated from operations, amounts available from the Facility and various other funded debt sources. The Company believes that it will have the ability to expand its borrowing sources to accommodate expected capital needs in the future.

YEAR 2000

     Since June 1997, the Company has been implementing a plan to assess and resolve Year 2000 issues that may affect it. The Company believes that the Year 2000 issues it must address include ensuring (i) that its information technology systems (hardware and software) enable it to manage and operate its business,
(ii) that its non-information technology systems (including heating and air conditioning systems and warehouse equipment) will continue to operate and (iii) that assessments and planning has been conducted related to managing interruption to its supply and demand chain.

     The phases and timetable for the Company's plans are as follows:

     Phase I. Create awareness of and identify Year 2000 issues (June 1997-July 1997)

     Phase II.    Assess and renovate existing systems (July 1997 - July 1999)

     Phase III.   Validate and test systems (July 1998 - July 1999)

     Phase IV.    Complete Year 2000 compliance (March 1999 - August 1999)

     The Company is currently on schedule for implementing this plan. A project structure is defined, progress and issues are tracked, and management is provided updates. The Company does not believe it has material, potential liability to third parties if its systems are not Year 2000 compliant.

     The Company has made substantial progress in assessing Year 2000 issues that affect third parties with which it has material relationships. The Company has substantially completed the process of contacting manufacturers of products that the Company sells and is reviewing each response. The responses and continuing informal contact with the primary manufacturers and suppliers of products indicates that the suppliers believe they are addressing and resolving their Year 2000 issues and expect minimal operational impacts. The Company has reviewed all electronic exchanges of data between customers and suppliers for Year 2000 compliancy. The Company substantially completed all remediation efforts related to exchange of data and is currently testing the processes. Even though the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company plans to continue to review and assess the progress of its major customers in each region as to risk and exposure related to Year 2000 issues. The Company also recognizes that demand for its products is affected by the ability of carriers and network operators to continue operation without significant interruption. These risks are being considered by the Company in developing pertinent business interruption and contingency plans.

     The Company's costs of compliance with Year 2000 requirements are immaterial because it was in the process of upgrading or establishing systems to keep pace with its growth.

     The Company believes that it and its material suppliers will resolve their Year 2000 issues in a timely fashion. However, if the Company or its material suppliers do not become Year 2000 compliant, the Company could suffer a material adverse effect on its business, results of operations and financial condition. The Company believes that it is unlikely that any of these events will result, but there can be no such assurance. The Company has decided to develop a contingency plan to address potential, unplanned failures within the Company and external entities that could impact operations. The Company currently anticipates completing the planned Year 2000 work related to mission critical applications and contingency planning by August 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

     The Company's international operations are subject to foreign currency risk; however, the Company has not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments for subsidiaries domiciled in non-highly inflationary countries are recorded to consolidated stockholders' equity under accumulated other comprehensive income. In highly inflationary countries, the Company records remeasurement gains and losses to the consolidated statements of operations. For the three months ended February 28, 1999, the Company's international subsidiary in Venezuela recorded an immaterial foreign currency remeasurement loss because the Venezuelan economy is considered to be highly inflationary.

     The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency hedging instruments in certain instances.

     In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. Currently, under agreements made in January 1999, the Company's majority-owned Brazilian joint venture is paid by certain major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to bad debt expense caused by foreign currency rate fluctuations from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. As of March 31, 1999, the Company had $35.3 million in accounts receivable due from the importer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -International Operations."

     On February 18, 1999, all of the Company's U.S. dollar denominated debt in Brazil, $5.7 million, was converted into a Brazilian real denominated credit facility by the Company's majority-owned Brazilian joint venture. Upon conversion, the joint venture realized a foreign currency transaction loss of $2.6 million due to the devaluation of the Brazilian real against the U.S. dollar. The Company's $9.8 million of debt at March 31, 1999 in Brazil is denominated in Brazilian reals.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. As of February 28, 1999, the Company had Brazilian real NDF contracts aggregating $13.7 million with maturities from March 2, 1999 through March 10, 1999 and at strike prices ranging from 1.2610 to 1.9180 between the Brazilian real and the U.S. dollar. The Company's counterparties to these contracts were Chase Bank of Texas, N.A. and The First National Bank of Chicago. At March 31, 1999, the Company had realized a cumulative gain of $0.2 million with respect to the settlement of all the Brazilian NDF contracts since their inception in November 1998. As of April 12, 1999, the Company did not have any NDF contracts outstanding. When the Company uses contracts of this nature, it monitors the credit rating of the counterparties on a regular basis.

INTEREST RATE RISK

     The interest rate of the Company's Facility is a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases if the Company's ratio of consolidated funded debt to consolidated cash flow is greater than or equal to 3.0 to 1.0, which ratio is determined at the end of each fiscal quarter. During the twelve months ended March 31, 1999, the interest rates of borrowings under the Facility ranged from 6.45% to 8.50%. The Company manages its borrowings under the Facility each business day to minimize interest expense.

     The borrowings of the Company's Brazilian operations are short-term in nature, typically less than six months. Through November 30, 1998, annual rates on borrowings by the Brazilian joint venture operations ranged from approximately 36% to 48%. As a result of the recent devaluation of the Brazilian real against the U.S. dollar, annual interest rates for the Company have increased to approximately 41% to 53% in Brazil at March 31, 1999. The Brazilian operations have decreased their borrowings, including accrued interest, from $11.5 million at November 30, 1998 to $9.8 million at March 31, 1999. The Company continues to evaluate financing alternatives to reduce interest expense for its Brazilian operations.

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

     These four lawsuits were consolidated into the case styled State of Wisconsin Investment Board, Diane Larson, Martin Katz, Mostafa Aboul-Fetouh, Ahmed Aboul-Fetouh and Enass Aboul-Fetouh on behalf of themselves and others similarly situated v. Alan H. Goldfield, Terry S. Parker, Kenneth W. Sanders, John S. Bain, Evelyn M. Henry, Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, Leonard C. Ratley, James L. Johnson, Ronald J. Kramer, CellStar Corporation and KPMG Peat Marwick LLP, Civil Action No. 3:96-CV-1353-R. The State of Wisconsin Investment Board was appointed lead plaintiff in the consolidated action and filed a Consolidated Amended Complaint asserting claims against the Company and certain of its present and former officers and directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder,
Section 27.01 of the Texas Civil Statutes, common law fraud, negligent misrepresentation, and breach of fiduciary duty to disclose under Delaware common law. The Consolidated Amended Complaint alleged, among other things, that the defendants misrepresented or failed to disclose material facts regarding the business, financial condition, performance and future prospects of the Company and that, as a result of such statements or omissions, the value of the Company's Common Stock was artificially inflated. Claims were also asserted against the Company's auditors, KPMG LLP. The plaintiffs sought compensatory damages, exemplary damages and costs and expenses, including attorneys' fees and expert fees. Although the plaintiffs did not specify the amount of damages sought, they argued that the alleged class sustained damages in excess of $50 million.

     In December 1996, defendants filed motions to dismiss all claims asserted in the Consolidated Amended Complaint. By orders dated August and September 1998, the Court (i) dismissed all claims as to defendants KPMG LLP, Michael S. Hedge, Kenneth E. Kerby, Daniel T. Bogar, James L. Johnson and Ronald J. Kramer;
(ii) dismissed the claim alleging breach of fiduciary duty as to all defendants; and (iii) denied the motions to dismiss all other claims as to all other defendants.

     Although the Company believes it had meritorious defenses to these claims, on November 19, 1998, the Company entered into a Stipulation of Settlement resolving all claims pending in the suit. The settlement was approved by the Court on January 25, 1999 and all remaining claims were dismissed. On March 1, 1999, the Company paid its portion of the settlement, $6.8 million, to the plaintiffs pursuant to the Stipulation of Settlement.

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

   4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
         (4)

   4.6   Form of Rights Certificate. (4)

   4.7   Certificate of Correction of Certificate of Designation. (5)

   4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of

         New York, as Trustee. (6)

10.1 Fourth Amendment to Credit Agreement, dated as of March 5, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

10.2 Fifth Amendment to Credit Agreement, dated as of April 8, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

 27.1    Financial Data Schedule. (8)

 27.2    Restated Financial Data Schedule. (8)


____________________

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CELLSTAR CORPORATION

                                        By: /s/ Evelyn Henry Miller
                                            ____________________________________
                                            Evelyn Henry Miller
                                            Senior Vice President-Finance
                                            and Chief Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)



                                        Date:     April 14, 1999

                                  EXHIBIT INDEX
                                  -------------
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

4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
         (4)

4.6      Form of Rights Certificate. (4)

4.7      Certificate of Correction of Certificate of Designation. (5)

4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Fourth Amendment to Credit Agreement, dated as of March 5, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

10.2 Fifth Amendment to Credit Agreement, dated as of April 8, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, The First National Bank of Chicago and National City Bank, as co-agents, and Chase Bank of Texas, National Association, as agent. (8)

 27.1    Financial Data Schedule. (8)

 27.2    Restated Financial Data Schedule. (8)

________________

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