Form 10-Q
period 1999-05-31
CELLSTAR CORP
filed 1999-07-15
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

                                      or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission File Number 0-22972

                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                              75-2479727
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    1730 Briercroft Court
      Carrollton, Texas                                            75006
    ---------------------                                          -----
    (Address of principal                                        (Zip Code)
      executive offices)

                                (972) 466-5000
                               ----------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X  No ___
                                     ---


     On July 9, 1999 there were 59,709,596 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION

                              INDEX TO FORM 10-Q



                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
------   ---------------------                                            ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         May 31, 1999 and November 30, 1998                                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and six months ended May 31, 1999 and 1998                   4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
         COMPREHENSIVE INCOME (unaudited)
         Six months ended May 31, 1999                                      5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Six months ended May 31, 1999 and 1998                             6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)             7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 22


PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                 24

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         24

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   24

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24

Item 5.  OTHER INFORMATION                                                 24

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  25

                         PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
            (Dollars in thousands, except share and per share data)

                                                                                    May 31,    November 30,
                                                                                     1999          1998
                                                                                ------------   ------------
Assets

Current assets:
      Cash and cash equivalents                                                 $     66,313        47,983
      Accounts receivable (less allowance for doubtful
            accounts of $38,224 and $33,361, respectively)                           279,203       349,760
      Inventories                                                                    185,782       274,438
      Deferred income tax assets                                                      18,796        18,670
      Prepaid expenses                                                                21,865        16,806
                                                                                ------------   -----------
            Total current assets                                                     571,959       707,657

Property and equipment, net                                                           27,373        27,858
Goodwill (less accumulated amortization of $5,005
      and $4,032, respectively)                                                       33,053        32,910
Other assets                                                                           7,378         7,100
                                                                                ------------   -----------
                                                                                $    639,763       775,525
                                                                                ============   ===========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                          $    165,426       311,326
      Notes payable to financial institutions                                         90,647        85,023
      Accrued expenses                                                                19,143        39,395
      Income taxes payable                                                             6,090         8,601
      Deferred income tax liabilities                                                    745         3,389
                                                                                ------------   -----------
            Total current liabilities                                                282,051       447,734

Long-term debt                                                                       150,000       150,000
                                                                                ------------   -----------
                  Total liabilities                                                  432,051       597,734

Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
            authorized; none issued                                                        -             -
      Common stock,  $.01 par value, 200,000,000 shares
            authorized; 59,614,096 and 58,963,218 shares
            issued and outstanding, respectively                                         596           590
      Additional paid-in capital                                                      78,397        76,962
      Common stock warrant                                                                 -             4
      Accumulated other comprehensive income - foreign currency
            translation adjustments                                                   (9,257)       (8,181)
      Retained earnings                                                              137,976       108,416
                                                                                ------------   -----------
                  Total stockholders' equity                                         207,712       177,791
                                                                                ------------   -----------
                                                                                $    639,763       775,525
                                                                                ============   ===========

        See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                    Three months                     Six months
                                                    ended May 31,                   ended May 31,
                                               --------------------------     -----------------------------
                                                   1999           1998            1999             1998
                                               ------------   -----------     -------------    ------------
Revenues                                       $   570,325       445,660         1,085,673         852,405

Cost of sales                                      521,267       400,758           992,976         766,093
                                               ------------   -----------     -------------    ------------
     Gross profit                                   49,058        44,902            92,697          86,312

Selling, general and
     administrative expenses                        28,304        23,718            53,922          46,455
Restructuring charge                                 2,868             -             2,868               -
                                               ------------   -----------     -------------    ------------

     Operating income                               17,886        21,184            35,907          39,857

Other income (expense):
     Equity in income of
        affiliated companies                           100           176             6,123             361
     Gain on sale of assets                          6,047             -             8,247               -
     Interest expense                               (5,396)       (2,617)          (10,077)         (5,137)
     Other, net                                       (716)          786            (2,303)          1,210
                                               ------------   -----------     -------------    ------------
        Total other income (expense)                    35        (1,655)            1,990          (3,566)
                                               ------------   -----------     -------------    ------------
     Income before income taxes                     17,921        19,529            37,897          36,291

Provision for income taxes                           3,952         2,930             8,337           5,444
                                               ------------   -----------     -------------    ------------

     Net income                                $    13,969        16,599            29,560          30,847
                                               ============   ===========     =============    ============

Net income per share:
        Basic                                  $      0.23          0.28              0.50            0.52
                                               ============   ===========     =============    ============

        Diluted                                $      0.23          0.27              0.48            0.50
                                               ============   ===========     =============    ============

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
                         Six months ended May 31, 1999
                                  (Unaudited)
                                (In thousands)

                                                                                            Accumulated
                                                                   Additional    Common        other
                                               Common Stock         paid-in       stock    comprehensive    Retained
                                             -----------------
                                             Shares     Amount      capital      warrant      income        earnings    Total
                                             -------   -------      -------      -------      ------        --------    -----
Balance at November 30, 1998                  58,963       $590       76,962           4        (8,181)      108,416    177,791
     Comprehensive income:
          Net income                               -          -            -           -             -        29,560     29,560
          Foreign currency translation
             adjustments                           -          -            -           -        (1,076)            -    (1,076)
                                                                                                                        -------
                  Total comprehensive
                     income                                                                                              28,484
     Common stock issued under
        stock option plans                        90          -        1,437           -             -             -      1,437
     Exercise of common stock warrant            561          6           (2)         (4)            -             -          -
                                             -------    -------      -------      ------      --------      --------    -------
Balance at May 31, 1999                       59,614       $596       78,397           -        (9,257)      137,976    207,712
                                             =======    =======      =======      ======      ========      ========    =======

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended May 31, 1999 and 1998
                                  (Unaudited)
                                (In thousands)

                                                                                         1999                1998
                                                                                   ---------------     ---------------
Cash flows from operating activities:
      Net income                                                                   $       29,560              30,847
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                                5,862               3,797
               Gain on sale of assets                                                      (8,247)                  -
               Deferred income taxes                                                       (2,770)             (3,639)
               Changes in operating assets and liabilities
                   net of effects from acquisitions of businesses:
                        Accounts receivable                                                72,066             (80,363)
                        Inventories                                                        87,206              (8,454)
                        Prepaid expenses                                                   (5,059)             (3,135)
                        Other assets                                                         (896)               (811)
                        Accounts payable                                                 (145,900)            (21,440)
                        Accrued expenses                                                  (21,665)               (240)
                        Income taxes payable                                               (1,674)              7,394
                                                                                   ---------------     ---------------
                              Net cash provided by (used in) operating activities           8,483             (76,044)

Cash flows from investing activities:
      Proceeds from sale of assets                                                          8,025                   -
      Purchases of property and equipment                                                  (4,402)             (3,602)
      Acquisitions of businesses, net of cash acquired                                          -             (12,871)
      Acquisitions of minority interests                                                        -                (250)
                                                                                   ---------------     ---------------
                              Net cash provided by (used in) investing activities           3,623             (16,723)

Cash flows from financing activities:
      Net borrowings on notes payable to financial institutions                             5,624              10,239
      Checks not presented for payment                                                          -              44,795
      Net proceeds from issuance of common stock                                              600               3,260
                                                                                   ---------------     ---------------
                              Net cash provided by financing activities                     6,224              58,294

Net increase (decrease) in cash and cash equivalents                                       18,330             (34,473)
Cash and cash equivalents at beginning of period                                           47,983              74,646
                                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                                         $       66,313              40,173
                                                                                   ===============     ===============

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Presentation

     Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the "Company") are unaudited, it is the opinion of the Company's management that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net income for any interim period are not necessarily indicative of results that may be expected for the entire year.

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

(2)  Investment in Topp Telecom, Inc.

     In February 1999, the Company sold part of its equity investment in Topp Telecom, Inc. ("Topp") to a wholly-owned subsidiary of Telefonos de Mexico
     S.A. de C.V. ("TelMex").   At the closing, the Company also sold a portion
     of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp and recorded a pre-tax gain of $5.8 million. The gain is recorded in equity in income of affiliated companies in the consolidated statements of operations for the six months ended May 31, 1999.

     In June 1999, TelMex made an additional equity investment in Topp which may cause the Company's percentage ownership interest in Topp to be reduced but should not have a material effect on the total value of the Company's investment.

(3)  Net Income Per Share

     Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to a warrant, stock options and convertible notes.

     A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended May 31, 1999 and 1998 follows (in thousands, except per share data):

                                                                                       Three months ended
                                                                                             May 31
                                                                                  -----------------------------
                                                                                     1999               1998
                                                                                  ----------          ---------
Basic:
Net income                                                                        $   13,969             16,599
Weighted average number of shares outstanding                                         59,614             58,921
                                                                                  ----------          ---------
    Net income per share                                                          $     0.23               0.28
                                                                                  ==========          =========
Diluted:
Net income                                                                        $   13,969             16,599
Interest on convertible notes, net of tax effect                                       1,125              1,125
                                                                                  ----------          ---------
    Adjusted net income                                                           $   15,094             17,724

Weighted average number of shares outstanding                                         59,614             58,921
Effect of dilutive securities:
    Stock options and warrants                                                           653              2,513
    Convertible notes                                                                  5,422              5,422
                                                                                  ----------          ---------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                            65,689             66,856
                                                                                  ----------          ---------
    Net income per share                                                          $     0.23               0.27
                                                                                  ==========          =========

                                                                                        Six months ended
                                                                                              May 31
                                                                                  -----------------------------
                                                                                     1999               1998
                                                                                  ----------          ---------
Basic:
Net income                                                                        $   29,560             30,847
Weighted average number of shares outstanding                                         59,564             58,777
                                                                                  ----------          ---------
    Net income per share                                                          $     0.50               0.52
                                                                                  ==========          =========

Diluted:
Net income                                                                        $   29,560             30,847
Interest on convertible notes, net of tax effect                                       2,250              2,250
                                                                                  ----------          ---------
     Adjusted net income                                                          $   31,810             33,097

Weighted average number of shares outstanding                                         59,564             58,777
Effect of dilutive securities:
    Stock options and warrants                                                           632              2,197
    Convertible notes                                                                  5,422              5,422
                                                                                  ----------          ---------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                            65,618             66,396
                                                                                  ----------          ---------
    Net income per share                                                          $     0.48               0.50
                                                                                  ==========          =========

(4)  Segment and Related Information

     Effective November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment information for the three and six months ended May 31, 1998 has been restated to conform to the new presentation.

     The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, primarily the United States, Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export customers. The Corporate group includes headquarter operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Multicurrency Revolving Credit Facility and long-term debt. Intersegment sales and transfers are not significant.

Segment information for the three and six months ended May 31, 1999 and 1998 follows (in thousands):

                                                  North         Asia-          Latin
                                                 America       Pacific        America         Europe        Corporate       Total
                                               ------------  ------------   -------------  -------------  --------------  ---------
Three months ended May 31, 1999:
         Revenues from external customers      $   100,805       193,580         186,877      89,063              -       570,325
         Income (loss) before
                   interest and taxes                1,015         9,222          15,655       1,908         (5,337)       22,463
         Net income (loss)                             638         8,081          10,939       1,332         (7,021)       13,969

Three months ended May 31, 1998:
          Revenues from external customers     $   117,504       100,151         169,119      58,886              -       445,660
          Income (loss) before
                    interest and taxes               3,715         9,427          10,618       1,053         (3,296)       21,517
          Net income (loss)                          2,262         8,553           6,637         863         (1,716)       16,599

                                                  North         Asia-          Latin
                                                 America       Pacific        America         Europe        Corporate       Total
                                               ------------  ------------   -------------  -------------  --------------  ---------
Six months ended May 31, 1999:
          Revenues from external customers     $   202,943       327,283         357,129     198,318              -     1,085,673
          Income (loss) before
                    interest and taxes              12,859        17,333          20,537       4,807         (9,365)       46,171
          Net income (loss)                          8,662        14,877          12,549       3,352         (9,880)       29,560

Six months ended May 31, 1998:
          Revenues from external customers     $   221,674       178,515         358,512      93,704              -       852,405
          Income (loss) before
                    interest and taxes               3,196        18,913          22,547       1,734         (6,478)       39,912
          Net income (loss)                          2,086        18,667          14,616       1,541         (6,063)       30,847

(5)  Foreign Currency Non-deliverable Forward Contracts

     During the second quarter of 1999, the remaining Brazilian real non-deliverable forward ("NDF") contracts, which were outstanding at February 28, 1999, were settled. These NDF contracts and other NDF contracts of similar nature were used to manage the Company's foreign currency exposure to the Brazilian real with respect to certain credit sales made to E.A. Electronicos e Componentes Ltda. ("E.A."), a Brazilian importer. Foreign currency rate fluctuations caused bad debt expense of $26.4 million related to the payments remitted by E.A. This expense was recorded in selling, general and administrative expenses for the six months ended May 31, 1999, but this expense was completely offset by gains realized on NDF contract settlements, which gains also were recorded in selling, general and administrative expenses.

(6)  Restructuring Charge

     As part of the Company's strategy to streamline its organizational structure, the Company reorganized and consolidated the management of the Company's Latin American and North American Regions and centralized the management in the Company's Asia-Pacific Region. As a result, the consolidated statements of operations for the quarter ended May 31, 1999 include a charge of $2.9 million related to the reorganization. Of the total costs, $0.4 million consisted of non-cash outlays and the remaining $2.5 million consisted of cash outlays, of which $1.8 million had been paid through May 31, 1999. The components of the restructuring charge were as follows (in thousands):

     Employee termination costs     $2,260
     Write-down of assets              406
     Other                             202
                                    ------
                                    $2,868
                                    ======

     The Company expects to incur approximately $0.3 million of additional expense related to this restructuring in the third quarter of 1999.

(7)  Gain on Sale of Prepaid Operation in Venezuela

     During the second quarter of 1999, the Company sold its Movil Amigo prepaid wireless operation in Venezuela to Telecommunicaciones Movilnet, C.A. and recognized a pre-tax gain of $5.2 million. In connection with the sale, the Company was awarded an exclusive two-year contract to supply services for prepaid phone kits. These services include importing handsets into the country, warehousing, inventory management, handset programming, packing and distribution of the kits to points of sale.

(8)  Subsequent Event.

     In June 1999, TelMex made an additional equity investment in Topp which may cause the Company's percentage ownership interest in Topp to be reduced but should not have a material effect on the total value of the Company's investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company reported net income of $14.0 million, or $0.23 per diluted share, for the second quarter of 1999 compared with net income of $16.6 million or $0.27 per diluted share, for the same quarter last year. The second quarter of 1999 was impacted by several non-operating items, including (1) a pre-tax charge of $2.9 million related to the reorganization and consolidation of the management for the Company's Latin American and North American Regions and the centralization of its Asia-Pacific Region's management, and (2) pre-tax gains totaling $6.0 million from the sale of its prepaid operation in Venezuela and the sale of the Company's retail stores in the Kansas City area. Without the effects of these items, net income for the quarter would have been $11.4 million, or $0.19 per diluted share.

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

         In April 1999, the Company announced changes to its senior management team. Both the president and chief operating officer, Richard M. Gozia, and senior vice president and chief financial officer, Evelyn Henry Miller, resigned to pursue other interests. Mr. Gozia, president and acting chief financial officer, intends to remain with the Company during the transition process.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "may," "intends", "expects," "anticipates," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales, inflation, and Year 2000 issues and costs could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 1999 and 1998:

                                                       Three months                   Six months
                                                       ended May 31                  ended May 31
                                                   ---------------------         ---------------------
                                                     1999         1998             1999         1998
                                                   --------     --------         --------     --------
Revenues                                              100.0%       100.0%           100.0%       100.0%
Cost of sales                                          91.4         89.9             91.5         89.9
                                                   --------     --------         --------     --------
     Gross profit                                       8.6         10.1              8.5         10.1
Selling, general and administrative expenses            5.0          5.3              5.0          5.4
Restructuring charge                                    0.5            -              0.2            -
                                                   --------     --------         --------     --------
     Operating income                                   3.1          4.8              3.3          4.7
Other income (expense):
     Equity in income of
         affiliated companies                             -            -              0.6            -
     Gain on sale of assets                             1.1            -              0.7            -
     Interest expense                                  (1.0)        (0.6)            (0.9)        (0.6)
     Other, net                                        (0.1)         0.2             (0.2)         0.2
                                                   --------     --------         --------     --------
         Total other income (expense)                     -         (0.4)             0.2         (0.4)
                                                   --------     --------         --------     --------
     Income before income taxes                         3.1          4.4              3.5          4.3
Provision for income taxes                              0.7          0.7              0.8          0.7
                                                   --------     --------         --------     --------
     Net income                                         2.4%         3.7%             2.7%         3.6%
                                                   ========     ========         ========     ========

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

     Revenues. The Company's revenues increased $124.6 million, or 28.0%, from $445.7 million to $570.3 million.

     North American Region revenues were $100.8 million, a decrease of $16.7 million, or 14.2%, when compared to $117.5 million. The decrease was primarily a result of lower product sales to Pacific Bell Mobile Services ("PBMS") in the second quarter of 1999 as compared to the second quarter of 1998 when PBMS conducted certain carrier promotions. The decrease was also due to continued decreases in activation and residual income. The overall decrease in revenues was partially offset by an increase in wholesale product sales.

     Revenues in the Asia-Pacific Region increased $93.4 million, or 93.2%, from $100.2 million to $193.6 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $127.0 million in revenue, an increase of $39.9 million, or 45.8%, from $87.1 million. This increase was due to continued strong demand in the PRC coupled with a broadened source of product manufactured there and the impact of its tighter customs controls on imported products beginning in August 1998. The Company's operations in Taiwan provided $52.8 million of revenue, an increase of $50.8 million, from $2.0 million. Demand increased in Taiwan due to the entry of several new wireless carriers into this market in 1998 and the availability of new high-end digital handsets.

     The Latin American Region provided $186.9 million of revenues, compared to $169.1 million, or a 10.5% increase. Revenues in Brazil, Mexico, Venezuela and Peru increased $54.4 million, $18.3 million, $5.3 million and $2.8 million, respectively. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunications industry and the entry of additional carriers into the wireless market during the latter half of 1998. Mexico revenues benefited from carrier promotions as well as the introduction of the calling-party-pays billing process. The increase in Venezuela was due to additional carrier sales. In connection with the sale of its prepaid wireless business in Venezuela, the Company was awarded an exclusive two-year contract to supply services for prepaid phone kits. The increase in Peru was due to the Company benefiting from a full quarter of its operations, which began through an acquisition of a pre-paid wireless business during the second quarter of 1998. Revenues in the remainder of the region decreased $63.0 million, primarily in Miami. The decrease in Miami was due to the increased product availability from in-country suppliers thereby reducing export sales from Miami.

     The Company's European Region recorded revenues of $89.1 million, an increase of $30.2 million, or 51.3%, from $58.9 million. This increase reflected continued growth from the Company's U.K. operation, arising primarily from sales in international markets, as well as increased revenues from the operation in Sweden.

     Gross Profit. Gross profit increased $4.2 million, or 9.4%, from $44.9 million to $49.1 million, while gross profit as a percentage of revenues decreased from 10.1% to 8.6%. The increase in gross profit was principally due to an increase in the Asia-Pacific Region. The increase in the Asia-Pacific Region was due to the increased demand in Taiwan as a result of the entry of new wireless carriers in 1998 and the availability of new high-end digital handsets. The decrease in gross profit as a percentage of revenues was due primarily to a $12 million provision for inventory obsolescence recorded in the second quarter of 1999 as a result of decreases in market prices of certain handsets, primarily in Asia, and aggressive management by the Company of its inventory.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.6 million, or 19.4%, from $23.7 million to $28.3 million. This increase was principally due to an increase in the provision for doubtful accounts receivable of $4 million, up from $2 million for the second quarter last year, with the increase resulting primarily from the write-off of an account receivable in Latin America. The increase in selling, general and administrative expenses was also attributable to an increase in costs incurred in connection with the Company's growth in revenues. Overall selling, general and administrative expenses as a percentage of revenues decreased to 5.0% from 5.3%.

     Restructuring Charge. The Company's results of operations for the second quarter of 1999 include a pre-tax restructuring charge of $2.9 million associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of the management in the Asia-Pacific Region. The Company expects to incur approximately $0.3 million of additional expense related to this reorganization in the third quarter of 1999.

     Gain on Sale of Assets. The Company recorded a pre-tax gain of $6.0 million associated with the sale of its prepaid operation in Venezuela and the sale of the Company's retail stores in the Kansas City area.

     Interest Expense. Interest expense increased to $5.4 million from $2.6 million primarily as a result of an increase in debt related to the Company's operations in Brazil as well as an increase in borrowings under the Multicurrency Revolving Credit Facility.

     Other, Net. Other, net decreased $1.5 million, from income of $0.8 million in the second quarter of 1998 to expense of $0.7 million in 1999. This decrease was primarily due to foreign currency translation losses due to the devaluation of foreign currencies in the Company's European Region.

     Income Taxes. Income tax expense increased to $4.0 million from $2.9 million and the Company's effective tax rate increased to 22.0% from 15.0%. The higher effective tax rate was attributable to an increase in the percentage of the Company's total income before income taxes from Latin America where the statutory tax rates are generally comparable to the statutory rates in the United States and Europe and higher than the statutory rates in Asia. In addition, the utilization of net operating loss carryforwards to offset 1998 income in certain jurisdictions contributed to the lower effective tax rate for 1998.

SIX MONTHS ENDED MAY 31, 1999 COMPARED TO SIX MONTHS ENDED MAY 31, 1998

     Revenues. The Company's revenues increased $233.3 million, or 27.4%, from $852.4 million to $1,085.7 million.

     North American Region revenues were $202.9 million, a decrease of $18.8 million, or 8.5%, when compared to $221.7 million. The decrease was primarily a result of lower product sales to PBMS in the second quarter of 1999 as compared to the second quarter of 1998 when PBMS conducted certain carrier promotions. The decrease was also due to continued decreases in activation and residual income. The overall decrease in revenues was partially offset by an increase in wholesale product sales.

     Revenues in the Asia-Pacific Region increased $148.8 million, or 83.4%, from $178.5 million to $327.3 million. The Company's operations in the PRC provided $222.7 million in revenue, an increase of $77.8 million, or 53.7%, from $144.9 million. This increase continues to be driven by the strong demand in the PRC and the impact of its tighter customs controls on imported products, which began in the third quarter of 1998. The Company's operations in Taiwan provided $79.8 million of revenue, an increase of $65.2 million, or 446.6%, from $14.6 million. Demand in Taiwan increased due to the entry of several new wireless carriers into the market as well as the availability of new high-end digital handsets.

     The Latin American Region provided $357.1 million of revenues, compared to $358.5 million, or a 0.4% decrease. Revenues in Brazil, Venezuela, Peru and Mexico increased $125.8 million, $24.0 million, $8.9 million and $8.0 million, respectively. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunication industry and the entry of additional carriers into the wireless market during the latter half of 1998. The increase in Venezuela was a result of the prepaid wireless business, which the Company sold in March 1999. In connection with this sale, the Company was awarded an exclusive two-year contract to supply services for prepaid phone kits. The Company began its operations in Peru through the acquisition of a prepaid wireless business in the second quarter of 1998. The increase in Mexico was largely due to carrier promotions coupled with the introduction of the calling-party-pays billing process. Revenues in the remainder of the region decreased $168.1 million, primarily in Miami. The decrease in Miami was due to increased product availability from in-country suppliers thereby reducing export sales from Miami. Activation and residual income generated by the Company's operations in the Latin American Region increased from $16.7 million to $24.9 million. Most of the increase was due to activation income from the Company's prepaid wireless businesses in Venezuela and Peru.

     The Company's European Region recorded revenues of $198.3 million, an increase of $104.6 million, or 111.6%, from $93.7 million. This increase reflected continued growth from the Company's U.K. operation, arising primarily from sales in international markets, as well as increased revenues from the operation in Sweden, which was acquired in the first quarter of 1998.

     Gross Profit. Gross profit increased $6.4 million, or 7.4%, from $86.3 million to $92.7 million, while gross profit as a percentage of revenues decreased from 10.1% to 8.5%. The increase in gross profit was principally due to increases in both the European and Asia-Pacific Regions. The increase in the European Region was due to the continued growth of the U.K. operation and the increased revenues from the Company's operation in Sweden. The overall increase in the Asia-Pacific Region was primarily due to the increase in Taiwan offset partially by a decrease in the PRC. The decrease in gross profit as a percentage of revenues was due primarily to a $12 million provision for inventory obsolescence recorded in the second quarter of 1999 as a result of decreases in market prices of certain handsets, primarily in Asia, and aggressive management by the Company of its inventory. The decrease in gross profit as a percentage of revenues can also be attributable to an increase in revenues from the European Region, which has lower margins than the Company's other regions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.4 million, or 15.9%, from $46.5 million to $53.9 million. This increase was primarily due to an increase in the provision for doubtful accounts receivable of $6.5 million, up from $4.1 million for the same period last year, with the increase resulting primarily from write-offs in the Latin American Region and an increase in costs in connection with the Company's growth in revenues. Overall selling, general and administrative expenses as a percentage of revenues decreased to 5.0% from 5.4%.

     Restructuring Charge. The Company's results of operations include a pre-tax restructuring charge of $2.9 million associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region. The Company expects to incur approximately $0.3 million of additional expense related to this reorganization in the third quarter of 1999.

     Equity in Income of Affiliated Companies. Equity in income of affiliated companies increased $5.7 million to $6.1 million. In February 1999, the Company sold part is its equity investment in Topp to a wholly-owned subsidiary of TelMex. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp, and recorded a pre-tax gain of $5.8 million.

     Gain on Sale of Assets. The Company recorded a pre-tax gain of $8.2 million associated with the sale of its prepaid operation in Venezuela and the sale of the Company's retail stores in the Dallas-Fort Worth and Kansas City areas.

     Interest Expense. Interest expense increased to $10.1 million from $5.1 million primarily as a result of an increase in debt related to the Company's operations in Brazil as well as an increase in borrowings under the Multicurrency Revolving Credit Facility.

     Other, Net. Other, net decreased $3.5 million, from income of $1.2 million to expense of $2.3 million. This decrease was primarily due to a $2.6 million foreign currency transaction loss realized from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility, and a $1.0 million foreign currency loss due to the devaluation of foreign currencies in the Company's European Region.

     Income Taxes. Income tax expense increased $2.9 million and the Company's effective tax rate increased to 22.0% from 15.0%. The higher effective tax rate was attributable to an increase in the percentage of the Company's total income before income taxes from Latin America and Europe where the statutory tax rates are generally comparable to the statutory rate in the United States and higher than the statutory rates in Asia. In addition, the utilization of net operating loss carryforwards to offset 1998 income in certain jurisdictions contributed to the lower effective tax rate for 1998.

INTERNATIONAL OPERATIONS

     The Company's international operations are subject to political and economic risks, including but not limited to political instability, currency devaluations and controls, increased credit risks and changing tax and trade regulations. The Company experienced net foreign currency translation losses of $1.7 million during the second quarter of 1999, primarily due to the devaluation of foreign currencies in the Company's European operations, which are included in other income (expense) in the consolidated statements of operations.

     During the second half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of increased in-country product availability in Latin America, primarily Brazil. The Company expects to focus its efforts on servicing large, financially sound carrier partners from the Company's Latin American subsidiaries.

     The Company's Brazilian operations are conducted through a majority-owned joint venture. A primary supplier of handsets to the joint venture is a Brazilian importer who purchases product from Miami. Sales to the importer are excluded from the Company's consolidated revenues, and the related gross profit is deferred until the handsets are sold by the Brazilian joint venture to customers. In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. From November 1998 through March 1999, the Company utilized Brazilian real NDF contracts to manage currency exposure risk related to credit sales made to the Brazilian importer. Payment for these sales was remitted by the importer using the Brazilian real rate of exchange against the U.S. dollar on the day the Company recorded the sale to the Brazilian importer. Foreign currency rate fluctuations caused bad debt expense of $26.4 million related to the payments remitted by E.A. This expense was recorded in selling, general and administrative expenses for the six months ended May 31, 1999, but this expense was completely offset by gains realized on NDF contract settlements, which gains also were recorded in selling, general and administrative expenses.

     At July 9, 1999, the Company has no Brazilian real NDF contracts outstanding. Currently, under agreements made since January 1999, the Brazilian joint venture is paid by major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to foreign currency losses from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. At July 9, 1999, the Company had $22.3 million in accounts receivable due from the importer and the Company's Brazilian joint venture has accounts payable of $14.0 million to the importer.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended May 31, 1999, the Company relied primarily on cash available at November 30, 1998, cash generated from operations and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. On April 8, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. At July 9, 1999, the Company had available $28.1 million of borrowing capacity under the Facility.

     Compared to November 30, 1998, accounts receivable and inventories decreased $70.6 million and $88.7 million, respectively. The Company's continuing focus to aggressively manage its balance sheet resulted in a reduction in days sales outstanding from 45 to 42 days and an increase in inventory turns from 8.6 to 9.5 per year.

     As of May 31, 1999 and June 30, 1999, the Company's Brazilian operations had borrowed $14.9 million and $12.7 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks. In conjunction therewith, the Company has $8.75 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks.

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

MANAGEMENT CHANGES

     In April 1999, the Company announced changes to its senior management team. Both the president and chief operating officer, Richard M. Gozia, and senior vice president and chief financial officer, Evelyn Henry Miller, resigned to pursue other interests. Mr. Gozia, president and acting chief financial officer, intends to remain with the Company during the transition process.

     The Company retained the services of Spencer Stuart to assist in the search of candidates for both the chief operating officer and chief financial officer positions.

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

     Phase I. Create awareness of and identify Year 2000 issues (June 1997 - July 1997)

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

     The Company has made substantial progress in assessing Year 2000 issues that affect third parties with which it has material relationships. It has substantially completed the process of contacting manufacturers of products the Company sells and reviewing each response. The responses and continuing informal contact with the primary manufacturers and suppliers of products indicates that the suppliers believe they are addressing and resolving their Year 2000 issues and expect minimal operational impacts. The Company has reviewed all electronic exchanges of data between customers and suppliers for Year 2000 compliancy. The Company substantially completed all remediation effort related to exchange of data and is currently testing the processes. Even though the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company plans to continue to review and assess the progress of its major customers in each region as to risk and exposure related to Year 2000 issues. The Company also recognizes that demand for its products is affected by the ability of carriers and network operators to continue operation without significant interruption. These risks are being considered by the Company in developing pertinent business interruption and contingency plans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

     The Company's international operations are subject to foreign currency risk. Foreign currency translation adjustments for subsidiaries domiciled in non-highly inflationary countries are recorded to consolidated stockholders' equity under accumulated other comprehensive income. In highly inflationary countries, the Company records remeasurement gains and losses to the consolidated statements of operations.

     For the quarter ended May 31, 1999, the Company recorded a foreign currency translation loss of $1.7 million primarily due to the devaluation of foreign currencies in the Company's European operations during the quarter.

     The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency hedging instruments in certain instances.

     In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. Currently, under agreements made since January 1999, the Brazilian joint venture is paid by major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to foreign currency losses from the time the Brazilian joint venture remits payment in Brazilian reals to a Brazilian importer and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. At July 9, 1999, the Company had $22.3 million in accounts receivable due from the importer and the Company's Brazilian joint venture has accounts payable of $14.0 million to the importer. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - International Operations."

     On February 18, 1999, the Company's $5.7 million U.S. dollar denominated debt in Brazil was converted into a Brazilian real denominated credit facility by the Company's majority-owned Brazilian joint venture. Upon conversion, the joint venture realized a foreign currency transaction loss of $2.6 million due to the devaluation of the Brazilian real against the U.S. dollar. The Company's $12.7 million of debt at June 30, 1999 in Brazil is denominated in Brazilian reals.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not use derivative instruments for trading purposes and the Company has procedures in place to monitor and control derivative use. The Company's Brazilian real NDF contracts, which totaled $13.7 million at February 28, 1999, matured as of March 10, 1999. At May 31, 1999, the Company had realized a cumulative gain of $0.2 million with respect to the settlement of all the Brazilian NDF contracts since their inception in November 1998. At May 31, 1999 the Company had no derivative instruments outstanding. When the Company uses contracts of this nature, it monitors the credit rating of counterparties on a regular basis.

INTEREST RATE RISK

     The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the twelve months ended June 30, 1999, the interest rates of borrowings under the Facility ranged from 6.45% to 8.50%. The Company manages its borrowings under the Facility each business day to minimize interest expense.

     The borrowings of the Company's Brazilian operations are short-term in nature, typically less than six months. Through November 30, 1998, annual rates on borrowings by the Brazilian joint venture operations ranged from approximately 36% to 48%. As a result of the recent devaluation of the Brazilian real against the U.S. dollar, annual interest rates for the Company have increased to approximately 49% to 56% in Brazil at June 30, 1999. The Brazilian operations' borrowings, including accrued interest, at June 30, 1999 were $12.7 million. The Company continues to evaluate financing alternatives to reduce interest expense for its Brazilian operations.

     The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0%.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     During the period from May 1999 through June 1999, five purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia, and Mark Q. Huggins; (2) Mark Krug v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, Alan H. Goldfield, Richard
M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar Corporation, Alan
H. Goldfield, Richard M. Gozia and Mark Q. Huggins; and (5) Tony LaBella v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins. Each of the above lawsuits seeks certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998 to September 21, 1998. Each of these lawsuits allege that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and the Company's investment in Topp Telecom, Inc. ("Topp"), resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)(5) promulgated thereunder. The Company believes that it has complied with all reporting requirements with respect to its results of operations and investment in Topp and that it has meritorious defenses to these allegations and intends to vigorously defend these actions.

     The Company is also a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
         (4)

  4.6    Form of Rights Certificate. (4)

  4.7    Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

  10.1 Separation Agreement and Release Agreement between Richard M. Gozia and CellStar, Ltd., CellStar Corporation, and all affiliated entities, dated April 21, 1999. (8)

  27.1   Financial Data Schedule. (8)

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

                                     CELLSTAR CORPORATION


                                     By: /s/ Richard M. Gozia
                                         -------------------------------------
                                         Richard M. Gozia,
                                         President and Chief Financial Officer
                                         (On behalf of the Registrant and as
                                         Principal Financial Officer)



                                     Date:     July 15, 1999

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                             Description
-------  ------------------------------------------------------------------


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

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
         (4)

 4.6     Form of Rights Certificate. (4)

 4.7     Certificate of Correction of Certificate of Designation. (5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

 10.1 Separation Agreement and Release Agreement between Richard M. Gozia and CellStar, Ltd., CellStar Corporation, and all affiliated entities, dated April 21, 1999. (8)

 27.1    Financial Data Schedule. (8)


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