Form 10-Q
period 1999-08-31
CELLSTAR CORP
filed 1999-10-13
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to______________

                        Commission File Number 0-22972

                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                     75-2479727
-------------------------------                    ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

      1730 Briercroft Court                                75006
        Carrollton, Texas                                 -------
   --------------------------                            (Zip Code)
     (Address of principal
       executive offices)

                                (972) 466-5000
                            ----------------------
             (Registrant's telephone number, including area code)


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


     On October 7, 1999 there were 60,047,096 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q



                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
------   ---------------------                                           ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         August 31, 1999 and November 30, 1998                             3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and nine months ended August 31, 1999 and 1998              4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
         COMPREHENSIVE INCOME (unaudited)
         Nine months ended August 31, 1999                                 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Nine months ended August 31, 1999 and 1998                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)            7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                22


PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                24

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 24

                          PART I- FINANCIAL INFORMATION


Item 1. Financial Statements


                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
            (Dollars in thousands, except share and per share data)

                                                                                            August 31,              November 30,
                                                                                               1999                     1998
                                                                                          -----------               -----------
Assets
Current assets:
      Cash and cash equivalents                                                           $    83,693                    47,983
      Accounts receivable (less allowance for doubtful
           accounts of $32,545 and $33,361, respectively)                                     284,821                   349,760
      Inventories                                                                             155,325                   274,438
      Deferred income tax assets                                                               18,867                    18,670
      Prepaid expenses                                                                         23,551                    16,806
                                                                                          -----------               -----------
           Total current assets                                                               566,257                   707,657
Property and equipment, net                                                                    27,665                    27,858
Goodwill (less accumulated amortization of $5,499
      and $4,032, respectively)                                                                33,807                    32,910
Other assets                                                                                    7,695                     7,100
                                                                                          -----------               -----------
                                                                                          $   635,424                   775,525
                                                                                          ===========               ===========
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                                    $   154,094                   311,326
      Notes payable to financial institutions                                                  69,441                    85,023
      Accrued expenses                                                                         26,728                    39,395
      Income taxes payable                                                                      6,014                     8,601
      Deferred income tax liabilities                                                           2,950                     3,389
                                                                                          -----------               -----------
           Total current liabilities                                                          259,227                   447,734
Long-term debt                                                                                150,000                   150,000
                                                                                          -----------               -----------
           Total liabilities                                                                  409,227                   597,734

Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
           authorized; none issued                                                                  -                         -
      Common stock,  $.01 par value, 200,000,000 shares
           authorized; 60,047,096 and 58,963,218 shares
           issued and outstanding, respectively                                                   600                       590
      Additional paid-in capital                                                               80,697                    76,962
      Common stock warrant                                                                          -                         4
      Accumulated other comprehensive income - foreign currency
           translation adjustments                                                             (8,074)                   (8,181)
      Retained earnings                                                                       152,974                   108,416
                                                                                          -----------               -----------
           Total stockholders' equity                                                         226,197                   177,791
                                                                                          -----------               -----------
                                                                                          $   635,424                   775,525
                                                                                          ===========               ===========

See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                     (In thousands, except per share data)

                                                     Three months                      Nine months
                                                   ended August 31,                  ended August 31,
                                               ------------------------          ------------------------
                                                 1999           1998               1999           1998
                                               ---------      ---------          ---------      ---------
Revenues                                   $      560,222       501,750          1,645,895      1,354,155

Cost of sales                                     512,516       460,725          1,505,492      1,226,818
                                                ---------     ---------          ---------      ---------
    Gross profit                                   47,706        41,025            140,403        127,337

Selling, general and
    administrative expenses                        24,731        27,530             78,653         73,985
Restructuring charge                                  113           -                2,981            -
                                                ---------     ---------          ---------      ---------


    Operating income                               22,862        13,495             58,769         53,352

Other income (expense):
    Equity in income (loss) of
       affiliated companies                          (200)       (8,792)             5,923         (8,431)
    Gain on sale of assets                              -             -              8,247              -
    Interest expense                               (4,381)       (3,553)           (14,458)        (8,690)
    Other, net                                        947          (917)            (1,356)           293
                                                ---------     ---------          ---------      ---------
       Total other income (expense)                (3,634)      (13,262)            (1,644)       (16,828)
                                                ---------     ---------          ---------      ---------
    Income before income taxes                     19,228           233             57,125         36,524

Provision (benefit) for income taxes                4,230        (2,157)            12,567          3,287
                                                ---------     ---------          ---------      ---------

    Net income                             $       14,998         2,390             44,558         33,237
                                                =========     =========          =========      =========

Net income per share:
    Basic                                  $         0.25          0.04               0.75           0.56
                                                =========     =========          =========      =========

    Diluted                                $         0.25          0.04               0.73           0.55
                                                =========     =========          =========      =========

    See accompanying notes to unaudited consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
                       Nine months ended August 31, 1999
                                  (Unaudited)
                                (In thousands)



                                                                                                Accumulated
                                              Common Stock         Additional     Common           other
                                             ----------------       paid-in       stock        comprehensive    Retained
                                             Shares    Amount       capital       warrant         income        earnings     Total
                                             ------    ------      ----------     -------      -------------    --------    -------
Balance at November 30, 1998                 58,963      $590          76,962           4           (8,181)      108,416    177,791
     Comprehensive income:
          Net income                              -         -               -           -                -        44,558     44,558
          Foreign currency translation
             adjustment                           -         -               -           -              107             -        107
                                                                                                                            -------
                  Total comprehensive
                    income                                                                                                   44,665
     Common stock issued under
        stock option plans                      523         4           3,737           -                -             -      3,741
     Exercise of common stock warrant           561         6              (2)         (4)               -             -          -
                                             ------    ------      ----------     -------      -------------    --------    -------
Balance at August 31, 1999                   60,047       600          80,697           -           (8,074)      152,974    226,197
                                             ======    ======      ==========     =======      =============    ========    =======

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Nine months ended August 31, 1999 and 1998
                                  (Unaudited)
                                (In thousands)

                                                                                        1999                1998
                                                                                     -----------         -----------
Cash flows from operating activities:
      Net income                                                                $         44,558              33,237
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
              Depreciation and amortization                                                8,335               5,972
              Equity in (income) loss of affiliated companies, net                        (5,923)              8,431
              Gain on sale of assets                                                      (8,247)                  -
              Deferred income taxes                                                         (636)             (1,597)
              Changes in operating assets and liabilities
                   net of effects from acquisitions of businesses:
                       Accounts receivable                                                69,045             (96,373)
                       Inventories                                                       118,368             (82,351)
                       Prepaid expenses                                                   (6,723)             (9,016)
                       Other assets                                                       (1,437)                (89)
                       Accounts payable                                                 (158,254)             48,503
                       Accrued expenses                                                  (14,206)             13,787
                       Income taxes payable                                               (1,750)             (3,333)
                                                                                     -----------         -----------
                              Net cash provided by (used in) operating activities         43,130             (82,829)
                                                                                     -----------         -----------

Cash flows from investing activities:
      Proceeds from sale of assets                                                        13,861                   -
      Purchases of property and equipment                                                 (6,302)             (6,606)
      Acquisitions of businesses, net of cash acquired                                    (2,301)            (13,621)
      Acquisitions of minority interests                                                       -                (600)
                                                                                     -----------         -----------
                              Net cash provided by (used in) investing activities          5,258             (20,827)
                                                                                     -----------         -----------

Cash flows from financing activities:
      Net borrowings (payments) on notes payable to financial institutions               (15,582)             66,362
      Net proceeds from issuance of common stock                                           2,904               3,302
                                                                                     -----------         -----------
                              Net cash provided by (used in) financing activities        (12,678)             69,664
                                                                                     -----------         -----------

Net increase (decrease) in cash and cash equivalents                                      35,710             (33,992)
Cash and cash equivalents at beginning of period                                          47,983              74,646
                                                                                     -----------         -----------
Cash and cash equivalents at end of period                                      $         83,693              40,654
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

(2)  Investment in Topp Telecom, Inc.

     In February 1999, the Company sold part of its equity investment in Topp Telecom, Inc. ("Topp") to a wholly-owned subsidiary of Telefonos de Mexico S.A. de C.V. ("TelMex"). At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp and recorded a pre-tax gain of $5.8 million. The gain is recorded in equity in income of affiliated companies in the consolidated statements of operations for the nine months ended August 31, 1999.

     In September 1999, the Company sold its remaining debt and equity investment in Topp for $26.5 million in cash to a wholly owned subsidiary of TelMex. The Company will recognize an after-tax gain of approximately $16 million in the fourth quarter ending November 30, 1999. The Company expects to continue serving as Topp's primary distributor of prepaid wireless products.

(3)  Net Income Per Share

     Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to a warrant, stock options and convertible notes.

     A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended August 31, 1999 and 1998 follows (in thousands, except per share data):


                                                       Three months ended               Nine months ended
                                                           August 31                        August 31
                                                     --------------------              -------------------
                                                        1999       1998                  1999       1998
                                                     --------    --------              --------   --------
Basic:
Net income                                          $  14,998       2,390             $  44,558     33,237
                                                     ========    ========              ========   ========
Weighted average number of shares outstanding          59,848      58,960                59,659     58,833
                                                     ========    ========              ========   ========
   Net income per share                             $    0.25        0.04             $    0.75       0.56
                                                     ========    ========              ========   ========

Diluted:
Net income                                          $  14,998       2,390             $  44,558     33,237
Interest on convertible notes, net of tax effect        1,125           -                 3,375      3,375
                                                     --------    --------              --------   --------
   Adjusted net income                              $  16,123       2,390                47,933     36,612
                                                     ========    ========              ========   ========

Weighted average number of shares outstanding          59,848      58,960                59,659     58,833
Effect of dilutive securities:
   Stock options and warrant                              183       1,983                   465      2,130
   Convertible notes                                    5,422           -                 5,422      5,422
                                                     --------    --------              --------   --------
Weighted average number of shares outstanding
 and effect of dilutive securities                     65,453      60,943                65,546     66,385
                                                     ========    ========              ========   ========
   Net income per share                             $    0.25        0.04             $    0.73       0.55
                                                     ========    ========              ========   ========


(4)  Segment and Related Information

     Effective November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment information for the three and nine months ended August 31, 1998 has been restated to conform to the new presentation.

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

 Segment information for the three and nine months ended August 31, 1999 and 1998 follows (in thousands):

                                              Asia-          Latin           North
                                             Pacific        America         America          Europe       Corporate        Total
                                          -------------  -------------  --------------   -------------  -------------  -------------
Three months ended August 31, 1999:
     Revenues from external customers   $     204,089        154,577          93,544         108,012              -        560,222
     Income (loss) before
               interest and taxes              13,039          4,984           5,732           2,461         (3,662)        22,554
     Net income (loss)                         11,186          3,076           3,832           1,261         (4,357)        14,998

Three months ended August 31, 1998:
     Revenues from external customers  $      152,314        157,240         116,166          76,030               -       501,750
     Income (loss) before
               interest and taxes               8,926          4,352          (6,334)          1,001         (4,858)         3,087
     Net income (loss)                          7,507          1,339          (3,781)            572         (3,247)         2,390


                                             Asia-          Latin           North
                                            Pacific        America         America         Europe       Corporate         Total
                                          ------------   ------------    ------------   -------------  -------------  -------------
Nine months ended August 31, 1999:
     Revenues from external customers  $     531,372        511,706         296,487         306,330              -        1,645,895
     Income (loss) before
               interest and taxes             30,372         25,521          18,591           7,268        (13,027)          68,725
     Net income (loss)                        26,063         15,625          12,494           4,613        (14,237)          44,558

Nine months ended August 31, 1998:
     Revenues from external customers  $     330,829        515,752         337,840         169,734              -        1,354,155
     Income (loss) before
               interest and taxes             27,839         26,899          (3,138)          2,735        (11,336)          42,999
     Net income (loss)                        26,174         15,955          (1,695)          2,113         (9,310)          33,237


(5)  Foreign Currency Non-deliverable Forward Contracts

     During the second quarter of 1999, the remaining Brazilian real non-deliverable forward ("NDF") contracts, which were outstanding at February 28, 1999, were settled. These NDF contracts and other NDF contracts of similar nature were used to manage the Company's foreign currency exposure to the Brazilian real with respect to certain credit sales made to E.A. Electronicos e Componentes Ltda. ("E.A."), a Brazilian importer. Foreign currency rate fluctuations caused bad debt expense of $26.4 million related to the payments remitted by E.A. This expense was recorded in selling, general and administrative expenses for the nine months ended August 31, 1999, but this expense was completely offset by gains realized on NDF contract settlements, which gains also were recorded in selling, general and administrative expenses.

(6)  Restructuring Charge

     As part of the Company's strategy to streamline its organizational structure, beginning in the second quarter of 1999 the Company reorganized and consolidated the management of the Company's Latin American and North American Regions and centralized the management in the Company's Asia-Pacific Region. As a result, the consolidated statements of operations for the nine months ended August 31, 1999 include a charge of $3.0 million related to the reorganization. Of the total costs, $0.4 million consisted of non-cash outlays and the remaining $2.6 million consisted of cash outlays, of which $2.5 million had been paid through August 31, 1999. The components of the restructuring charge were as follows (in thousands):

     Employee termination costs                  $2,373
     Write-down of assets                           406
     Other                                          202
                                                --------
                                                 $2,981
                                                ========

     The Company expects to incur an additional $0.5 million related to this reorganization in the fourth quarter of 1999.

(7)  Accounting Pronouncement Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was amended by Statement 137 issued in July 1999. Statement 137 delayed the effective date of Statement 133. Statement 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 will have a material effect on the Company's consolidated financial position and results of operations.

(8)  Contingency

     For a description of pending legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.

(9)  Subsequent Event

     In September 1999, the Company sold its remaining debt and equity investment in Topp for $26.5 million in cash to a wholly owned subsidiary of TelMex. The Company will recognize an after-tax gain of approximately $16 million in the fourth quarter ending November 30, 1999. The Company expects to continue serving as Topp's primary distributor of prepaid wireless products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company reported net income of $15.0 million, or $0.25 per diluted share, for the third quarter of 1999 compared with net income of $2.4 million or $0.04 per diluted share, for the same quarter last year. The third quarter of 1998 was impacted by a pre-tax charge of $9.1 million on the Company's expanded debt and equity investment in Topp. Excluding the non-recurring charge, net income was $8.2 million, or $0.14 per diluted share.

         The Company derives substantially all revenues from net product sales, which includes sales of handsets and other wireless communications products. Value added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid by a wireless carrier when a customer initially subscribes for wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 1999 and 1998:

                                                          Three months                  Nine months
                                                         ended August 31              ended August 31
                                                        ----------------             ----------------
                                                         1999      1998               1999      1998
                                                        ------    ------             ------    ------
Revenues                                                 100.0%    100.0%             100.0%    100.0%
Cost of sales                                             91.5      91.8               91.5      90.6
                                                        ------    ------             ------    ------
      Gross profit                                         8.5       8.2                8.5       9.4
Selling, general and administrative expenses               4.4       5.5                4.8       5.5
Restructuring charge                                         -         -                0.1         -
                                                        ------    ------             ------    ------
      Operating income                                     4.1       2.7                3.6       3.9
Other income (expense):
      Equity in income (loss) of
           affiliated companies                              -      (1.8)               0.4      (0.6)
      Gain on sale of assets                                 -         -                0.5         -
      Interest expense                                    (0.8)     (0.7)              (0.9)     (0.6)
      Other, net                                           0.2      (0.1)              (0.1)        -
                                                        ------    ------             ------    ------
           Total other income (expense)                   (0.6)     (2.6)              (0.1)     (1.2)
                                                        ------    ------             ------    ------
      Income before income taxes                           3.5       0.1                3.5       2.7
Provision (benefit) for income taxes                       0.8      (0.4)               0.8       0.2
                                                        ------    ------             ------    ------
      Net income                                           2.7%      0.5%               2.7%      2.5%
                                                        ======    ======             ======    ======

Three Months Ended August 31, 1999 Compared to Three Months Ended August 31,
1998

  Revenues. The Company's revenues increased $58.4 million, or 11.6%, from $501.8 million to $560.2 million.

  Revenues in the Asia-Pacific Region increased $51.8 million, or 34.0%, from $152.3 million to $204.1 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $138.8 million in revenue, an increase of $13.6 million, or 10.9%, from $125.2 million. This increase was due to continued strong demand in the PRC, coupled with a broadened source of product manufactured in-country and the impact of the PRC's tighter customs controls on imported products beginning in August 1998. The Company's operations in Taiwan provided $51.1 million of revenue, an increase of $34.5 million, from $16.6 million. Demand continued to increase in Taiwan due to the availability of new high-end digital handsets.

  The Latin American Region provided $154.6 million of revenues, compared to $157.2 million, or a 1.7% decrease. Revenues for Mexico, Brazil, Chile, Venezuela and Colombia increased $24.6 million, $11.0 million, $4.4 million, $4.3 million and $3.5 million, respectively. Mexico revenues benefited from carrier promotions as well as the introduction of the calling-party-pays billing process. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunication industry and the entry of additional carriers into the wireless market during the latter half of 1998. The increase in Chile and Venezuela was due to increased handset sales to carriers. In connection with the sale of the prepaid wireless business in Venezuela in March 1999, the Company was awarded an exclusive two-year contract to supply services for prepaid phone kits. Revenue in Colombia increased as a result of new contracts with two of the country's primary carriers. Revenues in the remainder of the region decreased $50.4 million, primarily in Miami. The decrease in Miami was due to the increased product availability from in-country suppliers, thereby reducing export sales from Miami.

     North American Region revenues were $93.5 million, a decrease of $22.7 million, or 19.5%, when compared to $116.2 million. The decrease was almost entirely a result of lower product sales to Pacific Bell Mobile Services ("PBMS") in the third quarter of 1999 as compared to the third quarter of 1998 due to PBMS increasingly coordinating its handset distribution directly with
manufacturers.   The decrease was also due to continued decreases in the retail business due to the sale of almost all of the Company's retail stores in early 1999. The overall decrease in revenues was partially offset by an increase in the wholesale business which increased 28% relative to last year.

  The Company's European Region recorded revenues of $108.0 million, an increase of $32.0 million, or 42.1%, from $76.0 million. This increase reflected continued growth from the Company's U.K. operation, arising primarily from sales in international markets, as well as increased revenues from the operation in Sweden.

     Gross Profit. Gross profit increased $6.7 million, or 16.3%, from $41.0 million to $47.7 million, while gross profit as a percentage of revenues increased from 8.2% to 8.5%. The increase in gross profit was principally due to increases in both the Asia-Pacific and European Regions. The increase in the Asia-Pacific Region was due to the increased demand in Taiwan as a result of the availability of new high-end digital handsets and the continued strong demand in the PRC. The increase in the European Region was due to the continued growth of the Company's operations in the U.K. and Sweden. The increase in gross profit as a percentage of revenues was due primarily to an increase in the North American Region as the North American operations continue to focus on cost control and providing distribution and value-added services to carriers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.8 million, or 10.2%, from $27.5 million to $24.7 million as the Company began to see the effects of the second quarter consolidation of its North and Latin American Regions operations. Overall selling, general and administrative expenses as a percentage of revenues decreased to 4.4% from 5.5%.

     Equity in Income (Loss) of Affiliated Companies. Equity in the loss of affiliated companies decreased $8.6 million, from a loss of $8.8 million in 1998 to a loss of $0.2 million in 1999, primarily as a result of the Company's recognition of $9.1 million of losses on its debt and equity investment in Topp in 1998.

     Interest Expense. Interest expense increased to $4.4 million from $3.6 million primarily as a result of an increase in debt related to the Company's operations in Brazil as well as an increase in borrowings under the Company's Multicurrency Revolving Credit Facility.

     Income Taxes. Income tax expense increased $6.4 million primarily as a result of a $19.0 million increase in income before income taxes, and the Company's effective tax rate increased to 22.0%. The higher effective tax rate was attributable to an increase in the percentage of the Company's total income before income taxes from Latin America and Europe where the statutory tax rates are generally comparable to the statutory rates in the United States and higher than the statutory rates in Asia. In addition, the utilization of net operating loss carryforwards to offset 1998 income in certain jurisdictions contributed to the lower effective tax rate for 1998.

Nine Months Ended August 31, 1999 Compared to Nine Months Ended August 31, 1998

     Revenues. The Company's revenues increased $291.7 million, or 21.5%, from $1,354.2 million to $1,645.9 million.

     Revenues in the Asia-Pacific Region increased $200.6 million, or 60.6%, from $330.8 million to $531.4 million. The Company's operations in the PRC provided $361.6 million in revenue, an increase of $91.5 million, or 33.9%, from $270.1 million. This increase continued to be driven by the strong demand in the PRC, coupled with a broadened source of product manufactured in-country and the impact of the PRC's tighter customs controls on imported products, which began in the third quarter of 1998. The Company's operations in Taiwan provided $130.9 million of revenue, an increase of $99.8 million, or 320.9%, from $31.1 million. Demand in Taiwan increased due to the entry of several new wireless carriers into the market during 1998 as well as the introduction of new high-end digital handsets.

     The Latin American Region provided $511.7 million of revenues, compared to $515.8 million, or a $4.1 million decrease. Revenues in Brazil, Mexico, Venezuela, and Peru increased $136.8 million, $32.5 million, $28.4 million and $8.2 million, respectively. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunication industry and the entry of additional carriers into the wireless market during the latter half of 1998. The increase in Mexico was largely due to carrier promotions coupled with the introduction of the calling-party-pays billing process. The increase in Venezuela was a result of additional handset sales to carriers. The Company was also awarded an exclusive two-year contract to supply services for prepaid phone kits in connection with the sale of its prepaid wireless business in Venezuela in March 1999. The Company began its operation in Peru through the acquisition of a prepaid wireless business in the second quarter of 1998. Revenues in the remainder of the region decreased $210.0 million, primarily in Miami. The decrease in Miami was due to increased product availability from in-country suppliers, thereby reducing export sales from Miami.

     North American Region revenues were $296.5 million, a decrease of $41.3 million, or 12.2%, when compared to $337.8 million. The decrease was primarily a result of lower product sales to PBMS in 1999 as compared to 1998 as PBMS is increasingly coordinating its handset distribution directly with manufacturers. The decrease was also attributable to a continued decrease in the retail business due to the sale of almost all of the Company's retail stores in early 1999. The overall decrease in revenues was partially offset by an increase in the U.S. wholesale business.

     The Company's European Region recorded revenues of $306.3 million, an increase of $136.6 million, or 80.5%, from $169.7 million. This increase reflected continued growth from the Company's U.K. operation, arising primarily from sales in international markets, as well as increased revenues from the operation in Sweden, which was acquired in the first quarter of 1998.

     Gross Profit. Gross profit increased $13.1 million, or 10.3%, from $127.3 million to $140.4 million, while gross profit as a percentage of revenues
decreased from 9.4% to 8.5%.   The increase in gross profit was principally due
to increases in both the European and Asia-Pacific Regions. The increase in the European Region was due to the continued growth of the U.K. operation and the increased revenues from the Company's operation in Sweden. The overall increase in the Asia-Pacific Region was primarily due to the increase in Taiwan, which was offset partially by a decrease in the PRC. The decrease in gross profit as a percentage of revenues was due primarily to a $12 million provision for inventory obsolescence recorded in the second quarter of 1999, as the Company aggressively managed its inventory, and was also due to decreases in market prices of certain handsets at the end of the second quarter, primarily in Asia. The decrease in gross profit as a percentage of revenues can also be attributed to an increase in revenues from the European Region, which has lower margins than the Company's other regions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 6.4% from $74.0 million to $78.7 million. This increase was primarily due to a provision for doubtful accounts receivable of $7.3 million, up from $4.6 million for the same period last year. This increase was due primarily to the Latin American Region and an increase in the costs associated with the Company's growth in revenues. Overall selling, general and administrative expenses as a percentage of revenues decreased to 4.8% from 5.5%.

     Restructuring Charge. The Company's results of operations include a pre-tax restructuring charge of $3.0 million associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region. The Company expects to incur an additional $0.5 million related to this reorganization in the fourth quarter of 1999.

     Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies increased $14.3 million to income of $5.9 million, as compared to a loss of $8.4 million in 1998. In the third quarter of 1998, the Company recognized $9.1 million in losses in connection with its expanded debt and equity investment in Topp. In February 1999, the Company sold part of its equity investment in Topp to a wholly owned subsidiary of TelMex. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp, and recorded a pre-tax gain of $5.8 million.

     Gain on Sale of Assets. The Company recorded a pre-tax gain of $8.2 million in 1999 associated with the sale of its prepaid operations in Venezuela and its retail stores in the Dallas-Fort Worth and Kansas City areas.

     Interest Expense. Interest expense increased to $14.5 million from $8.7 million, primarily as a result of an increase in debt related to the Company's operations in Brazil, as well as an increase in borrowings under the Company's Multicurrency Revolving Credit Facility.

     Other, Net. Other, net decreased $1.7 million, from income of $0.3 million to expense of $1.4 million. This decrease was primarily due to a $2.6 million foreign currency transaction loss realized from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility.

     Income Taxes. Income tax expense increased $9.3 million primarily as a result of a $20.6 million increase in income before income taxes and an increase in the Company's effective tax rate to 22.0% from 9.0%. The higher effective tax rate was attributable to higher income before income taxes, primarily in the Latin American and European Regions, where the statutory tax rates are generally comparable to the statutory rate in the United States, and higher than the statutory rates in the Company's other regions. The utilization of net operating loss carryforwards to offset 1998 income in certain jurisdictions contributed to the lower effective tax rate for 1998.

International Operations

     The Company's international operations are subject to political and economic risks, including but not limited to political instability, currency devaluations and controls, increased credit risks and changing tax and trade regulations. The Company experienced no material net foreign currency translation gains or losses during the third quarter of 1999.

     During the second half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of increased in-country product availability in South America, primarily Brazil. The Company expects to focus its efforts on servicing large, financially sound carrier partners from the Company's Latin American subsidiaries.

     Based upon changes in the market in Poland, the Company is currently re-evaluating the future operating prospects of the Company's Poland subsidiary. The Company has net goodwill of $4.6 million relating to the Poland subsidiary. The Company is currently assessing the net realizable value of goodwill by determining the estimated future cash flows. In the event that the goodwill is found to be carried at an amount which is in excess of estimated future operating cash flows, then the goodwill will be adjusted for impairment to an amount commensurate with the underlying cash flow analysis.

Liquidity and Capital Resources

     During the nine months ended August 31, 1999, the Company relied primarily on cash available at November 30, 1998, cash generated from operations and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. On April 8, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. On August 2, 1999, the Company restructured its Facility to add additional flexibility for foreign working capital funding and capitalization. Also under this restructuring, the Company received expanded borrowing capability on its domestic assets.

     In September 1999, the Company sold the balance of its remaining debt and equity investment in Topp to a wholly owned subsidiary of TelMex. As a result of this transaction, the Company received cash in the amount of $26.5 million. This cash, along with cash generated from operations, allowed the Company to eliminate its borrowings on its Facility as of October 7, 1999. The Company had available $53.3 million of borrowing capacity under the Facility and cash of $55.3 million at October 7, 1999.

     Compared to November 30, 1998, accounts receivable, inventories and accounts payable at August 31, 1999 decreased $64.9 million, $119.1 million and $157.2 million, respectively. These decreases are primarily a result of the Company's continuing focus to aggressively manage its balance sheet and cash cycle.

     As of August 31, 1999 and September 30, 1999, the Company's Brazilian operations had borrowed $11.0 million and $11.3 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks. In conjunction therewith, the Company has $9.2 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks.

     The Company anticipates that it will have sufficient cash available to meet its capital and operating requirements. Capital is expected to be provided by available cash on hand, cash generated from operations, amounts available from the Facility and various other funded debt sources. The Company believes that it will have the ability to expand its borrowing sources to accommodate expected capital needs in the future.

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

     The phases and timetable for the Company's plans are as follows:

     Phase I. Create awareness of and identify Year 2000 issues (June 1997 - July 1997)

     Phase II.  Assess and renovate existing systems (July 1997 - July 1999)

     Phase III. Validate and test systems (July 1998 - July 1999)

     Phase IV.  Complete Year 2000 compliance (March 1999 - November 1999)

     The Company has substantially completed the planned tasks. The Company has extended Phase IV to allow for refinement of the contingency planning and the local validation of corporate testing results at the in-country locations. A project structure is defined, progress and issues are tracked, and management is provided updates. The Company does not believe it has material, potential liability to third parties if its systems are not Year 2000 compliant.

     The Company has made substantial progress in assessing Year 2000 issues that affect third parties with which it has material relationships. The Company has substantially completed the process of contacting manufacturers of products that the Company sells and has reviewed each response. The responses and continuing informal contact with the primary manufacturers and suppliers of products indicate that the suppliers believe they are addressing and resolving their Year 2000 issues and expect minimal operational impact. The Company has reviewed all electronic exchanges of data between customers and suppliers for Year 2000 compliance. The Company substantially completed all remediation efforts related to exchange of data. The Company has also completed testing and certification of its mission critical applications and systems. Individual country sites are in the process of confirming corporate results. Even though the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company has continued to review, contact, and assess the progress of its major customers in each region
as to risk and exposure related to Year 2000 issues.   The Company also
recognizes that demand for its products is affected by the ability of carriers and network operators to continue operation without significant interruption. These risks are being considered by the Company in developing pertinent business interruption and contingency plans. Although the Company has taken actions with regard to its systems and environment, there is no guarantee that the company will not be impacted by factors outside of its control such as utility and country specific infrastructure failures.

     The Company's costs of compliance with Year 2000 requirements are immaterial because it was in the process of upgrading or establishing systems to keep pace with its growth.

     The Company believes that it and its material suppliers will resolve their Year 2000 issues in a timely fashion. However, if the Company or its material suppliers do not become Year 2000 compliant, the Company could suffer a material adverse effect on its business, results of operations and financial condition. The Company believes that it is unlikely that any of these events will result, but there can be no such assurance. The Company has begun the development of a contingency plan to address potential, unplanned failures within the Company and external entities that could impact operations. The Company currently anticipates continuing development and refinement of the contingency plan throughout the remainder of the current fiscal year. The Company also will continue to monitor any new issues or concerns relative to Year 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk


        The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency hedging instruments in certain instances and utilizing natural hedges whenever possible. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its International Financial Services Center ("IFSC") in Dublin, Ireland. These transactional exposures are managed using various derivative alternatives depending on the length and size of the exposure. For the quarter ended August 31, 1999, the Company had no material net foreign currency translation gains or losses.

Derivative Financial Instruments

        The Company uses various derivative financial instruments as part of an overall strategy to manage the Company's exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. Today, the Company uses foreign currency forward contracts which are short term in nature (45 days to one year) to manage the foreign currency exchange rate risks associated with transactions in the regular course of the Company's international operations. The Company does not hold or issue derivative financial instruments for trading purposes.

        The risk of loss to the Company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

        The major currency exposures hedged by the Company are the Brazilian real, British pound, Taiwan dollar, Dutch guilder, Euro and Polish zloty. The contract amount of foreign currency forwards at August 31, 1999 and September 30, 1999 was $26.6 million and $7.5 million, respectively. The mark to market value of foreign currency forwards at August 31, 1999 at September 30, 1999 were not material.

Interest Rate Risk

        The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the twelve months ended September 30, 1999, the interest rates of borrowings under the Facility ranged from 6.45% to 8.50%. The Company manages its borrowings under the Facility each business day to minimize interest expense.

        The borrowings of the Company's Brazilian operations are short-term in nature, typically less than six months. Through November 30, 1998, annual rates on borrowings by the Brazilian joint venture operations ranged from approximately 36% to 48%. As a result of the devaluation of the Brazilian real against the U.S. dollar in January 1999, annual interest rates for the Brazilian borrowings increased in the first half of 1999 but have now declined to 21.5% to 29.9% at September 30, 1999. The Brazilian borrowings, including accrued interest, at September 30, 1999 were $11.3 million. The Company continues to evaluate financing alternatives to reduce interest expense for its Brazilian operations.

     The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0%.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia, and Mark Q. Huggins; (2) Mark Krug v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, Alan H. Goldfield, Richard
M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar Corporation, Alan
H. Goldfield, Richard M. Gozia and Mark Q. Huggins: (5) Tony LaBella v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (6) Thomas
F. Petrone v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark
Q. Huggins; and (7) Adele Brody v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins. Each of the above lawsuits seeks certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998 to September 21, 1998. Each of these lawsuits alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and the Company's investment in Topp, resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)(5) promulgated thereunder. The Court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. The lead plaintiffs have expressed their intention to file a consolidated complaint. The Company believes that it has complied with all reporting requirements with respect to its result of operations and investment in Topp and that it has meritorious defenses to these allegations and intends to vigorously defend the consolidated action.

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

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
        (4)

  4.6   Form of Rights Certificate. (4)

  4.7   Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

 10.1 Amended and Restated Credit Agreement, dated as of August 2, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Chase Securities, Inc. as lead arranger and book manager. (8)

 10.2 Stock Purchase Agreement, dated as of September 3, 1999, among CellStar Telecom, Inc., Inmobiliaria Azltan, S.A. de C.V., and Topp Telecom, Inc.
        (8)

 10.3 Letter Agreement between Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31, 1999. (8)

 10.4 Amendment to Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31, 1999. (8)


 10.5 Pledge Agreement, dated as of July 10, 1998, between CellStar Telecom, Inc. and Chase Bank of Texas, National Association. (8)

 10.6 Contribution and Indemnification Agreement, dated as of July 10, 1998, among CellStar Corporation and the affiliated entities signatory thereto. (8)

 10.7 Guaranty, dated as of July 10, 1998, provided by CellStar Telecom, Inc., Florida Properties, Inc., CellStar Global Satellite Service, Ltd. to Chase Bank of Texas, National Association and the other banks and lending institutions signatory to the Credit Agreement. (8)

 10.8 Pledge Agreement, dated as of July 10, 1998, between NAC Holdings, Inc. and Chase Bank of Texas, National Association. (8)

 10.9 Pledge Agreement, dated as of July 10, 1998, between CellStar Corporation and Chase Bank of Texas, National Association. (8)

 10.10 Pledge Agreement, dated as of July 10, 1998, between National Auto Center, Inc. and Chase Bank of Texas, National Association. (8)

 10.11 Guarantor Security Agreement, dated as of July 10, 1998, among CellStar Telecom, Inc., Florida Properties, Inc., CellStar Global Satellite Service, Ltd. and Chase Bank of Texas, National Association. (8)

 27.1  Financial Data Schedule. (8)

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



                                    Date:  October 13, 1999

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

4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
        (4)

4.6     Form of Rights Certificate. (4)

4.7     Certificate of Correction of Certificate of Designation. (5)

4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Amended and Restated Credit Agreement, dated as of August 2, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Chase Securities, Inc. as lead arranger and book manager. (8)

10.2 Stock Purchase Agreement, dated as of September 3, 1999, among CellStar Telecom, Inc., Inmobiliaria Azltan, S.A. de C.V., and Topp Telecom, Inc.
        (8)

10.3 Letter Agreement between Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31, 1999. (8)

10.4 Amendment to Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31, 1999. (8)


10.5 Pledge Agreement, dated as of July 10, 1998, between CellStar Telecom, Inc. and Chase Bank of Texas, National Association. (8)

10.6 Contribution and Indemnification Agreement, dated as of July 10, 1998, among CellStar Corporation and the affiliated entities signatory thereto. (8)

10.7 Guaranty, dated as of July 10, 1998, provided by CellStar Telecom, Inc., Florida Properties, Inc., CellStar Global Satellite Service, Ltd. to Chase Bank of Texas, National Association and the other banks and lending institutions signatory to the Credit Agreement. (8)

10.8 Pledge Agreement, dated as of July 10, 1998, between NAC Holdings, Inc. and Chase Bank of Texas, National Association. (8)

10.9 Pledge Agreement, dated as of July 10, 1998, between CellStar Corporation and Chase Bank of Texas, National Association. (8)

10.10 Pledge Agreement, dated as of July 10, 1998, between National Auto Center, Inc. and Chase Bank of Texas, National Association. (8)

10.11 Guarantor Security Agreement, dated as of July 10, 1998, among CellStar Telecom, Inc., Florida Properties, Inc., CellStar Global Satellite Service, Ltd. and Chase Bank of Texas, National Association. (8)

27.1    Financial Data Schedule. (8)

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