Form 10-K
period 1999-11-30
CELLSTAR CORP
filed 2000-02-28
CIK 913590

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

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the Fiscal Year                     Commission File Number
       Ended November 30, 1999                           0-22972

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

                               Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 22, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $346,965,660, based on the closing sale price of $8.813 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

  On February 22, 2000, there were 60,112,096 outstanding shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held during 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              CELLSTAR CORPORATION

                               INDEX TO FORM 10-K

                                                                          Page
                                                                         Number
                                                                         ------
Part I.
Item 1. Business.......................................................     3
Item 2. Properties.....................................................    12
Item 3. Legal Proceedings..............................................    12
Item 4. Submission of Matters to a Vote of Security Holders............    13

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters...............................................................    14
Item 6. Selected Consolidated Financial Data...........................    15
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................    16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    23
Item 8. Consolidated Financial Statements and Supplementary Data.......    25
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure..................................................    25

Part III.
Item 10. Directors and Executive Officers of the Registrant............    26
Item 11. Executive Compensation........................................    26
Item 12. Security Ownership of Certain Beneficial Owners and
 Management............................................................    26
Item 13. Certain Relationships and Related Transactions................    26

Part IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form
 8-K...................................................................    27

                                    PART I.

Item 1. Business

General

  CellStar Corporation (the "Company") is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific Region, the Latin American Region, the European Region and the North American Region. The Company facilitates the effective and efficient distribution of handsets, related accessories, and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of the Company's markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

  The "Asia-Pacific Region" consists of the People's Republic of China ("PRC"), including Hong Kong, Taiwan, Singapore, The Philippines and Malaysia. The "Latin American Region" consists of Mexico, Brazil, Venezuela, Chile, Peru, Colombia, Argentina and the Company's Miami, Florida operations. The "European Region" consists of the United Kingdom, Sweden, The Netherlands and Poland. The "North American Region" currently consists of the United States.

  The Company's distribution services include purchasing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery of wireless handsets and accessories. In addition, the Company offers its customers value-added services, including Internet-based supply chain services (AOS On-LineSM), Internet-based tracking and reporting, inventory management, marketing, prepaid wireless, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. The Company also provides wireless activation services and operates retail locations in certain markets from which wireless communications products and accessories are marketed to the public.

  The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc., a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, the Company began offering wireless communications products and services. In 1989, the Company became an authorized distributor of Motorola, Inc. ("Motorola") wireless handsets in certain portions of the United States. The Company entered into similar arrangements with Motorola in the Latin American Region in 1991, the Asia-Pacific Region in 1994 and the European Region in 1996. The Company has also entered into similar distributor agreements with other manufacturers, including Nokia Mobile Phones, Inc. ("Nokia"), Ericsson Inc. ("Ericsson"), LG International Corp. Ltd. ("LG") and QUALCOMM Incorporated ("QUALCOMM").

  The Company's revenues grew at a 35.1% compound annual rate for the five fiscal years ended November 30, 1999, and increased 16.9% for the year ended November 30, 1999, compared to the prior fiscal year. The Company's continued growth will depend upon, among other things, its ability to maintain its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, the Company's ability to secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

  Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable handsets, pagers and two-way radios. Since its inception in 1983, the wireless handset market has grown rapidly. Continued strong growth in the worldwide subscriber base and the convergence of existing and emerging technologies into a single multi-function handset connected to a wireless web should create significant new opportunities for CellStar. The Company believes that the wireless communications industry should continue to grow for a number of reasons. Economic growth, increased service availability and the lower cost of wireless service compared to conventional landline telephone systems should the Company believes, continue to create demand for wireless communications products. The Company also believes that the change from analog to digital technology and the introduction of satellite-based communications services should increase overall market growth and encourage consumers to purchase the next generation of wireless communications products. In addition, advanced digital technologies and satellite-based systems have led to increases in the number of network operators and resellers, which has promoted greater competition for subscribers and, the Company believes, has resulted in increased demand for wireless communications products. Finally, the proliferation of new products is expected to lower prices, increase product selection and expand sales channels.

  The Company generated 83.8% of its revenues in 1999 from operations conducted outside the United States. The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; currency controls; currency devaluations; exchange rate fluctuations; risks related to the Euro conversion; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in import/export regulations, including enforcement policies; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal political or economic instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

  The Company's consolidated financial statements and accompanying notes, which includes certain geographic information, are in Part IV.

Asia-Pacific Region

  The Company believes that in the Asia-Pacific Region, primarily in the PRC, demand for wireless communications services has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these and other factors, as well as the large population bases and economic growth in this region, the Company believes that phone users should increasingly use wireless systems.

  The key to the Company's expansion in the Asia-Pacific Region has been its relationships with wireless equipment manufacturers. The Company historically has entered a new market in this region with the support of at least one major manufacturer. The Company offers wireless handsets and accessories manufactured by Original Equipment Manufacturers ("OEMs"), such as Motorola and Nokia, and aftermarket accessories manufactured by a variety of suppliers. Throughout the Asia-Pacific Region, CellStar acts as a wholesale distributor of wireless handsets to large and small volume purchasers.

  CellStar (Asia) Corporation Limited ("CellStar Asia"), the oldest of the Company's business units in the region, derives its revenue principally from wholesale sales of wireless handsets to Hong Kong-based companies that ship these products to the remainder of the PRC and Taiwan.

  Shanghai CellStar International Trading Company, Ltd. ("CellStar Shanghai"), a wholly-owned, limited liability foreign trade company established in Shanghai, PRC, commenced domestic wholesale operations in the PRC in 1997 using a local commodities exchange market as an intermediary, pursuant to an experimental initiative permitting market access as authorized by the Shanghai municipal government. CellStar Shanghai purchases wireless handsets locally manufactured by Motorola and Nokia and wholesales those products to distributors and retailers located throughout the PRC. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations using CellStar's trademarks. Under the terms of such arrangements, CellStar Shanghai provides services, sales support, training and access to promotional materials for use in their operations. As a result of these cooperative arrangements, more than 1,000 retail points of sale in Shanghai display the CellStar name and trademarks. In exchange, those distributors agree to purchase most of their requirements of wireless handsets from CellStar Shanghai and further agree to allow CellStar Shanghai to purchase up to 50% of their operation if and when foreign ownership of domestic retail operations is allowed by the PRC government. CellStar Shanghai currently deals with numerous local distributors, including distributors located in the ten largest metropolitan areas in the PRC. CellStar Shanghai leases warehouse, showroom and office space in the Pudong district of Shanghai.

  Although the Company's business in the Asia-Pacific Region is predominantly wholesale, retail operations are also conducted in each country, except the PRC. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region; however, some of the retail operations may be owned jointly with local partners, depending on the market and regulatory environment in the host country.

  The Company commenced operations in Taiwan in 1995. The Taiwanese market is becoming increasingly important to the Company's strategy for the Asia-Pacific Region. In April 1999, the Company entered into a strategic alliance with Arcoa Communications Co., Ltd. ("Arcoa"), the largest telecommunications retail store chain in Taiwan. As a result of this alliance, the Company became the primary supplier of Motorola-licensed handsets and accessories to Arcoa's more than 400 retail outlets in Taiwan. In January 2000, the Company strengthened its relationship with Arcoa by acquiring 3.5% of the issued and outstanding common stock of Arcoa. The Company entered the Singapore, Philippines and Malaysia markets in 1995 and conducts wholesale and retail operations in each country. In Malaysia, the Company is a minority partner (49%) in a joint venture.

  The following table outlines the Company's entry into the Asia-Pacific
Region:

                                                             Type of Operation
                                                     Year    (as of November 30,
      Country                                       Entered         1999)
      -------                                       ------- --------------------
      Hong Kong....................................  1993        Wholesale
      Singapore....................................  1995   Wholesale and Retail
      The Philippines..............................  1995   Wholesale and Retail
      Malaysia.....................................  1995   Wholesale and Retail
      Taiwan.......................................  1995   Wholesale and Retail
      China........................................  1997        Wholesale

  At November 30, 1999, the Company sold its products to over 500 wholesale customers in the Asia-Pacific Region (excluding customers of the Company's Malaysian joint venture), the ten largest of which accounted for approximately 17% of the Company's consolidated revenues in fiscal 1999. The Company offers a broad product mix in the Asia-Pacific Region, including products that are compatible with digital and analog systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force and through trade shows. To penetrate local markets in certain countries, the Company has made use of subagent and license relationships.

Latin American Region

  As in the Asia-Pacific Region, the Company believes that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and to limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these and other factors, as well as the large population bases and economic growth in this region, the Company believes that phone users should increasingly use wireless communications systems.

  The key to the Company's operations in the Latin American Region has been its relationships with wireless equipment manufacturers and wireless service carriers. The Company offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs, such as Motorola, Nokia, LG and Ericsson, and aftermarket accessories manufactured by a variety of suppliers to mass merchandisers and other retailers. The Company distributes products in the Latin American Region for manufacturers such as Motorola, Nokia and Ericsson. The Company, through its Miami, Florida operations, acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as the large wireless carriers, as well as to smaller volume purchasers. As a result, the Company's Miami, Florida, operations are included in the Latin American Region.

  Although the Company's business in the Latin American Region is predominantly wholesale and value-added fulfillment services, retail operations are also conducted by the Company in each country, except Brazil and Colombia. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region. Since 1998, the Company has conducted its operations in Brazil primarily through a majority owned (51%) joint venture. As of November 30, 1999, the Company operated 45 retail locations (including kiosks) in the Latin American Region, the majority of which are located in Mexico, Venezuela and Peru.

  The following table outlines the Company's entry into the Latin American
Region:

                                                             Type of Operation
                                                     Year   (as of November 30,
      Country                                       Entered        1999)
      -------                                       ------- --------------------
      Mexico.......................................  1991   Wholesale and Retail
      Venezuela....................................  1993   Wholesale and Retail
      Brazil.......................................  1993        Wholesale
      Chile........................................  1993   Wholesale and Retail
      Colombia.....................................  1994        Wholesale
      Argentina....................................  1995   Wholesale and Retail
      Peru.........................................  1998   Wholesale and Retail

  At November 30, 1999, the Company sold its products to over 1,200 wholesale customers in the Latin American Region, the ten largest of which accounted for approximately 20% of the Company's consolidated revenues in fiscal 1999. The Company offers a broad product mix in the Latin American Region, including products that are compatible with digital, analog and satellite systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  The Company markets its products through direct sales and advertising. In those markets where it conducts retail operations, the Company primarily utilizes direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in certain countries.

European Region

  The Company believes that demand for wireless communications services in the European Region will continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and product and service enhancements. The Company's revenues in this region are impacted significantly by the trading activities carried out in its U.K. subsidiary. These trading activities are, in turn, impacted significantly by global economic and market conditions and the demand for and availability of wireless handsets.

  The Company's U.K. subsidiary sells wireless handsets, pagers, mobile radio and other wireless communications equipment and related accessory products throughout Europe. The Company's subsidiaries in Sweden and Poland distribute products in their respective countries and in other European markets for several manufacturers, including Ericsson, Nokia and Motorola. In August 1999, the Company acquired Montana Telecommunications Group, B.V. in The Netherlands to expand the Company's sales and market presence in The

Netherlands, Belgium and Luxembourg. The Company's Netherlands subsidiary also distributes products in other European markets for several manufacturers, including Ericsson and Nokia.

  The key to the Company's expansion in the European Region has been its relationships with wireless equipment manufacturers. The Company distributes products in the European Region primarily for Ericsson, Nokia and Motorola. CellStar acts as a wholesale distributor of wireless communications products in the European Region to large volume purchasers, such as the large wireless carriers, as well as to smaller volume purchasers. The Company operates a distribution facility in Manchester, England, and Amsterdam, The Netherlands, to serve customers in the European Region.

  The Company's largest wholesale customers in the region are wireless carriers. Although the Company's business in the European Region is predominantly wholesale, it also conducts retail operations in Poland and The Netherlands. As of November 30, 1999, the Company operated 16 retail locations (including kiosks) in Poland and one retail location in The Netherlands. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region.

  The Company's U.K. subsidiary, the oldest of the Company's business units in the region, derives most of its revenue from trading activities and the wholesale sales of wireless handsets and accessories throughout Europe. Trading in wireless handsets involves the purchase of wireless handsets from sources other than the manufacturers or network operators (i.e., trading companies) and the sale of those handsets to other trading companies. Each of the Company's subsidiaries in the United Kingdom, Sweden and The Netherlands are building a broader wholesale customer base and strengthening their relationships with manufacturers and carriers throughout Europe. Based on market conditions in Poland, the Company decided in the fourth quarter of 1999 to sell its Polish operations.

  The following table outlines the Company's entry into the European Region:

                                                             Type of Operation
                                                     Year   (as of November 30,
      Country                                       Entered        1999)
      -------                                       ------- --------------------
      United Kingdom...............................  1997        Wholesale
      Sweden.......................................  1998        Wholesale
      Poland.......................................  1998   Wholesale and Retail
      The Netherlands..............................  1999   Wholesale and Retail

  At November 30, 1999, the Company sold its products to over 1,800 wholesale customers in the European Region, the ten largest of which accounted for approximately 5% of the Company's consolidated revenues in fiscal 1999. The Company offers a broad product mix in the European Region, including products that are compatible with digital, analog and satellite systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  The Company markets its products through direct sales and advertising. In those markets where it conducts retail operations, the Company primarily utilizes direct mailings and newspapers to promote its retail operations.

North American Region

  In the United States, wireless communications services were developed as an alternative to conventional landline systems and have been among the fastest growing market segments in the communications industry. The Company believes that the U.S. market for wireless services should continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and product and service enhancements. In addition, many wireless service providers are upgrading their existing systems from analog to digital technology as a result of capacity constraints in many of the larger wireless markets and to respond to competition. Digital technology offers other advantages, such as improved overall average signal quality, improved call security, lower incremental costs for additional subscribers, and the ability to provide data transmission services.

  At November 30, 1999, the Company sold its products to over 900 customers in the North American Region, the ten largest of which accounted for approximately 7% of the Company's consolidated revenues in fiscal 1999. The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Ericsson, Nokia, QUALCOMM, Sony Electronics Inc. ("Sony") and NEC Corporation ("NEC") and aftermarket accessories manufactured by a variety of suppliers. The Company's distribution operations and value-added services complement these manufacturer distribution channels by allowing these manufacturers to sell and distribute their products to smaller volume purchasers and retailers.

  The Company offers a broad product mix in the United States, including products that are compatible with digital, analog and satellite systems. The Company anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

  In addition to its distribution services, the Company provides various value-added facilitation and fulfillment services, including aftermarket and OEM product packaging and configuration, inventory management, order processing, return and repair management, credit and collections and handset sales. The Company believes that opportunities continue to exist for it to assist wireless communications carriers and Internet-based wireless handset and accessory retailers in meeting their supply and distribution needs by providing complete order-fulfillment services. The Company anticipates an increased demand for such services as new and existing wireless carriers, manufacturers and Internet-based retailers continue to outsource these activities in order to reduce their costs and focus on their own core businesses.

  In February 1999, the Company sold part of its debt and equity investment in Topp Telecom, Inc. ("Topp") to a wholly-owned subsidiary of Telefonos de Mexico, S.A. de C.V. ("TelMex"), and other Topp shareholders for $7.0 million. In September 1999, the Company sold its remaining debt and equity investment in Topp to the same subsidiary of TelMex for $26.5 million. The Company will continue to distribute wireless handsets, pre-paid airtime cards and related accessories pursuant to a new agreement reached with Topp in November 1999.

  In December 1998, the Company sold its retail stores located in the Dallas-Fort Worth area to SWBW. In April 1999, the Company sold its retail stores in the Kansas City area to SWBW. As of November 30, 1999, the Company operates two retail locations in the United States--one in Austin, Texas, and one in Houston, Texas.

  The Company markets its products nationally to wholesale purchasers using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. The Company offers advertising allowances, ready-to-use advertising materials and displays, easy access to hard-to-find products, credit terms, a variety of name brand products and highly-responsive customer service.

  The Company continues to develop and enhance the functionality of its AOS On-Line and netXtremeSM programs. These programs are proprietary, Internet-based order entry and supply chain services software and systems designed to assist the Company's customers in the submission of orders, the tracking of such orders and the analysis of business activities with the Company. AOS On-Line and netXtreme greatly enhance a customer's ability to actively manage its inventories and reduce supply chain delays. In addition, the Company assists customers in developing e-commerce platforms and solutions designed to enhance sales and reduce product delivery and activation delays.

Industry Relationships

  The Company has established strong relationships with leading wireless equipment manufacturers and wireless service carriers. These relationships have been key to the Company's expansion.

  Although the Company purchased its products from more than 20 suppliers in fiscal 1999, the majority of the Company's purchases were from Motorola, Nokia, Ericsson, LG and QUALCOMM. For the year ended November 30, 1999, Motorola accounted for approximately 50% of the Company's product purchases.

  The Company has various supply contracts with terms of approximately one year with Motorola, Nokia, Ericsson, QUALCOMM and Sony that specify territories, minimum purchase levels, pricing and payment terms. These contracts typically provide the Company with "price protection," or the right to receive the benefit of price decreases on products currently in the Company's inventory if such products were purchased by the Company within a specified period of time prior to the effective date of the price decrease.

  The Company's expansion has been due to several factors, one of which is its relationship with Motorola, historically one of the largest manufacturers of wireless products in the world and the Company's largest supplier. In July 1995, Motorola purchased a split-adjusted 2,089,312 shares of the outstanding common stock of the Company. The Company believes that its relationship with Motorola and its other suppliers should enable it to continue to offer a wide variety of wireless communications products in all markets. While the Company believes that its relationship with Motorola and other significant vendors is satisfactory, there can be no assurance that these relationships will continue.

  In the second half of 1999, the Company experienced shortages in supply for certain products that are in high demand. No assurance can be given that product shortages will not occur in the future. The loss of Motorola or any other significant vendor or a substantial price increase imposed by any vendor or a shortage of product available from its vendors could have a materially adverse impact on the Company.

Asset Management

  The Company continues to invest in and focus on technology to improve financial and information control systems. During 1999, the Company continued to make significant progress on several information technology initiatives:
(i) implementation and rollout of data mart and decision support applications to improve sales and inventory analysis, (ii) upgrades to the corporate headquarter network backbone to improve reliability and performance, (iii) implementation of a common electronic mail and groupware solution worldwide,
(iv) implementation of remote access and computing for all traveling workforce, and (v) upgrade of all internet security and electronic commerce platforms. In addition, the Company, through the rollout of a common application suite to its international sites, provided improvements in work flow at various sites and positioned the Company to be Year 2000 compliant. Key efforts for 2000 include: (i) increasing electronic commerce capabilities through the rollout of additional features in the Company's Advanced Order System (AOS); (ii) expansion of internet-based commerce to international markets; (iii) increasing XML-based catalog and order management capabilities; and (iv) rollout of data mart and reporting applications to international customers. These initiatives will continue to position the Company to take advantage of the market trends with internet-based commerce and further provide opportunities to integrate the Company's systems with their customers' systems.

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

  Inventory control is important to the Company's ability to maintain its margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The Company uses its integrated management information technology systems, specifically its inventory management, electronic purchase order and sales modules (AOS On-Line and netXtreme), to help manage inventory and sales margins.

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

  In the current U.S. wireless communications products market, the Company's primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. The Company also competes with logistics companies.

  Competitors of the Company in the Asia-Pacific, Latin American and European Regions include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for the wireless carriers.

Employees

  As of November 30, 1999, the Company had approximately 1,425 employees worldwide. In Mexico and Argentina, approximately 205 employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

  The following table sets forth certain information concerning the executive officers of the Company:

Alan H. Goldfield..........  56 Chief Executive Officer and Chairman of the
                                 Board
Dale H. Allardyce..........  50 President and Chief Operating Officer
A.S. Horng.................  42 Chairman and Chief Executive Officer of CellStar
                                 (Asia) Corporation Limited
Austin P. Young............  59 Senior Vice President, Chief Financial Officer
                                 and Treasurer
Daniel T. Bogar............  40 Senior Vice President--American Regions
Elaine Flud Rodriguez......  43 Senior Vice President, General Counsel and
                                 Secretary
Raymond L. Durham..........  38 Corporate Controller

  Alan H. Goldfield is a founder of the Company and has been the Chairman of the Board and Chief Executive Officer of the Company since its formation. Mr. Goldfield served as President of the Company from its formation until March 1995 and from August 1996 until December 1996. Mr. Goldfield serves as an officer and director of the Company pursuant to his employment agreement.

  Dale H. Allardyce has served as the President and Chief Operating Officer of the Company since November 1999. Previously, Mr. Allardyce served as Executive Vice President--Operations for ENTEX Information Services, Inc., a personal computer systems integrator, from February 1995 to December 1998. From January 1993 to February 1995, Mr. Allardyce served as Senior Vice President of THORN Americas, Inc., a nationwide chain of rent-to-own stores and a subsidiary of UK based THORN EMI. From March 1982 to December 1992, Mr. Allardyce was employed by The Southland Corporation, the owner and operator of a nationwide convenience store chain, where he served as Vice President of distribution, food processing and procurement from 1987 to 1992. Mr. Allardyce serves as an officer of the Company pursuant to his employment agreement.

  A.S. Horng has served as Chairman of CellStar Asia since January 1998 and has also served as Chief Executive Officer of such company since April 1997 and General Manager since 1993. From April 1997 until January 1998, Mr. Horng served as Vice Chairman of CellStar Asia, and from April 1997 until October 1997, Mr. Horng served as President of CellStar Asia. From 1991 to 1993, Mr. Horng was President of C-Mart USA Corporation, a distributor and manufacturer of aftermarket wireless phone accessory products. Mr. Horng serves the Company pursuant to his employment agreement.

  Austin P. Young has served as Senior Vice President, Chief Financial Officer and Treasurer since November 1999. Prior to joining CellStar, Mr. Young served as a Director and Executive Vice President--Finance and Administration of Metamor Worldwide, Inc., an information technology and staffing services firm, from August 1996 until November 1998. He was also Senior Vice President and Chief Financial Officer of American General Corporation, a diversified insurance and financial services company, from 1988 to 1996. Before joining American General, Mr. Young was a partner with KPMG LLP, one of the largest independent professional accounting firms, where he spent 22 years of his professional career. Mr. Young serves as an officer of the Company pursuant to his employment agreement and is a certified public accountant.

  Daniel T. Bogar has served as Senior Vice President--American Regions since May 1999. Previously, Mr. Bogar served as Vice President--Latin American Region from January 1998 to May 1999. In addition, Mr. Bogar served as a director of the Company from July 1994 to March 1999. Mr. Bogar has served as Vice President of South American Operations and has been responsible for the Company's Latin American operations since 1992.

  Elaine Flud Rodriguez has been Senior Vice President, General Counsel and Secretary since January 2000. Previously, Ms. Rodriguez served as Vice President, General Counsel and Secretary since joining the Company in October 1993. From October 1991 to August 1993, she was General Counsel and Secretary of Zoecon Corporation, a pesticide manufacturer and distributor owned by Sandoz Ltd. Prior thereto, she was engaged in the private practice of law with Atlas & Hall and Akin, Gump, Strauss, Hauer & Feld. Ms. Rodriguez is licensed to practice in the states of Texas and Louisiana. Ms. Rodriguez serves as an officer of the Company pursuant to her employment agreement.

  Raymond L. Durham has served as Corporate Controller since November 1999 and acting Corporate Controller from July 1999 until November 1999. From March 1997 until July 1999, Mr. Durham served as Director of Audit Services for the Company. Prior to joining the Company, he was with KPMG LLP, one of the largest independent professional accounting firms, from 1986 until 1997 where he held several positions including Audit Senior Manager from 1990 until 1997. Mr. Durham is a certified public accountant.

  The Company's success is substantially dependent on the efforts of Alan H. Goldfield, its Chairman and Chief Executive Officer, and certain other of the Company's executive officers and key employees. The loss or interruption of the continued full-time service of Mr. Goldfield or other of the Company's executive officers and key employees could materially and adversely affect the Company's business. Although the Company has entered into employment agreements with Mr. Goldfield and several other officers and employees, there can be no assurance that the Company will be able to retain their services. The Company does not maintain key man insurance on the life of Mr. Goldfield or any other officer of the Company. To support its continued growth, the Company will be required to effectively recruit, develop and retain additional qualified management. The inability of the Company to attract and retain such necessary personnel could also have a materially adverse effect on the Company.

Item 2. Properties

  As of November 30, 1999, the Company had a total of 27 operating facilities in the Asia-Pacific Region (including kiosks, but not including facilities of the Company's Malaysian joint venture), 26 of which were leased, a total of 82 operating facilities in the Latin American Region (including kiosks), 81 of which were leased, and a total of 23 operating facilities in the European Region (including kiosks), all of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

  The Company's corporate headquarters and principal North American Region distribution facility is located at 1730 and 1728 Briercroft Court in Carrollton, Texas. Both facilities are owned by the Company. As of November 30, 1999, the Company had four other operating facilities in the North American Region, all of which were leased. In December 1998 and April 1999, the Company sold all but two of its retail store operations in the North American Region. In October 1999, the Company ceased operations at its 58,900 square foot distribution facility located in Chino, California.

  The Company believes that suitable additional space will be available, if necessary, to accommodate future expansion of its operations.

Item 3. Legal Proceedings

  During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, Miami Division, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (2) Mark Krug v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (5) Tony LaBella v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (6) Thomas F. Petrone v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; and (7) Adele Brody v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins. Each of the above lawsuits sought certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998, to September 21, 1998. Each of these lawsuits alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and investment in Topp, resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

  The court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. On November 8, 1999, the lead plaintiffs filed a consolidated complaint. The Company has filed a Motion to Dismiss the consolidated complaint, but the court has not yet rendered a decision. The Company believes that it has fully complied with all applicable securities laws and regulations and that it has meritorious defenses to the allegations made in the consolidated complaint. The Company intends to vigorously defend the consolidated action if its Motion to Dismiss is denied.

  On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and is cooperating with the Commission staff in its investigation.

  The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended November 30, 1999.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock is quoted on the NASDAQ Stock Market under the symbol "CLST." The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the NASDAQ Stock Market. Sales prices have been adjusted to give effect to a two-for-one stock split on June 23, 1998.

                                                                   High    Low
                                                                  ------- ------
      Fiscal Year ended November 30, 1999
       Quarter Ended:
        February 28, 1999........................................ $12.500  6.219
        May 31, 1999.............................................  12.688  6.313
        August 31, 1999..........................................   9.063  5.250
        November 30, 1999........................................  10.438  5.500

      Fiscal Year ended November 30, 1998
       Quarter Ended:
        February 28, 1998........................................ $16.156  9.438
        May 31, 1998.............................................  18.391 12.938
        August 31, 1998..........................................  17.875  6.625
        November 30, 1998........................................   9.563  3.063

  As of February 22, 2000, there were 271 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by CEDE & Co.

  The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings to finance the continued growth and development of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under the Company's credit agreements existing from time to time, as well as other factors the Board of Directors may deem relevant. The Company's current multicurrency revolving credit facility restricts the payment of dividends by the Company to its stockholders. There can be no assurance that the Company will pay any dividends in the future.

Item 6. Selected Consolidated Financial Data

  The financial data presented below, as of and for each of the years in the five-year period ended November 30, 1999, were derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                     Year Ended November 30,
                          --------------------------------------------------
                             1999       1998       1997      1996     1995
                          ----------  ---------  ---------  -------  -------
                             (In thousands, except per share data and
                                         operating data)
Statements of Operations
 Data:
  Revenues..............  $2,333,805  1,995,850  1,482,814  947,601  811,915
  Cost of sales.........   2,140,375  1,823,075  1,325,488  810,000  702,074
                          ----------  ---------  ---------  -------  -------
  Gross profit..........     193,430    172,775    157,326  137,601  109,841
                          ----------  ---------  ---------  -------  -------
  Operating expenses:
   Selling, general and
    administrative
    expenses............     111,613    116,747     81,319  135,585   76,553
   Impairment of assets
    held for sale.......       5,480         --         --       --       --
   Lawsuit settlement...          --      7,577         --       --       --
   Restructuring
    charge..............       3,639         --         --       --       --
                          ----------  ---------  ---------  -------  -------
  Total operating
   expenses.............     120,732    124,324     81,319  135,585   76,553
                          ----------  ---------  ---------  -------  -------
  Operating income......      72,698     48,451     76,007    2,016   33,288
  Other income
   (expense):
   Interest expense.....     (19,027)   (14,446)    (7,776)  (8,350)  (6,144)
   Equity in income
    (loss) of affiliated
    companies, net......      31,933    (28,448)       465     (219)   3,222
   Gain on sale of
    assets..............       8,774         --         --      128       --
   Other, net...........      (1,876)     1,389      2,260     (441)     (28)
                          ----------  ---------  ---------  -------  -------
  Total other income
   (expense)............      19,804    (41,505)    (5,051)  (8,882)  (2,950)
                          ----------  ---------  ---------  -------  -------
  Income (loss) before
   income taxes.........      92,502      6,946     70,956   (6,866)  30,338
  Provision (benefit)
   for income taxes.....      23,415     (7,418)    17,323     (453)   7,442
                          ----------  ---------  ---------  -------  -------
  Net income (loss).....  $   69,087     14,364     53,633   (6,413)  22,896
                          ==========  =========  =========  =======  =======
  Net income (loss) per
   share:(1)
   Basic................  $     1.16       0.24       0.92    (0.11)    0.41
   Diluted..............  $     1.12       0.24       0.89    (0.11)    0.41
  Weighted average
   number of shares:(1)
   Basic................      59,757     58,865     58,144   57,821   56,466
   Diluted..............      65,589     60,656     60,851   57,821   56,466

Operating Data:
  International
   revenues, including
   export sales, as a
   percentage of
   revenues.............        83.8%      76.3%      66.7%    64.0%    63.5%(2)

                                         At November 30,
                          --------------------------------------------------
                             1999       1998       1997      1996     1995
                          ----------  ---------  ---------  -------  -------
                                          (In thousands)
Balance Sheet Data:
  Working capital.......  $  332,841    259,923    259,954   71,365   74,410
  Total assets..........  $  706,438    775,525    497,111  298,551  314,921
  Notes payable to
   financial
   institutions and
   current portion of
   long-term debt.......  $   50,609     85,023         --   56,704   99,187
  Long-term debt, less
   current portion......  $  150,000    150,000    150,000    6,285    6,880
  Stockholders' equity..  $  250,524    177,791    160,865  104,263  111,295

--------
(1) Common stock amounts have been retroactively adjusted to give effect to a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998 and a three-for-two stock split, which was made in the form of a stock dividend distributed on June 17, 1997.
(2) Includes export sales of $90.2 million in 1995 to CellStar Asia prior to June 3, 1995 when it became a wholly-owned subsidiary of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, Latin America, Europe and North America. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers. From 1995 through 1999, the Company's revenues grew from $811.9 million to $2,333.8 million. Sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices and service costs. The Company's diluted net income per share in 1999 increased to $1.12 from $0.24 in 1998.

  The Company derives substantially all revenues from net product sales, which includes sales of handsets and other wireless communications products. The Company also derives revenues from value-added services, activations, residual income, and prepaid wireless services. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid by a wireless carrier when a customer initially subscribes for wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

  Certain of the matters discussed under the captions "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act and the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this report ("Cautionary Statements"), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

  The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

                                                            1999   1998   1997
                                                            -----  -----  -----
Revenues................................................... 100.0% 100.0  100.0
Cost of sales..............................................  91.7   91.3   89.4
                                                            -----  -----  -----
  Gross profit.............................................   8.3    8.7   10.6
Selling, general and administrative expenses...............   4.8    5.8    5.5
Impairment of assets held for sale.........................   0.2     --     --
Lawsuit settlement.........................................    --    0.4     --
Restructuring charge.......................................   0.2     --     --
                                                            -----  -----  -----
  Operating income.........................................   3.1    2.5    5.1
Other income (expense):
  Interest expense.........................................  (0.8)  (0.7)  (0.5)
  Equity in income (loss) of affiliated companies, net.....   1.4   (1.4)    --
  Gain on sale of assets...................................   0.4     --     --
  Other, net...............................................  (0.1)    --    0.2
                                                            -----  -----  -----
    Total other income (expense)...........................   0.9   (2.1)  (0.3)
                                                            -----  -----  -----
  Income before income taxes...............................   4.0    0.4    4.8
Provision (benefit) for income taxes.......................   1.0   (0.3)   1.2
                                                            -----  -----  -----
Net income.................................................   3.0%   0.7    3.6
                                                            =====  =====  =====

  The amount of revenues and the approximate percentages of revenues attributable to the Company's operations for the past three fiscal years are shown below:

                                     1999             1998            1997
                               ----------------  --------------- ---------------
                                            (Dollars in thousands)
Asia-Pacific Region........... $  769,412  33.0%   513,869  25.7   422,751  28.5
Latin American Region.........    717,273  30.7    705,624  35.4   497,336  33.6
European Region...............    469,991  20.1    303,520  15.2    69,142   4.6
North American Region.........    377,129  16.2    472,837  23.7   493,585  33.3
                               ---------- -----  --------- ----- --------- -----
  Total....................... $2,333,805 100.0% 1,995,850 100.0 1,482,814 100.0
                               ========== =====  ========= ===== ========= =====

  Revenues from the Company's Miami, Florida, warehouse ("Miami") have been classified as Latin American Region revenues as these revenues are primarily exports to South American countries, either by the Company or by exporter customers.

Fiscal 1999 Compared to Fiscal 1998

  Revenues. The Company's revenues increased $337.9 million, or 16.9% from $1,995.9 million to $2,333.8 million. Revenue growth in the second half of 1999 was impacted by a global shortage of handsets. Worldwide demand in 1999 was greater than both manufacturers and component suppliers anticipated. As a result, there have been continued component and handset shortages for which increased production capacity, in many instances, requires long lead times. The shortages differ by region of the world, by manufacturer, and by handset model. While improving, the outlook shows shortages continuing throughout the first and second quarter of 2000.

  Revenues in the Asia-Pacific Region increased $255.5 million, or 49.7% from $513.9 million to $769.4 million. The Company's operations in the PRC, including Hong Kong, provided $528.6 million in revenue, an increase of $123.7 million, or 30.6% from $404.9 million. This increase continued to be driven by the strong demand in the PRC, coupled with a broadened source of product manufactured in-country and the impact of the PRC's tighter customs controls on imported products, which began in the third quarter of 1998. The Company's operations in Taiwan provided the largest percentage growth in the region, providing $187.4 million in revenue, an increase of $119.0 million, or 174.0%, from $68.4 million. Demand in Taiwan increased due to the entry of several new wireless carriers into the market during 1998 as well as the introduction of new high-end digital handsets. Revenue from the Company's Singapore operations increased $12.8 million, or 31.5%, from $40.6 million to $53.4 million. This increase was due to increased demand for wireless products as a result of the strengthening of the general economic, financial and currency conditions in the Southern Asia-Pacific area.

  The Latin American Region provided $717.3 million of revenues, compared to $705.6 million, or a 1.7% increase. Revenues in Brazil, Mexico, Venezuela, Colombia, and Chile increased $93.9 million, or 94.0%, $84.8 million, or 58.8%, $25.5 million, or 49.4%, $11.8 million, or 278.7%, and $9.4 million, or
75.4%, respectively. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunication industry and the entry of additional carriers into the wireless market during the latter half of 1998. The increase in Mexico was largely due to carrier promotions coupled with the introduction of the calling-party-pays billing process. The increase in Venezuela was a result of additional handset sales to carriers. The Company was also awarded an exclusive two-year contract to supply services for prepaid phone kits in connection with the sale of its prepaid wireless business in Venezuela in March 1999. The increases in Colombia and Chile are attributable to new contracts with some of the carriers in those countries and also a carrier promotion in Chile. Revenues in the remainder of the region decreased $213.7 million, or 54.3%, primarily in Miami. The decrease in Miami was due to increased product availability from in-country suppliers, thereby reducing export sales from Miami.

  The Company's European Region recorded revenues of $470.0 million, an increase of $166.5 million, or 54.9%, from $303.5 million. This increase reflected continued growth from the Company's U.K. operation, arising primarily from sales in international markets, as well as from increased revenues from the operation in Sweden, which was acquired in the first quarter of 1998, and partly from the acquisition of CellStar Netherlands in the third quarter of 1999.

  North American Region revenues were $377.1 million, a decrease of $95.7 million, or 20.2%, compared to $472.8 million. The decrease was primarily a result of lower product sales to Pacific Bell Mobile Services ("PBMS") in 1999 as compared to 1998 as PBMS is increasingly coordinating its handset distribution directly with manufacturers. The decrease was also attributable to a continued decrease in the retail business due to the sale of almost all of the Company's retail stores in early 1999. The overall decrease in revenues was partially offset by an increase in the U.S. wholesale business of $30.3 million, or 11.7%.

  Gross Profit. Gross profit increased $20.6 million, or 11.9%, from $172.8 million to $193.4 million, while gross profit as a percentage of revenues decreased from 8.7% to 8.3%. The increase in gross profit was principally due to increases in the European, North American and Asia-Pacific Regions. The increase in the European Region was due to the continued growth of the U.K. operation and the increased revenues from the Company's operation in Sweden and the Netherlands. The North American Region benefited from improved margins in its core wholesale business. The overall increase in the Asia-Pacific Region was primarily due to the increase in Taiwan, which was offset partially by a decrease in the PRC. The decrease in gross profit as a percentage of revenues was due primarily to decreases in market prices of certain handsets, the decision to reduce prices on some slower-moving inventory in the Asia-Pacific Region to liquidate it during periods of higher demand, and an increase in revenues from the European Region, which has lower margin percentages than the Company's other regions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.1 million, or 4.4% from $116.7 million to $111.6 million. This decrease was primarily attributable to: a decrease in the provision for doubtful accounts receivable of $3.2 million, from $13.6 million in 1998 to $10.4 million in 1999; the effects of the second quarter reorganization and consolidation of the North and Latin American Regions operations and the centralization of management in the Asia-Pacific Region; and charges in 1998 to de-emphasize or eliminate certain businesses. These decreases were partially offset by an increase in costs associated with the Company's revenue growth. Overall selling, general and administrative expenses as a percentage of revenues decreased to 4.8% from 5.8%. Bad debt expenses as a percentage of revenues decreased to 0.4% in 1999 from 0.7% in 1998.

  Impairment of Assets Held for Sale. Based on the market conditions in Poland, the Company decided in the fourth quarter of 1999 to sell its operations in Poland. The Company recorded an impairment charge of $5.5 million, including $4.5 million of goodwill amortization, to reduce the carrying value of the assets to their estimated net realizable value.

  Restructuring Charge. The Company recognized a restructuring charge of $3.6 million associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region.

  Interest Expense. Interest expense increased to $19.0 million from $14.4 million, primarily as a result of an increase in the average debt outstanding related to the Company's operations in Brazil, as well as an increase in average borrowings under the Company's Multicurrency Revolving Credit Facility.

  Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies increased $60.3 million to income of $31.9 million, as compared to a loss of $28.4 million in 1998. In February 1999, the Company sold part of its equity investment in Topp to a wholly-owned subsidiary of TelMex. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp, and recorded a pre-tax gain of $5.8 million. In September 1999, the Company sold its remaining debt and equity interest in Topp to the TelMex subsidiary for $26.5 million in cash, resulting in a pre-tax gain of $26.1 million.

  Beginning in the third quarter of 1998 the Company became the primary source of funding for Topp through the supply of handsets and, therefore, recognized Topp's net loss to the extent of the Company's entire debt and equity investment in Topp. In 1998, the Company recognized $29.2 million in losses on its debt and equity investment in Topp.

  Gain on Sale of Assets. The Company recorded a gain of $8.8 million in 1999 primarily associated with the sale of its prepaid operations in Venezuela and its retail stores in the Dallas-Fort Worth and Kansas City areas.

  Other, Net. Other, net decreased $3.3 million, from income of $1.4 million to expense of $1.9 million. This decrease was primarily due to a $2.6 million foreign currency transaction loss realized from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility.

  Provision (Benefit) for Income Taxes. Income tax expense increased $30.8 million primarily as a result of an $85.6 million increase in income before income taxes and an increase in the Company's effective tax rate to 25.3%. The higher effective tax rate was attributable to higher income before income taxes, primarily in the U.S., Latin American and European Regions. In both the Latin American and the European Regions the statutory tax rates are generally comparable to the statutory rate in the U.S., and higher than the statutory rates in the Asia-Pacific Region.

Fiscal 1998 Compared to Fiscal 1997

  Revenues. Revenues increased $513.1 million, or 34.6%, from $1,482.8 million in 1997 to $1,995.9 million in 1998.

  Revenues in the Asia-Pacific Region increased $91.1 million, or 21.5%, from $422.8 million in 1997 to $513.9 million in 1998. The Company's operations in the PRC provided $404.9 million in revenue, an increase of $85.2 million, or 26.6%, from $319.7 million. This increase was due to continued strong demand in the PRC, a broadened source of product manufactured there and the impact of tighter customs controls beginning in August 1998. The Company's operations in Taiwan provided $68.4 million of revenue, an increase of $52.3 million, or 324.8%, from $16.1 million. The increase was due to higher demand resulting from the entry of several new carriers into the wireless market in the first fiscal quarter of 1998. Revenue from the Company's Singapore operations decreased $46.4 million, or 53.3%, from $87.0 million to $40.6 million. This decrease was due to decreased demand for wireless products as a result of the general economic, financial and currency conditions in the southern Asia-Pacific area.

  The Company's operations in the Latin American Region provided $705.6 million of revenues in 1998, compared to $497.3 million in 1997, or a 41.9% increase. Revenues in Brazil, Mexico, Venezuela, Peru and Chile increased $92.4 million, or 1,230.5%, $76.7 million, or 113.5%, $37.3 million, or
260.3%, $13.1 million, and $11.5 million, or 1,195.7%, respectively. The increase in Brazil was due to revenue growth in the Company's majority-owned joint venture, which benefited from the privatization of the telecommunications industry and the entry of additional carriers into the wireless market during the latter half of 1998. The increase in Mexico was due to an extension of a promotion by the principal wireless carrier, which began the promotion in the fourth quarter of 1997. The increase in Venezuela was fueled by the Company's prepaid wireless businesses. The Company began its operations in Peru through the Company's acquisition of a prepaid cellular business in the second quarter of 1998. The increase in Chile was due to carrier promotions, which started in the second quarter of 1998 and lasted through the third quarter of 1998. Revenues in the remainder of the region decreased $22.7 million, primarily in Miami and Argentina. The decrease in Miami was largely due to an increase in demand for digital handsets and increased product availability from in-country suppliers, thereby reducing export sales from Miami. The decrease in revenues in Argentina was caused by significant subscriber cancellations and excess inventory held by the carriers.

  Revenues from the Company's European Region were $303.5 million in 1998 compared to $69.1 million in 1997, an increase of $234.4 million, or 339.2%. This increase was due to the continued growth of the Company's U.K. operation, arising primarily from sales in international markets, and revenues from operations acquired in Sweden and Poland earlier in the year.

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

  Lawsuit Settlement. The Company recorded a special charge of $7.6 million, which primarily represented the Company's portion of the settlement of the class action lawsuit.

  Interest Expense. Interest expense increased to $14.4 million in 1998 from $7.8 million in 1997. The increase was due to the addition of long-term debt at the end of 1997 and an increase in debt related to the Company's operation in Brazil.

  Equity in (Loss) Income of Affiliated Companies, Net. The significant equity in loss of affiliated companies in 1998 was primarily a result of the Company's recognition of $29.2 million of losses on its entire debt and equity investment in Topp. Beginning in the third quarter of 1998, the Company became the primary source of funding for Topp through the supply of handsets and, therefore, recognized all of Topp's net loss to the extent of the Company's entire debt and equity investment.

  Other, Net. Other, net, decreased $0.9 million, from income of $2.3 million in 1997 to $1.4 million in 1998. This decrease was primarily due to foreign currency transaction losses of $0.7 million as a result of the European Region's financing activities conducted with the International Financial Services Center ("IFSC") in Dublin, Ireland.

  Provision (Benefit) for Income Taxes. The Company's effective tax rate and income tax expense decreased due to higher losses before income taxes in countries, primarily in the U.S., for which the benefits are recordable, and increases in income before taxes in foreign countries where tax rates are low or tax holidays are in effect.

Liquidity and Capital Resources

  During the year ended November 30, 1999, the Company relied primarily on cash available at November 30, 1998, cash generated from operations, cash received of $41.8 million from sale of assets, principally its debt and equity investment in Topp, and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. On April 8, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. On August 2, 1999, the Company restructured its Facility to add flexibility for foreign working capital funding and capitalization. Also under this restructuring, the Company received expanded borrowing capacity on its domestic assets. At February 18, 2000, the Company had available $48.7 million of unused borrowing capacity under the Facility.

  Compared to November 30, 1998, accounts receivable, inventories and accounts payable decreased $43.5 million, $84.6 million and $98.3 million, respectively. These improvements reflect strong demand worldwide for the Company's products, a global shortage of certain handset models and the Company's continued focus on asset management.

  As of November 30, 1999 and January 31, 2000, the Company's Brazilian operations had borrowed $8.9 million and $12.0 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks. In conjunction therewith, the Company has $9.15 million of letters of credit outstanding against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to two Brazilian banks.

  At November 30, 1999, the Company's operations in the PRC had a $12.5 million loan from a PRC bank bearing interest at 5.52% which matures in September 2000 and is fully collateralized by a U.S. dollar cash deposit. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure the repayment of these funds. This $12.5 million loan was used to secure an RMB line of credit for the U.S. dollar equivalent of $12.5 million. At November 30, 1999, $12.0 million had been borrowed against the line of credit and bears interest at 5.85% with maturity dates through September 2000.

  The Company anticipates that it should have sufficient cash available to meet its current capital requirements and expansion plans. Capital is expected to be provided by available cash on hand, cash generated from operations, amounts available from the Facility and various other funded debt sources. The Company believes that it should have the ability to expand its borrowing sources to accommodate expected capital needs in the future.

International Operations

  The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; currency controls; currency devaluations; exchange rate fluctuations; risks related to the Euro conversion; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in import/export regulations, including enforcement policies; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal political or economic instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

  The Company has not experienced any material foreign currency transaction gains or losses during the last three fiscal years except for a $2.6 million foreign currency transaction loss realized in early 1999 from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment, and by entering into foreign currency forward derivatives as determined prudent by management.

  During the latter half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of a shift in demand towards digital handsets, which demand the Company could not meet, and increased in-country product availability in Latin America. The Company expects to focus its efforts on servicing large, financially sound carrier partners from the Company's Latin American subsidiaries.

  Since 1998 the Company's Brazilian operations have been primarily conducted through a majority-owned joint venture. A primary supplier of handsets to the joint venture in 1998 and 1999 was a Brazilian importer who purchased product from Miami. Sales to the importer are excluded from the Company's consolidated revenues, and the related gross profit is deferred until the handsets are sold by the Brazilian joint venture to customers. The Company expects the amount of purchases by the importer from Miami to decrease in fiscal 2000. The Company expects the majority of purchases in 2000 to come from in-country suppliers.

  In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. From November 1998 through March 1999, the Company used Brazilian real non-deliverable forward ("NDF") contracts to manage currency exposure risk related to credit sales made to the Brazilian importer. Payment for these sales was remitted by the importer using the Brazilian real rate of exchange against the U.S. dollar on the day the Company recorded the sale to the Brazilian importer. Foreign currency rate fluctuations caused bad debt expense of $26.4 million related to the payments remitted by the importer. This expense was recorded in selling, general and administrative expenses for the year ended November 30, 1999, but this expense was completely offset by gains realized on NDF contract settlements, which gains also were recorded in selling, general and administrative expenses.

  At February 18, 2000, the Company has no Brazilian real NDF contracts outstanding. Currently, under agreements made since January 1999, the Brazilian joint venture is paid by major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to foreign currency losses from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. At February 18, 2000, the Company had $ 7.0 million in accounts receivable due from the importer and the Company's Brazilian joint venture has accounts payable of $3.0 million to the importer.

  Based on present market conditions in Poland, the Company decided, in the fourth quarter of 1999, to sell its operation in Poland. The Company has engaged a third party to identify potential buyers. The Company recorded an impairment charge of $5.5 million, including $4.5 million of goodwill amortization, to reduce the carrying value of the assets to their estimated net realizable value.

Year 2000

  The Company implemented a plan to assess and resolve Year 2000 issues that could have affected the Company. The Company has not encountered any material problems in its critical systems subsequent to December 31, 1999 related to the Year 2000 issue and had also not encountered any material problems with critical third party vendors. The Company believes that it is unlikely that future problems will occur related to the Year 2000 issue, but there can be no such assurance. The Company will continue to monitor any new issues or concerns relative to Year 2000. The Company's costs of compliance with Year 2000 requirements were immaterial because the Company was in the process of upgrading or establishing systems to keep pace with its growth.

Impact of Inflation

  Historically, inflation has not had a significant impact on the Company's overall operating results. However, the effects of inflation in volatile economies in foreign markets could have an adverse impact on the Company.

Seasonality and Cyclicality

  The effects of seasonal fluctuations have not historically been apparent in the Company's operating results due to the Company's rapid growth in revenues. However, the Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company's principal markets could have a materially adverse effect on the Company's operating results.

Accounting Pronouncement Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was amended by Statement 137 issued in July 1999. Statement 137 delayed the effective date of Statement 133. Statement 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 should have a material effect on the Company's consolidated financial position and results of operations.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

  For the year ended November 30, 1999, the Company recorded in other income (expense), net foreign currency losses of $4.1 million primarily due to the valuation of foreign currencies in the Company's Latin American operations.

  In January 1999, the Brazilian government allowed the value of the real to float freely against other foreign currencies, which resulted in a significant devaluation of the real against the U.S. dollar. In February 1999, the Company's $5.7 million U.S. dollar denominated debt in Brazil was converted into a Brazilian real denominated credit facility by the Company's majority-owned Brazilian joint venture. On conversion, the joint venture realized a foreign currency transaction loss of $2.6 million due to the devaluation of the Brazilian real against the U.S. dollar. The Company's $12.0 million of debt at January 31, 2000, in Brazil is denominated in Brazilian reals.

  Since 1998 the Company's Brazilian operations have primarily been conducted through a majority-owned joint venture. A primary supplier of handsets to the joint venture in 1998 and 1999 was a Brazilian importer who purchased product from Miami. Currently, under agreements made since January 1999, the Brazilian joint venture is paid by major customers at the current value of the real against the U.S. dollar on the date of payment. The Company may be exposed to foreign currency losses from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. At February 18, 2000, the Company had $7.0 million in accounts receivable due from the importer and the Company's Brazilian joint venture has accounts payable of $3.0 million to the importer. The Company expects the amount of purchases by the importer from Miami to decrease in fiscal 2000. The Company expects the majority of purchases in 2000 to come from in-country suppliers.

  The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency hedging instruments in certain instances. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its IFSC. These transactional exposures are managed using various derivative alternatives depending on the length and size of the exposure.

  At November 30, 1999, The Company's operations in the PRC had a $12.5 million loan from a PRC bank bearing interest at 5.52% which matures in September 2000 and is fully collateralized by a U.S. dollar cash deposit. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure the repatriation of these funds. This $12.5 million loan was used to secure an RMB line of credit for the U.S. dollar equivalent of $12.5 million. At November 30, 1999, $12.0 million had been borrowed against the line of credit and bears interest at 5.85% with maturity dates through September 2000. In February 2000, the Hong Kong operating entity advanced the PRC operation an additional $20.0 million to increase the line of credit with the PRC bank to a U.S. dollar equivalent of $32.5 million. The Company has foreign exchange exposure on the funds as they have effectively been converted into RMB. The Company continues to evaluate exposure and related protection measures.

Interest Rate Risk

  The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the year ended November 30, 1999, the interest rates of borrowings under the Facility ranged from 6.44% to 8.75%. A one percent change in variable interest rates would not have a material impact on the Company. The Company manages its borrowing under the Facility each business day to minimize interest expense.

  The borrowings of the Company's Brazilian operations are short-term in nature, typically less than six months. Through November 30, 1998, annual rates on borrowings by the Brazilian operations ranged from approximately 36% to 48%. As a result of the devaluation of the Brazilian real against the U.S. dollar in January 1999, annual interest rates for the Company during parts of 1999 ranged from 32% to 63% in Brazil. At November 30, 1999, annual interest rates ranged from 20% to 28%. The Brazilian operations borrowings, including accrued interest, at January 31, 2000 were $12.0 million. The Company continues to evaluate financing alternatives to reduce interest expense for its Brazilian operations.

  The Company has short-term borrowings in the PRC as discussed in Foreign Exchange Risk.

  The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0%.

Derivative Financial Instruments

  The Company uses various derivative financial instruments as part of an overall strategy to manage the Company's exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with international operations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes.

  The risk of loss to the Company in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

  The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment, and by entering into foreign currency hedging instruments in certain instances. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its IFSC. These transactional exposures are managed using various derivative alternatives depending on the length and size of the exposure.

  The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company should purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.

  The major currency exposures hedged by the Company are the British pound, Dutch guilder, Euro and Polish zloty. The carrying amount and fair value of these contracts are not significant. The U.S. dollar equivalent of contractual amounts of the Company's forward exchange contracts consists of the following (in thousands):

                                                        November 30, January 31,
                                                            1999        2000
                                                        ------------ -----------
      British pound....................................   $ 4,905       4,975
      Euro.............................................     2,947       2,842
      Polish zloty.....................................       867         884
                                                          -------       -----
                                                          $ 8,719       8,701
                                                          =======       =====

  The Company had no interest rates swap or cap contracts outstanding at November 30, 1999, or January 31, 2000.

Item 8. Consolidated Financial Statements and Supplementary Data

  See Index to Consolidated Financial Statements on Page F-1 of this Form
10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 2000 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

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

1. Consolidated Financial Statements

  See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2. Financial Statement Schedules

  See Index to Consolidated Financial Statements on page F-1.

3. Exhibits

 Number                               Description
 ------                               -----------
   3.1  Amended and Restated Certificate of Incorporation of CellStar
        Corporation (the "Certificate of Incorporation").(1)

   3.2  Certificate of Amendment to Certificate of Incorporation.(14)

   3.3  Amended and Restated Bylaws of CellStar Corporation.(17)

   4.1  The Certificate of Incorporation, Certificate of Amendment to
        Certificate of Incorporation and Amended and Restated Bylaws of
        CellStar Corporation filed as Exhibits 3.1, 3.2 and 3.3 are incorporated into this item by reference.(1)(14)(13)

   4.2  Specimen Common Stock Certificate of CellStar Corporation.(2)

   4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as
        Rights Agent ("Rights Agreement").(3)

   4.4  First Amendment to Rights Agreement, dated as of June 18, 1997.(4)

   4.5  Form of Certificate of Designation, Preferences and Rights of Series A
        Preferred Stock of CellStar Corporation ("Certificate of
        Designation").(3)

   4.6  Form of Rights Certificate.(3)

   4.7  Certificate of Correction of Certificate of Designation.(4)

   4.8  Indenture, dated as of October 14, 1997, by and between CellStar
        Corporation and The Bank of New York, as Trustee.(12)

  10.1 Employment Agreement, effective as of December 1, 1994, by and between CellStar Corporation and Alan H. Goldfield.(2)(18)

  10.2  Employment Agreement, effective January 22, 1998, by and between
        CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-
        Hsien.(13)(18)

  10.3 Employment Agreement, effective as of November 12, 1999, by and between CellStar, Ltd., CellStar Corporation and Dale H. Allardyce.(17)(18)

  10.4 Employment Agreement, effective as of November 5, 1999, by and between CellStar, Ltd., CellStar Corporation and Austin P. Young.(17)(18)

  10.5 Employment Agreement, effective as of January 21, 2000, by and between CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez.(17)(18)

  10.6  Agreement by and between Motorola Inc., by and through its Pan American
        Cellular Subscriber Group, and CellStar, Ltd., effective January 1,
        1997 (United States).(6)(19)

  10.7  Master Agreement for the Purchase of Products and Inventory
        Maintenance, Assembly and Fulfillment (IAF) Services between Pacific
        Bell Mobile Services and CellStar, Ltd., effective September 20,
        1996.(5)(19)

 Number                               Description
 ------                               -----------
 10.8   Agreement by and between National Auto Center, Inc. and the Pan
        American Cellular Subscriber Division of Motorola Inc., dated as of
        January 1, 1995 (Latin American and Caribbean Territory).(7)

 10.9   Registration Rights Agreement by and between the Company and Audiovox
        Corporation.(9)

 10.10 Form of Warrant for the purchase of shares of common stock to be issued to Ladenburg, Thalmann & Co., Inc. and Raymond James & Associates,
        Inc.(9)

 10.11 Stock Purchase Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995.(1)

 10.12  Registration Rights Agreement by and between the Company and Motorola
        Inc., dated as of July 20, 1995.(1)

 10.13  CellStar Corporation 1994 Amended and Restated Director Nonqualified
        Stock Option Plan.(10)

 10.14  Registration Rights Agreement, dated as of June 2, 1995, between Hong
        An Hsien and CellStar Corporation.(13)(18)

 10.15  Registration Rights Agreement, entered into as of May 30, 1997, between
        Leap International PTE LTD and CellStar Corporation.(11)

 10.16  Purchase Agreement, dated October 7, 1997, by and among CellStar
        Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc.(12)

 10.17 Registration Rights Agreement, dated as of October 14, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase
        Securities Inc.(12)

 10.18  Agreement, dated as of April 28, 1995, by and between CellStar, Ltd.
        and Motorola, Inc., Greater China Cellular Subscriber Division
        (People's Republic of China).(8)

 10.19  Separation Agreement and Release Agreement between Richard M. Gozia and
        CellStar, Ltd., CellStar Corporation, and all affiliated entities, dated April 21, 1999.(15)(18)

 10.20 Amended and Restated Credit Agreement, dated as of August 2, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Chase Securities, Inc. as lead arranger and book manager.(16)

 10.21  Stock Purchase Agreement, dated as of September 3, 1999, among CellStar
        Telecom, Inc., Inmobiliaria Azltan, S.A. de C.V., and Topp Telecom,
        Inc.(16)

 10.22  Letter Agreement between Pacific Bell Mobile Services and CellStar,
        Ltd. dated as of May 31, 1999.(16)

 10.23  Amendment to Master Agreement for the Purchase of Products and
        Inventory Maintenance, Assembly and Fulfillment (IAF) Services between
        Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31,
        1999.(16)(19)

 10.24  Pledge Agreement, dated as of July 10, 1998, between CellStar Telecom,
        Inc. and Chase Bank of Texas, National Association.(16)

 10.25 Contribution and Indemnification Agreement, dated as of July 10, 1998, among CellStar Corporation and the affiliated entities signatory thereto.(16)

 10.26  Guaranty, dated as of July 10, 1998, provided by CellStar Telecom,
        Inc., Florida Properties, Inc., CellStar Global Satellite Service, Ltd.
        to Chase Bank of Texas, National Association and the other banks and lending institutions signatory to the Credit Agreement.(16)

 10.27  Pledge Agreement, dated as of July 10, 1998, between NAC Holdings, Inc.
        and Chase Bank of Texas, National Association.(16)

 10.28  Pledge Agreement, dated as of July 10, 1998, between CellStar
        Corporation and Chase Bank of Texas, National Association.(16)

 10.29  Pledge Agreement, dated as of July 10, 1998, between National Auto
        Center, Inc. and Chase Bank of Texas, National Association.(16)

 Number                               Description
 ------                               -----------
 10.30  Guarantor Security Agreement, dated as of July 10, 1998, among CellStar
        Telecom, Inc. Florida Properties, Inc., CellStar Global Satellite
        Service, Ltd. and Chase Bank of Texas, National Association.(16)

 10.31  First Amendment to Amended and Restated Credit Agreement, dated
        November 23, 1999, among CellStar Corporation and each of the banks and lending institutions signatory thereto.(17)

 10.32  CellStar Corporation 1993 Amended and Restated Long-Term Incentive
        Plan, amended and effective as of January 21, 2000.(17)(18)

 21.1   Subsidiaries of the Company.(17)

 23.1   Consent of KPMG LLP.(17)

 27.1   Financial Data Schedule.(17)

 99.1 Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995.(1)

--------
 (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.
(17) Filed herewith.
(18) The exhibit is a management contract or compensatory plan or arrangement.
(19) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4. Reports on Form 8-K

  None

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

Date: February 25, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Alan H. Goldfield            Chairman of the Board and   February 25, 2000
______________________________________  Chief Executive Officer
          Alan H. Goldfield             (Principal Executive
                                        Officer)

      /s/ Dale H. Allardyce            President and Chief         February 25, 2000
______________________________________  Operating Officer
          Dale H. Allardyce

       /s/ Austin P. Young             Senior Vice President,      February 25, 2000
______________________________________  Chief Financial Officer
           Austin P. Young              and Treasurer (Principal
                                        Financial Officer)

      /s/ Raymond L. Durham            Corporate Controller        February 25, 2000
______________________________________  (Principal Accounting
          Raymond L. Durham             Officer)

                                       Director                    February 25, 2000
______________________________________
            J. L. Jackson

       /s/ James L. Johnson            Director                    February 25, 2000
______________________________________
           James L. Johnson

        /s/ Dale V. Kesler             Director                    February 25, 2000
______________________________________
            Dale V. Kesler

       /s/ Terry S. Parker             Director                    February 25, 2000
______________________________________
           Terry S. Parker

       /s/ Sheldon I. Stein            Director                    February 25, 2000
______________________________________
           Sheldon I. Stein

       /s/ Jere W. Thompson            Director                    February 25, 2000
______________________________________
           Jere W. Thompson

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of November 30, 1999 and 1998...............  F-3

Consolidated Statements of Operations for the years ended November 30,
 1999, 1998 and 1997.......................................................  F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the years ended November 30, 1999, 1998 and 1997......................  F-5

Consolidated Statements of Cash Flows for the years ended November 30,
 1999, 1998 and 1997.......................................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

Schedule II--Valuation and Qualifying Accounts for the years ended November
 30, 1999, 1998 and 1997...................................................  S-1

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
January 14, 2000

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           November 30, 1999 and 1998

                 (Dollars in thousands, except per share data)

                                                               1999     1998
                           ASSETS                            --------  -------
Current assets:
  Cash and cash equivalents................................. $ 95,498   47,983
  Accounts receivable (less allowance for doubtful accounts
   of $33,152 and $33,361, respectively)....................  306,235  349,760
  Inventories...............................................  189,866  274,438
  Deferred income tax assets................................   15,127   18,670
  Prepaid expenses..........................................   32,029   16,806
                                                             --------  -------
    Total current assets....................................  638,755  707,657
Property and equipment, net.................................   27,481   27,858
Goodwill (less accumulated amortization of $10,483 and
 $4,032 respectively).......................................   32,584   32,910
Other assets................................................    7,618    7,100
                                                             --------  -------
                                                             $706,438  775,525
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $212,999  311,326
  Notes payable to financial institutions...................   50,609   85,023
  Accrued expenses..........................................   24,864   39,395
  Income taxes payable......................................    8,646    8,601
  Deferred income tax liabilities...........................    8,796    3,389
                                                             --------  -------
    Total current liabilities...............................  305,914  447,734
Long-term debt..............................................  150,000  150,000
                                                             --------  -------
    Total liabilities.......................................  455,914  597,734
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; none issued..................................       --       --
  Common stock, $.01 par value, 200,000,000 shares
   authorized; 60,057,096 and 58,963,218 shares issued and
   outstanding, respectively................................      601      590
  Additional paid-in capital................................   80,929   76,962
  Common stock warrant......................................       --        4
  Accumulated other comprehensive loss--foreign currency
   translation adjustments..................................   (8,509)  (8,181)
  Retained earnings.........................................  177,503  108,416
                                                             --------  -------
    Total stockholders' equity..............................  250,524  177,791
                                                             --------  -------
                                                             $706,438  775,525
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended November 30, 1999, 1998, and 1997

                     (In thousands, except per share data)

                                                 1999       1998       1997
                                              ----------  ---------  ---------
Revenues..................................... $2,333,805  1,995,850  1,482,814
Cost of sales................................  2,140,375  1,823,075  1,325,488
                                              ----------  ---------  ---------
  Gross profit...............................    193,430    172,775    157,326
Selling, general and administrative
 expenses....................................    111,613    116,747     81,319
Impairment of assets held for sale...........      5,480         --         --
Lawsuit settlement...........................         --      7,577         --
Restructuring charge.........................      3,639         --         --
                                              ----------  ---------  ---------
  Operating income...........................     72,698     48,451     76,007
Other income (expense):
  Interest expense...........................    (19,027)   (14,446)    (7,776)
  Equity in income (loss) of affiliated
   companies, net............................     31,933    (28,448)       465
  Gain on sale of assets.....................      8,774         --         --
  Other, net.................................     (1,876)     1,389      2,260
                                              ----------  ---------  ---------
    Total other income (expense).............     19,804    (41,505)    (5,051)
                                              ----------  ---------  ---------
  Income before income taxes.................     92,502      6,946     70,956
Provision (benefit) for income taxes.........     23,415     (7,418)    17,323
                                              ----------  ---------  ---------
  Net income................................. $   69,087     14,364     53,633
                                              ==========  =========  =========
Net income per share:
  Basic...................................... $     1.16       0.24       0.92
                                              ==========  =========  =========
  Diluted.................................... $     1.12       0.24       0.89
                                              ==========  =========  =========


          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                 Years ended November 30, 1999, 1998, and 1997

                                 (In thousands)

                                                           Accumulated
                         Common Stock  Additional Common      other
                         -------------  paid-in    stock  comprehensive Retained
                         Shares Amount  capital   warrant     loss      earnings  Total
                         ------ ------ ---------- ------- ------------- -------- -------
Balance at November 30,
 1996................... 57,821  $193    68,167       4      (4,520)     40,419  104,263
 Comprehensive income:
  Net income............     --    --        --      --          --      53,633   53,633
  Foreign currency
   translation
   adjustment...........     --    --        --      --      (1,949)         --   (1,949)
                                                                                 -------
    Total comprehensive
     income.............                                                          51,684
 Common stock issued
  under stock option
  plans.................    334     2     2,167      --          --          --    2,169
 Common stock issued for
  acquisition of
  minority interest.....    344     1     2,748      --          --          --    2,749
 Three-for-two stock
  split.................     --    97       (97)     --          --          --       --
                         ------  ----    ------     ---      ------     -------  -------
Balance at November 30,
 1997................... 58,499   293    72,985       4      (6,469)     94,052  160,865
 Comprehensive income:
  Net income............     --    --        --      --          --      14,364   14,364
  Foreign currency
   translation
   adjustment...........     --    --        --      --      (1,712)         --   (1,712)
                                                                                 -------
    Total comprehensive
     income.............                                                          12,652
 Common stock issued
  under stock option
  plans.................    464     5     4,269      --          --          --    4,274
 Two-for-one common
  stock split...........     --   292      (292)     --          --          --       --
                         ------  ----    ------     ---      ------     -------  -------
Balance at November 30,
 1998................... 58,963   590    76,962       4      (8,181)    108,416  177,791
 Comprehensive income:
  Net income............     --    --        --      --          --      69,087   69,087
  Foreign currency
   translation
   adjustment...........     --    --        --      --        (328)         --     (328)
                                                                                 -------
    Total comprehensive
     income.............                                                          68,759
 Common stock issued
  under stock option
  plans.................    533     5     3,969      --          --          --    3,974
 Exercise of common
  stock warrant.........    561     6        (2)     (4)         --          --       --
                         ------  ----    ------     ---      ------     -------  -------
Balance at November 30,
 1999................... 60,057  $601    80,929      --      (8,509)    177,503  250,524
                         ======  ====    ======     ===      ======     =======  =======

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended November 30, 1999, 1998, and 1997

                                 (In thousands)

                                                    1999      1998       1997
                                                  --------  ---------  ---------
Cash flows from operating activities:
 Net income.....................................  $ 69,087     14,364     53,633
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for doubtful accounts...............    11,643     14,120      4,239
  Provision for inventory obsolescence..........    23,012     12,434      4,830
  Depreciation and amortization.................    16,911     11,426      5,063
  Gain on sale of assets........................    (8,774)        --         --
  Equity in loss (income) of affiliated
   companies, net...............................   (31,933)    28,448       (465)
  Deferred income taxes.........................     8,950    (13,073)     1,754
  Changes in certain operating assets and
   liabilities:
   Accounts receivable..........................    29,751   (208,437)   (46,516)
   Inventories..................................    61,232    (90,164)  (100,761)
   Prepaid expenses.............................   (15,201)    (8,803)    (5,040)
   Other assets.................................    (2,327)      (116)       241
   Accounts payable.............................   (99,349)   119,360     44,523
   Accrued expenses.............................   (16,070)    19,760      2,624
   Income taxes payable.........................       882     (2,109)     9,192
                                                  --------  ---------  ---------
    Net cash provided by (used in) operating
     activities.................................    47,814   (102,790)   (26,683)
                                                  --------  ---------  ---------
Cash flows from investing activities:
 Purchases of property and equipment............    (8,499)   (12,498)    (6,212)
 Acquisitions of businesses, net of cash
  acquired......................................    (2,301)   (13,526)        --
 Proceeds from sale of assets...................    41,778         --         --
 Acquisition of minority interests..............        --       (900)      (502)
 Purchase of equity investments.................        --         --     (3,412)
                                                  --------  ---------  ---------
    Net cash provided by (used in) investing
     activities.................................    30,978    (26,924)   (10,126)
                                                  --------  ---------  ---------
Cash flows from financing activities:
 Net borrowings (payments) on notes payable to
  financial institutions........................   (34,414)    82,030    (56,136)
 Checks not presented for payment...............        --     17,719         --
 Net proceeds from issuance of long-term debt...        --         --    144,979
 Principal payments on long-term debt...........        --         --     (6,853)
 Net proceeds from issuance of common stock.....     3,137      3,302      2,169
                                                  --------  ---------  ---------
    Net cash provided by (used in) financing
     activities.................................   (31,277)   103,051     84,159
                                                  --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents....................................    47,515    (26,663)    47,350
Cash and cash equivalents at beginning of year..    47,983     74,646     27,296
                                                  --------  ---------  ---------
Cash and cash equivalents at end of year........  $ 95,498     47,983     74,646
                                                  ========  =========  =========

          See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 (a) Basis for Presentation

  CellStar Corporation and subsidiaries (the "Company") is a global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, Latin America, Europe and North America. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

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

 (e) Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the net realizable value of this intangible asset by determining the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated future operating cash flows, then the goodwill will be adjusted to a level commensurate with a discounted cash flow analysis of the underlying assets.

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES

 (h) Revenue Recognition

  For the Company's wholesale business, revenue is recognized when product is shipped. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee revenue when the service is performed.

 (i) Foreign Currency

  Assets and liabilities of the Company's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive income or loss in stockholders' equity, except for subsidiaries located in countries whose economies are considered highly inflationary. In such cases, translation adjustments are included primarily in other income (expense) in the accompanying consolidated statements of operations. Net transaction gains or (losses) for the years ended November 30, 1999, 1998 and 1997 were ($3.4) million, $0.3 million and ($1.4) million, respectively. The currency exchange rates of the Latin American countries in which the Company conducts operations have historically been volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into non-deliverable foreign currency forward contracts in certain instances.

 (j) Derivative Financial Instruments

  The Company uses financial instruments to manage its exposure to movements in foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the corporation. The Company does not use financial instruments for trading purposes nor is the Company party to leveraged derivatives.

  Foreign exchange instruments that hedge the currency exposure on intercompany loans and sales transactions are accounted for using hedge accounting. Under hedge accounting, these contracts are valued at current spot rates at the market's close, and the change in value offsets the related transaction losses or gains.

  The Company used foreign currency non-deliverable forward ("NDF") contracts to manage certain foreign exchange risks in conjunction with transactions with E.A. Electronicos e Componentes Ltda. [see Footnote 2(b)]. These contracts did not qualify as hedges against financial statement exposure. Gains or losses on these contracts represent the difference between the forward rate available on the underlying currency against the U.S. dollar for the remaining maturity of the contracts as of the balance sheet date and the contracted forward rate and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

  A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended November 30, 1999, 1998, and 1997, follows (in thousands, except per share data):

                                                          1999    1998   1997
                                                         ------- ------ ------
Basic:
Net income.............................................. $69,087 14,364 53,633
                                                         ======= ====== ======
Weighted average number of shares outstanding...........  59,757 58,865 58,144
                                                         ======= ====== ======
  Net income per share.................................. $  1.16   0.24   0.92
                                                         ======= ====== ======
Diluted:
Net income.............................................. $69,087 14,364 53,633
Interest on convertible notes, net of tax effect........   4,500     --    567
                                                         ------- ------ ------
  Adjusted net income................................... $73,587 14,364 54,200
                                                         ======= ====== ======
Weighted average number of shares outstanding...........  59,757 58,865 58,144
Effect of dilutive securities:
  Stock options and warrant.............................     411  1,791  2,024
  Convertible notes.....................................   5,421     --    683
                                                         ------- ------ ------
Weighted average number of shares outstanding including
 effect of dilutive securities..........................  65,589 60,656 60,851
                                                         ======= ====== ======
  Net income per share.................................. $  1.12   0.24   0.89
                                                         ======= ====== ======

  Options to purchase 2.3 million, 1.3 million, and 0.1 million shares of common stock for 1999, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

  Diluted weighted average shares outstanding at November 30, 1998 do not include 5.4 million common equivalent shares issuable for the convertible notes, as their effect would be anti-dilutive.

 (n) Comprehensive Income

  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income. The Company does not tax effect its foreign currency translation adjustments since it considers the unremitted earnings of its foreign subsidiaries to be indefinitely reinvested.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

 (o) Consolidated Statements of Cash Flow Information

  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $19.4 million, $13.0 million and $7.1 million of interest for the years ended November 30, 1999, 1998 and 1997, respectively. The Company paid approximately $13.6 million, $8.7 million and $6.4 million of income taxes for the years ended November 30, 1999, 1998 and 1997, respectively.

 (p) Stock Option Plans

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related interpretations, in accounting for its fixed stock option plans. Accordingly, compensation expense is recorded on the date of grant of options only if the current market price of the underlying stock exceeds the exercise price.

(2) Related Party Transactions

 (a) Transactions with Motorola

  Motorola purchased 2.1 million shares of the Company's common stock in July 1995 and is a major supplier of handsets and accessories. Total purchases from Motorola approximated $1,055.1 million, $1,276.1 million and $1,057.2 million for the years ended November 30, 1999, 1998 and 1997, respectively. Included in accounts payable at November 30, 1999 and 1998 was approximately $87.5 million and $200.3 million, respectively, due to Motorola for purchases of inventory.

 (b) Transactions with E.A. Electronicos e Componentes Ltda.

  Since 1998, the Company's Brazilian operations have been primarily conducted through a majority-owned joint venture. The primary supplier of handsets to the joint venture was a Brazilian importer, E.A. Electronicos e Componentes Ltda. ("E.A."), who is a customer of the Company. Sales to E.A. are excluded from the Company's consolidated revenues, and the related gross profit is deferred until the handsets are sold by the Brazilian joint venture to customers. At November 30, 1999 and 1998, the Company had accounts receivable of $7.0 million and $58.5 million, respectively, due from E.A. and accounts payable of $10.5 million and $50.9 million, respectively, due to E.A.

  From November 1998 through March 1999, the Company used Brazilian real NDF contracts to manage currency exposure risk related to credit sales made to E.A. Payment for these sales was remitted by E.A. using the Brazilian real rate exchange against the U.S. dollar on the day the Company recorded the sale to E.A. Foreign currency rate fluctuations caused bad debt expense of $26.4 million related to the payments remitted by the importer. This expense was included in selling, general and administrative expenses for the year ended November 30, 1999, but was completely offset by gains realized on NDF contract settlements, which gains also were included in selling, general and administrative expenses.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(3) Fair Value of Financial Instruments

  The carrying amounts of current assets and liabilities as of November 30, 1999 and 1998 approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt represents quoted market prices as of November 30, 1999 and 1998 as set forth in the table below (in thousands):

                                                      1999            1998
                                                ---------------- ---------------
                                                Carrying  Fair   Carrying  Fair
                                                 Amount   Value   Amount  Value
                                                -------- ------- -------- ------
      Long-term debt........................... $150,000 116,350 $150,000 91,500
                                                ======== ======= ======== ======

(4) Property and Equipment

  Property and equipment consisted of the following at November 30, 1999 and 1998 (in thousands):

                                                               1999      1998
                                                             --------  --------
      Land and building..................................... $  9,382     9,298
      Furniture, fixtures and equipment.....................   28,937    23,895
      Jet aircraft..........................................    4,454     4,454
      Leasehold improvements................................    5,137     4,159
                                                             --------  --------
                                                               47,910    41,806
      Less accumulated depreciation and amortization........  (20,429)  (13,948)
                                                             --------  --------
                                                             $ 27,481    27,858
                                                             ========  ========

(5) Investments in Affiliated Companies

  At November 30, 1999 and 1998, investments in affiliated companies includes a 49% interest in CellStar Amtel Sdn. Bhd. ("Amtel"), a Malaysian company. Amtel is a distributor of wireless handsets. The Company's investment in Amtel approximates its equity in Amtel's net assets.

  At November 30, 1998, investments in affiliated companies included an 18% voting interest in the common stock of Topp Telecom, Inc. ("Topp"). Topp is a reseller of wireless airtime through the provision of prepaid wireless services.

  In November 1997, the Company made a $3.0 million equity investment in Topp, which represented an 18% voting interest in its common stock, and began supplying Topp with handsets.

  Topp incurred substantial operating losses associated with the acquisition costs of expanding its customer base. Beginning in the Company's third fiscal quarter of 1998, the Company became Topp's primary source of funding through the Company's supply of handsets. Accordingly, the Company then began to account for its debt and equity investment in Topp under the modified equity method. Under this method, in 1998 the Company recognized Topp's net loss to the extent of the Company's entire debt and equity investment, or $29.2 million. In February 1999, the Company sold part of its equity investment in Topp to a wholly-owned subsidiary of TelMex. At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company received cash in the amount of $7.0 million, retained a $22.5 million note receivable and a 19.5% equity ownership interest in Topp, and recorded a pre-tax gain of $5.8 million. In September 1999, the Company sold its remaining debt and equity interest in Topp for $26.5 million in cash, resulting in a pre-tax gain of $26.1 million.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Summary financial information for Topp as of and for the eleven months ended November 30, 1998 (unaudited, in thousands) follows:

      As of November 30, 1998:
        Current assets................................................. $13,303
        Total assets...................................................  16,575
        Current liabilities............................................  34,062
        Total liabilities..............................................  58,852
        Stockholders' deficit.......................................... (42,277)

  For the eleven months ended November 30, 1998:

      Revenues........................................................ $ 34,491
      Gross margin....................................................    8,183
      Net loss........................................................  (35,788)

(6) Debt

  Notes payable to financial institutions consisted of the following at November 30, 1999 and 1998 (in thousands):

                                                                   1999    1998
                                                                  ------- ------
      Multicurrency revolving credit facility.................... $17,200 73,500
      Brazilian credit facilities................................   8,872 11,523
      PRC credit facilities......................................  24,537     --
                                                                  ------- ------
                                                                  $50,609 85,023
                                                                  ======= ======

  On October 15, 1997, the Company entered into a $135.0 million Multicurrency Revolving Credit Facility (the "Facility") with a syndicate of banks. On April 8, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. On August 2, 1999, the Company restructured its Facility to add additional flexibility for foreign working capital funding and capitalization. Also under this restructuring the Company received expanded borrowing capacity on its domestic assets. The Facility has a term of approximately five years and provides the ability to borrow up to $25.0 million in certain currencies that are customarily offered to banks in the London interbank market and are convertible into dollars. Fundings under the Facility are limited by a borrowing base test, which is measured monthly. Borrowings under the Facility are made under London Interbank Offering Rate contracts, generally for 30-90 days, or at the bank's prime lending rate. Total interest charged on those borrowings includes an applicable margin that is subject to certain increases if the Company's ratio of consolidated funded debt to consolidated cash flow is greater than or equal to 3.0 to 1.0, which is determined at the end of each fiscal quarter. At November 30, 1999, the interest rate on the Facility borrowing was 8.75%. The Facility is secured by the Company's accounts receivable, property, plant and equipment and all other real property. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets. At November 30, 1999, the Company had available $66.5 million of unused borrowing capacity.

  As of November 30, 1999, the Company's Brazilian operations had borrowed $8.9 million, including accrued interest thereon, under credit facilities with several Brazilian banks. All $8.9 million was denominated in Brazilian reals. Interest rates on borrowings in Brazil range from approximately 20% to 28%. In conjunction with these credit facilities, the Company issued $9.15 million of letters of credit against its Facility to guarantee the repayment of the principal plus interest and all other contractual obligations of its Brazilian operations to one of the Brazilian banks.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  At November 30, 1999, The Company's operations in the People's Republic of China ("PRC") had a $12.5 million loan from a PRC bank bearing interest at 5.52% which matures in September 2000 and is fully collateralized by a U.S. dollar cash deposit. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure the repatriation of these funds. This $12.5 million loan was used to secure an RMB line of credit for the U.S. dollar equivalent of $12.5 million. At November 30, 1999, $12.0 million had been borrowed against the line of credit and bears interest at 5.85% with maturity dates through September 2000.

  The weighted average interest rate on short-term borrowings at November 30, 1999 and 1998, was 7.5% and 7.3%, respectively.

  At November 30, 1999 and 1998, long-term debt consisted of $150.0 million of the Company's 5% Convertible Subordinated Notes Due October 15, 2002 (the "Notes"), which are convertible into 5.4 million shares of common stock at $27.668 per share at any time prior to maturity. Subsequent to October 18, 2000, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102% and thereafter at prices declining to 100% at maturity, together with accrued interest. The Notes were initially issued pursuant to an exempt offering and were subsequently registered under the Securities Act of 1933, along with the common stock into which the Notes are convertible.

(7) Income Taxes

  The Company's income (loss) before income taxes was comprised of the following for the years ended November 30, 1999, 1998 and 1997 (in thousands):

                                                          1999    1998     1997
                                                         ------- -------  ------
      United States..................................... $13,430 (48,413) 22,539
      International.....................................  79,072  55,359  48,417
                                                         ------- -------  ------
        Total........................................... $92,502   6,946  70,956
                                                         ======= =======  ======

  Provision (benefit) for income taxes for the years ended November 30, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                     Current  Deferred   Total
                                                     -------  --------  -------
      Year ended November 30, 1999:
        United States:
          Federal................................... $   (28)   3,245     3,217
          State.....................................     897      407     1,304
        International...............................  13,596    5,298    18,894
                                                     -------  -------   -------
                                                     $14,465    8,950    23,415
                                                     =======  =======   =======

      Year ended November 30, 1998:
        United States:
          Federal................................... $(2,553) (15,283)  (17,836)
          State.....................................   1,067     (849)      218
        International...............................   7,141    3,059    10,200
                                                     -------  -------   -------
                                                     $ 5,655  (13,073)   (7,418)
                                                     =======  =======   =======
      Year ended November 30, 1997:
        United States:
          Federal................................... $ 4,408    1,736     6,144
          State.....................................   1,134       89     1,223
        International...............................  10,027      (71)    9,956
                                                     -------  -------   -------
                                                     $15,569    1,754    17,323
                                                     =======  =======   =======

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 1999, 1998 and 1997 (in thousands):

                                                     1999      1998     1997
                                                    -------  --------  -------
Expected tax expense (benefit)....................  $32,376     2,431   24,835
International and U.S. tax effects attributable to
 international operations.........................   (8,628)  (11,207)  (7,022)
State income taxes, net of Federal benefits.......      848       142      795
Equity in (loss) income of affiliated companies,
 net..............................................        6       781     (163)
Other, net........................................   (1,187)      435   (1,122)
                                                    -------  --------  -------
  Actual tax (benefit) expense....................  $23,415    (7,418)  17,323
                                                    =======  ========  =======

  As a result of certain activities undertaken by the Company, income in certain foreign countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, primarily through 1999. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $3.0 million, $5.3 million and $1.5 million, respectively, for 1999, 1998 and 1997, respectively.

  The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 1999 and 1998, is presented below (in thousands):

                                                                 1999     1998
                                                                -------  ------
      Deferred income tax assets:
       United States:
        Accounts receivable.................................... $ 2,746  12,744
        Inventory adjustments for tax purposes.................   4,666   3,425
        Class action lawsuit settlement........................      --   2,498
        Net operating loss carryforwards.......................   2,306      --
        Foreign tax credit carryforwards.......................   2,308      --
        Other, net.............................................   2,279     340
       International:
        Accounts receivable....................................      --     189
        Net operating loss carryforwards.......................   4,172   1,913
        Other, net.............................................     822     135
                                                                -------  ------
                                                                 19,299  21,244
       Valuation allowance.....................................  (4,172) (2,574)
                                                                -------  ------
                                                                $15,127  18,670
                                                                =======  ======
      Deferred income tax liabilities:
       International:
        Other, net............................................. $ 8,796   3,389
                                                                =======  ======

  In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance for deferred income tax assets as of December 1, 1998 and 1997, was $2.6 million and $1.4 million, respectively. The net change in the total valuation allowance for the years ended November 30, 1999 and 1998, was an increase of $1.6 million and $1.2 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income,

                     CELLSTAR CORPORATION AND SUBSIDIARIES
and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company should realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

  The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At November 30, 1999, the Company had not provided U.S. Federal income taxes on earnings of international subsidiaries of approximately $181.9 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

  Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change on final determination by the respective taxing authorities. Management believes it has made an adequate tax provision.

(8) Leases

  The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases which range from two to 99 years and which facility and retail store leases generally contain renewal options. Rental expense for operating leases was $6.0 million, $5.6 million and $4.3 million for the years ended November 30, 1999, 1998 and 1997, respectively. Future minimum lease payments under operating leases as of November 30, 1999 are as follows (in thousands):

      Year ending November 30,                                           Amount
      ------------------------                                           -------
        2000............................................................ $ 6,202
        2001............................................................   3,954
        2002............................................................   2,976
        2003............................................................   2,321
        2004............................................................     935
        Thereafter......................................................     206
                                                                         -------
                                                                         $16,594
                                                                         =======

(9) Impairment of Assets Held for Sale.

  Based on the market conditions in Poland, the Company decided, in the fourth quarter of 1999, to sell its Polish operations. The Company recorded an impairment charge of $5.5 million, including $4.5 million of goodwill amortization, to reduce the carrying value of the assets to their estimated net realizable value. For 1999, and 1998, revenues for the operations in Poland were $7.4 million and $9.9 million, respectively.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

(10) Lawsuit Settlement

  During the period from May 14, 1996 through July 22, 1996, four separate purported class action lawsuits were filed in the United States District Court, Northern District of Texas, Dallas Division, against the Company, certain of the Company's current and former officers, directors and employees, and the Company's independent auditors. The four lawsuits were consolidated, and the State of Wisconsin Investment Board was appointed lead plaintiff in the consolidated action. On November 19, 1998, the Company entered into a Stipulation of Settlement that resolved all claims pending in the suit. The settlement was approved by the Court on January 25, 1999, and all remaining claims were dismissed.

(11) Restructuring Charge

  As part of the Company's strategy to streamline its organizational structure, beginning in the second quarter of 1999 the Company reorganized and consolidated the management of the Company's Latin American and North American Regions and centralized the management in the Company's Asia-Pacific Region. As a result, the consolidated statements of operations for the year ended November 30, 1999, include a charge of $3.6 million related to the reorganization. Of the total costs, $0.8 million consisted of non-cash outlays and the remaining $2.8 million consisted of cash outlays, of which $2.4 had been paid at November 30, 1999. The components of the restructuring charge were as follows (in thousands):

      Employee termination costs........................................ $2,373
      Write-down of assets..............................................    760
      Other.............................................................    506
                                                                         ------
                                                                         $3,639
                                                                         ======

(12) Gain on Sale of Assets

  The Company recorded a gain of $8.8 million for the year ended November 30, 1999 associated with the sale of the following (in thousands):

      Prepaid operations in Venezuela................................... $5,197
      Retail stores in the United States................................  2,911
      Other.............................................................    666
                                                                         ------
                                                                         $8,774
                                                                         ======

(13) Concentration of Credit Risk and Major Customer Information

  Pacific Bell Mobile Services, a North American Region customer, accounted for less than 10% of revenues in the year ended November 30, 1999, approximately 10% or $194.6 million, and approximately 12%, or $178.2 million, of revenues for the years ended November 30, 1998 and 1997, respectively. No other customer accounted for 10% or more of consolidated revenues in any of the years ended November 30, 1999, 1998 or 1997.

(14) Segment and Related Information

  The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida, operations ("Miami"), Europe and North America, primarily the United States. Revenues and operations of Miami are included in Latin America since Miami's

                     CELLSTAR CORPORATION AND SUBSIDIARIES
activities are primarily for export to South American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Facility and Notes. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant.

  Segment information for the years ended November 30, 1999, 1998 and 1997 follows (in thousands):

                          Asia-     Latin            North
                         Pacific   America Europe   America  Corporate   Total
                         --------  ------- -------  -------  --------- ---------
November 30, 1999:
  Revenues from external
   customers............ $769,412  717,273 469,991  377,129        --  2,333,805
  Impairment of assets
   held for sale........       --       --     705       --     4,775      5,480
  Restructuring charge..    1,277       --      --    2,302        60      3,639
  Operating income
   (loss)...............   41,537   31,580  10,281   17,529   (28,229)    72,698
  Equity in income
   (loss) of affiliated
   companies, net.......      (18)      --      --   31,951        --     31,933
  Income (loss) before
   interest and income
   taxes................   41,102   31,013  10,208   48,555   (23,230)   107,648
  Total assets..........  240,523  261,618  56,536  126,208    21,553    706,438
  Depreciation and
   amortization.........    1,869    2,564   6,426    3,683     2,369     16,911

November 30, 1998:
  Revenues from external
   customers............ $513,869  705,624 303,520  472,837        --  1,995,850
  Lawsuit settlement....       --       --      --       --     7,577      7,577
  Operating income
   (loss)...............   38,727   28,541   5,226      527   (24,570)    48,451
  Equity in income
   (loss) of affiliated
   companies, net.......      768       --      --  (29,216)       --    (28,448)
  Income (loss) before
   interest and income
   taxes................   37,804   27,959   6,482  (28,437)  (25,337)    18,471
  Total assets..........  235,147  319,944  54,659  152,004    13,771    775,525
  Depreciation and
   amortization.........    2,012    3,742     670    3,197     1,805     11,426

November 30, 1997:
  Revenues from external
   customers............ $422,751  497,336  69,142  493,585        --  1,482,814
  Operating income
   (loss)...............   44,535   41,446    (145)   5,475   (15,304)    76,007
  Equity in income
   (loss) of affiliated
   company..............      465       --      --       --        --        465
  Income (loss) before
   interest and income
   taxes................   45,437   41,216    (215)   7,219   (17,055)    76,602
  Total assets..........  120,728  168,532  15,438  183,687     8,726    497,111
  Depreciation and
   amortization.........    1,417      715     152    1,691     1,088      5,063

  A reconciliation from the segment information to the income before income taxes included in the consolidated statements of operations for the years ended November 30, 1999, 1998, and 1997 follows (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  ------
Income (loss) before interest and income taxes per
 segment information...............................  $107,648   18,471  76,602
Interest expense per the consolidated statements of
 operations........................................   (19,027) (14,446) (7,776)
Interest income included in other, net in the
 consolidated statements of operations.............     3,881    2,921   2,130
                                                     --------  -------  ------
Income before income taxes per the consolidated
 statements of operations..........................  $ 92,502    6,946  70,956
                                                     ========  =======  ======

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Geographical information for the years ended November 30, 1999, 1998 and 1997, follows (in thousands):

                                 1999                  1998                 1997
                         --------------------- -------------------- --------------------
                                    Long-lived           Long-lived           Long-lived
                          Revenues    Assets   Revenues    Assets   Revenues    Assets
                         ---------- ---------- --------- ---------- --------- ----------
United States........... $  531,328   15,830     834,521   17,336     866,866   14,409
People's Republic of
 China, including Hong
 Kong...................    528,572    1,869     404,883    1,770     319,703    2,004
United Kingdom..........    341,090      798     209,439      372      69,142      466
All other countries.....    932,815    8,984     547,007    8,380     227,103    5,998
                         ----------   ------   ---------   ------   ---------   ------
                         $2,333,805   27,481   1,995,850   27,858   1,482,814   22,877
                         ==========   ======   =========   ======   =========   ======

(15) Acquisitions

 (a) Business Acquired

  In August 1999, the Company acquired the business and certain net assets of Montana Telecommunications Group B.V. in The Netherlands in a transaction accounted for as a purchase. The purchase price was $2.3 million, which resulted in $1.0 million of goodwill with an estimated life of 20 years. Additional payments based on future operating results of the business over the next four years may be paid in cash.

  The Company acquired three companies during 1998: (i) TA Intercall AB (Sweden), January 1998; (ii) Digicom Spoka zo.o. (Poland), March 1998; and
(iii) ACC del Peru (Peru), May 1998. Each of these transactions was accounted for as a purchase. The aggregate of the purchase prices was $18.2 million, which resulted in $18.1 million of goodwill with an estimated life of 20 years. Additional payments based on future operating results of the applicable businesses over the next two years may be paid either in cash or common stock at the Company's option.

  The consolidated financial statements include the operating results of each business from the date of acquisition. The impact of these acquisitions was not material in relation to the Company's consolidated financial position or results of operations. Contingent payments, if paid for the above transactions, will be accounted for as goodwill.

 (b) Acquisition of Minority Interest in CellStar Pacific

  On May 30, 1997, the Company acquired the remaining 20% minority interest of CellStar Pacific, the Company's Singapore subsidiary, which conducts operations in Singapore, The Philippines, and Malaysia, for common stock valued at $2.7 million and $0.5 million in cash.

(16) Stockholders' Equity

 (a) Common Stock Warrant and Options

  At November 30, 1998, the Company had outstanding a warrant exercisable for
1.3 million restricted shares of its common stock at $4.60 per share. In December 1998, the warrant holder and the Company amended the warrant agreement to remove the restriction on the resale of the common stock issuable on exercise of the warrants and to pay the exercise price in shares of common stock. The holder subsequently exercised the warrants and was issued 0.6 million shares of common stock.

  The Company has a stock option plan (the "Plan") covering 8.0 million shares of its common stock. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death,

                     CELLSTAR CORPORATION AND SUBSIDIARIES
disability, retirement or other termination of service of the optionee. Options have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

  The Company also has an incentive stock option plan for certain officers of the Company covering 150,000 shares of common stock.

  The Company also has a stock option plan for non-employee directors ("Directors' Option Plan"). The Directors' Option Plan provides that each non-employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director should automatically be granted an option to purchase 7,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 150,000 shares of common stock are authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan becomes exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee.

  The per share weighted-average fair market value of stock options granted during the years ended November 30, 1999, 1998 and 1997, was $4.45, $6.375 and $7.249, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
      Dividend yield..........................................  0.0%  0.0%  0.0%
      Volatility.............................................. 81.0% 83.0% 77.0%
      Risk-free interest rate.................................  5.1%  5.4%  6.0%
      Expected term of options (in years).....................  3.4   3.2   3.7

  The Company applies Opinion 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company's net income would have been the pro forma amounts below for the years ended November 30, 1999, 1998 and 1997 (in thousands):

                                                            1999    1998   1997
                                                           ------- ------ ------
      Net income as reported.............................. $69,087 14,364 53,633
      Diluted net income per share as reported............    1.12   0.24   0.89
      Pro forma net income................................  67,605 10,136 51,380
      Pro forma diluted net income per share..............    1.11   0.17   0.87

  Pro forma net income reflects only options granted after November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to December 1, 1995, is not considered.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  Stock option activity during the years ended November 30, 1999, 1998 and 1997, is as follows:

                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                                    Weighted-           Weighted-           Weighted-
                                     Average             Average             Average
                          Number of Exercise  Number of Exercise  Number of Exercise
                           shares    Prices    shares    Prices    shares    Prices
                          --------- --------- --------- --------- --------- ---------
Granted.................  1,487,450  $8.057   2,095,458  $11.491  2,448,500  $12.499
Exercised...............    532,878   5.545     464,378    7.110    334,406    6.484
Forfeited...............  1,369,012   9.444   1,075,062   19.680    162,500    6.988
Outstanding, end of
 year...................  4,275,588   8.617   4,690,028    8.704  4,134,010    9.965
Exercisable, end of
 year...................  1,929,149   7.829   1,417,757    6.531  1,192,876    6.374
Reserved for future
 grants under the Plan..  2,701,376
Reserved for future
 grants under the
 Directors' Option
 Plan...................     90,000

  For options outstanding and exercisable as of November 30, 1999, the exercise prices and remaining lives were:

                                  Options Outstanding           Options Exercisable
                          ------------------------------------ ---------------------
                                        Weighted-    Weighted-             Weighted-
                                         Average      Average               Average
                            Number    Remaining Life Exercise    Number    Exercise
Range of Exercise Prices  Outstanding   (in years)    Prices   Exercisable  Prices
------------------------  ----------- -------------- --------- ----------- ---------
$2.170-6.170............   1,104,502       6.1        $5.866      913,377   $5.912
$6.219-8.250............   1,499,002       8.1         7.454      454,377    6.892
$8.375-12.030...........   1,557,584       8.4        11.103      505,895   11.201
$12.688-19.880..........     114,500       7.1        16.559       55,500   16.313
                           ---------                            ---------
                           4,275,588       7.7         8.617    1,929,149    7.829
                           =========                            =========

(b) Stockholder Rights Plan

  The Company adopted a Stockholder Rights Plan, which provides that the holders of the Company's common stock receive one-third of a right ("Right") for each share of the Company's common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company's common stock or stock of an acquirer of the Company at a 50% discount. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

(17) Commitments and Contingencies

 (a) Litigation

  During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins;
(2) Mark Krug v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar

                     CELLSTAR CORPORATION AND SUBSIDIARIES

Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (5) Tony LaBella v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark
Q. Huggins; (6) Thomas E. Petrone v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (7) Adele Brody v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins. Each of the above lawsuits seeks certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998 to September 21, 1998. Each of these lawsuits alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and the Company's investment in Topp, resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)(5) promulgated thereunder. The court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. The lead plaintiffs filed a consolidated complaint. On November 8, 1999, the Company filed a Motion to Dismiss the consolidated complaint but the Court has not yet rendered a decision. The Company believes that it has complied with all SEC laws and regulations and that it has meritorious defenses to these allegations and intends to vigorously defend the consolidated action if the Motion to Dismiss is denied.

  The Company is also a party to various other claims, legal actions and complaints arising in the ordinary course of business.

  Management believes that the disposition of these matters should not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

 (b) SEC Investigation

  On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with Federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and is cooperating with the Commission in its investigation.

 (c) Financial Guarantee

  The Company has guaranteed up to MYR 13.0 million (Malaysian ringgits), or $3.4 million as of November 30, 1999, for bank borrowings of its Malaysian joint venture.

 (d) 401(k) Savings Plan

  The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994, or on completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 15% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company's profitability. During the years ended November 30, 1999, 1998 and 1997, the Company made contributions of approximately $0.3 million to the plan.

 (e) Foreign Currency Contracts

  The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company should purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

  The major currency exposures hedged by the Company are the British pound, Dutch guilder, Euro and Polish zloty. The carrying amount and fair value of these contracts are not significant. The U.S. dollar equivalent of contractual amounts of the Company's forward exchange contracts consist of the following at November 30, 1999 (in thousands):

      British pound...................................................... $4,905
      Euro...............................................................  2,947
      Polish zloty.......................................................    867
                                                                          ------
                                                                          $8,719
                                                                          ======

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                    SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

                     (In thousands, except per share data)

                                   First      Second      Third     Fourth
                                  Quarter     Quarter    Quarter    Quarter
                                  --------    -------    -------    -------
1999
  Revenues....................... $515,348    570,325    560,222    687,910
  Gross profit...................   43,639     49,058     47,706     53,027
  Net income.....................   15,591(a)  13,969(b)  14,998     24,529 (c)
  Net income per share:
    Basic........................     0.26       0.23       0.25       0.41
    Diluted......................     0.26       0.23       0.25       0.39
1998
  Revenues....................... $406,745    445,660    501,750    641,695
  Gross profit...................   41,410     44,902     41,025     45,438
  Net income (loss)..............   14,248     16,599      2,390(d) (18,873)(e)
  Net income (loss) per share:
    Basic........................     0.24       0.28       0.04      (0.32)
    Diluted......................     0.23       0.27       0.04      (0.32)

--------
(a) In the first quarter of 1999, the Company's operations were affected by the gain on the sale of part of its equity and debt investment in Topp, a gain associated with the sale of all its retail stores in the Dallas-Fort Worth area, and a loss on the conversion of a U.S. dollar denominated loan into Brazilian reals.
(b) In the second quarter of 1999, the Company's operations were affected by the restructuring charge associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of the management in the Asia-Pacific Region and the sale of its prepaid operation in Venezuela and retail stores in the Kansas City area.
(c) In the fourth quarter of 1999, the Company's operations were affected by the gain on the sale of the remaining debt and equity interest in Topp and a charge to reduce the carrying value of CellStar Poland Sp. zo.o.
(d) In the third quarter of 1998, the Company's operations were affected by the recognition of a portion of Topp's net loss based on its most recent quarter-end, June 30, 1998, and the Company's adoption of the modified equity method of accounting.
(e) In the fourth quarter of 1998, the Company's operations were affected by its recognition of Topp's net loss to the extent of the Company's entire debt and equity investment in Topp; the settlement of the class action lawsuit; and the cost of de-emphasizing or eliminating certain businesses.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years ended November 30, 1999, 1998 and 1997

                                (In thousands)

                              Balance  Charged                         Balance
                                at     to costs Charged to Deductions, at end
                             beginning   and    activation   net of      of
                             of period expenses income(a)  recoveries  period
                             --------- -------- ---------- ----------- -------
Allowance for doubtful
 accounts:
  November 30, 1999.........  $33,361   10,392    1,251      (11,852)  33,152
  November 30, 1998.........   23,857   13,639      481       (4,616)  33,361
  November 30, 1997.........   29,023    3,131    1,108       (9,405)  23,857

Reserve for inventory
 obsolescence:
  November 30, 1999.........  $12,082   23,012       --      (20,226)  14,868
  November 30, 1998.........    2,795   12,434       --       (3,147)  12,082
  November 30, 1997.........    8,322    4,830       --      (10,357)   2,795

--------
(a) The Company, under agent agreements, earns activation commissions from wireless service providers on engaging subscribers for wireless handset services in connection with the Company's retail operations. The agent agreements also provide for the reduction or elimination of activation commissions if the subscribers deactivate service within a stipulated period. The Company reduces activation income for increases in the allowance for estimated deactivations.