Form 10-Q
period 2000-02-29
CELLSTAR CORP
filed 2000-04-14
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2000

                                      or

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

                                   Yes   X   No____
                                       -----
     On April 11, 2000, there were 60,135,971 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q

                                                                            Page
PART I - FINANCIAL INFORMATION                                            Number
------   ---------------------                                            ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         February 29, 2000 and November 30, 1999                               3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three months ended February 29, 2000 and February 28, 1999            4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
         COMPREHENSIVE INCOME (unaudited)
         Three months ended February 29, 2000                                  5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Three months ended February 29, 2000 and February 28, 1999            6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   9

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           13


PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                    14

Item 2.  CHANGES IN SECURITIES                                                14

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

Item 5.  OTHER INFORMATION                                                    14

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                     February 29,           November 30,
                                                                         2000                   1999
                                                                     ------------           ------------
Assets
Current assets:
       Cash and cash equivalents                                     $     97,113                 95,498
       Accounts receivable (less allowance for doubtful
            accounts of $33,965 and $33,152, respectively)                301,455                306,235
       Inventories                                                        249,520                189,866
       Deferred income tax assets                                          17,150                 15,127
       Prepaid expenses                                                    33,689                 32,029
                                                                     ------------           ------------
            Total current assets                                          698,927                638,755

Property and equipment, net                                                27,077                 27,481
Goodwill (less accumulated amortization of $10,940
       and $10,483, respectively)                                          31,908                 32,584
Other assets                                                               12,304                  7,618
                                                                     ------------           ------------
                                                                     $    770,216                706,438
                                                                     ============           ============
Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                              $    215,495                212,999
       Notes payable to financial institutions                             97,756                 50,609
       Accrued expenses                                                    25,540                 24,864
       Income taxes payable                                                 9,212                  8,646
       Deferred income tax liabilities                                     12,322                  8,796
                                                                     ------------           ------------
            Total current liabilities                                     360,325                305,914
Long-term debt                                                            150,000                150,000
                                                                     ------------           ------------
            Total liabilities                                             510,325                455,914
                                                                     ------------           ------------

Stockholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares
            authorized; none issued                                             -                      -
       Common stock, $.01 par value, 200,000,000 shares
            authorized; 60,126,346 and 60,057,096 shares
            issued and outstanding, respectively                              601                    601
       Additional paid-in capital                                          81,208                 80,929
       Accumulated other comprehensive loss - foreign
            currency translation adjustments                               (8,867)                (8,509)
       Retained earnings                                                  186,949                177,503
                                                                     ------------           ------------
            Total stockholders' equity                                    259,891                250,524
                                                                     ------------           ------------
                                                                     $    770,216                706,438
                                                                     ============           ============

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
          Three months ended February 29, 2000 and February 28, 1999
                                  (Unaudited)
                     (In thousands, except per share data)


                                                     2000             1999
                                                 ------------     ------------
Revenues                                         $    589,859          515,348
Cost of sales                                         541,576          471,709
                                                 ------------     ------------
     Gross profit                                      48,283           43,639

Selling, general and
     administrative expenses                           32,239           25,618
Restructuring charge (credit)                            (157)               -
                                                 ------------     ------------
     Operating income                                  16,201           18,021

Other income (expense):
     Equity in income of
        affiliated companies                               85            6,023
     Gain on sale of assets                                 -            2,200
     Interest expense                                  (4,071)          (4,681)
     Other, net                                           214           (1,587)
                                                 ------------     ------------
        Total other income (expense)                   (3,772)           1,955
                                                 ------------     ------------
     Income before income taxes                        12,429           19,976

Provision for income taxes                              2,983            4,385
                                                 ------------     ------------
     Net income                                  $      9,446           15,591
                                                 ============     ============
Net income per share:
        Basic                                    $       0.16             0.26
                                                 ============     ============
        Diluted                                  $       0.16             0.26
                                                 ============     ============



    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
                     Three months ended February 29, 2000
                                  (Unaudited)
                                (In thousands)



                                                                                   Accumulated
                                               Common Stock       Additional          other
                                             -----------------      paid-in        comprehensive       Retained
                                             Shares     Amount      capital            loss            earnings        Total
                                             ------     ------    ----------       -------------       --------       --------
Balance at November 30, 1999                 60,057       $601        80,929              (8,509)       177,503        250,524
     Comprehensive income:
          Net income                              -          -             -                   -          9,446          9,446
          Foreign currency translation
             adjustment                           -          -             -                (358)            -            (358)
                                                                                                                      --------
          Total comprehensive income                                                                                     9,088
     Common stock issued under
          stock option plans                     69          -           279                   -             -             279
                                             ------     ------    ----------       -------------       --------       --------
Balance at February 29, 2000                 60,126       $601        81,208              (8,867)       186,949        259,891
                                             ======     ======    ==========       =============       ========       ========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
          Three months ended February 29, 2000 and February 28, 1999
                                  (Unaudited)
                                (In thousands)

                                                                                                 2000             1999
                                                                                              ----------       ----------
Cash flows from operating activities:
      Net income                                                                                $  9,446           15,591
      Adjustments to reconcile net income to net cash
          used in operating activities:
               Depreciation and amortization                                                       2,908            2,886
               Equity in income of affiliated companies, net                                         (85)          (6,023)
               Gain on sale of assets                                                                  -           (2,200)
               Deferred income taxes                                                               1,503           (5,539)
               Changes in operating assets and liabilities
                   net of effects from acquisition of business:
                        Accounts receivable                                                        4,664          100,984
                        Inventories                                                              (59,654)          23,536
                        Prepaid expenses                                                          (1,660)         (13,571)
                        Other assets                                                              (4,897)          (1,127)
                        Accounts payable                                                           2,496         (113,838)
                        Accrued expenses                                                             676           (2,187)
                        Income taxes payable                                                         566           (2,816)
                                                                                              ----------       ----------
                              Net cash used in operating activities                              (44,037)          (4,304)
                                                                                              ----------       ----------
Cash flows from investing activities:
      Proceeds from sale of assets                                                                     -            9,323
      Purchases of property and equipment                                                         (1,734)          (2,179)
      Acquisition of business, net of cash acquired                                                  (40)               -
                                                                                              ----------       ----------
                              Net cash provided by (used in) investing activities                 (1,774)           7,144
                                                                                              ----------       ----------
Cash flows from financing activities:
      Net borrowings on notes payable to financial institutions                                   47,147            3,850
      Net proceeds from issuance of common stock                                                     279              588
                                                                                              ----------       ----------
                              Net cash provided by financing activities                           47,426            4,438
                                                                                              ----------       ----------

Net increase in cash and cash equivalents                                                          1,615            7,278
Cash and cash equivalents at beginning of period                                                  95,498           47,983
                                                                                              ----------       ----------
Cash and cash equivalents at end of period                                                      $ 97,113           55,261
                                                                                              ==========       ==========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)       Basis of Presentation

          Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the "Company") are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net income for any interim period are not necessarily indicative of results that may be expected for the entire year.

          These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

          Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

 (2)      Net Income Per Share

          Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options, warrants and convertible notes.

          A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended February 29, 2000 and February 28, 1999 follows (in thousands, except per share data):

                                                                                        2000               1999
                                                                                    ------------        ----------
Basic:
Net income                                                                         $       9,446              15,591
                                                                                    ============        ============
Weighted average number of shares outstanding
                                                                                          60,104              59,513
                                                                                    ============        ============
    Net income per share                                                           $        0.16                0.26
                                                                                    ============        ============
Diluted:
Net income                                                                         $       9,446              15,591
Interest on convertible notes, net of tax effect                                           1,125               1,125
                                                                                    ------------        ------------
    Adjusted net income                                                            $      10,571              16,716
                                                                                    ============        ============

Weighted average number of shares outstanding                                             60,104              59,513
Effect of dilutive securities:
    Stock options and warrant                                                                555                 611
    Convertible notes                                                                      5,422               5,422
                                                                                     -----------        ------------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                                66,081               65,546
                                                                                    ============        =============
    Net income per share                                                           $        0.16                 0.26
                                                                                    ============        =============

          Options to purchase 1.9 million and 2.1 million shares of common stock for 2000 and 1999, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(3)       Segment and Related Information

          The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions:
          Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), Europe and North America, primarily the United States. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for exporter customers. The Corporate segment includes headquarter operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Multicurrency Revolving Credit Facility and long-term debt. Intersegment sales and transfers are not significant.

          Segment information for the three months ended February 29, 2000 and February 28, 1999 follows (in thousands):

                                                       Asia-         Latin                       North
                                                      Pacific       America       Europe        America       Corporate      Total
                                                      ---------     -------       -------       -------       ---------      -------
Three months ended February 29, 2000:
          Revenues from external customers            $ 241,918     155,206       115,278        77,457               -      589,859
          Income (loss) before
                 interest and income taxes               11,722       5,023         2,694           845          (4,665)      15,619
          Net income (loss)                               9,941       2,514         1,907           523          (5,439)       9,446

Three months ended February 28, 1999:
          Revenues from external customers            $ 133,703     170,252       109,255       102,138               -      515,348
          Income (loss) before
                 interest and income taxes                8,111       4,882         2,899        11,844          (4,028)      23,708
          Net income (loss)                               6,796       1,610         2,020         8,024          (2,859)      15,591

                                                                                                               2000        1999
                                                                                                             --------    -------
Income (loss) before interest and income taxes per segment information...................................    $ 15,619     23,708
Interest expense per the consolidated statements of operations...........................................      (4,071)    (4,681)
Interest income included in other, net in the consolidated statements of operations......................         881        949
                                                                                                             --------    -------
Income before income taxes per the consolidated statements of operations.................................    $ 12,429     19,976
                                                                                                             ========    =======

(4)  Contingencies

        Refer to Part II, Item 1, "Legal Proceedings."

(5)  Subsequent Event

     In April 2000 the Company temporarily curtailed a significant portion of its international trading operations conducted by its United Kingdom subsidiary due to losses as a result of third party theft and fraud. Trading activities have been curtailed pending a review of the Company's business processes to determine what actions need to be taken to minimize the risk of such losses in the future. As a result, the Company anticipates a reduction in revenues for the European Region in the quarter ending May 31, 2000 and during the balance of the year ending November 30, 2000.

     The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. The losses occurred in late March and April 2000 during the purchase, transfer of title and transport of six shipments of wireless handsets with a total value of approximately $3.2 million. The Company is thoroughly investigating these incidents and pursuing legal and insurance claims to minimize the loss to the Company. However, the ultimate recovery in relation to the $3.2 million cannot be determined at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company reported net income of $9.4 million, or $0.16 per diluted share, for the first quarter of 2000, compared with net income of $15.6 million, or $0.26 per diluted share, for the same quarter last year. The first quarter of 1999 was impacted by several non-operating items, including (1) a non-recurring charge of $2.6 million, or $0.04 per diluted share, related to the conversion of a U.S. dollar-denominated loan into Brazilian reals and (2) after-tax gains totaling $5.1 million, or $0.08 per diluted share, from the sale of part of the Company's equity and debt investment in Topp Telecom, Inc. ("Topp") and the sale of the Company's retail stores in the Dallas-Fort Worth area. Without the effects of these items, net income for the first quarter of 1999 would have been $13.1 million, or $0.22 per diluted share.

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

Special Cautionary Notice Regarding Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "estimates", "may", "intends", "expects", "anticipates", "could", "should", "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales, inflation, and Year 2000 issues and costs could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

Results of Operations

          The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 29, 2000 and February 28, 1999:


                                                                 2000           1999
                                                               ---------       --------
Revenues                                                           100.0 %        100.0
Cost of sales                                                       91.8           91.5
                                                               ---------       --------
      Gross profit                                                   8.2            8.5
Selling, general and administrative expenses                         5.5            5.0
Restructuring charge                                                   -              -
                                                               ---------       --------
      Operating income                                               2.7            3.5
Other income (expense):
      Equity in income of
           affiliated companies                                        -            1.2
      Gain on sale of assets                                           -            0.4
      Interest expense                                              (0.6)          (0.9)
      Other, net                                                       -           (0.3)
                                                               ---------       --------
           Total other income (expense)                             (0.6)           0.4
                                                               ---------       --------
      Income before income taxes                                     2.1            3.9
Provision for income taxes                                           0.5            0.9
                                                               ---------       --------
      Net income                                                     1.6 %          3.0
                                                               =========       ========

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999

         Revenues. The Company's revenues increased $74.6 million, or 14.5%, from $515.3 million to $589.9 million.

         Revenues in the Asia-Pacific Region increased $108.2 million, or 80.9%, from $133.7 million to $241.9 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $168.0 million in revenues, an increase of $72.3 million, or 75.5%, from $95.7 million. Demand continued to increase in PRC due to the build-up of extensive sales channels. The Company's operations in Taiwan provided $53.6 million in revenue, an increase of $26.6 million, or 98.5%, from $27.0 million. Demand continued to increase in Taiwan due to the availability of new high-end digital handsets. Revenues from the Company's operations in the South Pacific (Singapore and the Philippines) increased $9.3 million, or 84.5%. This increase was primarily due to increased demand in the Philippines as a result of the general economic conditions and the receipt by the Company of certain distribution rights to Nokia products in the Philippines in the fourth quarter of 1999.

         The Company's operations in the Latin American Region provided $155.2 million of revenues, compared to $170.3 million in 1999, or an 8.9% decrease. Revenues in Mexico increased $54.5 million due primarily to increased carrier business. Revenues for Brazil were down $59.1 million from last year's first quarter. In 1999 the recently completed privatization of the telecommunications industry was driving rapid growth in carrier sales. Also, in 2000, sales to the Company's major customer in Brazil were greatly reduced due to the increased availability of in-country manufactured product. Revenues from the Venezuela operations declined $12.8 million. The decline was a result of the effects of the torrential floods in late 1999 and the positive impact on last year's first quarter of a special carrier promotion. Miami's revenues decreased $6.5 million from the first quarter of 1999 as increased product availability from in-country suppliers in Latin America continued to reduce export sales from Miami. The Company is currently evaluating its redistributor business in its Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. This evaluation could result in the Company eliminating or phasing out a portion of the redistributor business. Combined revenues from the redistributor business were $18.1 million and $25.6 in the first quarter of 2000 and 1999, respectively. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $9.0 million.

         The Company's European Region operations recorded revenues of $115.3 million, an increase of $6.0 million, or 5.5%, from $109.3 million in 1999. This improvement reflected growth of $5.6 million in revenues from the U.K. operations, as well as $8.8 million in revenues from CellStar Netherlands, which was acquired in the third quarter of 1999. Revenues in Sweden declined $8.2 million, primarily due to product shortages.

         North American Region revenues were $77.5 million, a decrease of $24.7 million, or 24.1%, compared to 1999. The decrease was primarily due to lower sales to Pacific Bell Wireless which is coordinating its distribution directly with manufacturers, partially offset by a $6.8 million increase in the Company's core distribution business.

         Gross Profit. Gross profit increased $4.7 million, or 10.8%, from $43.6 million to $48.3 million, while gross profit as a percentage of revenues decreased from 8.5% to 8.2%. The increase in gross profit was principally due to an increase in the Asia-Pacific Region, which was partially offset by a decrease in the Latin American Region. The increase in the Asia-Pacific Region was primarily due to the continued growth of the PRC and Taiwan, and the decrease in the Latin American Region was primarily due to lower gross profit in Brazil, Miami, and Venezuela. The decrease in gross profit as a percentage of revenues was due primarily to a change in the geographic mix of revenues. The Company's most significant revenue growth was in the Asia-Pacific Region. The Asia-Pacific Region gross margin percentages are generally lower than the North American and Latin American Regions.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.6 million, or 25.8%, from $25.6 million to $32.2 million. This increase was principally due to costs associated with business expansion activities, increased bad debt expense, and professional expenses. Overall selling, general and administrative expenses as a percentage of revenues increased to 5.5% from 5.0%.

         Equity in Income of Affiliated Companies. Equity in income of affiliated companies decreased $5.9 million to $0.1 million. In February 1999, the Company sold part of its equity investment in Topp to a wholly owned subsidiary of Telefonos de Mexico S.A. de C.V. ("TelMex"). At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company recorded a pre-tax gain of $5.8 million. In September 1999 the Company sold its remaining debt and equity interest in Topp to the TelMex subsidiary for a pre-tax gain of $26.1 million.

         Gain on Sale of Assets. The Company recorded a gain of $2.2 million associated with the sale of all its retail stores in the Dallas-Fort Worth area in the first quarter of 1999.

         Interest Expense. Interest expense decreased to $4.1 million from $4.7 million primarily as a result of cash received from the sale of the Company's remaining debt and equity interest in Topp in September 1999 and lower interest rates in Brazil compared to the first quarter of 1999.

         Other, Net. Other, net increased $1.8 million, from expense of $1.6 million to income of $0.2 million. This increase was primarily due to a $2.6 million foreign currency transaction loss realized from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility in 1999.

         Income Taxes. Income tax expense decreased $1.4 million from $4.4 million to $3.0 million. The decrease in tax expense was primarily attributable to a $7.5 million decrease in income before income taxes, partially offset by an increase in the Company's effective tax rate to 24.0% from 22.0%. The higher effective tax rate was attributable to changes in the expected geographical mix of income before income taxes.

International Operations

         The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, currency controls, currency devaluations, exchange rate fluctuations, risks related to the Euro conversion, potentially unstable channels of distribution, increased credit risks, export control laws that might limit markets the Company can enter, inflation, changes in laws related to foreign ownership of business abroad, foreign tax laws, changes in import/export regulations, including enforcement policies, and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal political or economic instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

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

         The Company may be exposed to foreign currency losses from the time the Brazilian joint venture remits payment to the importer in Brazilian reals and the importer pays the Company in U.S. dollars. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. At March 31, 2000, the Company had $6.3 million in accounts receivable due from the importer and the Company's Brazilian joint venture has accounts payable of $6.4 million to the importer.

         The Company is currently evaluating its business model in Brazil due to the increased availability of in-country product. This evaluation could result in a change in its operations; a shift in the revenue mix from primarily product sales to value added services; or a phase down or phase out of the operations in Brazil.

         In the fourth quarter of 1999, based on market conditions in Poland the Company decided to sell its operation in Poland and recorded an impairment charge to reduce the carrying value of the assets to their estimated net realizable value.

         In April 2000 the Company temporarily curtailed a significant portion of its international trading operations conducted by its United Kingdom subsidiary due to losses as a result of third party theft and fraud. Trading activities have been curtailed pending a review of the Company's business processes to determine what actions need to be taken to minimize the risk of such losses in the future. As a result, the Company anticipates a reduction in revenues for the European Region in the quarter ending May 31, 2000 and during the balance of the year ending November 30, 2000.

         The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. The losses occurred in late March and April 2000 during the purchase, transfer of title and transport of six shipments of wireless handsets with a total value of approximately $3.2 million. The Company is thoroughly investigating these incidents and pursuing legal and insurance claims to minimize the loss to the Company. However, the ultimate recovery in relation to the $3.2 million cannot be determined at this time.

Liquidity and Capital Resources

         During the quarter ended February 29, 2000, the Company relied on cash available at November 30, 1999, cash generated from operations, and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At March 31, 2000 the Company had available $50.8 million of unused borrowing capacity under the Facility.

         Compared to November 30, 1999, accounts receivable decreased $4.8 million, while inventories and accounts payable increased $59.7 million and $2.5 million, respectively. This increase in inventory was primarily in the North American Region, where the Company is building inventory to support expected increases in handset sales.

         As of February 29, 2000 and March 31, 2000, the Company's Brazilian operations had borrowed $12.4 million and $12.8 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks. The Company has $9.15 million of letters of credit outstanding against its Facility to guarantee the repayment of the principal and accrued interest and all other contractual obligations of its Brazilian operations to two Brazilian banks.

         At February 29, 2000, the Company's operations in the PRC had a $12.5 million loan from a PRC bank bearing interest at 5.52%. The loan matures in September 2000 and is fully collateralized by a U.S. dollar cash deposit. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure the repatriation of these funds. This $12.5 million loan was used to secure an RMB line of credit for the U.S. dollar equivalent of $12.5 million. At February 29, 2000 and March 31, 2000, $12.2 million and $21.9 million, respectively, had been borrowed against the line of credit in the PRC and bears interest at 5.85% with maturity dates through March 2001. As a result of this method of funding operations in the PRC, the consolidated balance sheet at February 29, 2000 reflects $25.0 million in cash that is restricted as collateral on these advances and a corresponding $24.5 million in notes payable. Subsequent to the end of the quarter, the Hong Kong operating entity increased its intercompany advance to the PRC by $10 million for a total funding of $22.5 million to support the PRC's growth.

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

Year 2000

         The Company implemented a plan to assess and resolve Year 2000 issues that could have affected the Company. The Company has not encountered any material problems in its critical systems subsequent to December 31, 1999 related to the Year 2000 issue, nor has it encountered any material problems with critical third party vendors. The Company believes that it is unlikely that Year 2000 related problems will occur in the future, but there can be no such assurance. The Company will continue to monitor any new issues or concerns relative to the Year 2000 issue. The Company's costs of compliance with Year 2000 requirements were immaterial because the Company was in the process of upgrading or establishing systems to keep pace with its growth.

Accounting Pronouncement Not Yet Adopted

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was amended by Statement 137 issued in July 1999. Statement 137 delayed the effective date of Statement 133. Statement 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipanted derivative activities, management does not believe the adoption of Statement 133 should have a material effect on the Company's consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

         For the quarter ended February 29, 2000, the Company recorded in other income (expense), net foreign currency losses of $0.7 million primarily due to the revaluations of the foreign currency debt issued by the Company's European operations.

         Since 1998, the Company's Brazilian operations have primarily been conducted through a majority-owned joint venture. A primary supplier of handsets to the joint venture is a Brazilian importer who purchases product from Miami. The ability of the importer to remit U.S. dollar payments to the Company may be restricted if the Brazilian government imposes currency controls. At March 31, 2000, the Company had $6.3 million in accounts receivable due from the importer and the Company's Brazilian joint venture has accounts payable of $6.4 million to the importer.

         Regarding the intercompany advances from the Hong Kong entity to the PRC entity, the Company has foreign exchange exposure on the funds as they have been effectively converted into RMB.

         The Company continues to evaluate foreign currency exposures and related protection measures.

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

         Contractual amounts of the Company's forward exchange contracts at February 29, 2000 and March 31, 2000, respectively are $7.7 million and $7.7 million.

Interest Rate Risk

         The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the quarter ended February 29, 2000, the interest rates of borrowings under the Facility ranged from 7.74% to 9.00%. The Company manages its borrowing under the Facility each business day to minimize interest expense.

         The borrowings of the Company's Brazilian operations are short-term in nature, typically less than six months. Through February 29, 2000, annual rates on borrowings by the Brazilian operations ranged from approximately 30% to 36%. The Brazilian operations' borrowings at February 29, 2000 were $12.4 million. The Company continues to evaluate financing alternatives to reduce interest expense for its Brazilian operations.

         The Company has short-term borrowings in the PRC as discussed in Foreign Exchange Risk.

         The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0% and is due in October 2002.

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

                                                CELLSTAR CORPORATION

                                          /s/ Austin P. Young
                                          -----------------------
                                      By: Austin P. Young
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer)


                                          /s/ Raymond L. Durham
                                          -----------------------
                                      By: Raymond L. Durham
                                          Corporate Controller
                                          (Principal Accounting Officer)


                                      Date:  April 13, 2000

                                 EXHIBIT INDEX

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