Form 10-Q
period 2000-05-31
CELLSTAR CORP
filed 2000-07-17
CIK 913590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2000

                                       or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to______________

                         Commission File Number 0-22972

                              CELLSTAR CORPORATION
             (Exact name of registrant as specified in its charter)




          Delaware                                           75-2479727
      ----------------                                   -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     1730 Briercroft Court                                      75006
       Carrollton, Texas                                       ------
    ---------------------                                    (Zip Code)
     (Address of principal
       executive offices)

                                (972) 466-5000
                              ------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X  No___
                                     ---


     On July 12, 2000 there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q

                                                                Page
PART I - FINANCIAL INFORMATION                                 Number
------   ---------------------                                 ------
Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         May 31, 2000 and November 30, 1999                         3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and six months ended May 31, 2000 and 1999           4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
         COMPREHENSIVE LOSS (unaudited)                             5
         Six months ended May 31, 2000

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Six months ended May 31, 2000 and 1999                     6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)     7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                         21


PART II  - OTHER INFORMATION
-------    -----------------

Item 1.  LEGAL PROCEEDINGS                                         22

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                          22

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                 May 31,                 November 30,
                                                                                  2000                       1999
                                                                               ------------              ------------
Assets

Current assets:
       Cash and cash equivalents                                                $    79,684                    95,498
       Accounts receivable (less allowance for doubtful
            accounts of $56,968 and $33,152, respectively)                          302,613                   306,235
       Inventories                                                                  275,566                   189,866
       Deferred income tax assets                                                    27,021                    15,127
       Prepaid expenses                                                              26,759                    32,029
                                                                               ------------              ------------
            Total current assets                                                    711,643                   638,755

Property and equipment, net                                                          25,320                    27,481
Goodwill (less accumulated amortization of $11,385
       and $10,483, respectively)                                                    31,222                    32,584
Other assets                                                                         12,631                     7,618
                                                                               ------------              ------------
                                                                                $   780,816                   706,438
                                                                               ============              ============

Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                         $   285,707                   212,999
       Notes payable to financial institutions                                       97,486                    50,609
       Accrued expenses                                                              25,502                    24,864
       Income taxes payable                                                           1,781                     8,646
       Deferred income tax liabilities                                                1,453                     8,796
                                                                               ------------              ------------
            Total current liabilities                                               411,929                   305,914
Long-term debt                                                                      150,000                   150,000
                                                                               ------------              ------------
            Total liabilities                                                       561,929                   455,914

Stockholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares
            authorized; none issued                                                       -                         -
       Common stock,  $.01 par value, 200,000,000 shares
            authorized; 60,142,221 and 60,057,096 shares
            issued and outstanding, respectively                                        602                       601
       Additional paid-in capital                                                    81,298                    80,929
       Accumulated other comprehensive loss - foreign currency
              translation adjustments                                               (10,283)                   (8,509)
       Retained earnings                                                            147,270                   177,503
                                                                               ------------              ------------
            Total stockholders' equity                                              218,887                   250,524
                                                                               ------------              ------------
                                                                                $   780,816                   706,438
                                                                               ============              ============

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                            Three months                      Six months
                                                            ended May 31,                    ended May 31,
                                                    -----------------------------   ----------------------------------
                                                        2000            1999             2000               1999
                                                    -------------   -------------   ---------------   ----------------
Revenues                                          $       561,370         570,325         1,151,229          1,085,673

Cost of sales                                             553,944         521,267         1,095,520            992,976
                                                    -------------   -------------   ---------------   ----------------
     Gross profit                                           7,426          49,058            55,709             92,697

Selling, general and
     administrative expenses                               58,059          28,304            90,298             53,922
Restructuring charge                                            -           2,868              (157)             2,868
                                                    -------------   -------------   ---------------   ----------------
     Operating income (loss)                              (50,633)         17,886           (34,432)            35,907

Other income (expense):
     Equity in income (loss) of
        affiliated companies                                 (466)            100              (381)             6,123
     Gain on sale of assets                                     -           6,047                 -              8,247
     Interest expense                                      (4,702)         (5,396)           (8,773)           (10,077)
     Other, net                                               182            (716)              396             (2,303)
                                                    -------------   -------------   ---------------   ----------------
        Total other income (expense)                       (4,986)             35            (8,758)             1,990
                                                    -------------   -------------   ---------------   ----------------
     Income (loss) before income taxes                    (55,619)         17,921           (43,190)            37,897

Provision (benefit) for income taxes                      (15,940)          3,952           (12,957)             8,337
                                                    -------------   -------------   ---------------   ----------------

     Net income (loss)                            $       (39,679)         13,969           (30,233)            29,560
                                                    =============   =============   ===============   ================
Net income (loss) per share:
        Basic                                     $         (0.66)           0.23             (0.50)              0.50
                                                    =============   =============   ===============   ================
        Diluted                                   $         (0.66)           0.23             (0.50)              0.48
                                                    =============   =============   ===============   ================

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                         Six months ended May 31, 2000
                                  (Unaudited)
                                (In thousands)

                                                                                    Accumulated
                                                                    Additional         other
                                                Common Stock         paid-in       comprehensive      Retained
                                           ----------------------
                                             Shares      Amount       capital           loss           earnings       Total
                                           ----------  ----------  -------------  ---------------   ------------- -------------
Balance at November 30, 1999                 60,057       $ 601         80,929         (8,509)          177,503       250,524
     Comprehensive loss:
          Net loss                                -           -              -              -           (30,233)      (30,233)
          Foreign currency translation
             adjustment                           -           -              -         (1,774)                -        (1,774)
                                                                                                                   ----------
                  Total comprehensive
                     loss                                                                                             (32,007)
     Common stock issued under
        stock option plans                       85           1            369              -                 -           370
                                          ---------   ---------   ------------    -----------      ------------    ----------
Balance at May 31, 2000                      60,142       $ 602         81,298        (10,283)          147,270       218,887
                                          =========   =========   ============    ===========      ============    ==========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six months ended May 31, 2000 and 1999
                                  (Unaudited)
                                (In thousands)

                                                                                          2000                1999
                                                                                     -------------       -------------
Cash flows from operating activities:
      Net income (loss)                                                               $   (30,233)              29,560
      Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                                6,394                5,862
               Equity in (income) loss of affiliated companies, net                           381               (6,123)
               Gain on sale of assets                                                           -               (8,247)
               Deferred income taxes                                                      (19,237)              (2,770)
               Changes in operating assets and liabilities
                   net of effects from acquisitions of businesses:
                        Accounts receivable                                                 2,351               72,066
                        Inventories                                                       (85,700)              87,206
                        Prepaid expenses                                                    5,270               (5,059)
                        Other assets                                                       (5,962)                (896)
                        Accounts payable                                                   72,708             (145,900)
                        Accrued expenses                                                      638              (21,665)
                        Income taxes payable                                               (6,865)              (1,674)
                                                                                     ------------          -----------
                              Net cash provided by (used in) operating activities         (60,255)               2,360

Cash flows from investing activities:
      Proceeds from sale of assets                                                              -               14,148
      Purchases of property and equipment                                                  (2,722)              (4,402)
      Acquisitions of businesses, net of cash acquired                                        (84)                   -
                                                                                     ------------          -----------
                              Net cash provided by (used in) investing activities          (2,806)               9,746

Cash flows from financing activities:
      Net borrowings on notes payable to financial institutions                            46,877                5,624
      Net proceeds from issuance of common stock                                              370                  600
                                                                                     ------------          -----------
                              Net cash provided by financing activities                    47,247                6,224

Net increase (decrease) in cash and cash equivalents                                      (15,814)              18,330
Cash and cash equivalents at beginning of period                                           95,498               47,983
                                                                                     ------------          -----------
Cash and cash equivalents at end of period                                            $    79,684               66,313
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

(2)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to a warrant, stock options and convertible notes.

A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended May 31, 2000 and 1999 follows (in thousands, except per share data):

                                                                                 Three months ended
                                                                                      May 31
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
Basic:

Net income (loss)                                                          $     (39,679)        13,969
                                                                             ===========    ===========

Weighted average number of shares outstanding                                     60,137         59,614
                                                                             ===========    ===========

    Net income (loss) per share                                            $       (0.66)          0.23
                                                                             ===========    ===========

Diluted:

Net income (loss)                                                          $     (39,679)        13,969
Interest on convertible notes, net of tax effect                                      -           1,125
                                                                             -----------    -----------
    Adjusted net income (loss)                                             $     (39,679)        15,094
                                                                             ===========    ===========

Weighted average number of shares outstanding                                     60,137         59,614
Effect of dilutive securities:
    Stock options and warrant                                                         -             653
    Convertible notes                                                                 -           5,422
                                                                             -----------    -----------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                        60,137         65,689
                                                                             ===========    ===========

    Net income (loss) per share                                            $       (0.66)          0.23
                                                                             ===========    ===========


                                                                                  Six months ended
                                                                                       May 31
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
Basic:

Net income (loss)                                                          $     (30,233)        29,560
                                                                             ===========    ===========

Weighted average number of shares outstanding                                     60,121         59,564
                                                                             ===========    ===========

    Net income (loss) per share                                            $       (0.50)          0.50
                                                                             ===========    ===========

Diluted:
Net income (loss)                                                          $     (30,233)        29,560
Interest on convertible notes, net of tax effect                                       -          2,250
                                                                             -----------    -----------
    Adjusted net income (loss)                                             $     (30,233)        31,810
                                                                             ===========    ===========

Weighted average number of shares outstanding                                     60,121         59,564
Effect of dilutive securities:
    Stock options and warrant                                                          -            632
    Convertible notes                                                                  -          5,422
                                                                             -----------    -----------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                        60,121         65,618
                                                                             ===========    ===========
    Net income (loss) per share                                            $       (0.50)          0.48
                                                                             ===========    ===========

     Options to purchase 3.9 million shares of common stock for the three months ended May 31, 2000, and 3.1 million for the six months ended May 31, 2000, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The subordinated convertible notes were not dilutive for the three and six month periods ended May 31, 2000.

     Options to purchase 1.9 million shares of common stock for the three months ended May 31, 1999, and 2.0 million for the six months ended May 31, 1999, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(3)  Segment and Related Information

     The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), Europe, and North America. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export customers. The Corporate group includes headquarter operations and income and expenses not allocated to reportable segments. Intersegment sales and transfers are not significant.

Segment information for the three and six months ended May 31, 2000 and 1999 follows (in thousands):

                                                     Asia-          Latin                          North
                                                    Pacific        America         Europe         America     Corporate      Total
                                                --------------  -------------   ------------   --------------------------  ---------
Three months ended
  May 31, 2000:
    Revenues from external customers             $   231,388       160,526         66,503         102,953            -      561,370
    Income (loss) before
        interest and taxes                             1,461       (28,095)        (3,654)        (15,673)      (6,245)     (52,206)

Three months ended
  May 31, 1999:
    Revenues from external customers             $   193,580       186,877         89,063         100,805            -      570,325
    Income (loss) before
        interest and taxes                             9,222        15,655          1,908           1,015       (5,337)      22,463

                                                                                                       2000            1999
                                                                                                  --------------  --------------
Income (loss) before interest and income taxes per segment information......................       $   (52,206)         22,463
Interest expense per the consolidated statements of operations..............................            (4,702)         (5,396)
Interest income included in other, net in the consolidated statements of operations.........             1,289             854
                                                                                                  --------------  --------------

Income (loss) before income taxes per the consolidated statements of operations.............       $   (55,619)         17,921
                                                                                                  ==============  ==============

                                                   Asia-          Latin                         North
                                                  Pacific        America         Europe        America      Corporate      Total
                                              --------------  -------------   ------------   -----------  -------------  ---------
Six months ended
   May 31, 2000:
     Revenues from external customers           $  473,306         315,732        181,781       180,410           -      1,151,229
     Income (loss) before
          interest and taxes                        13,183         (23,072)          (960)      (14,828)    (10,910)       (36,587)

Six months ended
   May 31, 1999:
     Revenues from external customers           $  327,283         357,129        198,318       202,943           -      1,085,673
     Income (loss) before
          interest and taxes                        17,333          20,537          4,807        12,859      (9,365)        46,171

                                                                                                       2000            1999
                                                                                                  --------------  --------------
Income (loss) before interest and income taxes per segment information.....................         $  (36,587)       46,171
Interest expense per the consolidated statements of operations.............................             (8,773)      (10,077)
Interest income included in other, net in the consolidated statements of operations........              2,170         1,803
                                                                                                  --------------  --------------

Income (loss) before income taxes per the consolidated statements of operations.............        $  (43,190)       37,897
                                                                                                  ==============  ==============

(4)  United Kingdom International Trading Operations

     In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result, the Company experienced a reduction in revenues for the Europe Region in the quarter ended May 31, 2000 and anticipates a reduction in revenues during the balance of the year ending November 30, 2000.

     For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million for third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company is negotiating to obtain an insurance settlement and is pursuing legal action where appropriate. However, the ultimate recovery, if any, in relation to these losses cannot be determined at this time.

(5)  Brazil

     Since 1998, the Company's Brazilian operations have been primarily conducted through a majority-owned joint venture. Following an extensive review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, the Company has elected to exit the Brazil market and intends to divest its 51% interest in its joint venture. The Company's operations in Brazil have incurred a $9.3 million loss in 2000, including the write down of certain assets to fair value. The Company has also fully reserved certain U.S. based accounts receivable, the collectibility of which has deteriorated significantly in the second quarter of 2000 and which were further affected by the decision to exit Brazil.

(6)  Redistributor  Business

     The Company is phasing out a major portion of its redistributor business in the Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Redistributors are distributors that do not have existing direct relationships with manufacturers and who do not have long-term carrier or dealer/agent relationships. These distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have long-term predictable product demand. Combined revenues for the six months ended May 31, 2000 and 1999 for the redistributor business were $31.5 million and $59.6 million, respectively.

(7)  Amendment to Multicurrency Revolving Credit Facility

     Based on results for the three months ended May 31, 2000, the Company would not have been in compliance with one of its covenants under its Multicurrency Revolving Credit Facility (the "Facility"). As of July 12, 2000, the Company had negotiated an amendment to the Facility that assists the Company in complying with the covenant. The relief provided by the amendment will be available through the third quarter of 2000. The amount of the Facility was also reduced from $115.0 million to $100.0 million. As a result of the July 12, 2000 amendment to the Facility, interest rates will increase by 25 basis points for the balance of the year. The Company and its banking syndicate have begun negotiations for a future amendment to address a longer-term solution to covenant concerns. However, no assurance can be given that the Company and its banking syndicate will achieve a longer-term solution.

(8)  Inventory  Obsolescence Expense and Bad Debt Expense

     Inventory obsolescence expense of $21.8 million and $23.5 million for the three months and six months ended May 31, 2000, respectively, is included in cost of goods sold in the accompanying consolidated statements of operations.

     Bad debt expense of $25.5 million and $29.9 million for the three months and six months ended May 31, 2000, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(9)  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and aggregates $(41.1) million and $(32.0) million for the three and six month periods ended May 31, 2000, respectively. For the three and six month periods ended May 31, 1999 comprehensive income aggregates $13.1 million and $28.5 million, respectively.

(10) Contingencies

     Refer to Part II, Item 1, "Legal Proceedings."

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company reported a net loss of $39.7 million, or $0.66 per diluted share, for the second quarter of 2000 compared with net income of $14.0 million or $0.23 per diluted share, for the same quarter last year. In the second quarter of 2000, the Company decided to divest its majority interest in its Brazil joint venture, phase out a major portion of its North America and Miami redistributor business, and substantially reduced international trading operations conducted by its U.K. subsidiary due to third party theft and fraud losses. Also during the second quarter of 2000, the Company recorded inventory obsolescence expense of $21.8 million, bad debt expense of $25.5 million, and $3.2 million in theft and fraud losses related to the U.K. international trading operations. In addition, the Company experienced a decline in gross margins due to a shift in geographic revenue mix and competitive margin pressures. The second quarter of 1999 was impacted by several non-operating items, including
(i) a pre-tax charge of $2.9 million related to the reorganization and consolidation of the management for the Company's Latin American and North American Regions and the centralization of its Asia-Pacific Region's management, and (ii) pre-tax gains totaling $6.0 million from the sale of its prepaid operation in Venezuela and the sale of the Company's retail stores in the Kansas City area. Without the effects of these items, net income for the second quarter of 1999 would have been $11.4 million, or $0.19 per diluted share.

Special Cautionary Notice Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "should", "may," "intends", "expects," "anticipates," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, revaluation, devaluation and fluctuations in relative exchange rates, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, unstable channels of distribution, seasonality, inventory obsolescence and availability, "gray market" resales, and inflation could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2000 and 1999:

                                                          Three months                   Six months
                                                          ended May 31                  ended May 31
                                                      ----------------------       -----------------------
                                                         2000        1999             2000         1999
                                                      ---------    ---------       ----------    ---------
Revenues                                                 100.0%       100.0            100.0        100.0
Cost of sales                                             98.7         91.4             95.2         91.5
                                                      ---------    ---------       ----------    ---------
      Gross profit                                         1.3          8.6              4.8          8.5
Selling, general and administrative expenses              10.3          5.0              7.8          5.0
Restructuring charge                                         -          0.5                -          0.2
                                                      ---------    ---------       ----------    ---------
      Operating income (loss)                             (9.0)         3.1             (3.0)         3.3
Other income (expense):
      Equity in income (loss) of
           affiliated companies                           (0.1)           -                -          0.6
      Gain on sale of assets                                 -          1.1                -          0.7
      Interest expense                                    (0.8)        (1.0)            (0.8)        (0.9)
      Other, net                                             -         (0.1)               -         (0.2)
                                                      ---------    ---------       ----------    ---------
           Total other income (expense)                   (0.9)           -             (0.8)         0.2
                                                      ---------    ---------       ----------    ---------
      Income (loss) before income taxes                   (9.9)         3.1             (3.8)         3.5
Provision (benefit) for income taxes                      (2.8)         0.7             (1.1)         0.8
                                                      ---------    ---------       ----------    ---------
      Net income (loss)                                   (7.1)%        2.4             (2.7)         2.7
                                                      =========    =========       ==========    =========

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999

     Revenues. The Company's revenues decreased $8.9 million, or 1.6%, from $570.3 million to $561.4 million.

     Revenues in the Asia-Pacific Region increased $37.8 million, or 19.5%, from $193.6 million to $231.4 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $153.2 million in revenue, an increase of $26.2 million or 20.6%, from $127.0 million. This increase was due to continued strong demand in the PRC and the build-up of extensive sales channels. The Company's operations in Taiwan provided $48.8 million of revenue, a decrease of $4.0 million, from $52.8 million. Demand decreased in Taiwan due to the political uncertainty surrounding the presidential election in March and Taiwan's relationship with the PRC. In the Philippines, revenues for the quarter increased $14.7 million to $19.0 million due to carrier promotions and receipt by the Company in the fourth quarter of 1999 of certain distribution rights to Nokia products in the Philippines.

     Latin America Region revenues were $160.5 million for the second quarter ended May 31, 2000, a 14.1% decrease from the prior year revenues of $186.9 million. Revenues in Brazil declined $45.9 million. In 2000, sales to the Company's major customer in Brazil were greatly reduced due to the increased availability of in-country manufactured product. The Company has elected to exit the Brazil market (see "International Operations"). Revenues in Venezuela declined $11.1 million, reflecting continuing market softness caused by political and economic instability due to upcoming local elections. Revenues from the Miami export operations were down $12.7 million, reflecting the Company's decision to phase out a major portion of its redistributor channel, and the declining export market due to increasing availability of in-country manufactured product. The Company is phasing out a major portion of its redistributor business in the Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Also, supply shortages in the third and fourth quarters of 1999 significantly weakened the redistributor channel, reducing the number of financially viable redistributors and creating operating and financial difficulties for others. Combined revenues for the quarter for the redistributor business were $13.3 million in 2000 and $33.9 million in 1999. Revenues in Mexico increased $36.7 million, or 58.1%, due primarily to an aggressive new subscriber promotion by PEGASO during the quarter. Combined revenues from CellStar's Argentina, Colombia and Peru operations more than doubled to $15.3 million.

     North America Region revenues were $103.0 million, up 2.1% from $100.8 million for the prior year. This was the region's first revenue increase since the fourth quarter of 1998. The region's revenues have been impacted by a major customer that began coordinating its distribution directly with manufacturers. Excluding revenues from that customer, second quarter 2000 revenues for the region increased $35.2 million, or 51.9%.

     Revenues for the Europe Region decreased to $66.5 million in the second quarter from $89.1 million in the prior comparable quarter, due to the Company's decision to curtail its U.K. international trading operations (see "International Operations"). Quarterly results included a $3.6 million increase in revenues from Sweden, as well as revenues of $6.8 million from the Company's operations in The Netherlands, which was acquired in the third quarter of 1999.

     Gross Profit. Gross profit decreased $41.7 million, or 84.9%, from $49.1 million to $7.4 million. The decrease in gross profit was primarily due to $21.8 million in inventory obsolescence as a result of price declines during the quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Excluding these provisions, the decrease in gross profit as a percentage of revenues was primarily due to a shift in geographic revenue mix, lack of digital handsets in North America, competitive margin pressures including an oversupply of analog handsets in North America and an oversupply of handsets in Asia Pacific, and a delay in the introduction of new models by manufacturers, including WAP enabled phones.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.8 million, or 105.3% from $28.3 million to $58.1 million. This increase was principally due to bad debt expense of $25.5 million, up from $4.0 million for the second quarter last year. The increase was primarily from certain U.S. based accounts receivable, the collectibility of which has deteriorated significantly in the second quarter of 2000 and which were further affected by the Company's decision to sell its majority interest in its joint venture in Brazil and the phase out of a major portion of the redistributor business in its Miami and North America operations. The increase in selling, general and administrative expenses was also attributable to costs associated with business expansion activities and professional expenses. Overall selling, general and administrative expenses as a percentage of revenues increased to 10.3% from 5.0%.

     Restructuring Charge. The Company's results of operations for the second quarter of 1999 include a pre-tax restructuring charge of $2.9 million associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of the management in the Asia-Pacific Region.

     Gain on Sale of Assets. In the second quarter of 1999, the Company recorded a pre-tax gain of $6.0 million associated with the sale of its prepaid operations in Venezuela and the sale of the Company's retail stores in the Kansas City area.

     Interest Expense. Interest expense decreased to $4.7 million from $5.4 million primarily as a result of lower interest expense in Brazil.

     Other, Net. Other, net increased from expense of $0.7 million in the second quarter of 1999 to income of $0.2 million in 2000. This increase was primarily due to lower foreign currency losses related to Brazil.

     Income Taxes. Income tax expense decreased from a provision of $4.0 million in 1999 to a benefit of $15.9 million in 2000. The annual effective tax rate increased to 30.0% from 22.0%. The higher effective tax rate was attributable to changes in the expected geographical mix of income (loss) before income taxes.

Six Months Ended May 31, 2000 Compared to Six Months Ended May 31, 1999

     Revenues. The Company's revenues increased $65.5 million, or 6.0%, from $1,085.7 million to $1,151.2 million.

     Revenues in the Asia-Pacific Region increased $146.0 million, or 44.6%, from $327.3 million to $473.3 million. The Company's operations in the PRC provided $321.2 million in revenue, an increase of $98.5 million, or 44.2%, from $222.7 million. This increase was due to continued strong demand in the PRC and the build-up of extensive sales channels. The Company's operations in Taiwan provided $102.4 million of revenue, an increase of $22.6 million, or 28.3%, from $79.8 million. Demand in Taiwan increased due to the introduction of new high-end handsets in the first quarter of 2000, but was slowed in the second quarter of 2000 due to the political uncertainty surrounding the presidential election in March and Taiwan's relationship with the PRC. In the Philippines, revenues increased $22.6 million to $31.0 million due to carrier promotions and receipt by the Company in the fourth quarter of 1999 of certain distribution rights to Nokia products in the Philippines.

     The Latin American Region provided $315.7 million of revenues, compared to $357.1 million, or an 11.6% decrease. Revenues in Mexico increased $91.2 million due primarily to increased carrier business. Revenues for Brazil were down $105.0 million from last year. In 1999, the recently completed privatization of the telecommunications industry was driving rapid growth in carrier sales. In 2000, sales to the Company's major customer in Brazil were greatly reduced due to the increased availability of in-country manufactured product. The Company has elected to exit the Brazil market (see "International Operations"). Revenues from the Venezuela operations declined $23.8 million. The decline was a result of the effects of the torrential floods in late 1999, the positive impact on last year's first quarter of a special carrier promotion, and continuing market softness caused by political and economic instability due to upcoming local elections. Revenues from the Company's operations in Miami decreased $19.2 million from 1999 as increased product availability from in-country manufacturers in Latin America continued to reduce export sales from Miami. The Company is phasing out a major portion of its redistributor business in its Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. Also, supply shortages in the third and fourth quarters of 1999 significantly weakened the redistributor channel, reducing the number of financially viable redistributors and creating operating and financial difficulties for others. Combined revenues from the redistributor business were $31.5 million and $59.6 million in 2000 and 1999, respectively. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $15.6 million.

     North American Region revenues were $180.4 million, a decrease of $22.5 million, or 11.1% when compared to $202.9 million. The decrease was primarily a result of a decline in product sales to a major customer that began coordinating its distribution directly with manufacturers. Excluding revenues from that customer, revenues increased $41.0 million or 30.6% from 1999.

     The Company's Europe Region recorded revenues of $181.8 million, a decrease of $16.5 million, or 8.3%, from $198.3 million, primarily due to the Company's decision to curtail its U.K. international trading operations in April 2000 (see "International Operations"). Revenues from Sweden declined $4.6 million primarily due to product shortages in the first quarter of 2000. Revenues from The Netherlands, which was acquired in the third quarter of 1999, were $15.6 million.

     Gross Profit. Gross profit decreased $37.0 million, or 39.9% from $92.7 million to $55.7 million. The decrease in gross profit is primarily due to $23.5 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Excluding these provisions, the decrease in gross profit as a percentage of revenues was primarily due to a shift in geographic revenue mix, lack of digital handsets in North America, competitive margin pressures including an oversupply of analog handsets in North America and an oversupply of handsets in Asia Pacific, and a delay in the introduction of new models by manufacturers, including WAP enabled phones.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $36.4 million, or 67.5% from $53.9 million to $90.3 million. This increase was primarily due to bad debt expense of $29.9 million, up from $6.5 million for the same period last year. The increase was primarily from certain U.S. based accounts receivable, the collectibility of which has deteriorated significantly in the second quarter of 2000 and which were further affected by the Company's decision to sell its majority interest in its joint venture in Brazil and the phase out of a major portion of the redistributor business in its Miami and North America operations. The increase in selling, general and administrative expenses was also attributable to costs associated with business expansion activities and professional expenses. Overall selling, general and administrative expenses as a percentage of revenues increased to 7.8% from 5.0%.

     Restructuring Charge. The Company's results of operations include a pre-tax restructuring charge of $2.9 million in 1999 associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region.

     Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies decreased from income of $6.1 million in 1999 to a loss of $0.4 million in 2000. In February 1999, the Company sold part is its equity investment in Topp Telecom, Inc. ("Topp") to a wholly owned subsidiary of Telefonos de Mexico S.A. de C.V. ("TelMex"). At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company recorded a pre-tax gain of $5.8 million. In September 1999, the Company sold its remaining debt and equity interest in Topp to the TelMex subsidiary for a pre-tax gain of $26.1 million.

     Gain on Sale of Assets. In 1999, the Company recorded a pre-tax gain of $8.2 million associated with the sale of its prepaid operations in Venezuela and the sale of the Company's retail stores in the Dallas-Fort Worth and Kansas City areas.

     Interest Expense. Interest expense decreased to $8.8 million from $10.1 million primarily as a result of cash received from the sale of the Company's remaining debt and equity interest in Topp in September 1999 and lower interest rates in Brazil compared to 1999.

     Other, Net. Other, net changed from an expense of $2.3 million to income of $0.4 million. This change was primarily due to a $2.6 million foreign currency transaction loss realized in 1999 from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility.

     Income Taxes. Income tax expense decreased from $8.3 million in 1999 to a benefit of $13.0 million in 2000. The Company's effective tax rate increased to 30.0% from 22.0%. The higher effective tax rate was attributable to changes in the expected geographical mix of income (loss) before income taxes.

International Operations

     The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, currency controls, currency devaluations, exchange rate fluctuations, potentially unstable channels of distribution, increased credit risks, export control laws that might limit markets the Company can enter, inflation, changes in laws related to foreign ownership of business abroad, foreign tax laws, changes in import/export regulations, including enforcement policies, "gray market" resales, and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, currency fluctuations or internal political or economic instability in any nation where the Company conducts business, could have a materially adverse effect on the Company.

     During the second half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of increased in-country manufactured product availability in South America, primarily Brazil. The Company expects to focus its efforts on servicing large, financially sound carrier partners from the Company's Latin American subsidiaries.

     Since 1998, the Company's Brazilian operations have been primarily conducted through a majority-owned joint venture. Following an extensive review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, the Company has elected to exit the Brazil market and intends to divest its 51% interest in its joint venture. The Company's operations in Brazil have incurred a $9.3 million loss in 2000 including the write down of certain assets to fair value. The Company has also fully reserved certain U.S. based accounts receivable, the collectibility of which has deteriorated significantly in the second quarter, and which were further affected by the decision to exit Brazil.

     In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. The Company experienced a reduction in revenues for the Europe Region in the quarter ended May 31, 2000 and anticipates a reduction in revenues during the balance of the year ending November 30, 2000.

     For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company is negotiating to obtain an insurance settlement and is pursuing legal action where appropriate. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time.

Liquidity and Capital Resources

     During the six months ended May 31, 2000, the Company relied on cash available at November 30, 1999, cash generated from operations, and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At July 12, 2000 the Company had available $46.5 million of unused borrowing capacity under the Facility.

     Compared to November 30, 1999, accounts receivable decreased $3.6 million, while inventories and accounts payable increased $85.7 million and $72.7 million, respectively. This increase in inventory and accounts payable was primarily in North America and Miami and primarily relates to a series of purchases from a major supplier that granted extended payment terms in conjunction with these purchases.

     As of May 31, 2000 and June 30, 2000, the Company's Brazilian operations had borrowed $13.0 million and $20.8 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks. The Company has $9.2 million of letters of credit outstanding against its Facility to guarantee the repayment of the principal and accrued interest and all other contractual obligations of its Brazilian operations to several Brazilian banks.

     At May 31, 2000, the Company's operations in the PRC had two lines of credit available to them, one for USD $12.5 million and the second for RMB $180 million ($21.9 million equivalent), bearing interest at 5.52% and 5.85%, respectively. The loans mature through March 2001 and are fully collateralized by a U.S. dollar cash deposit. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure the repatriation of these funds. At May 31, 2000 and June 30, 2000, $34.2 million and $40.2 million, respectively, had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at May 31, 2000 reflects $35.4 million in cash that is restricted as collateral on these advances and a corresponding $34.2 million in notes payable. Subsequent to the end of the quarter, the Hong Kong operating entity increased its intercompany advance to the PRC by $11.0 million for a total funding of $46.4 million to support the PRC's growth.

     Based on results for the three months ended May 31, 2000, the Company would not have been in compliance with one of its covenants under its Facility. As of July 12, 2000, the Company had negotiated an amendment to the Facility that assists the Company in complying with the covenant. The relief provided by the amendment will be available through the third quarter of 2000. The amount of the Facility was also reduced from $115.0 million to $100.0 million. As a result of the July 12, 2000 amendment to the Facility, interest rates will increase by 25 basis points for the balance of the year. The Company and its banking syndicate have begun negotiations for a future amendment to address a longer-term solution to covenant concerns. However, no assurance can be given that the Company and its banking syndicate will achieve a longer- term solution.

     The Company anticipates that it should have sufficient cash available to meet its current capital requirements and expansion plans. Capital is expected to be provided by available cash on hand, cash generated from operations, amounts available under the Facility, amounts available from new debt sources, and various other funded debt sources. The Company believes that it should have the ability to expand its borrowing sources to accommodate expected capital needs in the future.

Accounting Pronouncements Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was amended by Statement 137 issued in July 1999 and Statement 138 issued in June 2000. Statement 137 delayed the effective date of Statement 133. Statement 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 should have a material effect on the Company's consolidated financial position and results of operations.

     FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44") in March 2000. Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on the Company's financial position and consolidated results of operations upon adoption.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying general accepted accounting principles to revenue recognition and accounting for deferred costs in the financial statements. Based on the Company's current revenue recognition policies, SAB 101 is not expected to materially impact the Company's consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

     For the quarter ended May 31, 2000, the Company recorded in other income (expense), net foreign currency losses of $1.2 million primarily due to the revaluations of foreign currency related to the Company's Europe operations.

     Regarding the intercompany advances from the Hong Kong entity to the PRC entity, the Company has foreign exchange exposure on the funds as they have been effectively converted into RMB.

     As of May 31, 2000 and June 30, 2000, the Company's Brazilian operations had borrowed $13.0 million and $20.8 million, respectively, using credit facilities denominated in Brazilian reals with Brazilian banks.

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

     The major currency exposures hedged by the Company are the British pound, Dutch guilder, Euro and Swedish Krona. The carrying amount and fair value of these contracts are not significant.

     Contractual amounts of the Company's forward exchange contracts at May 31, 2000 and June 30, 2000, respectively are $11.7 million and $13.9 million.

Interest Rate Risk

     The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the six months ended May 31, 2000, the interest rates of borrowings under the Facility ranged from 7.74% to 9.75%. As a result of the July 12, 2000 amendment to the Facility, interest rates will increase by 25 basis points for the balance of the year. The Company manages its borrowings under the Facility each business day to minimize interest expense.

     The borrowings of the Company's Brazilian operations are short-term in nature, typically less than six months. Through May 31, 2000, annual rates on borrowings by the Brazilian joint venture operations ranged from approximately 30% to 36%. The Brazilian operations' borrowings at May 31, 2000, were $13.0 million.

     The Company has short-term borrowings in the PRC as discussed in Liquidity and Capital Resources.

     The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0% and is due in October 2002.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, Miami Division. Each lawsuit sought certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998 to September 21, 1998. Each lawsuit alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and investment in Topp, resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court entered an order on September 26, 1999 consolidating the lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. On November 8, 1999, the lead plaintiffs filed a consolidated complaint. The Company has filed a Motion to Dismiss the consolidated complaint, but the court has not yet rendered a decision. The Company believes that it has fully complied with all applicable securities laws and regulations and that it has meritorious defenses to the allegations made in the consolidated complaint. The Company intends to vigorously defend the consolidated action if its Motion to Dismiss is denied.

     On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and is cooperating with the commission staff in its investigation.

     The Company's 51% joint venture in Brazil has received an assessment of approximately $4.9 million from the Brazil state tax authorities related to disallowed ICMS tax credits on purchased products. The Company believes the joint venture has complied with all applicable tax rules and regulations and has valid defenses. The joint venture is vigorously contesting the assessment. Accordingly, an accrual for this assessment is not reflected in the accompanying financial statements. If the joint venture is unsuccessful in defending against such assessment, the joint venture would be subject to penalties and interest.

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

  4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
        (4)

  4.6   Form of Rights Certificate. (4)

  4.7   Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

 10.1 Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2000, among CellStar Corporation and each of the banks and lending institutions signatory thereto. (8)

 27.1   Financial Data Schedule. (8)
 ____________________

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

                              CELLSTAR CORPORATION

                               /s/ AUSTIN P. YOUNG
                              --------------------------------------------------
                              By: Austin P. Young
                                  Senior Vice President, Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)

                               /s/ RAYMOND L. DURHAM
                              --------------------------------------------------
                              By: Raymond L. Durham
                                  Corporate Controller
                                  (Principal Accounting Officer)


                              Date: July 17, 2000

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

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation").
       (4)

 4.6   Form of Rights Certificate. (4)

 4.7   Certificate of Correction of Certificate of Designation. (5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2000, among CellStar Corporation and each of the banks and lending institutions signatory thereto. (8)

27.1   Financial Data Schedule. (8)

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