Form 10-Q
period 2000-08-31
CELLSTAR CORP
filed 2000-10-13
CIK 913590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to______________

                         Commission File Number 0-22972

                              CELLSTAR CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      75-2479727
---------------------------------                   ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

      1730 Briercroft Court                                 75006
        Carrollton, Texas                                  --------
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

                                   Yes X  No__
                                      ---
         On October 11, 2000 there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q

                                                                      Page
PART I -  FINANCIAL INFORMATION                                      Number
------    ---------------------                                      ------
Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         August 31, 2000 and November 30, 1999                        3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and nine months ended August 31, 2000 and 1999         4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
         COMPREHENSIVE LOSS (unaudited)
         Nine months ended August 31, 2000                            5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Nine months ended August 31, 2000 and 1999                   6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)       7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                           23


PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                           24

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                            24

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                           August 31,          November 30,
                                                                             2000                 1999
                                                                        ---------------      ---------------
Assets

Current assets:
    Cash and cash equivalents                                            $       68,814               70,498
    Restricted cash                                                              40,822               25,000
    Accounts receivable (less allowance for doubtful
             accounts of $58,599 and $33,152, respectively)                     276,657              306,235
    Inventories                                                                 223,867              189,866
    Deferred income tax assets                                                   41,885               15,127
    Prepaid expenses                                                             27,978               32,029
                                                                        ---------------      ---------------
             Total current assets                                               680,023              638,755

Property and equipment, net                                                      23,453               27,481
Goodwill (less accumulated amortization of $10,617
    and $10,483, respectively)                                                   26,678               32,584
Other assets                                                                     13,428                7,618
                                                                        ---------------      ---------------
                                                                         $      743,582              706,438
                                                                        ===============      ===============
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                     $      232,670              212,999
    Notes payable to financial institutions                                     109,720               50,609
    Accrued expenses                                                             28,441               24,864
    Income taxes payable                                                          2,437                8,646
    Deferred income tax liabilities                                              12,341                8,796
                                                                        ---------------      ---------------
             Total current liabilities                                          385,609              305,914
Long-term debt                                                                  150,000              150,000
                                                                        ---------------      ---------------
             Total liabilities                                                  535,609              455,914
                                                                        ---------------      ---------------
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
             authorized; none issued                                                 --
    Common stock,  $.01 par value, 200,000,000 shares
             authorized; 60,142,221 and 60,057,096 shares
             issued and outstanding, respectively                                   602                  601
    Additional paid-in capital                                                   81,298               80,929
    Accumulated other comprehensive loss - foreign currency
             translation adjustments                                             (7,878)              (8,509)
    Retained earnings                                                           133,951              177,503
                                                                        ---------------      ---------------
             Total stockholders' equity                                         207,973              250,524
                                                                        ---------------      ---------------
                                                                         $      743,582              706,438
                                                                        ===============      ===============

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                   Three months                       Nine months
                                                 ended August 31,                  ended August 31,
                                            -------------------------        -----------------------------
                                                2000           1999              2000             1999
                                            ---------      ----------        -------------    ------------
Revenues                                   $  629,793         560,222            1,781,022       1,645,895

Cost of sales                                 605,600         512,516            1,701,120       1,505,492
                                            ---------      ----------        -------------    ------------
  Gross profit                                 24,193          47,706               79,902         140,403

Selling, general and
  administrative expenses                      33,815          24,731              124,113          78,653
Impairment of assets                            4,930               -                4,930               -
Restructuring charge                                -             113                 (157)          2,981
                                            ---------      ----------        -------------    ------------

  Operating income (loss)                     (14,552)         22,862              (48,984)         58,769

Other income (expense):
  Equity in income (loss) of
    affiliated companies                         (408)           (200)                (789)          5,923
  Gain on sale of assets                        6,200               -                6,200           8,247
  Interest expense                             (5,676)         (4,381)             (14,449)        (14,458)
  Other, net                                      326             947                  722          (1,356)
                                            ---------      ----------        -------------    ------------
    Total other income (expense)                  442          (3,634)              (8,316)         (1,644)
                                            ---------      ----------        -------------    ------------

  Income (loss) before income taxes           (14,110)         19,228              (57,300)         57,125

Provision (benefit) for income taxes             (791)          4,230              (13,748)         12,567
                                            ---------      ----------        -------------    ------------

  Net income (loss)                        $  (13,319)         14,998              (43,552)         44,558
                                            =========       =========         ============     ===========
Net income (loss) per share:
    Basic                                  $    (0.22)           0.25                (0.72)           0.75
                                            =========        ========         ============     ===========
    Diluted                                $    (0.22)           0.25                (0.72)           0.73
                                            =========        ========         ============     ===========


    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                       Nine months ended August 31, 2000
                                  (Unaudited)
                                (In thousands)

                                                                                        Accumulated
                                                                        Additional         other
                                                  Common Stock            paid-in       comprehensive     Retained
                                            -----------------------
                                             Shares          Amount       capital           loss          earnings        Total
                                            -------          ------     ----------      -------------     --------       -------
Balance at November 30, 1999                 60,057          $ 601         80,929            (8,509)       177,503        250,524
     Comprehensive loss:
          Net loss                                -              -              -                 -        (43,552)       (43,552)

          Foreign currency translation
             adjustment                           -              -              -               631              -            631
                                                                                                                         --------

                  Total comprehensive loss                                                                                (42,921)
     Common stock issued under
        stock option plans                       85              1            369                 -              -            370
                                            -------          -----      ---------       -----------       --------       --------
Balance at August 31, 2000                   60,142          $ 602         81,298            (7,878)       133,951        207,973
                                            =======          =====      =========       ===========       ========       ========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Nine months ended August 31, 2000 and 1999
                                  (Unaudited)
                                (In thousands)

                                                                                           2000           1999
                                                                                        ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                                    $ (43,552)        44,558
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
          Depreciation, amortization, and impairment of assets                             13,695          8,335
          Equity in (income) loss of affiliated companies, net                                789         (5,923)
          Gain on sale of assets                                                           (6,200)        (8,247)
          Deferred income taxes                                                           (23,213)          (636)
          Changes in operating assets and liabilities
             net of effects from acquisitions of businesses:
                 Accounts receivable                                                       22,350         69,045
                 Inventories                                                              (45,835)       118,368
                 Prepaid expenses                                                             197         (6,723)
                 Other assets                                                              (7,760)        (1,437)
                 Accounts payable                                                          37,046       (158,254)
                 Accrued expenses                                                           7,171        (14,206)
                 Income taxes payable                                                      (6,209)        (1,750)
                                                                                        ---------      ---------
                     Net cash provided by (used in) operating activities                  (51,521)        43,130

Cash flows from investing activities:
   Proceeds from sale of assets                                                               377         13,861
   Purchases of property and equipment                                                     (4,141)        (6,302)
   Increase in restricted cash                                                            (15,822)            --
   Acquisitions of businesses, net of cash acquired                                          (176)        (2,301)
                                                                                        ---------      ---------
                     Net cash provided by (used in) investing activities                  (19,762)         5,258

Cash flows from financing activities:
   Net borrowings on notes payable to financial institutions                               69,229        (15,582)
   Net proceeds from issuance of common stock                                                 370          2,904
                                                                                        ---------      ---------
                     Net cash provided by (used in) financing activities                   69,599        (12,678)

Net increase (decrease) in cash and cash equivalents                                       (1,684)        35,710
Cash and cash equivalents at beginning of period                                           70,498         47,983
                                                                                        ---------      ---------
Cash and cash equivalents at end of period                                               $ 68,814         83,693
                                                                                        =========      =========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation

     Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the "Company") are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected herein. Operating revenues and net income for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended August 31, 2000 and 1999 follows (in thousands, except per share data):

                                                                                       Three months ended
                                                                                            August 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------         ---------
Basic:

Net income (loss)                                                                  $  (13,319)          14,998
                                                                                   ==========         =========
Weighted average number of shares outstanding                                          60,142           59,848
                                                                                   ==========         =========
    Net income (loss) per share                                                    $    (0.22)            0.25
                                                                                   ==========         =========

Diluted:

Net income (loss)                                                                  $  (13,319)           14,998
Interest on convertible notes, net of tax effect                                            -             1,125
                                                                                   ----------         ---------
    Adjusted net income (loss)                                                     $  (13,319)           16,123
                                                                                   ==========         =========

Weighted average number of shares outstanding                                          60,142            59,848
Effect of dilutive securities:
    Stock options and warrant                                                               -               183
    Convertible notes                                                                       -             5,422
                                                                                   ----------         ---------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                             60,142            65,453
                                                                                   ==========         =========

    Net income (loss) per share                                                    $    (0.22)             0.25
                                                                                   ==========         =========

                                                                                         Nine months ended
                                                                                             August 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------         ---------
Basic:

Net income (loss)                                                                  $  (43,552)           44,558
                                                                                   ==========         =========
Weighted average number of shares outstanding                                          60,128            59,659
                                                                                   ==========         =========
    Net income (loss) per share                                                    $    (0.72)             0.75
                                                                                   ==========         =========
Diluted:
Net income (loss)                                                                  $  (43,552)           44,558
Interest on convertible notes, net of tax effect                                            -             3,375
                                                                                   ----------         ---------
    Adjusted net income (loss)                                                     $  (43,552)           47,933
                                                                                   ==========         =========

Weighted average number of shares outstanding                                          60,128            59,659
Effect of dilutive securities:
    Stock options and warrant                                                               -               465
    Convertible notes                                                                       -             5,422
                                                                                   ----------         ---------
Weighted average number of shares outstanding and effect
    of dilutive securities                                                             60,128            65,546
                                                                                   ==========         =========

    Net income (loss) per share                                                    $    (0.72)             0.73
                                                                                   ==========         =========

     Options outstanding at August 31, 2000 to purchase 4.7 million shares of common stock for the three and nine months ended August 31, 2000 were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive. The subordinated convertible notes were not dilutive for the three and nine month periods ended August 31, 2000.

     Options outstanding to purchase 2.5 million shares of common stock for the three months ended August 31, 1999, and 1.9 million for the nine months ended August 31, 1999, were not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

(3)  Segment and Related Information

     The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), Europe, and North America. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export customers. The Corporate group includes headquarter operations and expenses, primarily general and administrative costs, not allocated to reportable segments. Intersegment sales and transfers are not significant.

     Segment asset information at August 31, 2000 and November 30, 1999 follows (in thousands):

                                     Asia-         Latin                      North
                                    Pacific       America       Europe       America       Corporate       Total
                                 ------------- ------------- ------------ ------------- --------------- -----------
     Total Assets

          August 31, 2000          $ 264,389      199,453       58,634       146,841        74,265        743,582
          November 30, 1999        $ 240,523      261,618       56,536       126,208        21,553        706,438

Segment information for the three and nine months ended August 31, 2000 and 1999, follows (in thousands):

                                            Asia-         Latin                      North
                                           Pacific       America       Europe       America       Corporate       Total
                                        ------------- ------------- ------------ ------------- --------------- ----------
Three months ended
  August 31, 2000:
    Revenues from external customers      $ 270,787      136,630        66,723      155,653             -        629,793
    Income (loss) before
       interest and income taxes               (278)      (6,985)        1,035        1,843        (5,259)        (9,644)

Three months ended
  August 31, 1999:
    Revenues from external customers      $ 204,089      154,577       108,012       93,544             -        560,222
    Income (loss) before
       interest and income taxes             13,039        4,984         2,461        5,732        (3,662)        22,554

                                                                                                   2000           1999
                                                                                                ----------     ----------
Income (loss) before interest and income taxes per segment information.........................  $ (9,644)        22,554
Interest expense per the consolidated statements of operations.................................    (5,676)        (4,381)
Interest income included in other, net in the consolidated statements of operations............     1,210          1,055
                                                                                                ----------     ----------
Income (loss) before income taxes per the consolidated statements of operations................  $(14,110)        19,228
                                                                                                ==========     ==========

                                            Asia-         Latin                      North
                                           Pacific       America       Europe       America       Corporate       Total
                                        ------------- ------------- ------------ ------------- --------------- ----------
Nine months ended
  August 31, 2000:
    Revenues from external customers      $ 744,093      452,362       248,504      336,063             -       1,781,022
    Income (loss) before
       interest and taxes                    12,905      (30,057)           75      (12,985)      (16,169)        (46,231)

Nine months ended
  August 31, 1999:
    Revenues from external customers      $ 531,372      511,706       306,330      296,487             -       1,645,895
    Income (loss) before
       interest and taxes                    30,372       25,521         7,268       18,591       (13,027)         68,725

                                                                                                   2000           1999
                                                                                                ----------     ----------
Income (loss) before interest and income taxes per segment information.........................  $(46,231)        68,725
Interest expense per the consolidated statements of operations.................................   (14,449)       (14,458)
Interest income included in other, net in the consolidated statements of operations............     3,380          2,858
                                                                                                ----------     ----------
Income (loss) before income taxes per the consolidated statements of operations................  $(57,300)        57,125
                                                                                                ==========     ==========

(4)  United Kingdom International Trading Operations

     In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. As a result, the Company experienced a reduction in revenues for the Europe Region in the quarter and the nine months ended August 31, 2000 and anticipates a reduction in revenues during the balance of the year ending November 30, 2000. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives.

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

(5)  Brazil

     Since 1998, the Company's Brazilian operations were primarily conducted through a majority-owned joint venture. Following an extensive review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000 the Company elected to exit the Brazil market.

     On August 25, 2000 the Company completed the divestiture of its 51% ownership in the joint venture to its joint venture partner, Fontana Business Corp. Following is a summary of the operations in Brazil (amounts in thousands):

                                              Three months              Nine months
                                            ended August 31,          ended August 31,
                                         ---------------------   -----------------------
                                            2000        1999        2000          1999
                                         ---------    --------   ---------   -----------
Revenues                                 $  14,937      37,183      40,602       167,841
Cost of sales                               13,745      33,224      41,567       154,474
                                         ---------    --------   ---------   -----------
      Gross profit (loss)                    1,192       3,959        (965)       13,367

Selling, general and
      administrative expenses                4,328       2,639       9,584         7,692
                                         ---------    --------   ---------   -----------
         Operating income (loss)            (3,136)      1,320     (10,549)        5,675
                                         ---------    --------   ---------   -----------
Other income (expense):
      Gain on sale of assets                 6,047           -       6,047             -
      Interest expense                      (1,557)     (1,007)     (3,464)       (4,011)
      Other, net                                 -        (311)          -        (2,260)
                                         ---------    --------   ---------   -----------
         Total other income (expense)        4,490      (1,318)      2,583        (6,271)
                                         ---------    --------   ---------   -----------

Income (loss) before income taxes        $   1,354           2      (7,966)         (596)
                                         =========    ========   =========   ===========

     The Company recognized a pre-tax gain on sale of $6.0 million in conjunction with the disposition of its 51% interest in the joint venture. The Company had a negative carrying value in its 51% interest in the joint venture as a result of losses previously recognized. In the disposition, the Company obtained promissory notes totaling $8.5 million related to the Company's funding of certain U.S. letters of credit supporting Brazilian debt obligations. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company.

     During the quarter ended May 31, 2000, the Company also fully reserved certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000 and which were further affected by the decision, in the second quarter, to exit Brazil.

(6)  Venezuela

     During the quarter ended August 31, 2000, the Company decided, based upon the current and future economic and political climate in Venezuela, to divest its operations in Venezuela and to focus its resources on more profitable, lower risk, growth markets. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value. Following is a summary of the Venezuela operations (amounts in thousands):

                                               Three months                Nine months
                                             ended August 31,            ended August 31,
                                        ------------------------     -------------------------
                                          2000           1999            2000         1999
                                        ----------    ----------     -----------    ----------
Revenues                                 $   4,255        11,804          30,624       62,000
Cost of sales                                7,715        10,441          31,543       54,536
                                        ----------    ----------     -----------    ---------
     Gross profit (loss)                    (3,460)        1,363            (919)       7,464

Selling, general and
     administrative expenses                 3,070           894           7,832        2,951
Impairment of assets                         4,930             -           4,930            -
                                        ----------    ----------     -----------    ---------
     Operating income (loss)               (11,460)          469         (13,681)       4,513
                                        ----------    ----------     -----------    ---------
Other income (expense):
     Gain on sale of assets                      -             -               -        5,197
     Interest expense                           (3)            -              (8)         (14)
     Other, net                                (98)         (136)           (707)        (426)
                                        ----------    ----------     -----------    ---------
        Total other income (expense)          (101)         (136)           (715)       4,757
                                        ----------    ----------     -----------    ---------

Income (loss) before income taxes        $ (11,561)          333         (14,396)       9,270
                                        ==========    ==========     ===========    =========

(7)  Redistributor Business

     The Company is phasing out a major portion of its redistributor business in the Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Redistributors are distributors that do not have existing direct relationships with manufacturers and who do not have long-term carrier or dealer/agent relationships. These distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have long-term predictable product demand. Combined revenues for the redistributor business for the three months ended August 31, 2000 and 1999 were $15.5 million and $35.3 million, respectively, and for the nine months ended August 31, 2000 and 1999, were $47.0 million and $94.9 million, respectively.

(8)   Amendment to Multicurrency Revolving Credit Facility

      At May 31, 2000, the Company would not have been in compliance with one of its covenants under its Multicurrency Revolving Credit Facility (the "Facility"). As of July 12, 2000, the Company had negotiated an amendment to the Facility following which the Company was in compliance with the covenant. As a result of the July 12, 2000 amendment to the Facility, the Facility was reduced from $115.0 million to $100.0 million and interest rates were increased by 50 basis points. At August 31, 2000, the Company was not in compliance with another of its covenants and subsequently received a waiver for this covenant. At August 31, 2000, the outstanding balance under the Facility was $64.8 million and is included in notes payable to financial institutions in the accompanying consolidated balance sheet. The Company has signed a letter of intent with its Agent bank, Chase Manhattan Bank, to arrange an asset based lending facility ("New Facility") that will use the Company's domestic assets as well as some foreign receivables as collateral for the New Facility. This New Facility is expected to replace the current Facility. However, no assurance can be given that the Company will enter into the New Facility.

      Assuming the Company is successful in closing on the New Facility, the Company should have sufficient cash available to meet its current capital requirements and expansion plans. Capital is expected to be provided by available cash on hand, cash generated from operations, amounts available under its existing Facility or the New Facility and various other funded debt sources. The Company believes that it should have the ability to expand its borrowing sources to accommodate expected capital needs in the future; however, no assurance can be given that any such financing would be available or, if available, offered on terms acceptable to the Company.

(9)   Inventory Obsolescence Expense and Bad Debt Expense

      Inventory obsolescence expense of $5.7 million and $2.7 million for the three months ended August 31, 2000 and 1999, respectively, and $29.2 million and $17.0 million for the nine months ended August 31, 2000 and 1999, respectively, is included in cost of goods sold in the accompanying consolidated statements of operations.

      Bad debt expense of $3.9 million and $0.5 million for the three months ended August 31, 2000 and 1999, respectively, and $33.3 million and $7.3 million for the nine months ended August 31, 2000 and 1999, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(10)  Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and aggregated $(10.9) million and $(42.9) million for the three and nine month periods ended August 31, 2000, respectively. For the three and nine month periods ended August 31, 1999, comprehensive income aggregated $16.2 million and $44.7 million, respectively.

(11)  Contingencies

      Refer to Part II, Item 1, "Legal Proceedings."

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company reported a net loss of $13.3 million, or $0.22 per diluted share, for the third quarter of 2000 compared with net income of $15.0 million, or $0.25 per diluted share, for the same quarter last year. In the third quarter of 2000, the Company divested its majority interest in its Brazil joint venture, announced its intent to divest its Venezuela operations, continued to phase out a major portion of its North America and Miami redistributor business, and experienced substantially reduced international trading operations conducted by its U.K. subsidiary. In addition, the Company experienced a decline in gross margins primarily due to competitive margin pressures.

Special Cautionary Notice Regarding Forward-Looking Statements

   This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "should," "may," "intends," "expects," "anticipates," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign currency risks, revaluation, devaluation and fluctuations in relative exchange rates, political instability, changes in foreign laws, regulations and tariffs, new technologies, system implementation difficulties, competition, handset shortages or overages, customer and vendor relationships, unstable channels of distribution, margin pressures, seasonality, inventory obsolescence and availability, "gray market" resales, and inflation could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2000 and 1999:

                                                 Three months      Nine months
                                               ended August 31,  ended August 31,
                                               ----------------  ----------------
                                                2000      1999     2000     1999
                                               ------    ------  -------   ------
Revenues                                       100.0%    100.0    100.0    100.0
Cost of sales                                   96.2      91.5     95.5     91.5
                                               ------    ------  -------   ------
      Gross profit                               3.8       8.5      4.5      8.5
Selling, general and administrative expenses     5.4       4.4      7.0      4.8
Impairment of assets                             0.7         -      0.3        -
Restructuring charge                               -         -        -      0.1
                                               ------    ------  -------   ------
      Operating income (loss)                   (2.3)      4.1     (2.8)     3.6
Other income (expense):
      Equity in income (loss) of
           affiliated companies                    -         -        -      0.4
      Gain on sale of assets                     1.0         -      0.4      0.5
      Interest expense                          (0.9)     (0.8)    (0.8)    (0.9)
      Other, net                                   -       0.2        -     (0.1)
                                               ------    ------  -------   ------
           Total other income (expense)          0.1      (0.6)    (0.4)    (0.1)
                                               ------    ------  -------   ------
      Income (loss) before income taxes         (2.2)      3.5     (3.2)     3.5
Provision (benefit) for income taxes            (0.1)      0.8     (0.8)     0.8
                                               ------    ------  -------   ------
      Net income (loss)                         (2.1)%     2.7     (2.4)     2.7
                                               ======    ======  =======   ======

Three Months Ended August 31, 2000 Compared to Three Months Ended August 31,
1999

   Revenues. The Company's revenues increased $69.6 million, or 12.4%, from $560.2 million to $629.8 million.

   Revenues in the Asia-Pacific Region increased $66.7 million, or 32.7%, from $204.1 million to $270.8 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $185.6 million in revenue, an increase of $46.8 million or 33.7%, from $138.8 million. This increase was due to continued strong demand in the PRC and the build-up of sales channels. The Company's operations in Taiwan provided $61.3 million of revenue, an increase of $10.2 million, from $51.1 million. This increase is due to the introduction of high-end handsets in 2000. In the Philippines, revenues for the quarter increased $9.8 million to $11.4 million due to carrier promotions and receipt by the Company in the fourth quarter of 1999 of certain distribution rights to Nokia products in the Philippines.

   North America Region revenues were $155.7 million, up 66.4% from $93.5 million for the prior year. The region was the Company's second largest revenue contributor for the third quarter 2000. North American revenues benefited from strong promotional activity by several customers, as well as the addition of new customers and expanded markets in several areas.

   Latin America Region revenues were $136.6 million for the third quarter ended August 31, 2000, an 11.6% decrease from the prior year revenues of $154.6 million. Revenues in Brazil declined $22.2 million from the prior year quarter. In August 2000, the Company completed its divestiture of its 51% interest in its Brazilian operations (see "International Operations"). Revenues in Venezuela declined $7.5 million, reflecting continuing market softness caused by political and economic instability. In the third quarter 2000, the Company decided to divest its Venezuela operations (see "International Operations") which the Company intends to sell. Revenues from the Miami export operations were down $18.2 million, reflecting the Company's decision to phase out a major portion of its redistributor channel, and the declining export market due to increasing availability of in-country manufactured product. The Company began phasing out a major portion of its redistributor business in the Miami and North American operations in the second quarter 2000 due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Also, supply shortages in the third and fourth quarters of 1999 significantly weakened the redistributor channel, reducing the number of financially viable redistributors and creating operating and financial difficulties for others. Combined revenues for the third quarter for the redistributor business were $15.5 million in 2000 and $35.3 million in 1999. Revenues in Mexico increased $27.2 million, or 53.4%. This increase can primarily be attributed to a carrier whose relationship with the Company has grown significantly from the prior year. Combined revenues from CellStar's Argentina, Chile, Colombia and Peru operations increased to $18.8 million from $16.0 million in the year-earlier quarter.

   Revenues for the Europe Region decreased to $66.7 million, or 38.2%, in the third quarter from $108.0 million in the prior comparable quarter, due to the Company's decision to curtail its U.K. international trading operations (see "International Operations"). Quarterly results included a $6.1 million increase in revenues from Sweden, as well as an increase in revenues of $5.5 million from the Company's operations in The Netherlands, which was acquired in the third quarter of 1999.

   Gross Profit. Gross profit decreased $23.5 million, or 49.3%, from $47.7 million to $24.2 million. Gross margins were significantly lower in the third quarter of the current year primarily due to the Company's commitment to defend market share in the face of intense industry price competition. Based on last year's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher this year, are still below industry forecasts. This has resulted in a surplus of product driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and, to a lesser extent, in Latin America.

   Gross margins also reflected the ongoing execution during the quarter of the Company's plan to reduce the levels and improve the quality of its inventory. In particular, this effort focused in the U.S. and Latin America on sales of analog, satellite and older-model handsets and accessories, often at a discount, which lowered overall gross margins for the quarter.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.1 million, or 36.7% from $24.7 million to $33.8 million. The increase was principally due to bad debt expense of $3.9 million, up from $0.5 million for the third quarter last year. The increase in selling, general and administrative expenses was also attributable to costs associated with business expansion activities. Overall selling, general and administrative expenses as a percentage of revenues increased to 5.4% from 4.4%.

   Impairment of Assets. In the third quarter 2000, the Company decided to exit its Venezuela operations. The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value (see "International Operations").

   Gain on Sale of Assets. In the third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture (see "International Operations"). During the third quarter 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million.

   Interest Expense. Interest expense increased to $5.7 million from $4.4 million primarily due to higher interest rates and higher levels of borrowing.

   Other, Net. Other, net decreased from income of $0.9 million in the third quarter of 1999 to income of $0.3 million in 2000. This decrease was primarily due to the revaluations of foreign currency related to the Company's European operations.

   Income Taxes. Income tax expense decreased from a provision of $4.2 million in 1999 to a benefit of $0.8 million in 2000 due to the losses incurred in 2000. The annual effective tax rate increased to 24.0% from 22.0%. The higher effective tax rate was attributable to changes in the geographical mix of income
(loss) before income taxes.

Nine Months Ended August 31, 2000 Compared to Nine Months Ended August 31, 1999

     Revenues. The Company's revenues increased $135.1 million, or 8.2%, from $1,645.9 million to $1,781.0 million.

     Revenues in the Asia-Pacific Region increased $212.7 million, or 40.0%, from $531.4 million to $744.1 million. The Company's operations in the PRC provided $506.8 million in revenue, an increase of $145.2 million, or 40.2%, from $361.6 million. This increase was due to continued strong demand in the PRC and the build-up of sales channels. The Company's operations in Taiwan provided $163.6 million of revenue, an increase of $32.7 million, or 25.0%, from $130.9 million. Demand in Taiwan increased due to the introduction of new high-end handsets in the first quarter of 2000, and although there was a slowdown in the second quarter of 2000 due to political uncertainty and Taiwan's relationship with the PRC, the third quarter rebounded with a $10.2 million increase over the prior year quarter. In the Philippines, revenues increased $32.3 million to $42.5 million due to carrier promotions and receipt by the Company in the fourth quarter of 1999 of certain distribution rights to Nokia products in the Philippines.

     North American Region revenues were $336.1 million, an increase of $39.6 million, or 13.3% when compared to $296.5 million in 1999. North American revenues benefited from strong promotional activity by several customers, as well as the addition of new customers and expanded markets in several areas.

     The Latin America Region provided $452.4 million of revenues, compared to $511.7 million, or an 11.6% decrease. Revenues in Mexico increased $118.4 million due primarily to increased carrier business. Revenues for Brazil were down $127.2 million from last year. In 1999, the recently completed privatization of the telecommunications industry was driving rapid growth in carrier sales. In 2000, sales to the Company's major customer in Brazil were greatly reduced due to the increased availability of in-country manufactured product. In August 2000, the Company completed the divestiture of its 51% interest in its Brazilian operations (see "International Operations"). Revenues from the Venezuela operations declined $31.4 million. The decline was a result of the effects of the torrential floods in late 1999, the positive impact on last year's first quarter of a special carrier promotion, and market softness in 2000 caused by political and economic instability. In the third quarter 2000, the Company decided to exit its Venezuela operations (see "International Operations). Revenues from the Company's operations in Miami decreased $37.3 million from 1999 as increased product availability from in-country manufacturers in Latin America continued to reduce export sales from Miami. The Company began phasing out a major portion of its redistributor business in its Miami and North American operations in the second quarter 2000, due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. Also, supply shortages in the third and fourth quarters of 1999 significantly weakened the redistributor channel, reducing the number of financially viable redistributors and creating operating and financial difficulties for others. Combined revenues from the redistributor business were $47.0 million, and $94.9 million in 2000 and 1999, respectively. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $18.4 million from $39.2 million in 1999 to $57.6 million in 2000.

     The Company's Europe Region recorded revenues of $248.5 million, a decrease of $57.8 million, or 18.9%, from $306.3 million, primarily due to the Company's decision to curtail its U.K. international trading operations in April 2000 (see "International Operations"). Revenues from Sweden increased $1.5 million to
$89.6 million in 2000.    Revenues from The Netherlands, which was acquired in
the third quarter of 1999, were $22.7 million.

     Gross Profit. Gross profit decreased $60.5 million, or 43.1% from $140.4 million to $79.9 million. The decrease in gross profit is due to $29.2 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations, also in the second quarter. The decrease in gross profit as a percentage of revenues can also be attributed to a shift in geographic revenue mix, lack of digital handsets in North America, global industry price competition including an oversupply of analog handsets in North America and an oversupply of handsets in Asia

Pacific, and to a lesser degree, the Company's inventory improvement actions. The Company's commitment to defend market share in the face of intense global industry price competition, particularly in the Asia Pacific Region, negatively impacted the gross margin percentage. Based on last year's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher this year, are still below industry forecasts. This has resulted in a surplus of product driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in Latin America.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $45.5 million, or 57.8% from $78.7 million to $124.1 million. This increase was primarily due to bad debt expense of $33.3 million, up from $7.3 million for the same period last year. The increase was primarily from certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000, and which were further affected by the Company's decision to divest its majority interest in its joint venture in Brazil and the phase out of a major portion of the redistributor business in its Miami and North America operations. The increase in selling, general and administrative expenses was also attributable to costs associated with business expansion activities and professional expenses. Overall selling, general and administrative expenses as a percentage of revenues increased to 7.0% from 4.8%.

     Impairment of Assets. In the third quarter 2000, the Company decided to exit its Venezuela operations. The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value (see "International Operations").

     Restructuring Charge. The Company's results of operations include a pre-tax restructuring charge of $3.0 million in 1999 associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region.

     Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies decreased from income of $5.9 million in 1999 to a loss of $0.8 million in 2000. In February 1999, the Company sold part of its equity investment in Topp Telecom, Inc. ("Topp") to a wholly owned subsidiary of Telefonos de Mexico S.A. de C.V. ("TelMex"). At the closing, the Company also sold a portion of its debt investment to certain other shareholders of Topp. As a result of these transactions, the Company recorded a pre-tax gain of $5.8 million. In September 1999, the Company sold its remaining debt and equity interest in Topp to the TelMex subsidiary for a pre-tax gain of $26.1 million.

     Gain on Sale of Assets. In the third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million, from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture (see "International Operations"). During the third quarter 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million. In 1999, the Company recorded a pre-tax gain of $8.2 million associated with the sale of its prepaid operations in Venezuela and the sale of the Company's retail stores in the Dallas-Fort Worth and Kansas City areas.

     Interest Expense. Interest expense decreased from $14.5 million in 1999 to $14.4 million in 2000.

     Other, Net. Other, net changed from an expense of $1.4 million to income of $0.7 million. This change was primarily due to a $2.6 million foreign currency transaction loss realized in 1999 from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility.

     Income Taxes. Income tax expense decreased from $12.6 million in 1999 to a benefit of $13.7 million in 2000 due to the losses incurred in 2000. The Company's effective tax rate increased to 24.0% from 22.0%. The higher effective tax rate was attributable to changes in the geographical mix of income
(loss) before income taxes.

International Operations

     The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, potentially unstable channels of distribution, increased credit risks, export control laws that might limit markets the Company can enter, inflation, changes in laws related to foreign ownership of business abroad, foreign tax laws, trade disputes among nations, changes in cost of capital, changes in import/export regulations, including enforcement policies, "gray market" resales, and tariff and freight rates. Such risks and other factors beyond the control of the Company in any nation where the Company conducts business could have a materially adverse effect on the Company.

     During the second half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of increased in-country manufactured product availability in South America, primarily Brazil. The Company expects to focus efforts on servicing large, financially sound carrier partners from the Company's Latin American subsidiaries.

     Since 1998, the Company's Brazilian operations were primarily conducted through a majority-owned joint venture. Following an extensive review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000 the Company elected to exit the Brazil market and to divest its 51% interest in its joint venture. In August 2000, the Company completed its divestiture of its 51% interest in its joint venture (see footnote 5 to the consolidated financial statements for a summary of the results of the Brazil operations). The Company has also fully reserved certain U.S.- based accounts receivable from Brazilian importers in the second quarter of 2000, the collectibility of which significantly deteriorated in the second quarter of 2000, and which were further affected by the decision, in the second quarter, to exit Brazil.

     During the quarter ended August 31, 2000, the Company decided, based upon the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela and to focus its resources on more profitable, lower risk, growth markets. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value (see footnote 6 to the consolidated financial statements for a summary of the results of the Venezuela operations).

     In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. The Company experienced a reduction in revenues for the Europe Region in the second and third quarters of 2000 compared to 1999 and anticipates a reduction in revenues during the balance
of the year ending November 30, 2000.   For the quarter ended May 31, 2000, the
Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company is negotiating to obtain an insurance settlement and is pursuing legal action where appropriate. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time.

     In the third quarter of 2000, the Company completed the sale of its operations in Poland and recognized a gain of $0.2 million.

Liquidity and Capital Resources

     During the nine months ended August 31, 2000, the Company relied primarily on cash available at November 30, 1999, cash generated from operations, and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At October 2, 2000, the Company had available less than $1.0 million of unused borrowing capacity under the Facility.

     Compared to November 30, 2000, accounts receivable decreased $29.6 million, inventories increased $34.0 million and accounts payable increased $19.7 million. This decrease in accounts receivable was due to increased collections and to additions to the allowance for doubtful accounts. The increase in inventory is primarily to support increased sales activity in the PRC and Mexico. The increase in accounts payable is primarily due to increased sales activity in North America.

     Effective August 25, 2000, the Company sold its 51% interest in its Brazil
joint venture to its joint venture partner, Fontana Business Corp.   To
facilitate the closing of the transaction, the Company repaid certain debt of the joint venture to the extent it was collateralized by letters of credit issued under the Company's Facility. The Company received promissory notes totaling $8.5 million from CellStar do Brasil, Ltda. These notes are fully reserved and will remain fully reserved pending receipt of payments by the Company

     At August 31, 2000, the Company's operations in the PRC had three lines of credit, one for USD $12.5 million, the second for RMB 215 million (approximately USD $25.9 million) and the third for RMB 50 million (approximately USD $6.0 million), bearing interest at 7.16%, 5.85% and 2.34%, respectively. The loans have maturity dates through June 2001. The first two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. The third line of credit is supported by a RMB 15.0 million cash collateral deposit and a promissory note. At August 31, 2000 and September 30, 2000, USD $44.4 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at August 31, 2000 reflects $40.8 million in cash that is restricted as collateral on these advances and a corresponding USD $44.4 million in notes payable.

     At May 31, 2000, the Company would not have been in compliance with one of its covenants under its Facility. As of July 12, 2000, the Company had negotiated an amendment to the Facility following which the Company was in compliance with the covenant. At August 31, 2000, the Company was not in compliance with another of its covenants and subsequently received a waiver for this covenant. At August 31, 2000, the outstanding balance under the Facility was $64.8 million and is included in notes payable to financial institutions in the accompanying consolidated balance sheet.

     The Company has signed a letter of intent with its Agent bank, Chase Manhattan Bank, to arrange an asset based lending facility ("New Facility") that will use the Company's domestic assets as well as some foreign receivables as collateral for the New Facility. This New Facility is expected to replace the current Facility. However, no assurance can be given that the Company will enter into the New Facility.

     Assuming the Company is successful in closing on the New Facility, the Company should have sufficient cash available to meet its current capital requirements and expansion plans. Capital is expected to be provided by available cash on hand, cash generated from operations, amounts available under its existing Facility or the New Facility and various other funded debt sources. The Company believes that it should have the ability to expand its borrowing sources to accommodate expected capital needs in the future; however, no assurance can be given that any such financing would be available or, if available, offered on terms acceptable to the Company.


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

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying Generally Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, SAB 101 is not expected to materially impact the Company's financial position and consolidated results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

     For the quarter ended August 31, 2000, the Company recorded in other income (expense), net foreign currency losses of $0.9 million primarily due to the revaluations of foreign currency related to the Company's European operations.

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

     Contractual amounts of the Company's forward exchange contracts at August 31, 2000 and September 30, 2000, respectively are $17.1 million and $26.1 million.

Interest Rate Risk

     The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the nine months ended August 31, 2000, the interest rates of borrowings under the Facility ranged from 7.74% to 10.50%. As a result of the July 12, 2000 amendment to the Facility, interest rates increased by 50 basis points. The Company manages its borrowings under the Facility each business day to minimize interest expense.

     The Company has short-term borrowings in the PRC as discussed in Liquidity and Capital Resources.

     The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0% and is due in October 2002.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, Miami Division. Each lawsuit sought certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998 to September 21, 1998. Each lawsuit alleged that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and investment in Topp, resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 promulgated thereunder. The Court entered an order on September 26, 1999 consolidating the lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. On November 8, 1999, the lead plaintiffs filed a consolidated complaint. The Company filed a Motion to Dismiss the consolidated complaint and the Court granted that Motion on August 3, 2000. Plaintiffs filed a Second Amended and Consolidated Complaint on September 1, 2000, essentially re-alleging the violations of Sections 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated thereunder. The Company believes that it has fully complied with all applicable securities laws and regulations and that it has meritorious defenses to the allegations made in the consolidated complaint. The Company intends to file a Motion to Dismiss plaintiff's Second Amended and Consolidated Complaint and vigorously defend the consolidated action if its Motion to Dismiss is denied.

     On August 3, 1998, the Company announced that the Securities and Exchange Commission is conducting an investigation of the Company relating to its compliance with federal securities laws. The Company believes that it has fully complied with all securities laws and regulations and is cooperating with the commission staff in its investigation.

     The Company's previous 51% joint venture in Brazil received an assessment of approximately $4.9 million from the Brazil state tax authorities related to disallowed ICMS tax credits on purchased products. The Company believes the joint venture has complied with all applicable tax rules and regulations. The Company's 51% interest in the joint venture was sold to its joint venture partner effective August 25, 2000, and the Company believes it no longer has any liability related to this assessment. Accordingly, an accrual for this assessment is not reflected in the accompanying financial statements.

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


                               /s/ Raymond L. Durham
                              --------------------------------------------------
                              By: Raymond L. Durham
                                  Corporate Controller
                                  (Principal Accounting Officer)


                              Date: October 13, 2000

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                                    Description
-------      -------------------------------------------------------------------

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