Form 10-K
period 2000-11-30
CELLSTAR CORP
filed 2001-02-28
CIK 913590

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year                   Commission File Number
            Ended November 30, 2000                         0-22972

                                 ------------

                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)

                                 ------------

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

                                 ------------

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

                              Yes [X]     No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       On February 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $44,785,675, based on the closing sale price of $1.12 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

       On February 23, 2001, there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held during 2001 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                              CELLSTAR CORPORATION

                               INDEX TO FORM 10-K

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.
Item 1.    Business                                                                                    2
Item 2.    Properties                                                                                 11
Item 3.    Legal Proceedings                                                                          11
Item 4.    Submission of Matters to a Vote of Security Holders                                        12

PART II.
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      13
Item 6.    Selected Consolidated Financial Data                                                       14
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      15
Item 7(A). Quantitative and Qualitative Disclosures About Market Risk                                 24
Item 8.    Consolidated Financial Statements and Supplementary Data                                   25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       25

PART III.
Item 10.   Directors and Executive Officers of the Registrant                                         26
Item 11.   Executive Compensation                                                                     26
Item 12.   Security Ownership of Certain Beneficial Owners and Management                             26
Item 13.   Certain Relationships and Related Transactions                                             26

PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                            27

                                    PART I.

Item 1. Business

General

      CellStar Corporation (the "Company" or "CellStar") is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, Latin America, Europe and North America. The Company facilitates the effective and efficient distribution of handsets, related accessories, and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of the Company's markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

      The "Asia-Pacific Region" consists of Taiwan, Singapore, The Philippines, Malaysia, Japan, Korea and the People's Republic of China ("PRC"), including Hong Kong. The "Latin American Region" consists of Mexico, Chile, Peru, Colombia, Argentina and the Company's Miami, Florida operations. Until the Company completed the sale of its Venezuela operations on December 26, 2000, Venezuela was included in the Latin American Region. The "European Region" consists of the United Kingdom, Sweden and The Netherlands. The "North American Region" consists of the United States.

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

      The Company markets its products to wholesale purchasers using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. The Company offers advertising allowances, ready-to-use advertising materials and displays, easy access to hard-to-find products, credit terms, a variety of name brand products and highly-responsive customer service.

      The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc., ("National Auto Center") a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, National Auto Center began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola, Inc. ("Motorola") wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991, and the Company entered into similar arrangements with Motorola in the Asia-Pacific Region in 1994 and the European Region in 1996. The Company has also entered into similar distributor agreements with other manufacturers, including Nokia Mobile Phones, Inc. ("Nokia"), Ericsson Inc. ("Ericsson"), LG International Corp. Ltd. ("LG"), Samsung Telecommunications America, Inc. ("Samsung") and Kyocera Wireless Corp. ("Kyocera").

      Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable handsets, pagers and two-way radios. Since its inception in 1983, the wireless handset market has grown rapidly. Continued strong growth in the worldwide subscriber base and the convergence of existing and emerging technologies into a single multi-function handset connected to a wireless web should create significant new opportunities for the Company. The Company believes that the wireless communications industry should continue to grow for a number of reasons, including the following: economic growth, increased service availability and the lower cost of wireless service compared to conventional landline telephone systems. The Company also believes that advanced digital technologies have led to increases in the number of network operators and resellers, which has promoted greater competition for subscribers and, the Company believes, has resulted in increased demand for wireless communications products. Finally, the proliferation of new products is expected to lower prices, increase product selection and expand sales channels.

      The Company's revenues grew at a 25.0% compound annual rate for the five fiscal years ended November 30, 2000, and increased 6.1% for the year ended November 30, 2000, compared to the prior fiscal year. The Company generated 79.8% of its revenues in 2000 from operations conducted outside the United States.

Cautionary Statements

      The Company's success will depend upon, among other things, its ability to maintain its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

      The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in cost of and access to capital; changes in import/export regulations, including enforcement policies; "gray market" resales; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations or internal political or economic instability in any nation where the Company conducts business, could have a material adverse effect on the Company.

      The Company's consolidated financial statements and accompanying notes, which include certain business segment and geographic information, are in Part IV.

Asia-Pacific Region

      The Company believes that in the Asia-Pacific Region, primarily in the PRC, demand for wireless communications services has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these and other factors, as well as the large population base and economic growth in this region, the Company believes that phone users should increasingly use wireless systems.

      The Company offers wireless handsets and accessories manufactured by Original Equipment Manufacturers ("OEMs"), such as Motorola, LG and Nokia, and aftermarket accessories manufactured by a variety of suppliers. Throughout the Asia-Pacific Region, CellStar acts as a wholesale distributor of wireless handsets to large and small volume purchasers.

      CellStar (Asia) Corporation Limited ("CellStar Asia"), the oldest of the Company's business units in the region, derives its revenue principally from wholesale sales of wireless handsets to Hong Kong-based companies that ship these products to the remainder of the PRC and Taiwan.

      Shanghai CellStar International Trading Company, Ltd. ("CellStar Shanghai"), a wholly-owned, limited liability foreign trade company established in Shanghai, PRC, commenced domestic wholesale operations in the PRC in 1997 using a local commodities exchange market as an intermediary, pursuant to an experimental initiative permitting market access as authorized by the Shanghai municipal government. CellStar Shanghai purchases wireless handsets locally manufactured by Motorola and Nokia and wholesales those products to distributors and retailers located throughout the PRC. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations using CellStar's trademarks. Under the terms of such arrangements, CellStar Shanghai provides services, sales support, training and access to promotional materials for use in their operations. As a result of these cooperative arrangements, more than 1,000 retail points of sale in the PRC display the CellStar name and trademarks. In exchange, those distributors agree to purchase most of their requirements of wireless handsets from CellStar Shanghai.

CellStar Shanghai currently deals with numerous local distributors, including distributors located in the ten largest metropolitan areas in the PRC. CellStar Shanghai leases warehouse, showroom and office space in the Pudong district of Shanghai, as well as two other warehouses in Beijing and Guangzhou.

      Although the Company's business in the Asia-Pacific Region is predominantly wholesale, retail operations are also conducted in Singapore, Malaysia and Taiwan. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region; however, some of the retail operations may be owned jointly with local partners, depending on the market and regulatory environment in the host country.

      The Company commenced operations in Taiwan in 1995. In 1999, the Company entered into a strategic alliance with Arcoa Communications Co., Ltd. ("Arcoa"), the largest telecommunications retail store chain in Taiwan. As a result of this alliance, the Company became the primary supplier of Motorola-licensed handsets and accessories to Arcoa's more than 400 retail outlets in Taiwan. In January 2000, the Company strengthened its relationship with Arcoa by acquiring 3.5% of the issued and outstanding common stock of Arcoa. The Company entered the Singapore, The Philippines and Malaysia markets in 1995 and conducts wholesale and retail operations in each country. In Malaysia, the Company is a minority partner (49%) in a joint venture. Due to the continuing deterioration in the Malaysia market, the Company intends to divest its ownership interest in the Malaysia joint venture in 2001. In 2000, the Company established a wholly-owned subsidiary in Japan and an 80% owned subsidiary in Korea to locate and purchase product and to develop relationships with local handset manufacturers in those areas.

      The following table outlines the Company's entry into the Asia-Pacific
Region:

                                              Year      Type of Operation (as of
               Country                      Entered        November 30, 2000)
               -------                      -------        ------------------
               Hong Kong                      1993             Wholesale
               Singapore                      1995        Wholesale and Retail
               The Philippines                1995             Wholesale
               Malaysia                       1995        Wholesale and Retail
               Taiwan                         1995        Wholesale and Retail
               People's Republic of China     1997             Wholesale
               Japan                          2000             Purchasing
               Korea                          2000             Purchasing

       At November 30, 2000, the Company sold its products to over 200 wholesale customers in the Asia-Pacific Region (excluding customers of the Company's Malaysia joint venture), the ten largest of which accounted for approximately 23% of the Company's consolidated revenues in fiscal 2000. The Company offers a broad product mix compatible with digital systems in the Asia-Pacific Region and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

       The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force and through trade shows. To penetrate local markets in certain countries, the Company has made use of subagent and license relationships.

Latin American Region

       As in the Asia-Pacific Region, the Company believes that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and to limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these and other factors, as well as the large population base and economic growth in this region, the Company believes that phone users should increasingly use wireless communications systems.

       The Company in the Latin American Region offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs, such as Motorola, Nokia, Samsung, Kyocera and Ericsson, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers. The Company, through its Miami, Florida ("Miami") operations, acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, the Company's Miami operations are included in the Latin American Region.

       In the quarter ended May 31, 2000, the Company began phasing out a major portion of its redistributor business in Miami due to the volatility of such business, the relatively lower margins and higher credit risks. Redistributors are distributors without existing direct relationships with manufacturers and without long-term carrier or dealer/agent relationships. Such distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have a long-term predictable product demand. Due to the reduction in the redistributor business and the increased availability of in-country manufactured product, the Company has experienced a significant decline in exports from its Miami operation and intends to restructure or consolidate its Miami operation in 2001.

       Although the Company's business in the Latin American Region is predominantly wholesale and value-added fulfillment services, retail operations are conducted by the Company in all countries. On November 30, 2000, the Company operated 34 retail locations (including kiosks) in the Latin American Region, the majority of which are located in Mexico. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region. From 1998 until August 2000, the Company conducted its operations in Brazil primarily through a majority owned (51%) joint venture. After a review of its Brazil operations, the Company decided in the quarter ended May 31, 2000 to exit the Brazil market and divest its 51% interest in the joint venture based on the joint venture structure, foreign exchange risk, high cost of capital, alternative uses of capital, accumulated losses, and the prospect of ongoing losses. The Company completed divestiture of its 51% joint venture on August 25, 2000.

       The Company decided during the quarter ended August 31, 2000, based on the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela. The Company exited the Venezuela market on December 26, 2000.

       The following table outlines the Company's entry into the Latin American
Region:

                              Year             Type of Operation (as of
               Country       Entered              November 30, 2000)
               -------       -------              ------------------
               Mexico         1991               Wholesale and Retail
               Chile          1993               Wholesale and Retail
               Venezuela      1993      Wholesale and Retail (Exited Venezuela
                                                  December 26, 2000)
               Colombia       1994               Wholesale and Retail
               Argentina      1995               Wholesale and Retail
               Peru           1998               Wholesale and Retail

      At November 30, 2000, the Company sold its products to over 1,450 wholesale customers in the Latin American Region, the ten largest of which accounted for approximately 15% of the Company's consolidated revenues in fiscal 2000. The Company offers a broad product mix in the Latin American Region, including products that are compatible with digital and analog systems, and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

      The Company markets its products through direct sales and advertising. In all markets except Peru, the Company uses direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in certain countries.

European Region

      The Company acts as a wholesale distributor of wireless communications products in the European Region to large volume purchasers, such as large wireless carriers, as well as to smaller volume purchasers. The Company uses distribution facilities in Manchester, England, Stockholm, Sweden, and Amsterdam, The Netherlands, to serve customers in the European Region. The Company in the European Region offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs such as Motorola, Nokia, and Ericsson, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers. In 1999, the Company acquired Montana Telecommunications Group, B.V. in The Netherlands to expand the Company's sales and market presence in The Netherlands, Belgium and Luxembourg. In the third quarter of 2000, the Company completed the sale of its operations in Poland.

      In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. Trading in wireless handsets involves the purchase of wireless handsets from sources other than the manufacturers or network operators (i.e., trading companies) and the sale of those handsets to other trading companies. The curtailment in the Company's trading activities had a significant impact on revenues and profit for the Company's U.K. operation and on the European Region as a whole.

      The Company's largest wholesale customers in the region are wireless carriers. Although the Company's business in the European Region is predominantly wholesale, it has one retail location in The Netherlands. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region.

      The following table outlines the Company's entry into the European Region:

                                       Year          Type of Operation (as of
               Country                Entered           November 30, 2000)
               -------                -------           ------------------
               United Kingdom          1996                  Wholesale
               Sweden                  1998                  Wholesale
               The Netherlands         1999            Wholesale and Retail

      At November 30, 2000, the Company sold its products to over 1,050 wholesale customers in the European Region, the ten largest of which accounted for approximately 4% of the Company's consolidated revenues in fiscal 2000. The Company offers a broad product mix compatible with digital systems in the European Region and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

      The Company markets its products through direct sales and advertising. In The Netherlands, the Company primarily uses direct mailings and newspapers to promote its retail operations.

North American Region

      In the United States, wireless communications services were developed as an alternative to conventional landline systems and have been among the fastest growing market segments in the communications industry. The Company believes that the U.S. market for wireless services should continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and product and service enhancements. In addition, many wireless service providers are upgrading their existing systems from analog to digital technology as a result of capacity constraints in many of the larger wireless markets and to respond to competition. Digital technology offers certain advantages, such as improved overall average signal quality, improved call security, lower incremental costs for additional subscribers, and the ability to provide data transmission services.

      At November 30, 2000, the Company sold its products to over 1,250 customers in the North American Region, the ten largest of which accounted for approximately 10% of the Company's consolidated revenues in fiscal 2000. The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Ericsson, Nokia, Kyocera, Sony Electronics Inc. ("Sony") and NEC Corporation ("NEC") and aftermarket accessories manufactured by a variety of suppliers. The Company's distribution operations and value-added services complement these manufacturer distribution channels by allowing these manufacturers to sell and distribute their products to smaller volume purchasers and retailers.

      The Company offers a broad product mix in the United States, including products that are compatible with digital and analog systems and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

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

      As of November 30, 2000, the Company operates two retail locations in the United States--one in Austin, Texas, and one in Houston, Texas.

Industry Relationships

      The Company has established strong relationships with leading wireless equipment manufacturers and wireless service carriers. Although the Company purchased its products from more than 15 suppliers in fiscal 2000, the majority of the Company's purchases were from Motorola, Nokia, Ericsson, LG, Samsung and Kyocera. For the year ended November 30, 2000, Motorola accounted for approximately 46% of the Company's product purchases.

      The Company has various supply contracts with terms of approximately one year with Motorola, Nokia, Ericsson, Samsung, Kyocera, NEC, LG and Sony that specify territories, minimum purchase levels, pricing and payment terms. These contracts typically provide the Company with "price protection," or the right to receive the benefit of price decreases on products currently in the Company's inventory if such products were purchased by the Company within a specified period of time prior to the effective date of the price decrease.

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

      The loss of Motorola or any other significant vendor or a substantial price increase imposed by any vendor or a shortage or oversupply of product available from its vendors could have a materially adverse impact on the Company. No assurance can be given that product shortages or product surplus will not occur in the future.

Asset Management

      The Company continues to invest in and focus on technology to improve financial and information control systems. During 2000, the Company continued to make progress on several information technology initiatives: (i) implementation and rollout of data mart and decision support applications to improve sales and inventory analysis, (ii) upgrades to the corporate headquarter network backbone including enhanced redundancy and failover infrastructure as part of 24x7x365 availability, (iii) implementation of a common electronic mail and groupware solution worldwide, (iv) implementation of remote access and computing for all traveling workforce, and (v) upgrade of all internet security and electronic commerce platforms. Key efforts for 2001 include: (i) increasing electronic commerce capabilities through the rollout of additional features in the Company's AOS On-Line system designed to support end user fulfillment; (ii) expansion of internet-based commerce to international markets; (iii) increasing XML-based catalog and order management capabilities; and (iv) rollout of data mart and reporting applications to international customers. These initiatives will continue to position the Company to take advantage of the market trends with internet-based commerce and further provide opportunities to integrate the Company's systems with their customers' systems.

      The Company purchases its products from more than 15 suppliers that ship directly to the Company's warehouse or distribution facilities. Inventory purchases are based on quality, price, service, market demand, product availability and brand recognition. Certain of the Company's major vendors provide favorable purchasing terms to the Company, including price protection credits, stock balancing, increased product availability and cooperative advertising and marketing allowances. The Company provides stock balancing to certain of its customers.

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

      The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. The Company's success depends in large part upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over the Company's products or that render the products sold by the Company obsolete or less marketable. The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit these risks by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company's significant inventory investment in its international operations exposes it to certain political and economic risks. See "Item 1. Business--Cautionary Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--International Operations."

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

Employees

      As of November 30, 2000, the Company had approximately 1,300 employees worldwide. In Mexico and Argentina, approximately 220 employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

      The following table sets forth certain information concerning the executive officers of the Company:

Alan H. Goldfield        57   Chief Executive Officer and Chairman of the Board
Dale H. Allardyce        51   President and Chief Operating Officer
A.S. Horng               43   Chairman and Chief Executive Officer of CellStar
                              (Asia) Corporation Limited
Austin P. Young          60   Senior Vice President, Chief Financial Officer and
                              Treasurer
Elaine Flud Rodriguez    44   Senior Vice President, General Counsel and
                              Secretary
Raymond L. Durham        39   Vice President, Corporate Controller

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

      Raymond L. Durham has served as Vice President, Corporate Controller since February 2001, Corporate Controller from November 1999 until January 2001, and acting Corporate Controller from July 1999 until November 1999. From March 1997 until July 1999, Mr. Durham served as Director of Audit Services for the Company. Prior to joining the Company, he was with KPMG LLP, one of the largest independent professional accounting firms, from 1986 until 1997 where he held several positions including Audit Senior Manager from 1990 until 1997. Mr. Durham is a certified public accountant.

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

Item 2. Properties

      As of November 30, 2000, the Company had a total of 29 operating facilities in the Asia-Pacific Region (including kiosks, but not including facilities of the Company's Malaysia joint venture), 28 of which were leased, a total of 53 operating facilities in the Latin American Region (including kiosks), all of which were leased, and a total of 6 operating facilities in the European Region (including kiosks), all of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

      The Company's corporate headquarters and principal North American Region distribution facility is located at 1730 and 1728 Briercroft Court in Carrollton, Texas. Both facilities are owned by the Company. As of November 30, 2000, the Company had three other operating facilities in the North American Region, all of which were leased.

      The Company believes that suitable additional space will be available, if necessary, to accommodate future expansion of its operations.

Item 3. Legal Proceedings

     During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, Miami Division, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins;
(2) Mark Krug v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (5) Tony LaBella v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (6) Thomas F. Petrone v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; and (7) Adele Brody v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins. Each of the above lawsuits sought certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998, to September 21, 1998. Each of these lawsuits alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and investment in Topp Telecom, Inc. ("Topp") resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder.

      The Court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. On November 8, 1999, the lead plaintiffs filed a consolidated complaint. The Company filed a Motion to Dismiss the consolidated complaint and the Court granted that motion on August 3, 2000. The plaintiffs filed a Second Amended and Consolidated Complaint on September 1, 2000, essentially re-alleging the violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Company filed a Motion to Dismiss plaintiffs' Second Amended and Consolidated Complaint on November 2, 2000, but the Court has not yet rendered a decision. The Company believes that it has fully complied with all applicable securities laws and regulations and that it has meritorious defenses to the allegations made in the Second Amended and Consolidated Complaint. The Company intends to vigorously defend the consolidated action if its Motion to Dismiss is denied.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended November 30, 2000.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is quoted on the NASDAQ Stock Market under the symbol "CLST." The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the NASDAQ Stock Market.

                                                          High          Low
                                                          ----          ---

        Fiscal Year ended November 30, 2000
              Quarter Ended:
                    February 29, 2000                   $11.500        8.188
                    May 31, 2000                          9.375        2.438
                    August 31, 2000                       4.000        2.156
                    November 30, 2000                     4.375        1.656

        Fiscal Year ended November 30, 1999
              Quarter Ended:
                    February 28, 1999                   $12.500        6.219
                    May 31, 1999                         12.688        6.313
                    August 31, 1999                       9.063        5.250
                    November 30, 1999                    10.438        5.500

      As of February 23, 2001, there were 272 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by CEDE & Co.

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

Item 6. Selected Consolidated Financial Data

      The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2000, were derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                                           Year Ended November 30,
                                                                -------------------------------------------------------------------
                                                                      2000          1999          1998         1997         1996
                                                                ------------     -----------   ----------   ----------   ----------
                                                                       (In thousands, except per share data and operating data)
Statements of Operations Data:
     Revenues                                                     $2,475,682      2,333,805    1,995,850     1,482,814      947,601
     Cost of sales                                                 2,358,654      2,140,375    1,823,075     1,325,488      810,000
                                                                ------------     -----------   ----------   ----------   ----------
     Gross profit                                                    117,028        193,430      172,775       157,326      137,601
     Operating expenses:
         Selling, general and administrative expenses                169,232        111,613      116,747        81,319      135,585
         Impairment of assets                                         12,339          5,480            -             -            -
         Lawsuit settlement                                                -              -        7,577             -            -
         Restructuring charge                                           (157)         3,639            -             -            -
                                                                ------------     -----------   ----------   ----------   ----------
     Operating income (loss)                                         (64,386)        72,698       48,451        76,007        2,016
     Other income (expense):
         Interest expense                                            (19,113)       (19,027)     (14,446)       (7,776)      (8,350)
         Equity in income (loss) of affiliated companies, net         (1,805)        31,933      (28,448)          465         (219)
         Gain on sale of assets                                        6,200          8,774           -              -          128
         Other, net                                                      932         (1,876)       1,389         2,260         (441)
                                                                ------------     -----------   ----------   ----------   ----------
     Total other income (expense)                                    (13,786)        19,804      (41,505)       (5,051)      (8,882)
                                                                ------------     -----------   ----------   ----------   ----------
     Income (loss) before income taxes                               (78,172)        92,502        6,946        70,956       (6,866)
     Provision (benefit) for income taxes                            (18,761)        23,415       (7,418)       17,323         (453)
                                                                ------------     -----------   ----------   ----------   ----------
     Net income (loss)                                            $  (59,411)        69,087       14,364        53,633       (6,413)
                                                                ============     ===========   ==========   ==========   ==========
     Net income (loss) per share: (1)
         Basic                                                    $    (0.99)          1.16         0.24          0.92        (0.11)
         Diluted                                                  $    (0.99)          1.12         0.24          0.89        (0.11)
     Weighted average number of shares: (1)
         Basic                                                         60,131        59,757       58,865        58,144       57,821
         Diluted                                                       60,131        65,589       60,656        60,851       57,821

Operating Data:
     International revenues, including export sales,
         as a percentage of revenues                                     79.8%         83.8         76.3          66.7         64.0

                                                                                        At November 30,
                                                      ------------------------------------------------------------------------------
                                                           2000             1999             1998            1997          1996
                                                      ------------    ---------------   ---------------   ----------   -------------
                                                                                         (In thousands)
Balance Sheet Data:
    Working capital                                       $269,923        332,841             259,923       259,954        71,365
    Total assets                                           856,829        706,438             775,525       497,111       298,551
    Notes payable to financial institutions
        and current portion of long-term debt              127,128         50,609              85,023            -         56,704
    Long-term debt, less current portion                   150,000        150,000             150,000       150,000         6,285
    Stockholders' equity                                   189,131        250,524             177,791       160,865       104,263

(1) Common stock amounts have been retroactively adjusted to give effect to a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998 and a three-for-two stock split, which was made in the form of a stock dividend distributed on June 17, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CellStar is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, Latin America, North America and Europe. CellStar facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, CellStar provides activation services that generate new subscribers for its wireless carrier customers. From 1996 through 2000, the Company's revenues grew from $947.6 million to $2,475.7 million. Sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices and service costs. During 2000, the Company divested its majority interest in its Brazil joint venture, announced its intent to divest its Venezuela operations, phased out a major portion of its North America and Miami redistributor business, and substantially reduced its international trading operations conducted by its U.K. subsidiary. In addition, the Company experienced a decline in gross margins in 2000 primarily due to competitive margin pressures and a shift in geographic revenue mix. The Company also experienced an increase in bad debt expense of $41.1 million in 2000. As a result, the Company incurred a net loss of $0.99 per diluted share in 2000, compared to net income of $1.12 per diluted share in 1999.

      The Company derives substantially all revenues from net product sales, which includes sales of handsets and other wireless communications products. The Company also derives revenues from value-added services, including activations, residual income, and prepaid wireless services. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid by a wireless carrier to the Company when a customer initially subscribes for the carrier's wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

      Certain of the matters discussed under the captions "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, as amended, and the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this report ("Cautionary Statements"), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

      The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

                                                                   2000             1999             1998
                                                                 --------         --------         --------
   Revenues                                                         100.0%           100.0            100.0
   Cost of sales                                                     95.3             91.7             91.3
                                                                 --------         --------         --------
         Gross profit                                                 4.7              8.3              8.7
   Selling, general and administrative expenses                       6.8              4.8              5.8
   Impairment of assets                                               0.5              0.2                -
   Lawsuit settlement                                                   -                -              0.4
   Restructuring charge                                                 -              0.2                -
                                                                 --------         --------         --------
         Operating income (loss)                                     (2.6)             3.1              2.5
   Other income (expense):
         Interest expense                                            (0.8)            (0.8)            (0.7)
         Equity in income (loss) of affiliated companies, net        (0.1)             1.4             (1.4)
         Gain on sale of assets                                       0.3              0.4                -
         Other, net                                                     -             (0.1)               -
                                                                 --------         --------         --------
             Total other income (expense)                            (0.6)             0.9             (2.1)
                                                                 --------         --------         --------
         Income (loss) before income taxes                           (3.2)             4.0              0.4
   Provision (benefit) for income taxes                              (0.8)             1.0             (0.3)
                                                                 --------         --------         --------
         Net income (loss)                                           (2.4)%            3.0              0.7
                                                                 ========         ========         ========

     The amount of revenues and the approximate percentages of revenues attributable to the Company's operations by region for the past three fiscal years are shown below:

                                           2000                               1999                             1998
                                ------------------------------    -------------------------------    -----------------------------
                                                                       (Dollars in thousands)
Asia-Pacific Region                 $1,024,762           41.4 %           769,412           33.0          513,869            25.7

Latin American Region                  636,354           25.7             717,273           30.7          705,624            35.4

North American Region                  499,171           20.2             377,129           16.2          472,837            23.7

European Region                        315,395           12.7             469,991           20.1          303,520            15.2
                                --------------    -----------     ---------------   ------------     ------------   -------------

Total                               $2,475,682          100.0 %         2,333,805          100.0        1,995,850           100.0
                                ==============    ===========     ===============   ============     ============   =============

     Revenues from the Company's Miami operation have been classified as Latin American Region revenues as these revenues are primarily exports to South American countries, either by the Company or by exporter customers.

Fiscal 2000 Compared to Fiscal 1999

     Revenues. The Company's revenues increased $141.9 million, or 6.1% from $2,333.8 million to $2,475.7 million.

      Revenues in the Asia-Pacific Region increased $255.4 million, or 33.2% from $769.4 million to $1,024.8 million. The Company's operations in the PRC, including Hong Kong, provided $725.4 million in revenue, an increase of $196.8 million, or 37.2% from $528.6 million. This increase continued to be driven by the strong demand in the PRC and the build-up of sales channels. The Company's operations in Taiwan provided $207.7 million in revenue, an increase of $20.3 million, or 10.8%, from $187.4 million. Demand in Taiwan increased due to the introduction of new high-end handsets. However, Taiwan's growth was impacted negatively in the fourth quarter of 2000 by political uncertainty in the country and concern about Taiwan's relationship with the PRC. Taiwan's fourth quarter 2000 revenues of $44.2 million were its lowest quarterly revenues since the first quarter of 1999 when revenues were $27.0 million. In The Philippines, revenues increased $33.5 million to $48.7 million due to carrier promotions and receipt by the Company in the fourth quarter of 1999 of certain distribution rights to Nokia products in The Philippines. The growth rate over 1999, however, decreased in the second half of 2000. Revenues in the second half of 2000 were $17.7 million reflecting the slowdown in the Philippine economy. Revenues in Singapore were $42.9 million in 2000 compared to $38.3 million in 1999.

      The Latin American Region provided $636.4 million of revenues, compared to $717.3 million, a decrease of $80.9 million, or 11.3%. Revenues in Mexico increased $154.3 million to $383.3 million in 2000 due primarily to increased carrier business. Revenues for Brazil were down $153.2 million in 2000 to $40.6 million. In 1999, the recently completed privatization of the telecommunications industry was driving rapid growth in carrier sales in Brazil. In 2000, sales to the Company's major customer in Brazil were greatly reduced due to the increased availability of in-country manufactured product. In August 2000, the Company completed the divestiture of its 51% interest in its Brazil operations (see "International Operations"). Revenues from the Venezuela operations declined $40.4 million in 2000 to $36.6 million. The decline was a result of the effects of the torrential floods in late 1999, the positive impact on last year's first quarter of a special carrier promotion, and market softness in 2000 caused by political and economic instability. In the third quarter 2000, the Company decided to exit its Venezuela operations and completed its sale of that operation in December 2000 (see "International Operations"). Revenues from the Company's operations in Miami decreased $75.1 million to $79.1 million in 2000 as increased product availability from in-country manufacturers in Latin America continued to reduce export sales from Miami. The Company began phasing out a major portion of its redistributor business in its Miami and North American operations in the second quarter 2000, due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. Also, supply shortages in the third and fourth quarters of 1999 significantly weakened the redistributor channel, reducing the number of financially viable redistributors and creating operating and financial difficulties for others. Revenues from the redistributor business for Miami and North America were $57.4 million and $158.6 million in 2000 and 1999, respectively. Due to the reduction in the redistributor business and the decline in export sales, the Company intends to restructure or consolidate its Miami operation in 2001. Revenues in Colombia increased $32.1 million to $48.1 million primarily reflecting increased carrier activity business in the fourth quarter of 2000. Combined revenues from the operations in Argentina, Chile, and Peru increased from $47.1 million in 1999 to $48.6 million in 2000.

      North America Region revenues were $499.2 million, up 32.4% from $377.1 million for the prior year. U.S. revenues continued to benefit from strong promotional activity by several customers, as well as the addition of new customers and expanded markets. In the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees, which will reduce revenue potential for 2001 by approximately $100 million, but will also reduce inventory risk and the need for working capital.

      The Company's Europe Region recorded revenues of $315.4 million, a decrease of $154.6 million, or 32.9% from $470.0 million, primarily due to the Company's decision to curtail its U.K. international trading operations in April 2000 (see "International Operations"). Revenues from Sweden increased $6.7 million to $118.7 million in 2000. Revenues from operations in The Netherlands, which were acquired in the third quarter of 1999, were $30.7 million. The Company sold its operations in Poland in the third quarter of 2000.

      Gross Profit. Gross profit decreased $76.4 million, or 39.5% from $193.4 million to $117.0 million. The decrease in gross profit can be attributed to a shift in geographic revenue mix, shortages of digital handsets in North America, and global industry price competition, including an oversupply of analog handsets in North America and an oversupply of handsets in the Asia-Pacific Region during parts of 2000. The Company's commitment to defend market share in the face of intense global industry price competition, particularly in the Asia-Pacific Region, also negatively impacted the gross margin percentage. Based on 1999's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher in 2000, were still below industry forecasts. This resulted in a surplus of product during parts of 2000 driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in the Latin American Region. The decrease in gross profit is also partially due to $32.3 million in inventory obsolescence caused primarily by price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations, also in the second quarter.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $57.6 million, or 51.6% from $111.6 million to $169.2 million. This increase was primarily due to bad debt expense of $51.5 million, up from $10.4 million for 1999. This bad debt expense related to: (i) certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000, and which were further affected by the Company's decision to divest its majority interest in its joint venture in Brazil; (ii) accounts receivable from redistributors, many of which were impacted by the supply shortage in 1999 and were also further affected by the phase out of a major portion of the redistributor business in the Company's Miami and North America operations;
(iii) accounts receivable in the Asia-Pacific Region whose businesses have been adversely affected by competitive market conditions in Asia; and (iv) a receivable in the U.S. from a satellite handset customer. The increase in selling, general and administrative expenses was also attributable to costs associated with business expansion activities and professional expenses. Overall selling, general and administrative expenses as a percentage of revenues increased to 6.8% from 4.8%.

      Impairment of Assets. In 2000, the Company decided to exit its Venezuela operations. The Company recorded a $4.9 million non-cash impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations at approximately carrying value. In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations. In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland and completed the sale in the third quarter of 2000. The Company recorded an impairment charge of $5.5 million, including a $4.5 million writedown of goodwill to reduce the carrying value of the assets in Poland to their estimated fair value (see "International Operations").

      Restructuring Charge. The Company's results of operations include a pre-tax restructuring charge of $3.6 million in 1999 associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region.

      Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies decreased from income of $31.9 million in 1999 to a loss of $1.8 million in 2000. In 2000, the Company incurred losses of $1.8 million related to its minority interest in CellStar Amtel Sdn. Bhd. ("Amtel"), a joint venture in which the Company owns a 49% interest. As a result of the continuing deterioration in the Malaysia market, the Company has decided to limit further exposure, currently estimated to be up to $2.5 million, by divesting its ownership interest in the joint venture in 2001.

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

      Gain on Sale of Assets. In the third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million, from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture (see "International Operations"). During the third quarter of 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million. In 1999, the Company recorded a pre-tax gain of $8.8 million primarily associated with the sale of its prepaid operations in Venezuela and the sale of the Company's retail stores in the Dallas-Fort Worth and Kansas City areas.

     Interest Expense. Interest expense increased from $19.0 million in 1999 to $19.1 million in 2000.

      Other, Net. Other, net changed from an expense of $1.9 million to income of $0.9 million. This change was primarily due to (i) a $2.6 million foreign currency transaction loss realized in 1999 from the conversion of U.S. dollar denominated debt in Brazil into a Brazilian real denominated credit facility,
(ii) losses due to the revaluations of foreign currency related to the Company's European operations in 2000, and (iii) offset by an increase in interest income.

      Income Taxes. Income tax expense decreased from $23.4 million in 1999 to a benefit of $18.8 million in 2000 due to the losses incurred in 2000. The Company's effective tax rate decreased to 24.0% from 25.3%. The lower effective tax rate was attributable to changes in the geographic mix of income (loss) before income taxes and an increased valuation allowance for capital losses and carry forwards related to international operations.

Fiscal 1999 Compared to Fiscal 1998

      Revenues. The Company's revenues increased $337.9 million, or 16.9% from $1,995.9 million to $2,333.8 million. Revenue growth in the second half of 1999 was impacted by a global shortage of handsets. Worldwide demand in 1999 was greater than both manufacturers and component suppliers had anticipated. As a result, there were continued component and handset shortages for which increased production capacity, in many instances, required long lead times. The shortages differed by region of the world, by manufacturer, and by handset model.

      Revenues in the Asia-Pacific Region increased $255.5 million, or 49.7% from $513.9 million to $769.4 million. The Company's operations in the PRC, including Hong Kong, provided $528.6 million in revenue, an increase of $123.7 million, or 30.6% from $404.9 million. This increase continued to be driven by the strong demand in the PRC, coupled with a broadened source of product manufactured in-country and the impact of the PRC's tighter customs controls on imported products, which began in the third quarter of 1998. The Company's operations in Taiwan provided the largest percentage growth in the region, providing $187.4 million in revenue, an increase of $119.0 million, or 174.0%, from $68.4 million. Demand in Taiwan increased due to the entry of several new wireless carriers into the market during 1998 as well as the introduction of new high-end digital handsets. Revenue from the Company's operations in Singapore and The Philippines increased $12.8 million, or 31.5%, from $40.6 million to $53.4 million. This increase was due to increased demand for wireless products as a result of the strengthening of the general economic, financial and currency conditions in the Southern Asia-Pacific area.

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

      The Company's European Region recorded revenues of $470.0 million, an increase of $166.5 million, or 54.9%, from $303.5 million. This increase reflected continued growth from the Company's U.K. operation, arising primarily from its international trading operations, as well as from increased revenues from the operation in Sweden, which was acquired in the first quarter of 1998, and partly from the acquisition of CellStar Netherlands in the third quarter of 1999.

      North American Region revenues were $377.1 million, a decrease of $95.7 million, or 20.2%, compared to $472.8 million. The decrease was primarily a result of lower product sales to Pacific Bell Mobile Services ("PBMS") in 1999 as compared to 1998 as PBMS increasingly coordinated its handset distribution directly with manufacturers. The decrease was also attributable to a continued decrease in the retail business due to the sale of almost all of the Company's retail stores in early 1999. The overall decrease in revenues was partially offset by an increase in the U.S. wholesale business of $30.3 million, or 11.7%.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.1 million, or 4.4% from $116.7 million to $111.6 million. This decrease was primarily attributable to: a decrease in bad debt expense of $3.2 million, from $13.6 million in 1998 to $10.4 million in 1999; the effects of the second quarter reorganization and consolidation of the North and Latin American Regions operations and the centralization of management in the Asia-Pacific Region; and charges in 1998 to de-emphasize or eliminate certain businesses. These decreases were partially offset by an increase in costs associated with the Company's revenue growth. Overall selling, general and administrative expenses as a percentage of revenues decreased to 4.8% from 5.8%. Bad debt expense as a percentage of revenues decreased to 0.4% in 1999 from 0.7% in 1998.

      Impairment of Assets. Based on the market conditions in Poland, the Company decided in the fourth quarter of 1999 to sell its operations in Poland. The Company recorded an impairment charge of $5.5 million, including a $4.5 million writedown of goodwill to reduce the carrying value of the assets to their estimated fair value.

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

Liquidity and Capital Resources

      During the year ended November 30, 2000, the Company relied primarily on cash available at November 30, 1999, funds generated from operations and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At February 28, 2001, the Company had available $16.1 million of unused borrowing capacity under the Facility.

      Compared to November 30, 1999, accounts receivable increased $39.8 million, inventories increased $75.8 million and accounts payable increased $145.3 million. The increase in accounts receivable was primarily due to increased business in the United States and large sales transactions with carriers in Mexico and Colombia in November 2000. Inventory increased to support sales growth and the ending of the supply shortage that existed in 1999. Accounts payable increased due to growth and several large transactions in November.

      Effective August 25, 2000, the Company sold its 51% interest in its Brazil joint venture to its joint venture partner, Fontana Business Corp. To facilitate the closing of the transaction, the Company repaid certain debt of the joint venture to the extent it was collateralized by letters of credit issued under the Company's Facility. The Company received promissory notes totaling $8.5 million from CellStar do Brazil, Ltda. These notes are fully reserved and will remain fully reserved pending receipt of payments by the Company.

      At November 30, 2000, the Company's operations in the PRC had three lines of credit, one for USD $12.5 million, the second for RMB 215 million (approximately USD $26.0 million) and the third for RMB 50 million (approximately USD $6.0 million), bearing interest at 7.16%, 5.85% and 2.34% respectively. The loans have maturity dates through August 2001. The first two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. The third line of credit is supported by a RMB 15.0 million cash collateral deposit and a promissory note. At November 30, 2000 and January 31, 2001, the U.S. dollar equivalent of $44.4 million and $38.5 million, respectively, had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at November 30, 2000 reflects USD $42.6 million in cash that is restricted as collateral on these advances and a corresponding USD $44.4 million in notes payable.

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

      As of November 10, 2000, the Company had negotiated another amendment to the Facility which allowed the Company to remain in compliance by extending the date by which a compliance certificate was required to be delivered to its banks. The date for delivering the compliance certificate was extended again by an additional amendment as of December 20, 2000.

      At November 30, 2000, the outstanding balance under the Facility was $82.7 million and is included in notes payable to financial institutions in the accompanying consolidated balance sheet. In addition, letters of credit of $3.7 million have been issued under the Facility. Borrowings under the Facility are made under the London Interbank Offering Rate (LIBOR) contracts, generally for 30-90 days, or at the bank's prime lending rate and include an applicable margin. At November 30, 2000, the interest rate on the Facility borrowing under the LIBOR rate was 9.529% and the prime rate was 10.75%.

      As of January 30, 2001, the Company had negotiated an additional amendment to its Facility that assists the Company in complying with certain covenants through March 2, 2001. The amount of the Facility was reduced from $100.0 million to $86.4 million.

      On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement which further reduces the amount of the Facility to $85.0 million on February 28, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further
(i) increases the applicable interest rate margin by 25 basis points, (ii) shortens the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provides additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limits the borrowing base, and
(vi) tightens restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

      Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under its Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

International Operations

      The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies, "gray market" resales, tariff and freight rates. Such risks and other factors beyond the control of the Company in any nation where the Company conducts business could have a material adverse effect on the Company.

      From 1998 to 2000, the Company's Brazil operations were primarily conducted through a majority-owned joint venture. Following a review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000, the Company elected to exit the Brazil market and to divest its 51% interest in its joint venture. In August 2000, the Company completed its divestiture of its 51% interest in its joint venture (see note 14 to the consolidated financial statements for a summary of the results of the Brazil operations). The Company fully reserved certain U.S.-based accounts receivable from Brazilian importers in the second quarter of 2000, the collectibility of which significantly deteriorated in the second quarter of 2000, and which were further affected by the decision, in the second quarter, to exit Brazil.

      During the quarter ended August 31, 2000, the Company decided, based on the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela and to focus its resources on more profitable, lower risk, growth markets. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value (see note 15 to the consolidated financial statements for a summary of the results of the Venezuela operations). In December 2000, the Company sold its Venezuela operations at approximately carrying value.

      In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operation after the first quarter of 2000 compared to 1999. For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company is negotiating to obtain an insurance settlement and is pursuing legal action where appropriate. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time.

      In the third quarter of 2000, the Company completed the sale of its operations in Poland and recognized a gain of $0.2 million.

      During the second half of 1998, the Company's sales from Miami to customers exporting into South American countries began to decline as a result of increased in-country manufactured product availability in South America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributor business in Miami. Overall, revenues declined in 2000 to $79.1 million from $154.2 million in 1999 for the Company's operation in Miami and are expected to continue to decline in 2001. As a result, the Company intends to restructure or consolidate its operation in Miami in 2001.

      In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations.

      In 2000, the Company incurred losses of $1.8 million related to its minority interest in Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to limit further exposure by divesting its ownership in the joint venture. The carrying value of the investment at November 30, 2000 is zero. However, the Company will be required to recognize future losses, if any, of Amtel up to the amount of debt and payables of Amtel guaranteed by the Company which is currently estimated to be up to $2.5 million.

Impact of Inflation

      Historically, inflation has not had a significant impact on the Company's overall operating results. However, the effects of inflation in volatile economies in foreign markets could have a material adverse impact on the Company.

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

Accounting Pronouncement Not Yet Adopted

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), amended by Statement 138 issued in June 2000. Statement 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 should have a material effect on the Company's consolidated financial position and results of operations.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

      For the year ended November 30, 2000, and 1999, respectively, the Company recorded in other income (expense), net foreign currency losses of $4.2 million and $4.1 million, primarily due to the revaluations of foreign currency related to the Company's European operations in 2000 and to the Company's Latin American operations in 1999.

      Regarding the intercompany advances from the Hong Kong entity to the PRC entity, the Company has foreign exchange exposure on the funds as they have been effectively converted into RMB.

      The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment and by entering into foreign currency hedging instruments in certain instances. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. These transactional exposures are managed using various derivative alternatives depending on the length and size of the exposure.

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

      The major currency exposures hedged by the Company are the British pound, Dutch glider, Euro and Swedish

Krona. The carrying amount and fair value of these contracts are not significant.

      Contractual amounts of the Company's forward exchange contracts at November 30, 2000 and January 31, 2001, respectively, are $18.7 million and $36.9 million.

Interest Rate Risk

      The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the year ended November 30, 2000, the interest rates of borrowings under the Facility ranged from 8.75% to 10.75%. As a result of the July 12, 2000 amendment to the Facility, interest rates increased by 50 basis points. As a result of the February 27, 2001 amendment to the Facility, interest rates will increase by 25 basis points. A one percent change in variable interest rates will not have a material impact on the Company. The Company manages its borrowings under the Facility each business day to minimize interest expenses.

      The Company has short-term borrowings in the PRC as discussed in Liquidity and Capital Resources.

      The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0% and is due in October 2002. Fair value of the long-term debt was $37.3 million and $116.4 million at November 30, 2000 and 1999, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                   PART III.

Item 10.  Directors And Executive Officers of the Registrant

  The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 2001 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

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

                                   PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.  Consolidated Financial Statements

   See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2.  Financial Statement Schedules

   See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

3.  Exhibits

Number    Description
------    ----------------------------------------------------------------------
  3.1     Amended and Restated Certificate of Incorporation of CellStar
          Corporation (the "Certificate of Incorporation"). (1)

  3.2     Certificate of Amendment to Certificate of Incorporation. (14)

  3.3     Amended and Restated Bylaws of CellStar Corporation. (17)

  4.1     The Certificate of Incorporation, Certificate of Amendment to
          Certificate of Incorporation and Amended and Restated Bylaws of
          CellStar Corporation filed as Exhibits 3.1, 3.2 and 3.3 are incorporated into this item by reference. (1)(14)(13)

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

  4.4     First Amendment to Rights Agreement, dated as of June 18, 1997. (4)

  4.5     Form of Certificate of Designation, Preferences and Rights of Series A
          Preferred Stock of CellStar Corporation ("Certificate of
          Designation"). (3)

  4.6     Form of Rights Certificate. (3)

  4.7     Certificate of Correction of Certificate of Designation. (4)

  4.8     Indenture, dated as of October 14, 1997, by and between CellStar
          Corporation and The Bank of New York, as Trustee. (12)

  10.1 Employment Agreement, effective as of December 1, 1994, by and between CellStar Corporation and Alan H. Goldfield. (2)(20)

  10.2    Employment Agreement, effective January 22, 1998, by and between
          CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-
          Hsien. (13)(20)

  10.3 Employment Agreement, effective as of November 12, 1999, by and between CellStar, Ltd., CellStar Corporation and Dale H. Allardyce.
          (17)(20)

  10.4 Employment Agreement, effective as of November 5, 1999, by and between CellStar, Ltd., CellStar Corporation and Austin P. Young. (17)(20)

  10.5 Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez.
          (17)(20)

  10.6    Master Agreement for the Purchase of Products and Inventory
          Maintenance, Assembly and Fulfillment (IAF) Services between Pacific
          Bell Mobile Services and CellStar, Ltd., effective September 20, 1996.
          (5)(21)

Number    Description
------    ----------------------------------------------------------------------
  10.7    Registration Rights Agreement by and between the Company and Audiovox
          Corporation. (9)

  10.8    Registration Rights Agreement by and between the Company and Motorola
          Inc., dated as of July 20, 1995. (1)

  10.9    CellStar Corporation 1994 Amended and Restated Director Nonqualified
          Stock Option Plan. (10)

  10.10   Registration Rights Agreement, dated as of June 2, 1995, between Hong
          An Hsien and CellStar Corporation. (13)(20)

  10.11   Purchase Agreement, dated October 7, 1997, by and among CellStar
          Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc.
          (12)

  10.12 Registration Rights Agreement, dated as of October 14, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase
          Securities Inc. (12)

  10.13   Agreement, dated as of April 28, 1995, by and between CellStar, Ltd.
          and Motorola, Inc., Greater China Cellular Subscriber Division
          (People's Republic of China). (8)

  10.14 Separation Agreement and Release Agreement between Richard M. Gozia and CellStar, Ltd., CellStar Corporation, and all affiliated entities, dated April 21, 1999. (15)(20)

  10.15 Amended and Restated Credit Agreement, dated as of August 2, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Chase Securities, Inc. as lead arranger and book manager. (16)

  10.16   Stock Purchase Agreement, dated as of September 3, 1999, among
          CellStar Telecom, Inc., Inmobiliaria Azltan, S.A. de C.V., and Topp
          Telecom, Inc. (16)

  10.17   Letter Agreement between Pacific Bell Mobile Services and CellStar,
          Ltd. dated as of May 31, 1999. (16)

  10.18   Amendment to Master Agreement for the Purchase of Products and
          Inventory Maintenance, Assembly and Fulfillment (IAF) Services between
          Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31,
          1999. (16)(21)

  10.19   Pledge Agreement, dated as of July 10, 1998, between CellStar Telecom,
          Inc. and Chase Bank of Texas, National Association. (16)

Number    Description
------    ----------------------------------------------------------------------
  10.20   Contribution and Indemnification Agreement, dated as of July 10, 1998, among CellStar Corporation and the affiliated entities signatory thereto. (16)

  10.21   Guaranty, dated as of July 10, 1998, provided by CellStar Telecom,
          Inc., Florida Properties, Inc., CellStar Global Satellite Service,
          Ltd. to Chase Bank of Texas, National Association and the other banks and lending institutions signatory to the Credit Agreement. (16)

  10.22   Pledge Agreement, dated as of July 10, 1998, between NAC Holdings,
          Inc. and Chase Bank of Texas, National Association. (16)

  10.23   Pledge Agreement, dated as of July 10, 1998, between CellStar
          Corporation and Chase Bank of Texas, National Association. (16)

  10.24   Pledge Agreement, dated as of July 10, 1998, between National Auto
          Center, Inc. and Chase Bank of Texas, National Association. (16)

  10.25   Guarantor Security Agreement, dated as of July 10, 1998, among
          CellStar Telecom, Inc. Florida Properties, Inc., CellStar Global
          Satellite Service, Ltd. and Chase Bank of Texas, National Association.
          (16)

  10.26 Consent, Ratification and Confirmation, dated as of August 2, 1999, by and among CellStar Corporation, National Auto Center, Inc., CellStar,
          Ltd., CellStar Fulfillment, Ltd., CellStar West, Inc., CellStar Air
          Services, Inc., A&S Air Service, Inc., CellStar International
          Corporation/SA, AudioMex Export Corp., CellStar International
          Corporation/Asia, CellStar Fulfillment, Inc., NAC Holdings, Inc.,
          ACC-CellStar, Inc., CellStar Finance, Inc., CellStar Telecom, Inc.,
          Florida Properties, Inc., and CellStar Global Satellite Service, Ltd., for the benefit of The First National Bank of Chicago, as Syndication
          Agent, National City Bank, as Documentation Agent, Chase Bank of
          Texas, National Association, as Administrative Agent, and The Chase
          Manhattan Bank, as Alternate Currency Agent. (19)

  10.27   First Amendment to Amended and Restated Credit Agreement, dated
          November 23, 1999, among CellStar Corporation and each of the banks and lending institutions signatory thereto. (17)

  10.28   CellStar Corporation 1993 Amended and Restated Long-Term Incentive
          Plan, amended and effective as of January 21, 2000. (17)(20)

  10.29 Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin
          America Group and CellStar, Ltd. (19)(21)

  10.30   Second Amendment to Amended and Restated Credit Agreement, dated as of
          July 12, 2000, among CellStar Corporation and each of the banks or other lending institutions which is or may from time to time become a signatory thereof. (18)

  10.31   Third Amendment to Amended and Restated Credit Agreement dated as of
          November 10, 2000, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One,
          N.A., as Syndication Agent, National City Bank, as Documentation Agent and The Chase Manhattan Bank, as the Administrative Agent and
          Alternate Currency Agent. (19)

  10.32   Fourth Amendment to Amended and Restated Credit Agreement dated as of
          December 20, 2000, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One,
          N.A., as Syndication Agent, National City Bank, as Documentation Agent and The Chase Manhattan Bank as the Administrative Agent and Alternate
          Currency Agent. (19)

  10.33   Fifth Amendment to Amended and Restated Credit Agreement dated as of
          January 30, 2001, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One,
          N.A., as Syndication Agent, National City Bank, as Documentation Agent and The Chase Manhattan Bank as the Administrative Agent and Alternate
          Currency Agent. (19)

  10.34 Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective
          November 15, 2000. (19)(21)

  10.35 Aircraft and Asset Purchase Agreement, dated as of January 30, 2001, by and between A & S Air Service, Inc. and Alan H. Goldfield. (19)


Number    Description
------    ----------------------------------------------------------------------
  21.1    Subsidiaries of the Company. (19)

  23.1    Consent of KPMG LLP. (19)

  99.1 Shareholders Agreement by Alan H. Goldfield to Motorola Inc., dated as of July 20, 1995. (1)

___________
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Annual Report on Form10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, and incorporated herein by reference.
(19) Filed herewith.
(20) The exhibit is a management contract or compensatory plan or agreement.
(21) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4.  Reports on Form 8-K

    None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELLSTAR CORPORATION

                              By         /s/ Alan H. Goldfield
                                 --------------------------------------------
                                         Alan H. Goldfield
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         Date: February 28, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By            /s/ Alan H. Goldfield                    Date: February 28, 2001
   ----------------------------------------------
Alan H. Goldfield
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By            /s/ Dale H. Allardyce                    Date: February 28, 2001
   ----------------------------------------------
Dale H. Allardyce
President and Chief Operating Officer

By            /s/ Austin P. Young                      Date: February 28, 2001
   ----------------------------------------------
Austin P. Young
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By            /s/ Raymond L. Durham                    Date: February 28, 2001
   ----------------------------------------------
Raymond L. Durham
Vice President, Corporate Controller
(Principal Accounting Officer)

By            /s/ J. L. Jackson                        Date: February 28, 2001
   ----------------------------------------------
J. L. Jackson
Director

By            /s/ James L. Johnson                     Date: February 28, 2001
   ----------------------------------------------
James L. Johnson
Director

By            /s/ Dale V. Kesler                       Date: February 28, 2001
   ----------------------------------------------
Dale V. Kesler
Director

By            /s/ Terry S. Parker                      Date: February 28, 2001
   ----------------------------------------------
Terry S. Parker
Director

By            /s/ Jere W. Thompson                     Date: February 28, 2001
   ----------------------------------------------
Jere W. Thompson
Director

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

Independent Auditors' Report                                                                                       F-2

Consolidated Balance Sheets as of November 30, 2000 and 1999.                                                      F-3

Consolidated Statements of Operations for the years ended November 30, 2000, 1999 and 1998                         F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years
ended November 30, 2000, 1999 and 1998                                                                             F-5

Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998                         F-6

Notes to Consolidated Financial Statements                                                                         F-7

Schedule II - Valuation and Qualifying Accounts for the years ended November 30, 2000, 1999 and 1998               S-1

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        KPMG LLP



Dallas, Texas
   January 12, 2001
   except as to note 6
   which is as of
   February 27, 2001

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          November 30, 2000 and 1999
                   (Amounts in thousands, except share data)

                                                                                               2000                    1999
                                                                                           ---------------      ----------------
                                     ASSETS

Current assets:
        Cash and cash equivalents                                                                $ 77,023                70,498
        Restricted cash                                                                            42,622                25,000
        Accounts receivable (less allowance for doubtful accounts of
               $75,810 and $33,152, respectively)                                                 345,996               306,235
        Inventories                                                                               265,644               189,866
        Deferred income tax assets                                                                 30,866                15,127
        Prepaid expenses                                                                           25,470                32,029
                                                                                           --------------       ---------------
               Total current assets                                                               787,621               638,755

Property and equipment, net                                                                        22,015                27,481
Goodwill (less accumulated amortization of $17,408 and $10,483 respectively)                       23,532                32,584
Deferred income tax assets                                                                         14,489                     -
Other assets                                                                                        9,172                 7,618
                                                                                           --------------       ---------------
                                                                                                $ 856,829               706,438
                                                                                           ==============       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                        $ 358,305               212,999
        Notes payable to financial institutions                                                   127,128                50,609
        Accrued expenses                                                                           22,744                24,864
        Income taxes payable                                                                        2,948                 8,646
        Deferred income tax liabilities                                                             6,573                 8,796
                                                                                           --------------       ---------------
               Total current liabilities                                                          517,698               305,914
Long-term debt                                                                                    150,000               150,000
                                                                                           --------------       ---------------
               Total liabilities                                                                  667,698               455,914
                                                                                           --------------       ---------------
Stockholders' equity:
        Preferred stock, $.01 par value, 5,000,000 shares authorized;
               none issued                                                                              -                     -
        Common stock, $.01 par value, 200,000,000 shares authorized;
               60,142,221 and 60,057,096 shares issued and outstanding, respectively                  602                   601
        Additional paid-in capital                                                                 81,298                80,929
        Accumulated other comprehensive loss - foreign currency
             translation adjustments                                                              (10,861)               (8,509)
        Retained earnings                                                                         118,092               177,503
                                                                                           --------------       ---------------
               Total stockholders' equity                                                         189,131               250,524
                                                                                           --------------       ---------------
                                                                                                $ 856,829               706,438
                                                                                           ==============       ===============

         See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended November 30, 2000, 1999, and 1998
                     (In thousands, except per share data)

                                                                     2000                   1999                  1998
                                                                 -----------            -----------           -----------
Revenues                                                         $ 2,475,682              2,333,805             1,995,850
Cost of sales                                                      2,358,654              2,140,375             1,823,075
                                                                 -----------            -----------           -----------
     Gross profit                                                    117,028                193,430               172,775

Selling, general and administrative expenses                         169,232                111,613               116,747
Impairment of assets                                                  12,339                  5,480                   -
Lawsuit settlement                                                       -                      -                   7,577
Restructuring charge                                                    (157)                 3,639                   -
                                                                 -----------            -----------           -----------
     Operating income (loss)                                         (64,386)                72,698                48,451
Other income (loss):
      Interest expense                                               (19,113)               (19,027)              (14,446)
      Equity in income (loss) of affiliated companies, net            (1,805)                31,933               (28,448)
      Gain on sale of assets                                           6,200                  8,774                   -
      Other, net                                                         932                 (1,876)                1,389
                                                                 -----------            -----------           -----------
            Total other income (expense)                             (13,786)                19,804               (41,505)
                                                                 -----------            -----------           -----------
      Income (loss) before income taxes                              (78,172)                92,502                 6,946

Provision (benefit) for income taxes                                 (18,761)                23,415                (7,418)
                                                                 -----------            -----------           -----------
      Net income (loss)                                          $   (59,411)                69,087                14,364
                                                                 ===========            ===========           ===========

Net income (loss) per share:

      Basic                                                      $     (0.99)                  1.16                  0.24
                                                                 ===========            ===========           ===========

      Diluted                                                    $     (0.99)                  1.12                  0.24
                                                                 ===========            ===========           ===========

         See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 Years ended November 30, 2000, 1999, and 1998
                                (In thousands)

                                                                                              Accumulated
                                                                  Additional     Common          other
                                              Common Stock          paid-in       stock      comprehensive    Retained
                                        -----------------------
                                          Shares       Amount       capital      warrant          loss        earnings      Total
                                        ----------   ----------   ----------   ----------    ------------   -----------   ---------
Balance at November 30, 1997                58,499   $      293       72,985            4          (6,469)       94,052    160,865
  Comprehensive income:
    Net income                                   -            -            -            -               -        14,364     14,364
    Foreign currency translation
       adjustment                                -            -            -            -          (1,712)            -     (1,712)
                                                                                                                          ---------
            Total comprehensive income                                                                                      12,652
  Common stock issued under
    stock option plans                         464            5        4,269            -               -             -      4,274
  Two-for-one common stock split                 -          292         (292)           -               -             -          -
                                        ----------   ----------   ----------   ----------    ------------   -----------   --------
Balance at November 30, 1998                58,963          590       76,962            4          (8,181)      108,416    177,791
  Comprehensive Income:
    Net income                                   -            -            -            -               -        69,087     69,087
    Foreign currency translation
        adjustment                               -            -            -            -            (328)            -       (328)
                                                                                                                          ---------
           Total comprehensive income                                                                                       68,759
  Common stock issued under
        stock option plans                     533            5        3,969            -               -             -      3,974
  Exercise of common stock warrant             561            6           (2)          (4)              -             -          -
                                        ----------   ----------   ----------   ----------    ------------   -----------   --------
Balance at November 30, 1999                60,057          601       80,929            -          (8,509)      177,503    250,524
  Comprehensive Loss:
    Net loss                                     -            -            -            -               -       (59,411)   (59,411)
    Foreign currency translation
        adjustment                               -            -            -            -          (2,352)            -     (2,352)
                                                                                                                          ---------
           Total comprehensive loss                                                                                        (61,763)
  Common stock issued under
        stock option plans                      85            1          369            -               -             -        370
                                        ----------   ----------   ----------   ----------    ------------   -----------   --------
Balance at November 30, 2000                60,142   $      602       81,298            -         (10,861)      118,092    189,131
                                        ==========   ==========   ==========   ==========    ============   ===========   ========

         See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended November 30, 2000, 1999, and 1998
                                (In thousands)

                                                                                            2000           1999           1998
                                                                                          ---------      ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                                      $  (59,411)       69,087        14,364
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
            Provision for doubtful accounts                                                   51,636        11,643        14,120
            Provision for inventory obsolescence                                              32,255        23,012        12,434
            Depreciation, amortization and impairment of assets                               23,571        16,911        11,426
            Gain on sale of assets                                                            (6,200)       (8,774)            -
            Equity in loss (income) of affiliated companies, net                               1,805       (31,933)       28,448
            Deferred income taxes                                                            (32,451)        8,950       (13,073)
            Changes in certain operating assets and liabilities:
                  Accounts receivable                                                       (101,243)       29,751      (208,437)
                  Inventories                                                               (119,867)       61,232       (90,164)
                  Prepaid expenses                                                             2,705       (15,201)       (8,803)
                  Other assets                                                                  (648)       (2,327)         (116)
                  Accounts payable                                                           162,681       (99,349)      119,360
                  Accrued expenses                                                             1,474       (16,070)       19,760
                  Income taxes payable                                                        (5,698)          882        (2,109)
                                                                                          ----------     ---------     ---------
                            Net cash provided by (used in) operating activities              (49,391)       47,814      (102,790)
                                                                                          ----------     ---------     ---------
Cash flows from investing activities:
   Purchases of property and equipment                                                        (5,461)       (8,499)      (12,498)
   Acquisitions of businesses, net of cash acquired                                           (4,241)       (2,301)      (13,526)
   Proceeds from sale of assets                                                                  377        41,778             -
   Purchase of investment                                                                     (4,144)            -             -
   Acquisition of minority interests                                                               -             -          (900)
   Increase in restricted cash                                                               (17,622)      (25,000)            -
                                                                                          ----------     ---------     ---------
                            Net cash provided by (used in) investing activities              (31,091)        5,978       (26,924)
                                                                                          ----------     ---------     ---------
Cash flows from financing activities:
   Net borrowings (payments) on notes payable to financial institutions                       86,637       (34,414)       82,030
   Checks not presented for payment                                                                -             -        17,719
   Net proceeds from issuance of common stock                                                    370         3,137         3,302
                                                                                          ----------     ---------     ---------
                            Net cash provided by (used in) financing activities               87,007       (31,277)      103,051
                                                                                          ----------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                                           6,525        22,515       (26,663)
Cash and cash equivalents at beginning of year                                                70,498        47,983        74,646
                                                                                          ----------     ---------     ---------
Cash and cash equivalents at end of year                                                  $   77,023        70,498        47,983
                                                                                          ==========     =========     =========

         See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

          CellStar Corporation and subsidiaries (the "Company") is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, Latin America, Europe and North America. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

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

(c) Inventories

          Inventories are stated at the lower of cost (primarily on a moving average basis) or market and are comprised of finished goods.

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

(e) Goodwill

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the recoverability of this intangible asset by determining the estimated future cash flows related to such acquired assets. In the event that goodwill is found to be carried at an amount that is in excess of estimated future operating cash flows, then the goodwill will be adjusted to a level commensurate with a discounted cash flow analysis using a discount rate reflecting the Company's average cost of funds.

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(g) Equity Investments in Affiliated Companies

          The Company accounts for its investments in common stock of affiliated companies using the equity method or the modified equity method, if required. The investments are included in other assets in the accompanying consolidated balance sheets.

(h) Revenue Recognition

          For the Company's wholesale business, revenue is generally recognized when product is shipped. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee revenue when the service is completed.

(i) Foreign Currency

          Assets and liabilities of the Company's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders' equity, except for subsidiaries located in countries whose economies are considered highly inflationary. In such cases, translation adjustments are included primarily in other income (expense) in the accompanying consolidated statements of operations. Net foreign currency transaction gains (losses) for the years ended November 30, 2000, 1999 and 1998 were ($9.4) million, ($3.4) million and $0.3 million, respectively. The currency exchange rates of the Latin American and Asia Pacific countries in which the Company conducts operations have historically been volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into non-deliverable foreign currency forward contracts in certain instances.

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

          Foreign exchange contracts that hedge the currency exposure on intercompany loans and sales transactions are valued at current spot rates at the market's close, and the change in value is recognized currently.

          The Company used foreign currency non-deliverable forward ("NDF") contracts to manage certain foreign exchange risks in conjunction with transactions with E.A. Electronicos e Componentes Ltda. (see note 2(b)). These contracts did not qualify as hedges against financial statement exposure. Gains or losses on these contracts represent the difference between the forward rate available on the underlying currency against the U.S. dollar for the remaining maturity of the contracts as of the balance sheet date and the contracted forward rate and are included in selling, general and administrative expenses in the consolidated statements of operations.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(k) Income Taxes

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

(l) Net Income (Loss) Per Share

          Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options, warrants, and convertible debentures.

          A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended November 30, 2000, 1999, and 1998, follows (in thousands, except per share data):

                                                                  2000               1999             1998
                                                            ---------------     --------------   --------------
Basic:
Net income (loss)                                           $       (59,411)            69,087           14,364
                                                            ===============     ==============   ==============

Weighted average number of shares outstanding                        60,131             59,757           58,865
                                                            ===============     ==============   ==============

     Net income (loss) per share                            $         (0.99)              1.16             0.24
                                                            ===============     ==============   ==============

Diluted:
Net income (loss)                                           $       (59,411)            69,087           14,364
Interest on convertible notes, net of tax effect                          -              4,500                -
                                                            ---------------     --------------   --------------
     Adjusted net income (loss)                             $       (59,411)            73,587           14,364
                                                            ===============     ==============   ==============

Weighted average number of shares outstanding                        60,131             59,757           58,865
Effect of dilutive securities:
     Stock options and warrant                                            -                411            1,791
     Convertible notes                                                    -              5,421                -
                                                            ---------------     --------------   --------------
Weighted average number of shares outstanding including
   effect of dilutive securities                                     60,131             65,589           60,656
                                                            ===============     ==============   ==============

     Net income (loss) per share                            $         (0.99)              1.12             0.24
                                                            ===============     ==============   ==============

          Outstanding options to purchase 4.7 million, 2.3 million and 1.3 million shares of common stock at November 30, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

          Diluted weighted average shares outstanding at November 30, 2000 and 1998 do not include 5.4 million common equivalent shares issuable for the convertible notes, as their effect would be anti-dilutive.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(m) Comprehensive Income (Loss)

          Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss). The Company does not tax effect its foreign currency translation adjustments since it considers the unremitted earnings of its foreign subsidiaries to be indefinitely reinvested.

(n) Consolidated Statements of Cash Flow Information

          For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $17.9 million, $19.4 million and $13.0 million of interest for the years ended November 30, 2000, 1999 and 1998, respectively. The Company paid approximately $14.5 million, $13.6 million and $8.7 million of income taxes for the years ended November 30, 2000, 1999 and 1998, respectively.

(o) Stock Option Plans

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related interpretations, in accounting for grants to employees and non-employee directors under its fixed stock option plans. Accordingly, compensation expense is recorded on the date of grant of options only if the current market price of the underlying stock exceeds the exercise price.

(2) Related Party Transactions

(a) Transactions with Motorola

          Motorola purchased 2.1 million shares of the Company's common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $1,074.3 million, $1,055.1 million and $1,276.1 million for the years ended November 30, 2000, 1999 and 1998, respectively. Included in accounts payable at November 30, 2000 and 1999 was approximately $113.3 million and $87.5 million, respectively, due to Motorola for purchases of inventory.

(b) Transactions with E.A. Electronicos e Componentes Ltda.

          From 1998 until 2000 when the Company sold its interest in the joint venture (see note 14), the Company's Brazil operations had been primarily conducted through a majority-owned joint venture. The primary supplier of handsets to the joint venture was a Brazilian importer, E.A. Electronicos e Componentes Ltda. ("E.A."), which was a customer of the Company. Sales to E.A. were excluded from the Company's consolidated revenues, and the related gross profit was deferred until the handsets were sold by the Brazil joint venture to customers. At November 30, 1999, the Company had accounts receivable of $7.0 million due from E.A. and accounts payable of $10.5 million due to E.A.

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

(c) Sale of Aircraft to Chief Executive Officer

          In December 1993, the Company and the Company's Chief Executive Officer entered into an agreement pursuant to which the Company purchased the Chief Executive Officer's jet aircraft at book value. Pursuant to that agreement, the Company sold the Company's jet aircraft back to the Chief Executive Officer for book value in January 2001.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Fair Value of Financial Instruments

    The carrying amounts of accounts receivable, accounts payable and notes payable as of November 30, 2000 and 1999 approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt represents quoted market prices as of November 30, 2000 and 1999 as set forth in the table below (in thousands):

                                              2000                               1999
                                   ----------------------------       -----------------------------
                                    Carrying            Fair          Carrying              Fair
                                     Amount            Value           Amount              Value
                                   ----------        ----------       ---------           ---------
             Long-term debt        $ 150,000            37,320        $ 150,000             116,350
                                   ==========        ==========       =========           =========

(4) Property and Equipment

       Property and equipment consisted of the following at November 30, 2000 and 1999 (in thousands):

                                                              2000          1999
                                                            ---------    ----------
         Land and buildings                                 $   8,695         9,382
         Furniture, fixtures and equipment                     29,054        28,937
         Jet aircraft                                           4,454         4,454
         Leasehold improvements                                 5,457         5,137
                                                            ---------    ----------
                                                               47,660        47,910
         Less accumulated depreciation and amortization       (25,645)      (20,429)
                                                            ---------    ----------
                                                            $  22,015        27,481
                                                            =========    ==========

(5) Investments in Affiliated Companies

       At November 30, 2000 and 1999, investments in affiliated companies includes a 49% interest in CellStar Amtel Sdn. Bhd. ("Amtel"), a Malaysian company. Amtel is a distributor of wireless handsets. At November 30, 1999, the Company's investment in Amtel approximated its equity in Amtel's net assets.

       In 2000, the Company incurred losses of $1.8 million related to its minority interest in Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to limit further exposure by divesting its ownership in the joint venture. The carrying value of the investment at November 30, 2000 is zero. However, the Company will be required to recognize future losses, if any, of Amtel up to the amount of debt and payables of Amtel guaranteed by the Company, which is currently estimated to be up to $2.5 million.

       In November 1997, the Company made a $3.0 million equity investment which represented an 18% voting interest in the common stock of Topp Telecomm, Inc. ("Topp") and began supplying Topp with handsets. Topp is a reseller of wireless airtime through the provision of prepaid wireless services.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

       In January 2000, the Company acquired 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, a telecommunications retail store chain in Taiwan. The investment is carried at the acquisition cost of $4.1 million.

(6) Debt

       Notes payable to financial institutions consisted of the following at November 30, 2000 and 1999 (in thousands):

                                                                    2000          1999
                                                                 ---------     ---------
        Multicurrency revolving credit facility                  $  82,700        17,200
        Brazilian credit facilities                                      -         8,872
        Peoples' Republic of China ("PRC") credit facilities        44,428        24,537
                                                                 ---------     ---------
                                                                 $ 127,128        50,609
                                                                 =========     =========

       On October 15, 1997, the Company entered into a five year $135.0 million Multicurrency Revolving Credit Facility (the "Facility") with a syndicate of banks. On April 8, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. On August 2, 1999, the Company restructured its Facility to add additional flexibility for foreign working capital funding and capitalization.

       At May 31, 2000, the Company would not have been in compliance with one of its covenants under the Facility. As of July 12, 2000, the Company had negotiated an amendment to the Facility following which the Company was in compliance with the covenant. The amount of the Facility was also reduced from $115.0 million to $100.0 million. At August 31, 2000, the Company was not in compliance with another of its covenants and subsequently received an additional amendment following which the Company was in compliance.

       As of November 10, 2000, the Company had negotiated another amendment to the Facility which allowed the Company to remain in compliance by extending the date by which a compliance certificate was required to be delivered to its banks. The date for delivering the compliance certificate was extended again by an additional amendment as of December 20, 2000.

       As of January 30, 2001, the Company had negotiated an amendment to the Facility that assists the Company in complying with certain covenants through March 2, 2001. The amount of the Facility was reduced from $100.0 million to $86.4 million.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       Fundings under the Facility are limited by a borrowing base test, which is measured monthly. Borrowings under the Facility are made under London Interbank Offering Rate contracts, generally for 30-90 days, or at the bank's prime lending rate. Total interest charged on those borrowings includes an applicable margin that is subject to certain increases based on the ratio of consolidated funded debt to consolidated cash flow determined at the end of each fiscal quarter. At November 30, 2000, the interest rate on the Facility borrowing under the LIBOR rate was 9.529% and the prime rate was 10.75%. The Facility is secured by the Company's accounts receivable, property, plant and equipment and all other real property. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets.

       On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement which further reduces the amount of the Facility to $85.0 million on February 28, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further
(i) increases the applicable interest rate margin by 25 basis points, (ii) shortens the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provides additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limits the borrowing base, and (vi) tightens restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

       As of November 30, 1999, the Company's Brazil operations had borrowed $8.9 million, including accrued interest thereon, under credit facilities with several Brazilian banks. All $8.9 million was denominated in Brazilian reals. Interest rates on borrowings in Brazil range from approximately 20% to 28%.

       At November 30, 2000, the Company's operations in the PRC had three lines of credit, one for USD $12.5 million, the second for RMB 215 million (approximately USD $26.0 million) and the third for RMB 50 million (approximately USD $6.0 million), bearing interest at 7.16%, 5.85% and 2.34%, respectively. The loans have maturity dates through August 2001. The first two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. The third line of credit is supported by a RMB 15.0 million cash collateral deposit and a promissory note. At November 30, 2000, the U.S. dollar equivalent of $44.4 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the accompanying consolidated balance sheet at November 30, 2000 reflects USD $42.6 million in cash that is restricted as collateral on these advances and a corresponding USD $44.4 million in notes payable.

       The weighted average interest rate on short-term borrowings at November 30, 2000 and 1999, was 9.7% and 7.5% respectively.

       At November 30, 2000 and 1999, long-term debt consisted of $150.0 million of the Company's 5% Convertible Subordinated Notes Due October 15, 2002 (the "Notes"), which are convertible into 5.4 million shares of common stock at $27.668 per share at any time prior to maturity. Subsequent to October 18, 2000, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102% and thereafter at prices declining to 100% at maturity, together with accrued interest. The Notes were initially issued pursuant to an exempt offering and were subsequently registered under the Securities Act of 1933, along with the common stock into which the Notes are convertible.

       Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under its Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

(7) Income Taxes

       The Company's income (loss) before income taxes was comprised of the following for the years ended November 30, 2000, 1999 and 1998 (in thousands):

                                      2000           1999           1998
                                   ----------     ----------     ----------

              United States        $  (79,595)      $ 13,430        (48,413)
              International             1,423         79,072         55,359
                                   ----------     ----------     ----------
                   Total           $  (78,172)      $ 92,502          6,946
                                   ==========     ==========     ==========

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Provision (benefit) for income taxes for the years ended November 30, 2000, 1999 and 1998 consisted of the following (in thousands):

                                     Current        Deferred        Total
                                   ----------     -----------    -----------
Year ended November 30, 2000:
      United States:
            Federal                $        -         (26,386)       (26,386)
            State                       1,138          (1,693)          (555)
      International                    12,552          (4,372)         8,180
                                   ----------     -----------    -----------
                                   $   13,690         (32,451)       (18,761)
                                   ==========     ===========    ===========

Year ended November 30, 1999:
      United States:
           Federal                 $      (28)          3,245          3,217
           State                          897             407          1,304
      International                    13,596           5,298         18,894
                                   ----------     -----------    -----------
                                   $   14,465           8,950         23,415
                                   ==========     ===========    ===========

Year ended November 30, 1998:
      United States:
           Federal                 $   (2,553)        (15,283)       (17,836)
           State                        1,067            (849)           218
      International                     7,141           3,059         10,200
                                   ----------      ----------    -----------
                                   $    5,655         (13,073)        (7,418)
                                   ==========      ==========    ===========

          Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2000, 1999 and 1998 (in thousands):

                                                                                        2000           1999           1998
                                                                                   -------------    -----------    ---------
Expected tax expense (benefit)                                                        $  (27,360)        32,376        2,431
International and U.S. tax effects attributable to international operations               (4,731)        (8,869)      (9,065)
State income taxes, net of Federal benefits                                                 (361)           848          142
Equity in (loss) income of affiliated companies, net                                         631              6       (5,073)
Non-deductible goodwill and other                                                          1,919            371          204
Change in valuation allowance                                                             11,763           (131)       3,741
Foreign accumulated earnings tax                                                           1,228              -            -
Other, net                                                                                (1,850)        (1,186)         202
                                                                                   -------------    -----------    ---------
      Actual tax (benefit) expense                                                    $  (18,761)        23,415       (7,418)
                                                                                   =============    ===========    =========

     As a result of certain activities undertaken by the Company, income in certain foreign countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, primarily through 1999. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $1.4 million, $3.0 million and $5.3 million, respectively, for 2000, 1999 and 1998, respectively.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


            The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2000 and 1999, is presented below (in thousands):

                                                     2000          1999
                                                  -----------    ---------
Deferred income tax assets:
    United States:
       Accounts receivable                           $ 14,387        2,746
       Inventory adjustments for tax purposes           2,827        4,666
       Net operating loss carryforwards                20,789        2,306
       Foreign tax credit carryforwards                 2,656        2,308
       Capital Losses                                   4,639            -
       Other, net                                       4,381        2,279
    International:
       Accounts receivable                              2,091            -
       Net operating loss carryforwards                 8,640        4,172
       Other, net                                         880          822
                                                  -----------    ---------
                                                       61,290       19,299
    Valuation allowance                               (15,935)      (4,172)
                                                  -----------    ---------
                                                     $ 45,355       15,127
                                                  ===========    =========
Deferred income tax liabilities -
    international inventory adjustments
    for tax purposes                                 $  6,573        8,796
                                                  ===========    =========

            In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance for deferred income tax assets as of December 1, 1999 and 1998, was $4.2 million and $2.6 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2000 and 1999, was an increase of $11.8 million and $1.6 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company should realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. At November 30, 2000, the Company had U.S. Federal net operating loss carryforwards of approximately $59.4 million, which will begin to expire in 2018.

            The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At November 30, 2000, the Company had not provided U.S. Federal income taxes on earnings of international subsidiaries of approximately $177.3 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change on final determination by the respective taxing authorities. Management believes it has made an adequate tax provision.

(8) Leases

          The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to six years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $5.0 million, $6.0 million and $5.6 million for the years ended November 30, 2000, 1999 and 1998, respectively. Future minimum lease payments under operating leases as of November 30, 2000 are as follows (in thousands):

                     Year ending
                     November 30,             Amount
                    --------------          ---------
                         2001                $  4,542
                         2002                   3,387
                         2003                   2,546
                         2004                   1,811
                         2005                   1,700
                      Thereafter                  428
                                            ---------
                                             $ 14,414
                                            =========

(9) Impairment of Assets

          In the third quarter of 2000, the Company decided to exit its Venezuela operations (see note 15). The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations at approximately carrying value.

          In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations.

          In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland. The sale was completed in 2000 resulting in a gain of $0.2 million. The Company recorded an impairment charge of $5.5 million, including a $4.5 million writedown of goodwill to reduce the carrying value of the assets of the operations in Poland to their estimated fair value. Revenues for the operations in Poland were $2.2 million, $7.4 million and $9.9 million for the years ended November 30, 2000, 1999, and 1998, respectively.

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11) Restructuring Charge

            As part of the Company's strategy to streamline its organizational structure, beginning in the second quarter of 1999 the Company reorganized and consolidated the management of the Company's Latin American and North American Regions and centralized the management in the Company's Asia-Pacific Region. As a result, the consolidated statement of operations for the year ended November 30, 1999, includes a charge of $3.6 million related to the reorganization. Of the total costs, $0.8 million consisted of non-cash outlays and the remaining $2.8 million consisted of cash outlays, which were paid in full by November
30, 2000. The components of the restructuring charge were as follows (in thousands):

                    Employee termination costs               $ 2,373
                    Write-down of assets                         760
                    Other                                        506
                                                             -------
                                                             $ 3,639
                                                             =======

(12) Gain on Sale of Assets

            The Company recorded a gain of $6.2 million for the year ended November 30, 2000, associated with the sale of the following (in thousands):

                    Brazil joint venture                     $ 6,048
                    Poland operations                            152
                                                             -------
                                                             $ 6,200
                                                             =======

            The Company recorded a gain of $8.8 million for the year ended November 30, 1999 associated with the sale of the following (in thousands):

                    Prepaid operations in Venezuela          $ 5,197
                    Retail stores in the United States         2,911
                    Other                                        666
                                                             -------
                                                             $ 8,774
                                                             =======

(13) United Kingdom International Trading Operations

            In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operations after the first quarter of 2000 compared to 1999. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(14) Brazil

          Since 1998, the Company's Brazil operations were primarily conducted through a majority-owned joint venture. Following a review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000 the Company elected to exit the Brazil market.

          On August 25, 2000, the Company completed the divestiture of its 51% ownership in the joint venture to its joint venture partner, Fontana Business Corp. Following is a summary of the operations related to Brazil (amounts in thousands):

                                                            Year ended November 30,
                                                     -------------------------------------
                                                         2000          1999        1998
                                                     -----------    ----------   ---------
              Revenues                                  $ 40,602       193,756      99,877

              Cost of sales                               41,567       178,829      95,927
                                                     -----------    ----------   ---------
                 Gross profit (loss)                        (965)       14,927       3,950
              Selling, general and
                 administrative expenses                  10,038        10,255       7,081
                                                     -----------    ----------   ---------
                     Operating income (loss)             (11,003)        4,672      (3,131)
                                                     -----------    ----------   ---------
              Other income (expense):
                 Gain on sale of assets                    6,047             -           -
                 Interest expense                         (3,474)       (5,098)     (2,448)
                 Other, net                                    -        (2,249)        801
                                                     -----------    ----------   ---------
                     Total other income (expense)          2,573        (7,347)     (1,647)
                                                     -----------    ----------   ---------
              Loss before income taxes                  $ (8,430)       (2,675)     (4,778)
                                                     ===========    ==========   =========

          The Company recognized a pre-tax gain on sale of $6.0 million in conjunction with the disposition of its 51% interest in the joint venture in the third quarter of 2000. The Company had a negative carrying value in its 51% interest in the joint venture as a result of losses previously recognized. In the disposition, the Company obtained promissory notes totaling $8.5 million related to the Company's funding of certain U.S. letters of credit supporting Brazilian debt obligations. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          During the quarter ended May 31, 2000, the Company also fully reserved certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000 and which were further affected by the decision, in the second quarter, to exit Brazil.

(15) Venezuela

          During the quarter ended August 31, 2000, the Company decided, based upon the current and expected future economic and political climate in Venezuela, to divest its operations in Venezuela. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. The Company subsequently sold its operations in Venezuela in December at approximately carrying value. Following is a summary of the Venezuela operations (amounts in thousands):

                                                                        Year ended November 30,
                                                                 -------------------------------------
                                                                     2000          1999        1998
                                                                 -----------    ----------   ---------
              Revenues                                              $ 36,639        77,077      51,607
              Cost of sales                                           35,342        67,995      41,341
                                                                 -----------    ----------   ---------
                 Gross profit                                          1,297         9,082      10,266
              Selling, general and administrative expenses             8,630         4,212       5,016
              Impairment of assets                                     4,930             -           -
                                                                 -----------    ----------   ---------
                     Operating income (loss)                         (12,263)        4,870       5,250
                                                                 -----------    ----------   ---------
              Other income (expense):
                 Gain on sale of assets                                    -         5,197           -
                 Interest expense                                         (8)          (14)        (10)
                 Other, net                                           (1,039)         (593)       (200)
                                                                 -----------    ----------   ---------
                     Total other income (expense)                     (1,047)        4,590        (210)
                                                                 -----------    ----------   ---------
              Income (loss) before income taxes                     $(13,310)        9,460       5,040
                                                                 ===========    ==========   =========

(16) Redistributor Business

          The Company is phasing out a major portion of its redistributor business in the Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Redistributors are distributors that do not have existing direct relationships with manufacturers and who do not have long-term carrier or dealer/agent relationships. These distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have long-term predictable product demand. Revenues for the redistributor business for Miami and the North American Region for the years ended November 30, 2000, 1999 and 1998, were $57.4 million, $158.6 million and $344.4 million, respectively.

(17) Inventory Obsolescence Expense and Bad Debt Expense

          Inventory obsolescence expense of $32.3 million, $23.0 million and $12.4 million for the years ended November 30, 2000, 1999 and 1998, respectively, is included in cost of goods sold in the accompanying consolidated statements of operations.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Bad debt expense of $51.5 million, $10.4 million and $13.6 million for the years ended November 30, 2000, 1999 and 1998 respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(18) Concentration of Credit Risk and Major Customer Information

          Pacific Bell Mobile Services, a North American Region customer, accounted for approximately 10% of revenues or $194.6 million of revenues for the year ended November 30, 1998. No customer accounted for 10% or more of consolidated revenues in the years ended November 30, 2000 and 1999.

(19) Segment and Related Information

          The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: Asia-Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), Europe and North America, primarily the United States. Revenues and operations of Miami are included in Latin America since Miami's activities are primarily for export to South American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Facility and Notes. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant.

          Segment information for the years ended November 30, 2000, 1999 and 1998 follows (in thousands):

                                                               Asia-         Latin        North
                                                              Pacific       America      America     Europe    Corporate    Total
                                                           -------------  ----------  ----------------------  ----------  ---------
November 30, 2000:
  Revenues from external customers                            $1,024,762     636,354     499,171     315,395           -  2,475,682
  Impairment of assets                                                 -      11,365         974           -           -     12,339
  Operating income (loss)                                          7,770     (38,724)    (10,882)      2,263     (24,813)   (64,386)
  Equity in income (loss) of affiliated companies, net            (1,805)          -           -           -           -     (1,805)
  Income (loss) before interest and income taxes                   6,361     (31,623)    (18,478)      2,450     (22,528)   (63,818)
  Total assets                                                   289,677     256,907     170,532      56,824      82,889    856,829
  Depreciation, amortization and impairment of assets              1,905      14,492       3,661         810       2,703     23,571
  Capital expenditures                                             1,256       2,052       1,309         452         392      5,461

November 30, 1999:
  Revenues from external customers                            $  769,412     717,273     377,129     469,991           -  2,333,805
  Impairment of assets                                                 -           -           -       5,480           -      5,480
  Restructuring charge                                             1,277           -       2,302           -          60      3,639
  Operating income (loss)                                         41,537      31,580      17,529       5,506     (23,454)    72,698
  Equity in income (loss) of affiliated companies, net               (18)          -      31,951           -           -     31,933
  Income (loss) before interest and income taxes                  41,102      31,013      48,555       5,433     (18,455)   107,648
  Total assets                                                   240,523     261,618     126,208      56,536      21,553    706,438
  Depreciation, amortization and impairment of assets              1,869       2,564       3,683       6,426       2,369     16,911
  Capital expenditures (1)                                         1,028       3,522       3,072         877           -      8,499

November 30, 1998:
  Revenues from external customers                            $  513,869     705,624     472,837     303,520           -  1,995,850
  Lawsuit settlement                                                   -           -           -           -       7,577      7,577
  Operating income (loss)                                         38,727      28,541         527       5,226     (24,570)    48,451
  Equity in income (loss) of affiliated companies, net               768           -     (29,216)          -           -    (28,448)
  Income (loss) before interest and income taxes                  37,804      27,959     (28,437)      6,482     (25,337)    18,471
  Total assets                                                   235,147     319,944     152,004      54,659      13,771    775,525
  Depreciation and amortization                                    2,012       3,742       3,197         670       1,805     11,426
  Capital expenditures (1)                                           968       5,922       5,082         526           -     12,498

------------------
(1) Prior to 2000, Corporate segment property and equipment was reported in North America.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2000, 1999, and 1998 follows (in thousands):

                                                                                              2000          1999         1998
                                                                                          -----------   ----------   -----------
Income (loss) before interest and income taxes per segment information                      $ (63,818)     107,648        18,471
Interest expense per the consoldiated statements of operations                                (19,113)     (19,027)      (14,446)
Interest income included in other, net in the consolidated statements of operations             4,759        3,881         2,921
                                                                                          -----------   ----------   -----------
Income (loss) before income taxes per the consolidated statements of operations             $ (78,172)      92,502         6,946
                                                                                          ===========   ==========   ===========

          Geographical information for the years ended November 30, 2000, 1999 and 1998, follows (in thousands):

                                                    2000                        1999                            1998
                                         -------------------------   ---------------------------  -------------------------------
                                                        Long-lived                  Long-lived                       Long-lived
                                            Revenues      Assets       Revenues       Assets          Revenues         Assets
                                         ------------   ----------   ------------   -----------   --------------   --------------
United States                             $   578,262       15,257        531,328        19,538          834,521           25,448

People's Republic of China,
   which includes Hong Kong                   725,409        6,591        528,572         3,296          404,883            1,797

United Kingdom                                163,797          637        341,090           798          209,439              372

Mexico                                        383,256        3,038        228,959         2,469          144,178            1,572

All other countries                           624,958        5,664        703,856         8,998          402,829            5,769
                                         ------------   ----------   ------------   -----------   --------------   --------------
                                         $  2,475,682       31,187   $  2,333,805        35,099        1,995,850           34,958
                                         ============   ==========   ============   ===========   ==============   ==============

          For purposes of the geographical information above, the Company's Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

(20) Acquisitions

          In August 1999, the Company acquired the business and certain net assets of Montana Telecommunications Group B.V. in The Netherlands in a transaction accounted for as a purchase. The purchase price was $2.3 million, which resulted in $1.0 million of goodwill with an estimated life of 20 years. Additional payments based on future operating results of the business over the four year period subsequent to acquisition may be paid in cash.

          The Company acquired three companies during 1998: (i) TA Intercall AB (Sweden), January 1998; (ii) Digicom Spoka zo.o. (Poland), March 1998; and (iii) ACC del Peru (Peru), May 1998. Each of these transactions was accounted for as a purchase. The aggregate of the original purchase prices was $18.2 million, which resulted in $18.1 million of goodwill with an estimated life of 20 years. Additional payments based on operating results of Sweden for the three years subsequent to acquisition may be paid either in cash or common stock at the Company's option. In 2000, $4.0 million of additional goodwill was recorded for Sweden based upon the estimated payment amount.

          The consolidated financial statements include the operating results of each business from the date of acquisition. The impact of these acquisitions was not material in relation the Company's consolidated financial position or results of operations.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) Stockholders' Equity

(a) Common Stock Warrant and Options

          At November 30, 1998, the Company had outstanding a warrant exercisable for 1.3 million restricted shares of its common stock at $4.60 per share. In December 1998, the warrant holder and the Company amended the warrant agreement to remove the restriction on the resale of the common stock issuable on exercise of the warrant and to pay the exercise price in shares of common stock. The holder subsequently exercised the warrant and was issued 0.6 million shares of common stock.

          The Company has a stock option plan (the "Plan") covering 11.15 million shares of its common stock. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

          The Company also has a stock option plan for non-employee directors ("Directors' Option Plan"). The Directors' Option Plan provides that each non-employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director should automatically be granted an option to purchase 7,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 150,000 shares of common stock are authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan becomes exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also receive an annual grant of an option for 5,000 shares of Company common stock under the Plan. Such options vest over a four year period and have an exercise price equal to the fair market value of the Company's common stock as of market close on the date of grant.

          The per share weighted-average fair value of stock options granted during the years ended November 30, 2000, 1999 and 1998, was $5.85, $4.45 and $6.375, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          2000            1999            1998
                                                       -----------    -----------      -----------
               Dividend yield                                0.00%          0.00             0.00
               Volatility                                   88.00          81.00            83.00
               Risk-free interest rate                       6.50           5.10             5.40
               Expected term of options (in years)            3.4            3.4              3.2

          The Company applies Opinion 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been the pro forma amounts below for the years ended November 30, 2000, 1999 and 1998 (in thousands, except per share amounts):

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                            2000            1999           1998
                                                                        ------------    ------------   ------------
          Net income (loss) as reported                                  $ (59,411)          69,087         14,364
          Diluted net income (loss) per share as reported                    (0.99)            1.12           0.24
          Pro forma net income (loss)                                      (62,433)          67,605         10,136
          Pro forma diluted net income (loss) per share                      (1.04)            1.11           0.17

Stock option activity during the years ended November 30, 2000, 1999 and 1998, is as follows:

                                                       2000                    1999                      1998
                                             ----------------------   ----------------------   ------------------------
                                                          Weighted-                Weighted-                  Weighted-
                                                           Average                  Average                     Average
                                              Number      Exercise     Number       Exercise     Number        Exercise
                                             of shares     Prices     of shares      Prices     of shares       Prices
                                             ---------   ----------   ----------   ---------   -----------   ----------
Granted                                       1,513,695    $  9.553    1,487,450   $   8.057     2,095,458    $  11.491
Exercised                                        85,125       4.654      532,878       5.545       464,378        7.110
Forfeited                                     1,019,851       9.559    1,369,012       9.444     1,075,062       19.680
Outstanding, end of year                      4,684,307       8.782    4,275,588       8.617     4,690,028        8.704
Exercisable, end of year                      2,189,689       8.121    1,929,149       7.829     1,417,757        6.531
Reserved for future grants
    under the Plan                            5,057,532
Reserved for future grants
    under the Directors' Option Plan             90,000

          For options outstanding and exercisable as of November 30, 2000, the exercise prices and remaining lives were:

                                                          Average                Average                            Average
                                  Number               Remaining Life           Exercise         Number            Exercise
Range of Exercise Prices        Outstanding              (in years)              Prices        Exercisable          Prices
--------------------------  --------------------  -------------------------  --------------  ----------------  ------------------
$2.2500 - 6.4060                      1,172,500             5.6                   $ 5.9034           968,125            $ 6.1077
$6.4380 - 8.3750                      1,199,502             7.4                   $ 7.6997           573,252            $ 7.4166
$8.6700 - 9.8750                      1,216,679             9.1                   $ 9.8433            11,250            $ 8.6700
$10.3130 - 19.880                     1,095,626             7.2                  $ 11.8705           637,062           $ 11.8041
                            --------------------                                             ----------------

                                      4,684,307             7.3                   $ 8.7824         2,189,689            $ 8.1208
                            ====================                                             ================

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(b) Stockholder Rights Plan

          The Company has a Stockholder Rights Plan, which provides that the holders of the Company's common stock receive one-third of a right ("Right") for each share of the Company's common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company's common stock or stock of an acquirer of the Company at a 50% discount. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

(22) Commitments and Contingencies

      (a) Litigation

          During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (2) Mark Krug v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, Alan H. Goldfield, Richard
M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar Corporation, Alan
H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (5) Tony LaBella v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (6) Thomas
E. Petrone v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark
Q. Huggins; (7) Adele Brody v. CellStar Corporation, Alan H. Goldfield, Richard
M. Gozia and Mark Q. Huggins. Each of the above lawsuits sought certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998 to September 21, 1998. Each of these lawsuits alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and the Company's investment in Topp, resulting in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and Rule 10b-5 promulgated thereunder. The Court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. The lead plaintiffs filed a consolidated complaint on November 8, 1999. The Company filed a Motion to Dismiss the consolidated complaint, and the Court granted that motion on August 3, 2000. The plaintiffs filed a Second Amended and Consolidated Complaint on September 1, 2000, essentially re-alleging the violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Company filed a Motion to Dismiss plaintiffs' Second Amended and Consolidated Complaint on November 2, 2000, but the Court has not yet rendered a decision. The Company believes that it has fully complied with all applicable securities laws and regulations and that it has meritorious defenses to the allegations made in the Second Amended and Consolidated Complaint. The Company intends to vigorously defend the consolidated action if its Motion to Dismiss is denied.

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      (c) Financial Guarantee

          The Company has guaranteed up to MYR 5.9 million (Malaysian ringgits), or $1.5 million as of November 30, 2000, for bank borrowings of Amtel. In addition, the Company has guaranteed certain accounts payable of Amtel at November 30, 2000. The Company is not guaranteeing future debt or accounts payables of Amtel. As of January 31, 2001, the aggregate bank borrowings and accounts payable of Amtel guaranteed by the Company was approximately $2.5 million.

      (d) 401(k) Savings Plan

          The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994, or on completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 15% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company's profitability. The Company made contributions of approximately $0.2 million to the plan in 2000 and $0.3 million to the plan in each of 1999 and 1998.

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

          The contractual amount of the Company's forward exchange contracts at November 30, 2000, was $18.7 million.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

                                      First             Second             Third             Fourth
                                     Quarter           Quarter            Quarter           Quarter
                                  -------------      ------------       -----------      -------------
2000
Revenues                              $589,859           561,370           629,793            694,660
Gross profit                            48,283             7,426            24,193             37,126
Net income                               9,446           (39,679) (a)      (13,319) (b)       (15,859) (c)
Net income per share:
         Basic                            0.16             (0.66)            (0.22)             (0.26)
         Diluted                          0.16             (0.66)            (0.22)             (0.26)

1999
Revenues                              $515,348           570,325           560,222            687,910
Gross profit                            43,639            49,058            47,706             53,027
Net income (loss)                       15,591 (d)        13,969 (e)        14,998             24,529 (f)
Net income (loss) per share:
         Basic                            0.26              0.23              0.25               0.41
         Diluted                          0.26              0.23              0.25               0.39

(a) In the second quarter of 2000, the Company's operations were affected by significant declines in gross profit due to competitive margin pressures and by increases in bad debt expense related to the redistributor business and Brazil related receivables.

(b) In the third quarter of 2000, the Company's operations were affected by charges related to its decision to exit its Venezuela operations and the gain on the divestiture of its 51% interest in the Brazil joint venture.

(c) In the fourth quarter of 2000, the Company's operations were affected by accounts receivable reserves for accounts whose businesses have been adversely affected by competitive market conditions in Asia and the United States, and a non-cash goodwill impairment charge for its Peru operations.

(d) In the first quarter of 1999, the Company's operations were affected by the gain on the sale of part of its equity and debt investment in Topp, a gain associated with the sale of all its retail stores in the Dallas-Fort Worth area, and a loss on the conversion of a U.S. dollar denominated loan into Brazilian reals.

(e) In the second quarter of 1999, the Company's operations were affected by the restructuring charge associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of the management in the Asia-Pacific Region and the sale of its prepaid operation in Venezuela and retail stores in the Kansas City area.

(f) In the fourth quarter of 1999, the Company's operations were affected by the gain on the sale of the remaining debt and equity interest in Topp and a charge to reduce the carrying value of CellStar Poland Sp. zo.o.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years ended November 30, 2000, 1999 and 1998
                                (in thousands)

                                                Balance at         Charged to         Charged to     Deductions,   Balance at
                                               beginning of         costs and         activation       net of        end of
                                                  period            expenses          income (a)     recoveries      period
                                            ------------------- ------------------   -----------    -----------    --------
Allowance for doubtful accounts:
          November 30, 2000                 $    33,152                    51,533           103        (8,978)      75,810
          November 30, 1999                      33,361                    10,392         1,251       (11,852)      33,152
          November 30, 1998                      23,857                    13,639           481        (4,616)      33,361
Reserve for inventory obsolescence
          November 30, 2000                 $    14,868                    32,255           -         (27,811)      19,312
          November 30, 1999                      12,082                    23,012           -         (20,226)      14,868
          November 30, 1998                       2,795                    12,434           -          (3,147)      12,082

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