Form 10-K/A
period 2000-11-30
CELLSTAR CORP
filed 2001-03-30
CIK 913590

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year                   Commission File Number
      Ended November 30, 2000                        0-22972

                        ------------------------------

                             CELLSTAR CORPORATION
            (Exact name of registrant as specified in its charter)

                        ------------------------------

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

                        ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

                  Rights to Purchase Series A Preferred Stock
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   On February 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $44,785,675, based on the closing sale price of $1.12 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

   On February 23, 2001, there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                             CELLSTAR CORPORATION

                             INDEX TO FORM 10-K/A

   CellStar Corporation (the "Company" or "CellStar") hereby amends and restates in their entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 filed with the Securities and Exchange Commission on February 28, 2001.

ITEM                                                                      PAGE
 NO.                                                                       NO.
----                                                                      ----
                                   PART III

10.     Directors and Executive Officers of the Registrant................   2
11.     Executive Compensation............................................   4
12.     Security Ownership of Certain Beneficial Owners and Management....  12
13.     Certain Relationships and Related Transactions....................  13


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   See Item 1 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2001, "Business - Executive Officers of the Registrant" for information concerning executive officers.

   The Company's Board of Directors consists of six directors. On March 10, 2000, Sheldon I. Stein, a Class I director, resigned from the Company's Board of Directors. Each director has been elected to serve for a specified term or until his successor has been elected and qualified.

   The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company:

   James L. Johnson, 73, whose term expires at the 2003 Annual Meeting of Stockholders, has served as a director of the Company since March 1994. Mr. Johnson has been Chairman Emeritus of GTE Corporation since May 1992 and served as GTE's Chairman and Chief Executive Officer from April 1988 to April 1992. Mr. Johnson began his career with Southwestern Associated Telephone Company (the predecessor company of GTE Central) in 1949. He was a member of GTE's Board of Directors from 1985 to May 1999. He is currently a director of Harte Hanks Communications, Inc., M.O.N.Y (Mutual of New York, Inc.), Walter Industries Incorporated and Finova Group Incorporated (formerly GFC Financial). Mr. Johnson is also past Chairman of the United States Telephone Association. Mr. Johnson presently serves on the Audit, Nominating and Compensation Committees of CellStar's Board of Directors.

   J.L. Jackson, 69, whose term expires at the 2003 Annual Meeting of Stockholders, has served as a director of the Company since March 1999. Mr. Jackson is the former Chairman and Chief Executive Officer of Global Industrial Technologies, Inc. (formerly, INDRESCO), where he served in that capacity from 1993 to 1998. Prior to joining Global Industrial Technologies, Mr. Jackson was engaged in private executive business consulting from 1987 to 1993. From 1983 to 1987, Mr. Jackson served as a Director and as the President and Chief Operating Officer of Diamond Shamrock Corporation and was Executive Vice President of Diamond Shamrock and President of its then newly formed coal unit from 1979 to 1983. Mr. Jackson has served on numerous boards, including the Fourth District Federal Reserve Bank of Cleveland, First Republic Bank, American Federal Bank, Hadsen Energy Resources and National Gypsum Company. Mr. Jackson presently serves as Chairman of the Nominating and Compensation Committees of CellStar's Board of Directors and also serves on the Audit Committee of CellStar's Board of Directors.

   Jere W. Thompson, 69, whose term expires at the 2003 Annual Meeting of Stockholders, has served as a director of the Company since October 1999. Mr. Thompson is the former President and Chief Executive Officer of The Southland Corporation, where he served in that capacity from 1986 to 1991. Mr. Thompson joined Southland in 1954 and was made Vice President of store operations in 1962. He became Southland's President in 1973 and was elected to Southland's board of directors in 1961. Mr. Thompson was engaged in private business consulting from 1991 to 1996 when he became the President of The Williamsburg Corporation. Mr. Thompson serves on the board of directors and is the former Chairman of The National Center for Policy Analysis. He is also a member and former Chairman of The Development Board and the College and Graduate School of Business Foundation Advisory Council for The University of Texas at Austin. Mr. Thompson currently serves on the Compensation Committee of CellStar's Board of Directors.

   Alan H. Goldfield, 57, whose term expires at the 2001 Annual Meeting of Stockholders, is a founder of the Company and has been the Chairman of the Board and Chief Executive Officer of the Company since its formation. Mr. Goldfield served as President of the Company from its formation until March 1995, and from August 1996 until December 1996. Mr. Goldfield serves as an officer and director of the Company pursuant to his employment agreement. See "Executive Compensation--Employment Contracts and Termination of Employment and Change in Control Arrangements."

   Terry S. Parker, 56, whose term expires at the 2001 Annual Meeting of Stockholders, has served as a director of the Company since March 1995 and served as President and Chief Operating Officer of the Company from March 1995 through July 1996. Mr. Parker served as Senior Vice President of GTE Corporation and President of GTE's Personal Communications Services, GTE's wireless division, from October 1993 until he joined the Company. From 1991 to 1993, Mr. Parker served as President of GTE Telecommunications Products and Services. Prior to 1991, Mr. Parker served as President of GTE Mobile Communications. Mr. Parker has served on the Board of Directors for Nucentrix Corporation since April 1988. In addition, Mr. Parker has served on the Board of Directors of Telenetics Corporation from May 2000 until March 2001, and as the President and Chief Executive Officer of Telenetics from September 2000 until March 2001. Mr. Parker served on the Audit Committee of CellStar's Board of Directors until January 21, 2000, when the CellStar Board of Directors restructured the composition and duties of the Audit Committee.

   Dale V. Kesler, 62, whose term expires at the 2002 Annual Meeting of Stockholders, has served as a director of the Company since March 1999. Mr. Kesler retired as an active partner of the professional accounting firm of Arthur Andersen LLP in 1996 and served as the Managing Partner of Arthur Andersen's Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler was responsible for strategic planning on a world wide basis for the Audit and Business Advisory practices of Arthur Andersen in 1982 and 1983 and served as the head of the Audit Practice in the firm's Dallas office from 1973 to 1982. Mr. Kesler also serves on the Boards of Elcor Corporation, New Millennium Homes, Resource Services, Inc., Triad Hospitals, Inc. and Compass Bank--Dallas. Mr. Kesler currently serves on the Audit and Nominating Committees of CellStar's Board of Directors. Mr. Kesler served on the Compensation Committee of CellStar's Board of Directors from March 1999 until January 21, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file.

   To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal year end November 30, 2000, or written representations from certain reporting persons, all of the Company's directors, officers and holders of more than 10% of a registered class of the Company's equity securities have, with respect to fiscal year end November 30, 2000, timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth information concerning the compensation of the Company's Chief Executive Officer, each of the other four most highly compensated executive officers of the Company who were serving as such on November 30, 2000 and two former highly compensated executive officers (based on salary and bonus earned during fiscal year end November 30, 2000) (collectively, the "Named Executive Officers").

                                                                                                Long Term
                                                            Annual Compensation             Compensation Awards
                                                      -------------------------------   ---------------------------
                                                                                        Restricted      Securities
                                                                          Other Annual     Stock         Underlying     All Other
                                                       Salary     Bonus   Compensation    Award(s)      Options/SARs  Compensation
Name and Principal Position                 Year        ($)        ($)        ($)           ($)           (#)(1)(2)       ($)
---------------------------------------  ---------    -------   ------   ------------   ----------      -----------  --------------
Alan H. Goldfield......................       2000    850,000       --             --           --          100,000       50,975(3)
   Chairman of the Board                      1999    850,000       --             --           --               --       26,434(3)
   and Chief Executive Officer                1998    850,000       --             --           --          200,000       26,434(3)

A.S. Horng.............................       2000    800,103   66,675             --           --          457,414           --
   Chairman, Chief Executive                  1999    796,897   66,162         25,388(4)        --          100,000           --
   Officer and General Manager                1998    795,487       --         34,620(4)        --          200,000           --
   of CellStar (Asia) Corporation Ltd.

Dale H. Allardyce......................       2000    400,000       --        172,674(5)        --               --       21,813(3)
   President and Chief Operating              1999(6)  17,375       --             --           --               --           --
   Officer                                    1998(7)      --       --             --           --               --           --

Austin P. Young........................       2000    350,000       --             --           --               --        6,912(3)
   Senior Vice President,                     1999(8)  24,006       --             --           --               --           --
   Chief Financial Officer                    1998(7)      --       --             --           --               --           --
   and Treasurer


Daniel T. Bogar............................   2000(9)  327,851       --             --           --          154,627          --
   Senior Vice President--                    1999     300,000       --             --           --               --          --
   Americas Region                            1998     295,000       --             --           --               --          --

Timothy L. Maretti.........................   2000(9)  244,941       --             --           --           19,280     130,769(10)
   Senior Vice President--                    1999     300,000       --             --           --               --          --
   Brazilian Region                           1998     295,000       --             --           --               --          --

Lawrence King..............................   2000     360,000   30,000             --           --           43,136       1,826(3)
   President and Chief Operating Officer--    1999     310,000   30,000             --           --               --       1,826(3)
   CellStar (Asia) Corporation Limited        1998     240,000   40,000             --           --               --          --

--------------------------------------
(1) Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.
(2) All figures in this column reflect an adjustment for the Company's two-for-one Common Stock split that was effected in the form of a stock dividend in June 1998.
(3)  Consists of life insurance premiums paid by the Company.
(4) Represents amounts paid or reimbursed by the Company to Mr. Horng as an annual housing allowance. See "--Employment Contracts and Termination of Employment and Change in Control Arrangements."
(5)  Consists of relocation expenses paid or reimbursed by the Company.
(6) Mr. Allardyce became the Company's President and Chief Operating Officer in November 1999.
(7) In accordance with Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, no information is included for fiscal years during which the Named Executive Officer did not serve as an executive officer of the Company.
(8) Mr. Young became the Company's Senior Vice President, Chief Financial Officer and Treasurer in November 1999.
(9)  Mr. Bogar and Mr. Maretti resigned from the Company in July 2000.
(10) Consists of severance payments paid by the Company to Mr. Maretti.

Option Grants During 2000 Fiscal Year

   The following table provides information related to options granted to the Named Executive Officers during fiscal year end November 30, 2000.

                                                                                                Potential Realizable Value
                                                                                                  at Assumed Annual Rates
                                                                                               of Stock Price Appreciation
                                                 Individual Grants                                  for Option Term(1)
                             --------------------------------------------------------------    ---------------------------
                               Number of       % of Total
                               Securities     Options/SARs    Exercise
                               Underlying      Granted to     of Base
                              Options/SARs    Employees in     Price
Name                          Granted(#)(2)    Fiscal Year   ($/Sh)(3)    Expiration Date          5% ($)        10% ($)
---------------------------  ---------------  ------------  ----------- -------------------    ------------   ------------
Alan H. Goldfield.........           100,000           6.6        9.875  January 20, 2010        620,818.44   1,573,151.94
A.S. Horng................           451,414          29.8        9.875  January 20, 2010      2,802,461.36   7,101,428.12
Dale H. Allardyce(4)......                --            --           --                --                --             --
Austin P. Young(4)........                --            --           --                --                --             --
Daniel T. Bogar(5)........           154,627          10.2        9.875  January 20, 2010        959,952.94   2,432,517.66
Timothy L. Maretti(5).....            19,280           1.3        9.875  January 20, 2010        119,693.80     303,303.69
Lawrence King.............            43,136           2.8        9.875  January 20, 2010        267,796.24     678,594.82

-----------------------
(1) The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.
(2) Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights. The options become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant. In the event of a "change of control" (as defined in the 1993 Amended and Restated Long-Term Incentive Plan (the "1993 Plan")) of the Company, any unexercisable portion of the options will become immediately exercisable.
(3) The exercise price is equal to the fair market value of the Common Stock on the date of grant. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) with Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or
    (d) in any other form of valid consideration that is acceptable to the Compensation Committee in its sole discretion.
(4) Each of Messrs. Allardyce and Young joined the Company in November 1999 and received options to acquire 200,000 and 150,000 shares of the Company's Common Stock, respectively.
(5) Each of Messrs. Bogar and Maretti resigned their respective positions with the Company in July 2000.


Option Exercises During 2000 Fiscal Year and Fiscal Year End Option Values

   The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended November 30, 2000 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                     Number of Securities          Value of Unexercised
                                                     Underlying Unexercised           In-the-Money
                             Shares        Value   Options/SARs at FY-End (#)  Options/SARs at FY-End ($)(1)
                           Acquired on   Realized  --------------------------  -----------------------------
Name                       Exercise (#)   ($)(2)   Exercisable  Unexercisable   Exercisable    Unexercisable
-------------------------  -----------   --------  -----------  -------------  ------------    -------------
Alan H. Goldfield........           --         --           --        925,000           --             --
A.S. Horng...............           --         --           --        517,854           --             --
Dale H. Allardyce(3).....           --         --           --         50,000           --             --
Austin P. Young(3).......           --         --           --         37,500           --             --
Daniel T. Bogar(4).......           --         --           --             --(5)        --             --
Timothy L. Maretti(4)....           --         --           --             --(5)        --             --
Lawrence King............           --         --           --        213,284           --             --

----------------------------
(1) The closing price for the Company's Common Stock as reported by the NASDAQ/National Market System on November 30, 2000 (the last trading day of fiscal 2000) was $1.656. Value is calculated on the basis of the difference between the option exercise price and $1.656 multiplied by the number of shares of Common Stock underlying the option.

(2) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise related.
(3) Each of Messrs. Allardyce and Young joined the Company in November 1999 and received options to acquire 200,000 and 150,000 shares of the Company's Common Stock, respectively.
(4) Each of Messrs. Bogar and Maretti resigned their respective positions with the Company in July 2000.
(5) Pursuant to the 1993 Plan, all options granted to Messrs. Bogar and Maretti expired as of August 20, 2000 and August 5, 2000, respectively, which was the 30th day following the date of their respective resignations.

Compensation of Directors

   During the fiscal year ended November 30, 2000, each director of the Company who was not an officer or other employee of the Company (an "Independent Director") received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting attended. In addition, to the extent that any committee meeting is held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) will be paid. Beginning in January 2000, the Company began paying a per diem fee of $1,500 to each Independent Director for each day such director performs additional services for the Company at the request of the Chief Executive Officer.

   Pursuant to the 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the "Directors' Plan"), each Independent Director automatically receives an option (the "Initial Option") to purchase 7,500 shares of Common Stock upon becoming an Independent Director. Also beginning in fiscal 1998, in addition to the Initial Option, each Independent Director receives an annual grant pursuant to the 1993 Plan of an option (the "Annual Option") to purchase 5,000 shares of Common Stock, which option will be automatically granted on the date of the first full Board of Directors meeting following the end of each fiscal year. The Annual Option will vest with respect to 25% of the shares covered thereby on each anniversary of the date of grant and will expire ten years following the date of grant. The exercise price of all options granted to Independent Directors must be equal to the fair market value of the Company's Common Stock on the date of grant.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

   The Company has entered into employment agreements (collectively, the "Employment Agreements" or individually, an "Employment Agreement") with Mr. Goldfield, Mr. Horng, Mr. Allardyce, Mr. Young and Mr. King (collectively, the "Executives" and individually, an "Executive"), effective December 1, 1994, January 22, 1998, November 12, 1999, November 5, 1999 and February 2, 1998, respectively. The Employment Agreements of Messrs. Goldfield, Horng, Allardyce, Young and King provide for annual base salaries of $850,000, $800,000, $400,000, $350,000 and $240,000, respectively, subject to increase by the Compensation Committee of the Board of Directors. Each of the Employment Agreements also provides that the Executive is eligible to receive an annual bonus.

   The Company is obligated under the Employment Agreements to provide to Messrs. Goldfield, Horng and King (i) life insurance policies with face amounts of $5,000,000, $4,000,000 and $1,200,000, respectively, and (ii) disability insurance policies with annual disability benefits of $640,000, $300,000 and $192,000, respectively, until attainment of age 65. In addition, the Company is obligated to pay or reimburse each Executive for all medical and dental expenses incurred by him or his spouse or dependents. The Company has in place insurance to cover a portion of such expenses. Messrs. Allardyce and Young are eligible to participate in the life, health and disability insurance programs customarily made available to executives of the Company.

   Mr. Goldfield's Employment Agreement expires on the fifth anniversary of the date on which the Board of Directors notifies Mr. Goldfield that it has determined to fix the expiration date of the Employment Agreement. The Employment Agreements of Messrs. Horng, Allardyce, Young and King have terms of five years, four years, four years and three years, respectively. Mr. King continues to serve under his Employment Agreement while Mr. King and the Company negotiate and finalize a new Employment Agreement. All of the Employment Agreements are subject to earlier termination as follows: (i) by the Company (a) due to the disability of the Executive, (b) for "cause" or (c) "without cause"; or (ii) by the Executive (a) upon a material breach by the Company of the Employment Agreement ("Company Breach"), (b) within twelve months of a "change in control" or (c) without "good reason" (i.e., for any reason other than Company Breach). If Mr. Goldfield terminates his employment due to Company Breach or if he is terminated by the Company "without cause," he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus five times the sum of (a) his base salary plus (b) the average of his annual incentive payments for the preceding two years. If any of Messrs. Horng, Allardyce, Young or King terminates his employment due to Company Breach or if any of them is terminated by the Company "without cause," he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the average of his annual incentive payments for the preceding two years (one year for Mr. Horng) divided by 365 and multiplied by (ii) the number of days remaining in the term of his Employment Agreement. In the event of termination of employment after a "change in control," each of the Executives will be entitled to receive an amount equal to $100 less than three times his "annualized includable compensation," which is the maximum payment permitted by the Internal Revenue Code that does not constitute an "excess parachute payment."

   Under the Employment Agreements, a termination will be deemed to be "without cause" if it is for any reason other than due to the disability of the Executive or for "cause." Under the Employment Agreements for Messrs. Goldfield, Horng and King, a termination will generally be considered to be for "cause" if it is due to the Executive's (i) willful gross misconduct, (ii) conviction of a felony,
(iii) gross incompetence, (iv) willful failure to follow the directives of the Board of Directors, or (v) any other material breach of his Employment Agreement that is not cured within sixty (60) days after receipt of written notice from the Company specifying the breach. Under the Employment Agreements for Messrs. Allardyce and Young, a termination will generally be considered to be for "cause," as determined by the Board of Directors in the exercise of good faith, if it is due to the Executive's (i) willful failure to perform his duties, (ii) misconduct that causes or is likely to cause material economic harm to, or material discredit to the reputation of, the Company or its affiliated entities,
(iii) failure to follow the directions of senior management or the Board of Directors of the Company, (iv) conviction or a plea of nolo contendre of a felony involving moral turpitude or the entry of an order by any federal or state regulatory agency prohibiting the Executive from participating in the affairs of the Company, or (v) any other material breach of his Employment Agreement that is not cured within sixty (60) days after receipt of written notice from the Company specifying the breach.

   For purposes of the Employment Agreements, a "change in control" will be deemed to occur upon the occurrence of any of the following: (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (3) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (4) the cessation of control (by virtue of their not constituting a majority of directors) of the Company's Board of Directors by the Continuing Directors (as defined); (5) the acquisition of beneficial ownership of 15% of the voting power of the Company's outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the date of the Employment Agreement or the acquisition of beneficial ownership of an additional 5% of the voting power of the Company's outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the date of the Employment Agreement, in each case subject to certain exceptions; or (6) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7 of the United States Bankruptcy Code. In addition, the Employment Agreements of Messrs. Horng, Allardyce and Young each provide that a "change in control" will be deemed to occur (subject to certain exceptions) upon the execution by the Company and a stockholder of a contract that by its terms grants such stockholder (in its, his or her capacity as a stockholder) or such stockholder's affiliate, including, without limitation, such stockholder's nominee to the Board of Directors (in its, his or her capacity as an affiliate of such stockholder), the right to veto or block decisions or actions of the Board of Directors.

   The Employment Agreements also provide that the Executives will be indemnified by the Company to the fullest extent permitted by law. The rights of Messrs. Goldfield and Horng to indemnification are protected by their respective rights to require the Company to establish and fund a trust for their indemnification after a change in control or a potential change in control. The Employment Agreements of all Executives include non-competition and confidentiality provisions.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

   General. Subject to existing contractual obligations, the Compensation Committee of the Board of Directors is primarily responsible for the Company's executive compensation policies and practices, and administers executive awards under the Company's 1993 Plan and the Amended and Restated Annual Incentive Compensation Plan (the "Incentive Plan"). The Compensation Committee is currently composed of Messrs. J.L. Jackson (Chairman), James L. Johnson and Jere
W. Thompson. Mr. Kesler served on the Compensation Committee from March 1999 until January 21, 2000.

   Compensation Philosophy. The Company's executive compensation philosophy reflects its belief that the compensation of executives (i) should be linked to achievement of the Company's business and strategic goals; (ii) should be aligned with the interests of stockholders through awards of stock options and other stock-based compensation; (iii) should recognize individual contributions, as well as overall business results; and (iv) should have the ultimate result of attracting, motivating and retaining highly-talented executives for the Company. To achieve these objectives, the Company's current compensation program consists of the following elements:

   .  Base salary

   . Annual incentive compensation, the receipt of which is based on (i) the financial performance of the Company and its divisions from year to year and/or (ii) significant individual contributions

   .  Long-term incentive compensation, primarily in the form of stock options

   Chief Executive Officer's Fiscal 2000 Compensation. The structure of Mr. Goldfield's fiscal 2000 compensation was based in large part on the recommendations of an outside consulting firm hired by the Company. In accordance with such recommendations, the Company entered into an employment agreement with Mr. Goldfield, effective December 1, 1994. Such agreement provides for an annual base salary of $850,000 or such greater amount as may be approved by the Compensation Committee. In addition, such agreement provides that Mr. Goldfield is eligible for an annual bonus pursuant to an incentive plan approved by the Compensation Committee. Mr. Goldfield's base salary has not been raised from the $850,000 amount provided for in 1994; however, during fiscal 2000, Mr. Goldfield was eligible to receive a cash bonus under the Incentive Plan of up to 100% of his base salary (the "Maximum Bonus"), subject to achievement by the Company of an earnings threshold specified by the Compensation Committee. The percentage of the Maximum Bonus that Mr. Goldfield was eligible to receive was based on a range of earnings per share targets established by the Compensation Committee. Because the Company did not achieve the specified earnings per share target, Mr. Goldfield did not receive a bonus in fiscal 2000. Thus, a significant percentage of Mr. Goldfield's fiscal 2000 compensation was tied to performance of the Company. The Compensation Committee believes that the structure of Mr. Goldfield's compensation, with its strong emphasis on Company performance, is in the best interests of the Company's stockholders because it more closely aligns the interests of Mr. Goldfield and the Company's stockholders. Mr. Goldfield was awarded a grant of 100,000 options under the 1993 Plan in January 2000.

   In fiscal 1999, the Company commissioned a new compensation survey to review its compensation practices in light of the practices of certain of its competitors and industry peers. The report, delivered in January 2000, confirmed that the range of cash compensation, bonus awards and option grants to executives and managers of the Company are competitive and that the thresholds and performance targets set by management of the Company are generally consistent with those of its peers and competitors.

   Compensation of Other Executive Officers. In the fiscal year ended November 30, 2000, the compensation package received by the other executives of the Company consisted of base salary, stock options and bonus awards. Each element is consistent with the compensation philosophy set forth above, and the determinations of the Compensation Committee regarding the appropriate form and level of executive compensation were based in part on the recommendations of management. Such recommendations reflected each individual's level of responsibility and experience and the assessment by the Compensation Committee of the individual's contribution to the success of the Company's business.

   The Compensation Committee continues to place its emphasis on compensation that would more closely align the executives' interests with the stockholders' interests. Therefore, as with the Chief Executive Officer, a significant percentage of each executive's total compensation opportunity was tied to performance of the Company and individual achievement through bonus eligibility, based on a combination of (i) individual performance and (ii) Company performance, and stock option awards.

   Subject to achievement by the Company of an earnings threshold specified by the Compensation Committee, certain of the Company's executives are eligible to receive incentive bonuses under the Incentive Plan ranging from 33% to 100% of their base salaries. The percentage of the bonus amount awarded is based in part on a range of targets established by the Compensation Committee involving the Company's earnings per share, return on capital employed and operating income generated.

   In granting stock options to the Company's executives, the Compensation Committee, with the input of management, considered each executive's current and future ability to impact achievement of strategic goals and objectives, as well as internal equity within the executive's peer group. The Compensation Committee believes this emphasis on equity compensation is in the best interests of the Company's stockholders because it more closely aligns the interests of the executives and the Company's stockholders for both near and long-term. All options granted during fiscal 2000 to the Company's executives were granted at the fair market value on the date of grant. All of such options vest at a rate of 25% per year, beginning on the first anniversary of the date of grant. See "Executive Compensation--Option Grants During Fiscal 2000." Therefore, an executive will receive full benefits from the option grant only if the Company's stock price appreciates and only if the executive remains with the Company for the full term of vesting.

   Internal Revenue Code Section 162(m). In August 1993, as part of the
Omnibus Budget Reconciliation Act of 1993, Section 162(m) of the Internal Revenue Code (the "Code") was enacted, which section provides for an annual one million dollar limitation (the "Deduction Limitation") on the deduction that an employer may claim for compensation of certain executives. Section 162(m) of the Code provides an exception (the "Performance-Based Compensation Exception") to the Deduction Limitation for certain performance-based compensation, and it is the intent of the Compensation Committee to qualify executive compensation for such exception to the extent necessary, feasible and in the best interests of the Company.

                                              J.L. Jackson
                                              James L. Johnson
                                              Jere W. Thompson

   Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, in whole or in part, the preceding report and the Performance Graph shown hereinafter shall not be incorporated by reference into any such filings.

Comparative Performance Graph

   The following chart compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return on the stocks comprising The Nasdaq Market Value Index (the "Nasdaq Index") and the Electronics Wholesale Index over the period commencing December 1, 1995 and ending November 30, 2000. The comparison assumes $100 was invested on December 1, 1995 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance graph is not necessarily indicative of future price performance.

                     Comparison of Cumulative Total Return
     of CellStar Corporation, Nasdaq Index and Electronics Wholesale Index

                       [PERFORMANCE GRAPH APPEARS HERE]

                          ----------------------------------FISCAL YEAR ENDING----------------------------------
COMPANY/INDEX/MARKET       12/01/1995     11/29/1996     11/28/1997     11/30/1998     11/30/1999    11/30/2000
CellStar Corp                  100.00         44.52         147.78          73.53         110.30         18.92

Electronics Wholesale          100.00        113.67         129.54         106.85         120.29         98.41

NASDAQ Market Index            100.00        124.07         154.11         190.51         312.01        259.11

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 26, 2001, by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) the Named Executive Officers; (iii) each director and nominee for director of the Company; and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                          Amount and Nature
                                                                 of
                                                             Beneficial         Percent
Name of Beneficial Owner or Group                            Ownership         of Class
------------------------------------------------------  --------------------  ---------
Lord, Abbet & Co.(1)..................................    4,651,032(2)            7.7%
Fuller & Thaler Asset Management, Inc.(3)(4)..........    3,656,700(5)(6)         6.1
Alan H. Goldfield(7)..................................   21,001,110(8)           35.0
A.S. Horng(7).........................................    2,887,854(9)            4.8
Dale H. Allardyce(7)..................................       80,000(10)            *
Austin P. Young(7)....................................       45,500(11)            *
James L. Johnson(7)...................................       41,250(12)(13)        *
Terry S. Parker(7)....................................       18,750(12)(13)        *
Dale V. Kesler(7).....................................        9,750(12)(14)        *
J.L. Jackson(7).......................................       18,750(12)(14)        *
Jere W. Thompson(7)...................................       10,950(12)(14)        *
Lawrence King(7)......................................      213,284(15)            *
Current Directors and Executive Officers as a Group...   21,957,198(16)          36.5

--------------------------
*    Less than 1%.

(1) The address for Lord, Abbet & Co. is 90 Hudson Street, Jersey City, New Jersey 07302.
(2) Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 19, 2001, by Lord, Abbet & Co., Lord, Abbet & Co. reported sole voting power and sole dispositive power with respect to all 4,651,032 shares.
(3) The address for Fuller & Thaler Asset Management, Inc., is 411 Borel Avenue, Suite 402, San Mateo, California 94402.
(4) The address for Mr. Russell J. Fuller is 411 Borel Avenue, Suite 402, San Mateo, California 94402.
(5) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2001, by Fuller & Thaler Asset Management, Inc., and Russell J. Fuller, Fuller & Thaler Asset Management, Inc., reported sole voting power with respect to 2,745,700 shares and sole dispositive power with respect to all 3,656,700 shares.
(6) Russell J. Fuller has investment authority over assets held by Fuller & Thaler Asset Management, Inc.
(7)  The address is 1730 Briercroft Court, Carrollton, Texas 75006.
(8) Includes 17,706,110 held jointly with Mr. Goldfield's wife. Also includes 2,370,000 shares that are subject to a revocable (upon 90 days written notice) proxy granted to Mr. Goldfield by Mr. A.S. Horng, which proxy gives Mr. Goldfield the right to vote such shares. Also includes 925,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.

(9) Includes 2,370,000 shares that are subject to a revocable (upon 90 days written notice) proxy to vote such shares held by Alan H. Goldfield. Also includes 517,854 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(10) Includes 50,000 shares subject to options granted under the 1993 Plan, to which options are exercisable within 60 days.
(11) Includes 37,500 shares subject to options granted under the 1993 Plan, to which options are exercisable within 60 days.
(12) Includes 7,500 shares subject to options granted under the Directors' Plan, which options are exercisable within 60 days.
(13) Includes 11,250 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(14) Includes 1,250 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(15) Includes 213,284 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(16) In addition to the ownership of the directors and executive officers listed in the table and more fully described in footnotes 8 through 15 above, includes 1,807,388 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

Related Transactions

   In May 2000, CellStar (Asia) Corporation Limited ("CellStar Asia") loaned $320,503 to Mr. A.S. Horng, Chairman and Chief Executive Officer of CellStar Asia, at an interest rate of 6%. CellStar Asia made the loan to Mr. Horng to assist with the payment of taxes. Mr. Horng paid the loan in September 2000.

   In connection with its initial public offering in December 1993, the Company bought from Mr. Goldfield, its Chief Executive Officer, a jet aircraft at book value and agreed that he would have the right to buy the aircraft back at its then current book value if the Company decided to sell it. In January 2001, the Company sold the aircraft to Mr. Goldfield for its book value, which was $2,236,718.

Signature

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CELLSTAR CORPORATION

March 30, 2001                             By:  /s/ Austin P. Young
                                                ----------------------------
                                                Austin P. Young
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer