Form 10-Q
period 2001-02-28
CELLSTAR CORP
filed 2001-04-12
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2001
                                      or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For  the transition period from___________to____________

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X  No ____
                                   -----


     On April 9, 2001, there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q

                                                                         Page
PART I - FINANCIAL INFORMATION                                           Number
------   ---------------------                                           ------

Item 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS (unaudited)
           February 28, 2001 and November 30, 2000                          3

           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
           Three months ended February 28, 2001 and February 29, 2000       4

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           AND COMPREHENSIVE INCOME (unaudited)
           Three months ended February 28, 2001                             5

           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
           Three months ended February 28, 2001 and February 29, 2000       6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)           7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             10

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                               15

PART II - OTHER INFORMATION
---------------------------

Item 1.    LEGAL PROCEEDINGS                                               16

Item 2.    CHANGES IN SECURITIES                                           17

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                 17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

Item 5.    OTHER INFORMATION                                               17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                18

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                   (Amounts in thousands, except share data)

                                                                                                   February 28,         November 30,
                                                                                                       2001                2000
                                                                                                   -----------          -----------

                                                              Assets
                                                              ------
Current Assets:
           Cash and cash equivalents                                                                 $ 53,718              77,023
           Restricted cash                                                                             41,757              42,622
           Accounts receivable (less allowance for doubtful accounts of
                      $61,567 and $75,810, respectively)                                              249,462             345,996
           Inventories                                                                                202,401             265,644
           Deferred income tax assets                                                                  31,389              30,866
           Prepaid expenses                                                                            20,374              25,470
                                                                                                     --------           ---------
                      Total current assets                                                            599,101             787,621

Property and equipment, net                                                                            19,516              22,015
Goodwill (less accumulated amortization of $6,398 and $17,408, respectively)                           23,362              23,532
Deferred income tax assets                                                                             14,489              14,489
Other assets                                                                                            9,493               9,172
                                                                                                     --------           ---------
                                                                                                     $665,961             856,829
                                                                                                     ========           =========

                                               Liabilities and Stockholders' Equity
                                               ------------------------------------
Current liabilities:
           Accounts payable                                                                          $192,916             355,463
           Notes payable                                                                               99,410             129,970
           Accrued expenses                                                                            24,483              22,744
           Income taxes payable                                                                         1,954               2,948
           Deferred income tax liabilities                                                              4,849               6,573
                                                                                                     --------           ---------
                      Total current liabilities                                                       323,612             517,698
Long-term debt                                                                                        150,000             150,000
                                                                                                     --------           ---------
                      Total liabilities                                                               473,612             667,698
                                                                                                     --------           ---------
Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares authorized;
                      none issued                                                                           -                   -
           Common stock, $.01 par value, 200,000,000 shares authorized;
                      60,142,221 shares issued and outstanding                                            602                 602
           Additional paid-in capital                                                                  81,298              81,298
           Accumulated other comprehensive loss - foreign currency
                      translation adjustments                                                         (11,835)            (10,861)
           Retained earnings                                                                          122,284             118,092
                                                                                                     --------           ---------
                      Total stockholders' equity                                                      192,349             189,131
                                                                                                     --------           ---------
                                                                                                     $665,961             856,829
                                                                                                     ========           =========

     See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
           Three months ended February 28, 2001 and February 29, 2000
                                  (Unaudited)
                 (Amounts in thousands, except per share data)


                                                                                           2001               2000
                                                                                        ---------            -------
Revenues                                                                                $ 645,158            589,859

Cost of sales                                                                             608,365            541,576
                                                                                        ---------            -------

       Gross profit                                                                        36,793             48,283

Selling, general and
       administrative expenses                                                             28,934             32,239
Restructuring charge (credit)                                                                   -               (157)
                                                                                        ---------            -------

       Operating income                                                                     7,859             16,201
                                                                                        ---------            -------
Other income (expense):
       Equity in income (loss) of
             affiliated companies, net                                                       (700)                85
       Gain on sale of assets                                                                 933                  -
       Interest expense                                                                    (5,089)            (4,071)
       Other, net                                                                           2,740                214
                                                                                        ---------            -------
              Total other income (expense)                                                 (2,116)            (3,772)
                                                                                        ---------            -------

       Income before income taxes                                                           5,743             12,429

Provision for income taxes                                                                  1,551              2,983
                                                                                        ---------            -------

       Net income                                                                       $   4,192              9,446
                                                                                        =========            =======
Net income per share:
        Basic                                                                               $0.07               0.16
                                                                                        =========            =======
        Diluted                                                                             $0.07               0.16
                                                                                        =========            =======



    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
                      Three months ended February 28, 2001
                                  (Unaudited)
                                 (In thousands)




                                                                                         Accumulated
                                                                       Additional     other comprehensive    Retained
                                                   Common Stock     paid-in capital          loss            earnings    Total
                                                 ----------------   ---------------   -------------------    --------    -----
                                                 Shares    Amount
                                                 ------    ------

Balance at November 30, 2000                     60,142     $ 602         81,298             (10,861)         118,092    189,131

  Comprehensive income:
        Net income                                              -              -                   -            4,192      4,192
        Foreign currency translation adjustment                 -              -                (974)               -       (974)
                                                                                                                         -------
                Total comprehensive income                                                                                 3,218
                                                 ------     -----         ------            --------          -------    -------
Balance at February 28, 2001                     60,142     $ 602         81,298             (11,835)         122,284    192,349
                                                 ======     =====         ======            ========          =======    =======



    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
          Three months ended February 28, 2001 and February 29, 2000
                                  (Unaudited)
                                (In thousands)


                                                                                                  2001             2000
                                                                                               ----------       ----------
Cash flows from operating activities:
  Net income                                                                                   $    4,192            9,446
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                                  2,871            2,908
     Equity in loss (income) of affiliated companies, net                                             700              (85)
     Gain on sale of assets                                                                          (933)               -
     Deferred income taxes                                                                         (2,247)           1,503
     Changes in operating assets and liabilities
      net of effects of disposition of business:
        Accounts receivable                                                                        93,152            4,664
        Inventories                                                                                62,014          (59,654)
        Prepaid expenses                                                                            4,024           (1,660)
        Other assets                                                                                 (861)            (753)
        Accounts payable                                                                         (157,826)           2,496
        Accrued expenses                                                                            2,472              676
        Income taxes payable                                                                         (994)             566
                                                                                               ----------       ----------
           Net cash provided by (used in) operating activities                                      6,564          (39,893)
                                                                                               ----------       ----------
Cash flows from investing activities:
  Proceeds from sale of assets                                                                      2,237                -
  Change in restricted cash                                                                           865             (213)
  Purchases of property and equipment                                                              (1,676)          (1,734)
  Acquisition of business, net of cash acquired                                                         -              (40)
  Purchase of investment                                                                                -           (4,144)
  Investment in joint venture                                                                        (735)               -
                                                                                               ----------       ----------
           Net cash provided by (used in) investing activities                                        691           (6,131)
                                                                                               ----------       ----------
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable                                                    (30,560)          47,147
  Net proceeds from issuance of common stock                                                            -              279
                                                                                               ----------       ----------
           Net cash provided by (used in) financing activities                                    (30,560)          47,426
                                                                                               ----------       ----------

Net increase (decrease) in cash and cash equivalents                                              (23,305)           1,402
Cash and cash equivalents at beginning of period                                                   77,023           70,498
                                                                                               ----------       ----------
Cash and cash equivalents at end of period                                                     $   53,718           71,900
                                                                                               ==========       ==========


     See accompanying notes to unaudited consolidated financial statements

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

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

     Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

(2)  Net Income Per Share

     Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options and convertible notes.

     A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended February 28, 2001, and February 29, 2000, follows (in thousands, except per share data):

                                                                 2001             2000
                                                              ---------        ---------
Basic:
Net income                                                    $   4,192            9,446
                                                              =========        =========
Weighted average number of shares outstanding                    60,142           60,104
                                                              =========        =========
      Net income per share                                    $    0.07             0.16
                                                              =========        =========
Diluted:
Net income                                                    $   4,192            9,446
Interest on convertible notes, net of tax effect                      -                -
                                                              ---------        ---------
     Adjusted net income                                      $   4,192            9,446
                                                              =========        =========

Weighted average number of shares outstanding                    60,142           60,104
Effect of dilutive securities:
     Stock options                                                    4              555
     Convertible notes                                                -                -
                                                              ---------        ---------
Weighted average number of shares outstanding including
       effect of dilutive securities                             60,146           60,659
                                                              =========        =========

      Net income per share                                      $  0.07             0.16
                                                                =======          =======

     Options outstanding at February 28, 2001 and February 29, 2000, to purchase
     5.2 million and 2.0 million shares, respectively, of common stock were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive. The subordinated convertible notes were not dilutive for the three month periods ended February 28, 200l and February 29, 2000.

(3)  Segment and Related Information

     The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, North America, Latin America, which includes Mexico and the Company's Miami, Florida, operations ("Miami"), and Europe. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export customers. The Corporate segment includes headquarter operations, primarily general and administrative costs, and income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

     Segment asset information at February 28, 2001, and November 30, 2000, follows (in thousands):

                                                    Asia-         North
                                                   Pacific       America      Latin America     Europe     Corporate      Total
                                                  ---------     ---------     -------------     ------     ---------     -------
     Total assets

     February 28, 2001                            $ 262,908       121,185        190,718        58,931       32,219      665,961
     November 30, 2000                              289,677       170,532        256,907        56,824       82,889      856,829

     Segment operations information for the three months ended February 28, 2001, and February 29, 2000, follows (in thousands):


                                                    Asia-         North
                                                   Pacific       America      Latin America     Europe     Corporate      Total
                                                  ---------     ---------     -------------     ------     ---------     -------
     Three months ended
       February 28, 2001:
          Revenues from external customers        $ 298,522       146,522        139,068        61,046            -      645,158
               Income (loss) before
                     interest and income taxes        4,472         4,278          3,189           121       (2,738)       9,322
     Three months ended
       February 29, 2000:
          Revenues from external customers          241,918        77,457        155,206       115,278            -      589,859
               Income (loss) before
                     interest and income taxes       11,722           845          5,023         2,694       (4,665)      15,619


                                                                                                                2001          2000
                                                                                                               -------       ------
     Income before interest and income taxes per segment information.......................................    $ 9,322       15,619
     Interest expense per the consolidated statements of operations........................................     (5,089)      (4,071)
     Interest income included in other, net in the consolidated statements of operations...................      1,510          881
                                                                                                               -------       ------
     Income before income taxes per the consolidated statements of operations..............................    $ 5,743       12,429
                                                                                                               =======       ======

(4)  Notes Payable

     Notes payable consisted of the following at February 28, 2001 and November 30, 2000 (in thousands):

                                                                          2001             2000
                                                                       ----------       ----------
     Multicurrency revolving credit facility                           $   50,335           82,700
     People's Republic of China ("PRC") credit facilities                  38,505           44,428
     Taiwan note payable                                                    7,728                -
     Peru note payable                                                      2,842            2,842
                                                                       ----------        ---------
                                                                       $   99,410          129,970
                                                                       ==========        =========

     As of January 30, 2001, the Company had negotiated an amendment to its Multicurrency Revolving Credit Facility, (the"Facility") that reduced the amount of the Facility from $100.0 million to $86.4 million.

     On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement that further reduces the amount of the Facility to $85.0 million on February 27, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further (i) increases the applicable interest rate margin by 25 basis points, (ii) shortens the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provides additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limits the borrowing base, and (vi) tightens restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

     At March 31, 2001 the Company had available $5.7 million of unused borrowing capacity under the Facility.

     At February 28, 2001, the Company's operations in the PRC had two lines of credit, one for USD $12.5 million and the second for RMB 215 million (approximately USD $26.0 million), bearing interest at 7.16% and 5.85%, respectively. The loans have maturity dates through August 2001. The two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At February 28, 2001, the U.S. dollar equivalent of $38.5 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at February 28, 2001 reflects USD $41.8 million in cash that is restricted as collateral on these advances and a corresponding USD $38.5 million in notes payable.

     The note payable in Taiwan matures December 2001 and bears interest at 6.93%.

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

(5)  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), amended by Statement 138 issued in June 2000. Effective December 1, 2000, the Company adopted Statement 133. Given the Company's current derivative activities, the adoption of Statement 133 did not have a material effect on the Company's consolidated financial position and results of operations.

     The Company uses various derivative financial instruments as part of an overall strategy to manage the Company's exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company has not entered into any interest rate agreements at February 28, 2001.

     The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. The forward contracts establish the exchange rates at which the Company purchases or sells the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The Company recognized $1.0 million in net transaction gains during the quarter ended February 28, 2001 related to forward contracts.

     At February 28, 2001, the Company had Euro and Swedish Krona forward contracts with a contractual amount of $3.2 million. The carrying amount and fair value of these contracts are not significant. These derivatives are not accounted for as hedges under Statement 133.

     The Company does not hold or issue derivative financial instruments for trading purposes.

(6)  Contingencies

     Refer to Part II, Item 1, "Legal Proceedings".

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          The Company reported net income of $4.2 million, or $0.07 per diluted share, for the first quarter of 2001, compared with net income of $9.4 million, or $0.16 per diluted share, for the same quarter last year. First quarter revenues for the period ended February 28, 2001, were $645.2 million, an increase of 9.4% when compared to $589.9 million for the same period of 2000.

          Gross margin was 5.7% of revenues compared to 8.2% of revenues for the first quarter of 2000 primarily due to competitive market conditions. Selling, general and administrative expenses for the first quarter were $28.9 million compared to $32.2 million in 2000. The decline is primarily attributable to the sale of the Company's Brazil and Venezuela operations in August 2000 and December 2000, respectively. Selling, general and administrative expenses declined to 4.5% of revenues from 5.5% in the first quarter of 2000.


     Cautionary Statements

          The Company's success will depend upon, among other things, its ability to maintain its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and comply with covenants, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

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

     Special Cautionary Notice Regarding Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in the Quarterly Report, the words "estimates", "may", "intends", "expected", "anticipates", "could", "should", "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales, and inflation could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

     Results of Operations

          The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2001, and February 29, 2000:

                                                                          2001                2000
                                                                     ---------            --------
     Revenues                                                            100.0%              100.0
     Cost of Sales                                                        94.3                91.8
                                                                     ---------            --------
          Gross profit                                                     5.7                 8.2
     Selling, general and administrative expenses                          4.5                 5.5
     Restructuring charge (credit)                                           -                   -
                                                                     ---------            --------
          Operating income                                                 1.2                 2.7
     Other income (expense):
          Equity in income (loss) of
               affiliated companies                                       (0.1)                  -
          Gain on sale of assets                                           0.1                   -
          Interest expense                                                (0.8)               (0.6)
          Other, net                                                       0.5                   -
                                                                     ---------            --------
               Total other income (expense)                               (0.3)               (0.6)
                                                                     ---------            --------
          Income before income taxes                                       0.9                 2.1
     Provision for income taxes                                            0.2                 0.5
                                                                     ---------            --------
          Net income                                                       0.7%                1.6
                                                                     =========            ========

     Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

          Revenues. The Company's revenues increased $55.3 million, or 9.4%, from $589.9 million to $645.2 million.

          Revenues in the Asia-Pacific Region increased $56.6 million, or 23.4%, from $241.9 million to $298.5 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $254.3 million in revenues, an increase of $86.3 million, or 51.4%, from $168.0 million. Demand continued to increase in the PRC due to the build-up of extensive sales channels. Revenues from Taiwan operations decreased $39.3 million to $14.3 million from $53.6 million in the first quarter of 2000. Taiwan operations continue to be affected by economic and political uncertainty. Revenues from the Company's operations in Singapore and The Philippines increased $9.6 million, or 47.1%. This increase was primarily due to increased demand in Singapore as a result of third party subsidies.

     North American Region revenues were $146.5 million, an increase of $69.0 million, or 89.0%, when compared to $77.5 million in 2000. U.S. revenues continued to benefit from strong promotional activity by several customers, as well as from the addition of new customers and expanded markets. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees, which will reduce revenue potential for the 2001 fiscal year by approximately $100 million. The conversion to consignment is expected to have minimal impact on net income, but will reduce inventory risk and the need for working capital.

     The Company's operations in the Latin America Region provided $139.1 million of revenues, compared to $155.2 million in 2000, a 10.4% decrease. Revenues in Mexico, the region's largest revenue contributor, were $76.1 million compared to $82.8 million in 2000, which benefited from strong carrier promotions. The Company sold its 51% interest in its Brazil joint venture in August 2000. Revenues for Brazil were $13.2 million in last year's first quarter. Revenues from the Venezuela operations declined $16.3 million from $17.5 million to $1.2 million. The Company sold its Venezuela operations for a gain of $1.1 million in December 2000. Revenues from the Company's Miami export operations were $10.6 million compared to $21.6 million in the first quarter a year ago, reflecting the Company's decision last year to phase out a major portion of its redistributor channel and the increased availability of in-country manufactured products in South America, which has reduced sales to exporters by Miami. As a result, the Company intends to restructure the Miami operation this fiscal year. Combined revenues from CellStar's Argentina, Chile, Colombia and Peru operations were up 154.2% to $51.1 million from $20.1 million in 2000 as a result of significant promotional activity during the quarter by a major carrier in Colombia.

     The Company's European Region operations recorded revenues of $61.0 million, a decrease of $54.3 million, or 47.1%, from $115.3 million in 2000. This decrease is primarily due to the Company's decision in the second quarter of 2000 to curtail its U.K.-based international trading operations. Sweden and The Netherlands had revenues of $25.4 million and $8.9 million, respectively, compared to $25.8 million and $8.8 million, respectively, in 2000.

     Gross Profit. Gross profit decreased $11.5 million, or 23.8%, from $48.3 million to $36.8 million, and gross profit as a percentage of revenues decreased from 8.2% in 2000 to 5.7% in 2001. The decrease in gross profit was due to decreases in Latin America, Asia-Pacific and Europe. The decline in Latin America is primarily due to Mexico, which experienced strong carrier promotions in 2000 and due to the sale of the Company's operations in Brazil and Venezuela in August 2000 and December 2000, respectively. The decline in Asia-Pacific is primarily due to Taiwan where the operation continues to be affected by economic and political uncertainty. The decline in the European Region was primarily due to lower revenues as a result of the curtailment of the U.K. based international trading operations. The declines in Latin America, Asia-Pacific and Europe were partially offset by an increase in North America where revenues increased substantially in 2001 compared to 2000. The decline in gross profit as a percent of revenues was primarily due to competitive market conditions, particularly in the Asia-Pacific Region.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.3 million, or 10.2%, from $32.2 million to $28.9 million. This decrease was principally due to the sale of Brazil and Venezuela operations in August 2000 and December 2000, respectively. Overall selling, general and administrative expenses as a percentage of revenues decreased to 4.5% from 5.5%.

     Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies decreased $0.8 million to a loss of $0.7 million due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to liquidate its ownership in CellStar Amtel in the second quarter of 2001 to limit further exposure. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1 million.

     Gain on Sale of Assets. The Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000.

     Interest Expense. Interest expense increased to $5.1 million from $4.1 million primarily as a result of higher borrowing levels on the Company's Multicurrency Revolving Credit Facility. This increase was partially offset by a decrease in interest expense related to the Brazil operation, which was sold in August 2000.

     Other, Net. Other, net increased $2.5 million, from income of $0.2 million to income of $2.7 million, primarily due to gains on foreign currencies related to European operations and increased interest income.

     Income Taxes. Income tax expense decreased $1.4 million from $3.0 million to $1.6 million. The decrease in income tax expense was primarily attributable to a $6.7 million decrease in income before income taxes, partially offset by an increase in the Company's effective tax rate to 27.0% from 24.0% The higher effective tax rate was attributable to changes in the expected geographical mix of income before income taxes.

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

     During the third quarter ended August 31, 2000, the Company decided, based on the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations and recorded a gain of $1.1 million.

     The Company's sales from its Miami operations to customers exporting into South American countries continue to decline as a result of increased in-country manufactured product availability in South America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributor business in Miami. Revenues for the quarter ended February 28, 2001 were $10.6 million. As a result, the Company intends to restructure the Miami operation during fiscal 2001.

     As a result of the continuing deterioration in the Malaysia market, the Company intends to limit further exposure by divesting, in the second quarter of 2001, its 49% ownership in CellStar Amtel. The carrying value of the investment at February 28, 2001 was $35 thousand. During the quarter ended February 28, 2001, the Company incurred a $0.7 million loss related to the operations of CellStar Amtel. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1 million.

     In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operation for the first quarter of 2001 compared to 2000.


Liquidity and Capital Resources

     During the quarter ended February 28, 2001, the Company relied primarily on cash available at November 30, 2000, funds generated from operations and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At February 28, 2001, the Company had borrowed $50.3 million under the Facility.

     As of January 30, 2001, the Company had negotiated an amendment to its Facility that reduced the amount of the Facility from $100.0 million to $86.4 million.

     On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement that further reduces the amount of the Facility to $85.0 million on February 27, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further (i) increases the applicable interest rate margin by 25 basis points, (ii) shortens the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provides additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limits the borrowing base, and (vi) tightens restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

     At March 31, 2001 the Company had available $5.7 million of unused borrowing capacity under the facility.

     At February 28, 2001, the Company's operations in the PRC had two lines of credit, one for USD $12.5 million and the second for RMB 215 million (approximately USD $26.0 million), bearing interest at 7.16% and 5.85%, respectively. The loans have maturity dates through August 2001. The first two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At February 28, 2001, the U.S. dollar equivalent of $38.5 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at February 28, 2001 reflects USD $41.8 million in cash that is restricted as collateral on these advances and a corresponding USD $38.5 million in notes payable.

     In addition, the Company has notes payable in Taiwan and Peru totaling $10.6 million.

     Cash, cash equivalents, and restricted cash for the first quarter were $95.5 million, compared to $119.6 million at November 30 2000, primarily reflecting the use of the cash to reduce the Facility on February 27, 2001 in conjunction with the amendment.

     Compared to November 30, 2000, accounts receivable decreased from $346.0 million to $249.5 million. Inventories declined to $202.4 million, from $265.6 million at November 30, 2000. Accounts payable declined to $192.9 million, compared to $355.5 million at November 30, 2000. The reduction in accounts receivable and inventory was primarily due to 1) lower sales volume in the first quarter of 2001 compared to the fourth quarter of 2000; 2) large transactions in late fiscal 2000 which increased receivables and inventory; and 3) aggressive efforts by the Company to reduce accounts receivable and inventories. The decline in accounts payable corresponded to the decline in accounts receivable and inventory.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

     For the quarter ended February 28, 2001, and February 29, 2000, the Company recorded in other income (expense), net foreign currency gains and (losses) of $1.1 million and ($0.7) million, respectively. These gains and losses were primarily due to the Company's European operations.

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

     At February 28, 2001, the Company had Euro and Swedish Krona forward contracts with a contractual amount of $3.2 million. The carrying amount and fair value of these contracts are not significant. These derivatives are not accounted for as hedges under Statement 133.

Interest Rate Risk

     The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the quarter ended February 28, 2001, the interest rates of borrowings under the Facility ranged from 8.3% to 10.0%. As a result of the February 27, 2001 amendment to the Facility, interest rates will increase by 25 basis points. A one percent change in variable interest rates will not have a material impact on the Company. The Company manages its borrowings under the Facility each business day to minimize interest expenses.

     The Company has short-terms borrowings in the PRC as discussed in Liquidity and Capital Resources. The note payable in Taiwan bears interest at 6.93% and the note payable in Peru does not bear interest.

     The Company's $150.0 million in long-term debt has a fixed coupon interest rate of 5.0% and is due in October 2002.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

During the period from May 1999 through July 1999, seven purported class action lawsuits were filed in the United States District Court for the Southern District of Florida, Miami Division, styled as follows: (1) Elfie Echavarri v. CellStar Corporation, Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins;
(2) Mark Krug v. CellStar Corporation, , Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (3) Jewell Wright v. CellStar Corporation, , Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (4) Theodore Weiss v. CellStar Corporation, , Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; (5) Tony LaBella v. CellStar Corporation, , Alan H. Goldfield, Richard M. Gozia and Mark
Q. Huggins; (6) Thomas F. Petrone v. CellStar Corporation, , Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins; and (7) Adele Brody v. CellStar Corporation, , Alan H. Goldfield, Richard M. Gozia and Mark Q. Huggins. Each of the above lawsuits sought certification as a class action to represent those persons who purchased the publicly traded securities of the Company during the period from March 19, 1998, to September 21, 1998. Each of these lawsuits alleges that the Company issued a series of materially false and misleading statements concerning the Company's results of operations and investment in Topp Telecom, Inc. ("Topp"), resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder.

     The Court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. On November 8, 1999, the lead plaintiffs filed a consolidated complaint. The Company filed a Motion to Dismiss the consolidated complaint and the Court granted that motion on August 3, 2000. The plaintiffs filed a Second Amended and Consolidated Complaint on September 1, 2000, essentially re-alleging the violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Company filed a Motion to Dismiss plaintiffs' Second Amended and Consolidated Complaint on November 2, 2000, but the Court has not yet rendered a decision. The Company believes that is has fully complied with all applicable securities laws and regulations and that it has meritorious defenses to the allegations made in the Second Amended and Consolidated Complaint. The Company intends to vigorously defend the consolidated action if its Motion to Dismiss is denied.

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

          None.

Item 5. Other Information

          None.

     Item 6. Exhibits and Reports on Form 8-K

     (A)      Exhibits.

      3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporations"). (1)

      3.2     Certificate of Amendment to Certificate of Incorporation. (7)

      3.3     Amended and Restated Bylaws of CellStar Corporation. (3)

      4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, and 3.3 are incorporated into this item by reference. (1)(7)(3)

      4.2     Specimen Common Stock Certificate of CellStar Corporation. (2)

      4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement"). (4)

      4.4     First Amendment to Rights Agreement, dated as of June 18, 1997.
              (5)

      4.5 Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designations"). (4)

      4.6     Form of Rights Certificate. (4)

      4.7     Certificate of Correction of Certificate of Designations. (5)

      4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

     10.1 Second Amended and Restated Credit Agreement, dated February 27, 2001, by and among CellStar Corporation, the Financial Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (8)

     10.2     Form of Revolving Credit Promissory Note. (8)

     10.3 Amendment, Ratification and Confirmation, dated as of February 27, 2001, by and between CellStar Corporation and The Chase Manhattan Bank, as Agent for Financial Institutions Signatory to the Second Amended and Restated Credit Agreement. (8)

     10.4 Deed of Trust, dated February 27, 2001, granted by CellStar, Ltd. to David L. Mendez, Trustee. (8)

     10.5 First Amendment to Second Amended and Restated Credit Agreement and Post Closing Matters Agreement, dated as of March 15, 2001, by and among CellStar Corporation and the Financial Institutions Signatory Thereto. (8)

________________________________

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

     (5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No.1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

     (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.

     (7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

     (8)      Filed herewith.

     (B)      Reports on Form 8-K

              None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CELLSTAR CORPORATION


                             /s/ Austin P. Young
                            ----------------------------------------------------
                            By: Austin P. Young
                                Senior Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial Officer)


                             /s/  Raymond L. Durham
                            ----------------------------------------------------
                            By: Raymond L. Durham
                                Vice President, Corporate Controller
                                (Principal Accounting Officer)


                            Date: April 11, 2001

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                                Description
-------      --------------------------------------------------------------

 3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporations"). (1)

 3.2     Certificate of Amendment to Certificate of Incorporation. (7)

 3.3     Amended and Restated Bylaws of CellStar Corporation. (3)

 4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, and 3.3 are incorporated into this item by reference. (1)(7)(3)

 4.2     Specimen Common Stock Certificate of CellStar Corporation. (2)

 4.3 Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent ("Rights Agreement"). (4)

 4.4     First Amendment to Rights Agreement, dated as of June 18, 1997. (5)

 4.5 Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of
         Designations"). (4 )

 4.6     Form of Rights Certificate. (4)

 4.7     Certificate of Correction of Certificate of Designations. (5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Second Amended and Restated Credit Agreement, dated February 27, 2001, by and among CellStar Corporation, the Financial Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (8)

10.2     Form of Revolving Credit Promissory Note. (8)

10.3 Amendment, Ratification and Confirmation, dated as of February 27, 2001, by and between CellStar Corporation and The Chase Manhattan Bank, as Agent for Financial Institutions Signatory to the Second Amended and Restated Credit Agreement. (8)

10.4 Deed of Trust, dated February 27, 2001, granted by CellStar, Ltd. to David L. Mendez, Trustee. (8)

10.5 First Amendment to Second Amended and Restated Credit Agreement and Post Closing Matters Agreement, dated as of March 15, 2001, by and among CellStar Corporation and the Financial Institutions Signatory Thereto. (8)

___________________________________

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

(5) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A, Amendment No.1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 8, 1997 filed October 24, 1997, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(8)      Filed herewith.