Form 10-Q/A
period 2000-05-31
CELLSTAR CORP
filed 2001-07-06
CIK 913590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                         Commission File Number 0-22972

                              CELLSTAR CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                       75-2479727
         --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

    1730 Briercroft Court                                75006
      Carrollton, Texas                                  -----
      -----------------                                (Zip Code)
    (Address of principal
      executive offices)

                              (972) 466-5000

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

                              CELLSTAR CORPORATION
                               Introductory Note

     CellStar Corporation (the "Company" or "CellStar") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for the second quarter ended May 31, 2000 filed with the Securities and Exchange Commission on July 17, 2000. This Form 10-Q/A is being filed to include restated financial information and disclosures related to the Company's accounting restatement announced on June 28, 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1 and 2 below.

                              INDEX TO FORM 10-Q/A

                                                                 Page
PART I - FINANCIAL INFORMATION                                   Number
------------------------------                                   ------
Item 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS (unaudited)
           May 31, 2000 and November 30, 1999                       3

           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
           Three and six months ended May 31, 2000 and 1999         4

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
           COMPREHENSIVE LOSS (unaudited)                           5
           Six months ended May 31, 2000

           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
           Six months ended May 31, 2000 and 1999                   6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)   7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     11

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                       16

PART II    - OTHER INFORMATION
---------  -------------------

Item 1.    LEGAL PROCEEDINGS                                       17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                        17


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)



                                                         May 31,      November 30,
                                                           2000          1999
                                                       ------------   ------------
                                                        As restated
                                                         (note 2)
Assets

Current assets:
 Cash and cash equivalents                               $ 79,684        95,498
 Accounts receivable (less allowance for doubtful
  accounts of $56,968 and $33,152, respectively)          302,613       306,235
 Inventories                                              275,566       189,866
 Deferred income tax assets                                28,565        15,127
 Prepaid expenses                                          26,759        32,029
                                                         --------       -------

  Total current assets                                    713,187       638,755

Property and equipment, net                                25,320        27,481
Goodwill (less accumulated amortization of $11,385
 and $10,483, respectively)                                31,222        32,584
Other assets                                               12,631         7,618
                                                         --------       -------

                                                         $782,360       706,438
                                                         ========       =======

Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable                                     $289,996       212,999
    Notes payable to financial institutions                97,486        50,609
    Accrued expenses                                       25,502        24,864
    Income taxes payable                                    1,781         8,646
    Deferred income tax liabilities                         1,453         8,796
                                                         --------       -------

       Total current liabilities                          416,218       305,914

Long-term debt                                            150,000       150,000
                                                         --------       -------

       Total liabilities                                  566,218       455,914

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; none issued                                  -             -
    Common stock, $.01 par value, 200,000,000 shares
       authorized; 60,142,221 and 60,057,096 shares
       issued and outstanding, respectively                   602           601
    Additional paid-in capital                             81,298        80,929
    Accumulated other comprehensive loss - foreign
        currency translation adjustments                  (10,283)       (8,509)
    Retained earnings                                     144,525       177,503
                                                         --------       -------

       Total stockholders' equity                         216,142       250,524
                                                         --------       -------

                                                         $782,360       706,438
                                                         ========       =======

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                               Three months                 Six months
                                               ended May 31,               ended May 31,
                                            -------------------       -----------------------
                                               2000      1999            2000          1999
                                             --------   -------       ---------     ---------
                                            As restated              As restated
                                             (note 2)                  (note 2)
Revenues                                     $561,370   570,325       1,151,229     1,085,673

Cost of sales                                 558,233   521,267       1,099,809       992,976
                                             --------   -------       ---------     ---------

   Gross profit                                 3,137    49,058          51,420        92,697

Selling, general and
   administrative expenses                     58,059    28,304          90,298        53,922
Restructuring charge                                -     2,868            (157)        2,868
                                             --------   -------       ---------     ---------

   Operating income (loss)                    (54,922)   17,886         (38,721)       35,907

Other income (expense):
   Equity in income (loss) of
    affiliated companies                         (466)      100            (381)        6,123
   Gain on sale of assets                           -     6,047               -         8,247
   Interest expense                            (4,702)   (5,396)         (8,773)      (10,077)
   Other, net                                     182      (716)            396        (2,303)
                                             --------   -------       ---------     ---------

    Total other income (expense)               (4,986)       35          (8,758)        1,990
                                             --------   -------       ---------     ---------

   Income (loss) before income taxes          (59,908)   17,921         (47,479)       37,897

Provision (benefit) for income taxes          (17,484)    3,952         (14,501)        8,337
                                             --------   -------       ---------     ---------

   Net income (loss)                         $(42,424)   13,969         (32,978)       29,560
                                             ========   =======       =========     =========

Net income (loss) per share:
    Basic                                      $(0.71)     0.23           (0.55)         0.50
                                             ========   =======       =========     =========
    Diluted                                    $(0.71)     0.23           (0.55)         0.48
                                             ========   =======       =========     =========

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                         Six months ended May 31, 2000
                                  (Unaudited)
                                 (In thousands)

                                                                             Accumulated
                                                                Additional      other
                                                 Common Stock    paid-in    comprehensive   Retained
                                                Shares  Amount   capital        loss        earnings   Total
                                                ------  ------  ----------  -------------   --------   -------
Balance at November 30, 1999                    60,057    $601      80,929         (8,509)   177,503   250,524
  Comprehensive loss:
     Net loss -- as restated (note 2)                -       -           -              -    (32,978)  (32,978)
     Foreign currency translation
       adjustment                                    -       -           -         (1,774)         -    (1,774)
                                                                                                       -------
          Total comprehensive
            loss                                                                                       (34,752)
  Common stock issued under
    stock option plans                              85       1         369              -          -       370
                                                ------  ------  ----------        -------    -------   -------
Balance at May 31, 2000 -- as restated (note 2) 60,142    $602      81,298        (10,283)   144,525   216,142
                                                ======  ======  ==========        ========   =======   =======


    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                     Six months ended May 31, 2000 and 1999
                                  (Unaudited)
                                 (In thousands)

                                                                              2000       1999
                                                                            --------   --------
                                                                          As restated
                                                                           (note 2)

Cash flows from operating activities:
   Net income (loss)                                                        $(32,978)    29,560
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                         6,394      5,862
         Equity in (income) loss of affiliated companies, net                    381     (6,123)
         Gain on sale of assets                                                    -     (8,247)
         Deferred income taxes                                               (20,781)    (2,770)
         Changes in operating assets and liabilities
           net of effects from acquisitions of businesses:
              Accounts receivable                                              2,351     72,066
              Inventories                                                    (85,700)    87,206
              Prepaid expenses                                                 5,270     (5,059)
              Other assets                                                    (5,962)      (896)
              Accounts payable                                                76,997   (145,900)
              Accrued expenses                                                   638    (21,665)
              Income taxes payable                                            (6,865)    (1,674)
                                                                            --------   --------

                  Net cash provided by (used in) operating activities        (60,255)     2,360

Cash flows from investing activities:
   Proceeds from sale of assets                                                    -     14,148
   Purchases of property and equipment                                        (2,722)    (4,402)
   Acquisitions of businesses, net of cash acquired                              (84)         -
                                                                            --------   --------
                  Net cash provided by (used in) investing activities         (2,806)     9,746

Cash flows from financing activities:
   Net borrowings on notes payable to financial institutions                  46,877      5,624
   Net proceeds from issuance of common stock                                    370        600
                                                                            --------   --------

                  Net cash provided by financing activities                   47,247      6,224

Net increase (decrease) in cash and cash equivalents                         (15,814)    18,330
Cash and cash equivalents at beginning of period                              95,498     47,983
                                                                            --------   --------

Cash and cash equivalents at end of period                                  $ 79,684     66,313
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

(2)  Financial Statement Restatement

     On June 28, 2001, the Company announced that its results for the three months and six months ended May 31, 2000 would be restated to reflect certain accounting adjustments. The restatement increases the previously reported net losses by $2.7 million ($0.05 per diluted share) to $42.4 million ($0.71 per diluted share) and $33.0 million ($0.55 per diluted share) for the three months and six months ended May 31, 2000, respectively. The Company determined in the second quarter of fiscal 2001 that it had incorrectly included as a reduction of cost of sales certain credits received from vendors for returned inventory.

     The accounting adjustments required to restate the Company's consolidated financial statements as of May 31, 2000, increase accounts payable by $4.3 million, increase deferred income tax assets by $1.5 million, and reduce retained earnings by $2.7 million. For the three months and six months ended May 31, 2000, the accounting adjustments increase cost of sales by $4.3 million and increase the income tax benefit by $1.5 million for each period.

(3)  Net Income (Loss) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended May 31, 2000 and 1999 follows (in thousands, except per share data):

                                                      Three months ended
                                                            May 31
                                                       2000         1999
                                                       ----         ----
                                                    As Restated
                                                      (note 2)
Basic:
Net income (loss)                                    $ (42,424)    13,969
                                                     =========     ======
Weighted average number of shares outstanding           60,137     59,614
                                                     =========     ======
  Net income (loss) per share                        $   (0.71)     0.23
                                                     =========     ======

Diluted:

Net income (loss)                                           $(42,424)  13,969
Interest on convertible notes, net of tax effect                   -    1,125
                                                            --------   ------

  Adjusted net income (loss)                                $(42,424)  15,094
                                                            ========   ======


Weighted average number of shares outstanding                 60,137   59,614
Effect of dilutive securities:
  Stock options and warrant                                        -      653
  Convertible notes                                                -    5,422
                                                            --------   ------

Weighted average number of shares outstanding and effect
  of dilutive securities                                      60,137   65,689
                                                            ========   ======


  Net income (loss) per share                                 $(0.71)    0.23
                                                            ========   ======

                                                             Six months ended
                                                                  May 31
                                                              2000       1999
                                                              ----       ----
                                                           As Restated
                                                            (note 2)
Basic:
Net income (loss)                                           $(32,978)  29,560
                                                            ========   ======
Weighted average number of shares outstanding                 60,121   59,564
                                                            ========   ======
  Net income (loss) per share                               $  (0.55)    0.50
                                                            ========   ======

Diluted:
Net income (loss)                                           $(32,978)  29,560
Interest on convertible notes, net of tax effect                   -    2,250
                                                            --------   ------

  Adjusted net income (loss)                                $(32,978)  31,810
                                                            ========   ======


Weighted average number of shares outstanding                 60,121   59,564
Effect of dilutive securities:
  Stock options and warrant                                        -      632
  Convertible notes                                                -    5,422
                                                            --------   ------

Weighted average number of shares outstanding and
  effect of dilutive securities                               60,121   65,618
                                                            ========   ======

  Net income (loss) per share                               $  (0.55)    0.48
                                                            ========   ======

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

   (4)  Segment and Related Information

   The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia- Pacific, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), Europe, and North America. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export customers. The Corporate group includes headquarter operations and income and expenses not allocated to reportable segments. Intersegment sales and transfers are not significant.

Segment information for the three and six months ended May 31, 2000 and 1999 follows (in thousands):


                                                                   Asia-        Latin               North
                                                                  Pacific      America    Europe   America   Corporate     Total
                                                                ------------  ---------  --------  --------  ----------  ----------
Three months ended
 May 31, 2000:
  Revenues from external customers                                  $231,388   160,526    66,503   102,953           -     561,370
  Income (loss) before
    interest and taxes -- as restated (note 2)                         1,461   (28,095)   (3,654)  (19,962)     (6,245)    (56,495)

Three months ended
 May 31, 1999:
  Revenues from external customers                                  $193,580   186,877    89,063   100,805           -     570,325
  Income (loss) before
    interest and taxes                                                 9,222    15,655     1,908     1,015      (5,337)     22,463


                                                                                                                  2000        1999
                                                                                                             ---------   ---------

Income (loss) before interest and income taxes per segment information                                        $(56,495)     22,463
Interest expense per the consolidated statements of operations                                                  (4,702)     (5,396)
Interest income included in other, net in the consolidated statements of operations                              1,289         854
                                                                                                             ---------   ---------

Income (loss) before income taxes per the consolidated statements of operations                               $(59,908)     17,921
                                                                                                             =========   =========


                                                                   Asia-       Latin                North
                                                                  Pacific     America    Europe    America   Corporate     Total
                                                                ------------  --------   -------   -------   ---------   ---------

Six months ended
 May 31, 2000:
  Revenues from external customers                                  $473,306   315,732   181,781   180,410           -   1,151,229
  Income (loss) before
     interest and taxes -- as restated (note 2)                       13,183   (23,072)     (960)  (19,117)    (10,910)    (40,876)

Six months ended
 May 31, 1999:
  Revenues from external customers                                  $327,283   357,129   198,318   202,943           -   1,085,673
  Income (loss) before
     interest and taxes -- as restated (note 2)                       17,333    20,537     4,807    12,859      (9,365)     46,171


                                                                                                                  2000        1999
                                                                                                             ---------   ---------
Income (loss) before interest and income taxes per segment information -- as restated (note 2)                $(40,876)     46,171
Interest expense per the consolidated statements of operations                                                  (8,773)    (10,077)
Interest income included in other, net in the consolidated statements of operations -- as restated (note 2)      2,170       1,803
                                                                                                              --------    --------

Income (loss) before income taxes per the consolidated statements of operations                               $(47,479)     37,897
                                                                                                              ========     =======

(5)  United Kingdom International Trading Operations

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

(6)  Brazil

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

(8)  Amendment to Multicurrency Revolving Credit Facility

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

(9)  Inventory Obsolescence Expense and Bad Debt Expense

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

(10) Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and aggregates $(43.8) million and $(34.8) million for the three and six month periods ended May 31, 2000, respectively. For the three and six month periods ended May 31, 1999 comprehensive income aggregates $13.1 million and $28.5 million, respectively.

(11) Contingencies

     Refer to Part II, Item 1, "Legal Proceedings."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $ 42.4 million, or $ 0.71 per diluted share, for the second quarter of 2000 compared with net income of $14.0 million or $0.23 per diluted share, for the same quarter last year. In the second quarter of 2000, the Company decided to divest its majority interest in its Brazil joint venture, phase out a major portion of its North America and Miami redistributor business, and substantially reduced international trading operations conducted by its U.K. subsidiary due to third party theft and fraud losses. Also during the second quarter of 2000, the Company recorded inventory obsolescence expense of $21.8 million, bad debt expense of $25.5 million, and $3.2 million in theft and fraud losses related to the U.K. international trading operations. In addition, the Company experienced a decline in gross margins due to a shift in geographic revenue mix and competitive margin pressures. The second quarter of 1999 was impacted by several non-operating items, including (i) a pre-tax charge of $2.9 million related to the reorganization and consolidation of the management for the Company's Latin American and North American Regions and the centralization of its Asia-Pacific Region's management, and (ii) pre-tax gains totaling $6.0 million from the sale of its prepaid operation in Venezuela and the sale of the Company's retail stores in the Kansas City area. Without the effects of these items, net income for the second quarter of 1999 would have been $11.4 million, or $0.19 per diluted share.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2000 and 1999:

                                                           Three months              Six months
                                                           ended May 31             ended May 31
                                                        ------------------          -------------
                                                         2000         1999           2000    1999
                                                        -----        -----          -----   -----
                                                     As Restated                 As Restated
                                                      (note 2)                    (note 2)
Revenues                                                100.0%       100.0          100.0   100.0
Cost of sales                                            99.5         91.4           95.5    91.5
                                                        -----        -----          -----   -----

    Gross profit                                          0.5          8.6            4.5     8.5
Operating expenses:
 Selling, general and administrative expenses            10.3          5.0            7.8     5.0
 Restructuring charge                                       -          0.5              -     0.2
                                                        -----        -----          -----   -----

    Operating income (loss)                              (9.8)         3.1           (3.3)    3.3
Other income (expense):
    Equity in income (loss) of
       affiliated companies                              (0.1)           -              -     0.6
    Gain on sale of assets                                  -          1.1              -     0.7
    Interest expense                                     (0.8)        (1.0)          (0.8)   (0.9)
    Other, net                                              -         (0.1)             -    (0.2)
                                                        -----        -----          -----   -----

       Total other income (expense)                      (0.9)           -           (0.8)    0.2
                                                        -----        -----          -----   -----

    Income (loss) before income taxes                   (10.7)         3.1           (4.1)    3.5
Provision (benefit) for income taxes                     (3.1)         0.7           (1.3)    0.8
                                                        -----        -----          -----   -----

    Net income (loss)                                    (7.6)%        2.4           (2.8)    2.7
                                                        =====        =====          =====   =====


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

Gross Profit. Gross profit decreased $46.0 million, or 93.7%, from $49.1 million to $3.1 million. The decrease in gross profit was primarily due to $21.8 million in inventory obsolescence as a result of price declines during the quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Excluding these provisions, the decrease in gross profit as a percentage of revenues was primarily due to a shift in geographic revenue mix, lack of digital handsets in North America, competitive margin pressures including an oversupply of analog handsets in North America and an oversupply of handsets in Asia Pacific, and a delay in the introduction of new models by manufacturers, including WAP enabled phones.

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

Income Taxes. Income tax expense decreased from a provision of $4.0 million in 1999 to a benefit of $17.5 million in 2000. The annual effective tax rate increased to 30.5% from 22.0%. The higher effective tax rate was attributable to changes in the expected geographical mix of income (loss) before income taxes.

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

Gross Profit. Gross profit decreased $41.3 million, or 44.6% from $92.7 million to $51.4 million. The decrease in gross profit is primarily due to $23.5 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Excluding these provisions, the decrease in gross profit as a percentage of revenues was primarily due to a shift in geographic revenue mix, lack of digital handsets in North America, competitive margin pressures including an oversupply of analog handsets in North America and an oversupply of handsets in Asia Pacific, and a delay in the introduction of new models by manufacturers, including WAP enabled phones.

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

Income Taxes. Income tax expense decreased from $8.3 million in 1999 to a benefit of $14.5 million in 2000. The Company's effective tax rate increased to 30.5% from 22.0%. The higher effective tax rate was attributable to changes in the expected geographical mix of income (loss) before income taxes.

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

Compared to November 30, 1999, accounts receivable decreased $3.6 million, while inventories and accounts payable increased $85.7 million and $77.0 million, respectively. This increase in inventory and accounts payable was primarily in North America and Miami and primarily relates to a series of purchases from a major supplier that granted extended payment terms in conjunction with these purchases.

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

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation"). (4)

 4.6   Form of Rights Certificate. (4)

 4.7   Certificate of Correction of Certificate of Designation. (5)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2000, among CellStar Corporation and each of the banks and lending institutions signatory thereto. (8)

 27.1  Financial Data Schedule. (9)
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

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

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed on July 17, 2000 and incorporated herein by reference.

(9)    Filed herewith.

(B)    Reports on Form 8-K.

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CELLSTAR CORPORATION

                            /s/ AUSTIN P. YOUNG
                           ---------------------------------------------------
                           By: Austin P. Young
                                Senior Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial Officer)

                            /s/ RAYMOND L. DURHAM
                           ---------------------------------------------------
                           By: Raymond L. Durham
                                Vice President, Corporate Controller
                                (Principal Accounting Officer)

                                     Date: July 5, 2001

EXHIBIT INDEX

Exhibit
  No.                           Description
  ---                           -----------
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

4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation"). (4)

4.6 Form of Rights Certificate. (4)

4.7 Certificate of Correction of Certificate of Designation. (5)

4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2000, among CellStar Corporation and each of the banks and lending institutions signatory thereto. (8)

27.1  Financial Data Schedule. (9)

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

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed on July 17, 2000 and incorporated herein by reference.

(9)    Filed herewith.