Form 10-Q/A
period 2000-08-31
CELLSTAR CORP
filed 2001-07-06
CIK 913590

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

                             CELLSTAR CORPORATION
                               Introductory Note

     CellStar Corporation (the "Company" or "CellStar") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for the third quarter ended August 31, 2000 filed with the Securities and Exchange Commission on October 13, 2000. This Form 10-Q/A is being filed to include restated financial information and disclosures related to the Company's accounting restatement announced on June 28, 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1 and 2 below.

                             INDEX TO FORM 10-Q/A


                                                                           Page
PART I -       FINANCIAL INFORMATION                                      Number
--------       ---------------------                                      ------

Item 1.        FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS (unaudited)
               August 31, 2000 and November 30, 1999                         3

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               Three and nine months ended August 31, 2000 and 1999          4

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
               COMPREHENSIVE LOSS (unaudited)
               Nine months ended August 31, 2000                             5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               Nine months ended August 31, 2000 and 1999                    6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)        7

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          12

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                            18

PART II - OTHER INFORMATION
---------------------------

Item 1.        LEGAL PROCEEDINGS                                            19

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                             19

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                                      August 31,   November 30,
                                                                                         2000          1999
                                                                                       --------       -------
                                                                                     As restated
                                                                                      (note 2)
Assets

Current assets:
  Cash and cash equivalents                                                            $ 68,814        70,498
  Restricted cash                                                                        40,822        25,000
  Accounts receivable (less allowance for doubtful
        accounts of $58,599 and $33,152, respectively)                                  276,657       306,235
  Inventories                                                                           223,867       189,866
  Deferred income tax assets                                                             43,759        15,127
  Prepaid expenses                                                                       27,978        32,029
                                                                                       --------       -------
        Total current assets                                                            681,897       638,755

Property and equipment, net                                                              23,453        27,481
Goodwill (less accumulated amortization of $10,617
  and $10,483, respectively)                                                             26,678        32,584
Other assets                                                                             13,428         7,618
                                                                                       --------       -------
                                                                                       $745,456       706,438
                                                                                       ========       =======

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                     $237,875       212,999
  Notes payable to financial institutions                                               109,720        50,609
  Accrued expenses                                                                       28,441        24,864
  Income taxes payable                                                                    2,437         8,646
  Deferred income tax liabilities                                                        12,341         8,796
                                                                                       --------       -------
        Total current liabilities                                                       390,814       305,914
Long-term debt                                                                          150,000       150,000
                                                                                       --------       -------
        Total liabilities                                                               540,814       455,914
                                                                                       --------       -------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued                                                              --            --
  Common stock, $.01 par value, 200,000,000 shares
        authorized; 60,142,221 and 60,057,096 shares
        issued and outstanding, respectively                                                602           601
  Additional paid-in capital                                                             81,298        80,929
  Accumulated other comprehensive loss - foreign currency
        translation adjustments                                                          (7,878)       (8,509)
  Retained earnings                                                                     130,620       177,503
                                                                                       --------       -------
        Total stockholders' equity                                                      204,642       250,524
                                                                                       --------       -------
                                                                                       $745,456       706,438
                                                                                       ========       =======

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)


                                             Three months              Nine months
                                            ended August 31,         ended August 31,
                                           ------------------     ---------------------
                                             2000      1999          2000        1999
                                           --------   -------     ---------   ---------
                                          As restated             As restated
                                           (note 2)                (note 2)
Revenues                                   $629,793   560,222     1,781,022   1,645,895

Cost of sales                               606,516   512,516     1,706,325   1,505,492
                                           --------   -------     ---------   ---------

   Gross profit                              23,277    47,706        74,697     140,403

Selling, general and
 administrative expenses                     33,815    24,731       124,113      78,653
Impairment of assets                          4,930         -         4,930           -
Restructuring charge                              -       113          (157)      2,981
                                           --------   -------     ---------   ---------

   Operating income (loss)                  (15,468)   22,862       (54,189)     58,769

Other income (expense):
   Equity in income (loss) of
    affiliated companies                       (408)     (200)         (789)      5,923
   Gain on sale of assets                     6,200         -         6,200       8,247
   Interest expense                          (5,676)   (4,381)      (14,449)    (14,458)
   Other, net                                   326       947           722      (1,356)
                                           --------   -------     ---------   ---------

       Total other income (expense)             442    (3,634)       (8,316)     (1,644)
                                           --------   -------     ---------   ---------

   Income (loss) before income taxes        (15,026)   19,228       (62,505)     57,125

Provision (benefit) for income taxes         (1,121)    4,230       (15,622)     12,567
                                           --------   -------     ---------   ---------

   Net income (loss)                       $(13,905)   14,998       (46,883)     44,558
                                           ========   =======     =========   =========

Net income (loss) per share:
   Basic                                     $(0.23)     0.25         (0.78)       0.75
                                             ======      ====        ======        ====
   Diluted                                   $(0.23)     0.25         (0.78)       0.73
                                             ======      ====        ======        ====

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                       Nine months ended August 31, 2000
                                  (Unaudited)
                                (In thousands)


                                                                                      Accumulated
                                                        Common Stock     Additional      other
                                                   --------------------   paid-in    comprehensive   Retained
                                                      Shares     Amount   capital         loss       earnings    Total
                                                   ------------  ------  ----------  --------------  ---------  --------
Balance at November 30, 1999                             60,057    $601      80,929         (8,509)   177,503   250,524
  Comprehensive loss:
     Net loss - as restated (note 2)                          -       -           -              -    (46,883)  (46,883)

     Foreign currency translation
       adjustment                                             -       -           -            631          -       631
                                                                                                                -------
         Total comprehensive loss                                                                               (46,252)
  Common stock issued under
    stock option plans                                       85       1         369              -          -       370
                                                         ------  ------  ----------  -------------   --------   -------
Balance at August 31, 2000 - as restated (note 2)        60,142    $602      81,298         (7,878)   130,620   204,642
                                                         ======  ======  ==========  =============   ========   =======

See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Nine months ended August 31, 2000 and 1999
                                  (Unaudited)
                                (In thousands)


                                                                         2000       1999
                                                                       --------   --------
                                                                      As restated
                                                                       (note 2)
Cash flows from operating activities:
 Net income (loss)                                                     $(46,883)    44,558
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation, amortization, and impairment of assets                  13,695      8,335
   Equity in (income) loss of affiliated companies, net                     789     (5,923)
   Gain on sale of assets                                                (6,200)    (8,247)
   Deferred income taxes                                                (25,087)      (636)
   Changes in operating assets and liabilities
    net of effects from acquisitions of businesses:
     Accounts receivable                                                 22,350     69,045
     Inventories                                                        (45,835)   118,368
     Prepaid expenses                                                       197     (6,723)
     Other assets                                                        (7,760)    (1,437)
     Accounts payable                                                    42,251   (158,254)
     Accrued expenses                                                     7,171    (14,206)
     Income taxes payable                                                (6,209)    (1,750)
                                                                       --------   --------

      Net cash provided by (used in) operating activities               (51,521)    43,130

Cash flows from investing activities:
 Proceeds from sale of assets                                               377     13,861
 Purchases of property and equipment                                     (4,141)    (6,302)
 Increase in restricted cash                                            (15,822)        --
 Acquisitions of businesses, net of cash acquired                          (176)    (2,301)
                                                                       --------   --------

      Net cash provided by (used in) investing activities               (19,762)     5,258

Cash flows from financing activities:
 Net borrowings on notes payable to financial institutions               69,229    (15,582)
 Net proceeds from issuance of common stock                                 370      2,904
                                                                       --------   --------

      Net cash provided by (used in) financing activities                69,599    (12,678)

Net increase (decrease) in cash and cash equivalents                     (1,684)    35,710
Cash and cash equivalents at beginning of period                         70,498     47,983
                                                                       --------   --------

Cash and cash equivalents at end of period                             $ 68,814     83,693
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

(2)  Financial Statement Restatement

        On June 28, 2001, the Company announced that its results for the three months and nine months ended August 31, 2000 would be restated to reflect certain accounting adjustments. The restatement increases the previously reported net loss by $0.6 million ($0.01 per diluted share) to $13.9 million ($0.23 per diluted share) for the three months ended August 31, 2000, and $3.3 million ($0.06 per diluted share) to $46.9 million ($0.78 per diluted share), for the nine months ended August 31, 2000. The Company determined in the second quarter of fiscal 2001 that it had incorrectly included as a reduction of cost of sales certain credits received from vendors for returned inventory.

        The accounting adjustments required to restate the Company's consolidated financial statements as of August 31, 2000, increase accounts payable by $5.2 million, increase deferred income tax assets by $1.9 million, and reduce retained earnings by $3.3 million. For the three months and nine months ended August 31, 2000, the accounting adjustments increase cost of sales by $0.9 million and $5.2 million, respectively, and increase the income tax benefit by $0.3 million and $1.9 million, respectively.

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

                                                         Three months ended
                                                              August 31,
                                                        --------------------
                                                          2000        1999
                                                          ----        ----
                                                      As restated
                                                        (note 2)
Basic:
Net income (loss)                                       $(13,905)     14,998
                                                        ========      ======
Weighted average number of shares outstanding             60,142      59,848
                                                          ======      ======
  Net income (loss) per share                             $(0.23)       0.25
                                                          ======        ====


Diluted:

Net income (loss)                                       $(13,905)     14,998
Interest on convertible notes, net of tax effect               -       1,125
                                                        --------      ------

  Adjusted net income (loss)                            $(13,905)     16,123
                                                        ========      ======


Weighted average number of shares outstanding             60,142      59,848
Effect of dilutive securities:
  Stock options and warrant                                    -         183
  Convertible notes                                            -       5,422
                                                        --------      ------

Weighted average number of shares outstanding and effect
  of dilutive securities                                  60,142      65,453
                                                        ========      ======

  Net income (loss) per share                             $(0.23)       0.25
                                                          ======        ====
                                                          Nine months ended
                                                              August 31,
                                                         -------------------
                                                          2000        1999
                                                          ----        ----
                                                      As restated
                                                        (note 2)
Basic:
Net income (loss)                                       $(46,883)     44,558
                                                        ========      ======

Weighted average number of shares outstanding             60,128      59,659
                                                          ======      ======
  Net income (loss) per share                             $(0.78)       0.75
                                                          ======        ====

Diluted:
Net income (loss)                                       $(46,883)     44,558
Interest on convertible notes, net of tax effect               -       3,375
                                                        --------      ------

  Adjusted net income (loss)                            $(46,883)     47,933
                                                        ========      ======


Weighted average number of shares outstanding             60,128      59,659
Effect of dilutive securities:
  Stock options and warrant                                    -         465
  Convertible notes                                            -       5,422
                                                        --------      ------

Weighted average number of shares outstanding and effect
  of dilutive securities                                  60,128      65,546
                                                        ========      ======

  Net income (loss) per share                             $(0.78)       0.73
                                                          ======        ====

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

        Segment asset information at August 31, 2000 and November 30, 1999 follows (in thousands):


                                                                       Asia-     Latin              North
                                                                      Pacific   America   Europe   America   Corporate     Total
                                                                     ---------  --------  -------  --------  ----------  ----------
   Total Assets

      August 31, 2000 - as restated (note 2)                         $264,389   199,453    58,634  148,715      74,265     745,456
      November 30, 1999                                              $240,523   261,618    56,536  126,208      21,553     706,438

Segment information for the three and nine months ended August 31, 2000 and 1999, follows (in thousands):

                                                                     Asia-      Latin              North
                                                                     Pacific    America   Europe   America   Corporate   Total
                                                                     --------   -------   -------  -------   ---------   ---------
Three months ended
 August 31, 2000:
  Revenues from external customers                                   $270,787   136,630    66,723  155,653           -     629,793
  Income (loss) before
    interest and income taxes - as restated (note 2)                     (278)   (6,985)    1,035      927      (5,259)    (10,560)

Three months ended
 August 31, 1999:
  Revenues from external customers                                   $204,089   154,577   108,012   93,544           -     560,222
  Income (loss) before
    interest and income taxes                                          13,039     4,984     2,461    5,732      (3,662)     22,554

                                                                                                               2000        1999
                                                                                                             ---------   ---------
Income (loss) before interest and income taxes per segment information - as restated (note 2)                 $(10,560)     22,554
Interest expense per the consolidated statements of operations                                                  (5,676)     (4,381)
Interest income included in other, net in the consolidated statements of operations                              1,210       1,055
                                                                                                             ---------   ---------

Income (loss) before income taxes per the consolidated statements of operations - as restated (note 2)        $(15,026)     19,228
                                                                                                             =========   =========

                                                                     Asia-      Latin              North
                                                                     Pacific    America   Europe   America   Corporate   Total
                                                                     --------   -------   -------  -------   ---------   ---------
Nine months ended
 August 31, 2000:
  Revenues from external customers                                   $744,093   452,362   248,504  336,063           -   1,781,022
  Income (loss) before
    interest and taxes - as restated (note 2)                          12,905   (30,057)       75  (18,190)    (16,169)    (51,436)

Nine months ended
 August 31, 1999:
  Revenues from external customers                                   $531,372   511,706   306,330  296,487           -   1,645,895
  Income (loss) before
    interest and taxes                                                 30,372    25,521     7,268   18,591     (13,027)     68,725


                                                                                                               2000        1999
                                                                                                             ---------   ---------
Income (loss) before interest and income taxes per segment information - as restated (note 2)                 $(51,436)     68,725
Interest expense per the consolidated statements of operations                                                 (14,449)    (14,458)
Interest income included in other, net in the consolidated statements of operations - as restated (note 2)       3,380       2,858
                                                                                                             ---------   ---------

Income (loss) before income taxes per the consolidated statements of operations                               $(62,505)     57,125
                                                                                                             =========   =========

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

        On August 25, 2000 the Company completed the divestiture of its 51% ownership in the joint venture to its joint venture partner, Fontana Business Corp. Following is a summary of the operations in Brazil (amounts in thousands):


                                        Three months        Nine months
                                       ended August 31,   ended August 31,
                                       ----------------   ----------------
                                        2000      1999     2000      1999
                                       -------   ------   -------   -------
Revenues                               $14,937   37,183    40,602   167,841
Cost of sales                           13,745   33,224    41,567   154,474
                                       -------   ------   -------   -------

    Gross profit (loss)                  1,192    3,959      (965)   13,367

Selling, general and
    administrative expenses              4,328    2,639     9,584     7,692
                                       -------   ------   -------   -------

       Operating income (loss)          (3,136)   1,320   (10,549)    5,675
                                       -------   ------   -------   -------

Other income (expense):
    Gain on sale of assets               6,047        -     6,047         -
    Interest expense                    (1,557)  (1,007)   (3,464)   (4,011)
    Other, net                               -     (311)        -    (2,260)
                                       -------   ------   -------   -------

       Total other income (expense)      4,490   (1,318)    2,583    (6,271)
                                       -------   ------   -------   -------

Income (loss) before income taxes      $ 1,354        2    (7,966)     (596)
                                       =======   ======   =======   =======

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

(7)  Venezuela

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


                                        Three months        Nine months
                                      ended August 31,    ended August 31,
                                      ----------------    ----------------
                                        2000      1999      2000     1999
                                      --------   ------   -------   ------
Revenues                              $  4,255   11,804    30,624   62,000
Cost of sales                            7,715   10,441    31,543   54,536
                                      --------   ------   -------   ------

   Gross profit (loss)                  (3,460)   1,363      (919)   7,464

Selling, general and
   administrative expenses               3,070      894     7,832    2,951
Impairment of assets                     4,930        -     4,930        -
                                      --------   ------   -------   ------

   Operating income (loss)             (11,460)     469   (13,681)   4,513
                                      --------   ------   -------   ------

Other income (expense):
   Gain on sale of assets                    -        -         -    5,197
   Interest expense                         (3)       -        (8)     (14)
   Other, net                              (98)    (136)     (707)    (426)
                                      --------   ------   -------   ------

      Total other income (expense)        (101)    (136)     (715)   4,757
                                      --------   ------   -------   ------

Income (loss) before income taxes     $(11,561)     333   (14,396)   9,270
                                      ========   ======   =======   ======


(8)  Redistributor Business

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

(9)  Amendment to Multicurrency Revolving Credit Facility

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

(10)   Inventory Obsolescence Expense and Bad Debt Expense

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

(11)   Comprehensive Income (Loss)

          Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and aggregated $(11.5) million and $(46.3) million for the three and nine month periods ended August 31, 2000, respectively. For the three and nine month periods ended August 31, 1999, comprehensive income aggregated $16.2 million and $44.7 million, respectively.

(12)   Contingencies

          Refer to Part II, Item 1, "Legal Proceedings."


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $13.9 million, or $0.23 per diluted share, for the third quarter of 2000 compared with net income of $15.0 million, or $0.25 per diluted share, for the same quarter last year. In the third quarter of 2000, the Company divested its majority interest in its Brazil joint venture, announced its intent to divest its Venezuela operations, continued to phase out a major portion of its North America and Miami redistributor business, and experienced substantially reduced international trading operations conducted by its U.K. subsidiary. In addition, the Company experienced a decline in gross margins primarily due to competitive margin pressures.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2000 and 1999:

                                                             Three months                     Nine months
                                                          ended August 31,                  ended August 31,
                                                       ----------------------            ----------------------
                                                        2000            1999             2000             1999
                                                       -----            -----            -----            -----
                                                     As restated                     As restated
                                                       (note 2)                        (note 2)
Revenues                                               100.0%           100.0            100.0            100.0
Cost of sales                                           96.3             91.5             95.8             91.5
                                                       -----            -----            -----            -----

     Gross profit                                        3.7              8.5              4.2              8.5
Selling, general and administrative expenses             5.4              4.4              7.0              4.8
Impairment of assets                                     0.7                -              0.3                -
Restructuring charge                                       -                -                -              0.1
                                                       -----            -----            -----            -----

     Operating income (loss)                            (2.4)             4.1             (3.1)             3.6
Other income (expense):
     Equity in income (loss) of
         affiliated companies                              -                -                -              0.4
     Gain on sale of assets                              1.0                -              0.4              0.5
     Interest expense                                   (0.9)            (0.8)            (0.8)            (0.9)
     Other, net                                            -              0.2                -             (0.1)
                                                       -----            -----            -----            -----

            Total other income (expense)                 0.1             (0.6)            (0.4)            (0.1)
                                                       -----            -----            -----            -----

     Income (loss) before income taxes                  (2.3)             3.5             (3.5)             3.5
Provision (benefit) for income taxes                    (0.1)             0.8             (0.9)             0.8
                                                       -----            -----            -----            -----

     Net income (loss)                                  (2.2)%            2.7             (2.6)             2.7
                                                       =====            =====            =====            =====

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

Gross Profit. Gross profit decreased $24.4 million, or 51.2%, from $47.7 million to $23.3 million. Gross margins were significantly lower in the third quarter of the current year primarily due to the Company's commitment to defend market share in the face of intense industry price competition. Based on last year's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher this year, are still below industry forecasts. This has resulted in a surplus of product driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and, to a lesser extent, in Latin America.

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

Income Taxes. Income tax expense decreased from a provision of $4.2 million in 1999 to a benefit of $1.1 million in 2000 due to the losses incurred in 2000. The annual effective tax rate increased to 25.0% from 22.0%. The higher effective tax rate was attributable to changes in the geographical mix of income
(loss) before income taxes.

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

Gross Profit. Gross profit decreased $65.7 million, or 46.8% from $140.4 million to $74.7 million. The decrease in gross profit is due to $29.2 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations, also in the second quarter. The decrease in gross profit as a percentage of revenues can also be attributed to a shift in geographic revenue mix, lack of digital handsets in North America, global industry price competition including an oversupply of analog handsets in North America and an oversupply of handsets in Asia Pacific, and to a lesser degree, the Company's inventory improvement actions. The Company's commitment to defend market share in the face of intense global industry price competition, particularly in the Asia Pacific Region, negatively impacted the gross margin percentage. Based on last year's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher this year, are still below industry forecasts. This has resulted in a surplus of product driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in Latin America.

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

Restructuring Charge. The Company's results of operations include a pre- tax restructuring charge of $3.0 million in 1999 associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region.

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

Income Taxes. Income tax expense decreased from $12.6 million in 1999 to a benefit of $15.6 million in 2000 due to the losses incurred in 2000. The Company's effective tax rate increased to 25.0% from 22.0%. The higher effective tax rate was attributable to changes in the geographical mix of income
(loss) before income taxes.

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

Since 1998, the Company's Brazilian operations were primarily conducted through a majority-owned joint venture. Following an extensive review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000 the Company elected to exit the Brazil market and to divest its 51% interest in its joint venture. In August 2000, the Company completed its divestiture of its 51% interest in its joint venture (see footnote 6 to the consolidated financial statements for a summary of the results of the Brazil operations). The Company has also fully reserved certain U.S.- based accounts receivable from Brazilian importers in the second quarter of 2000, the collectibility of which significantly deteriorated in the second quarter of 2000, and which were further affected by the decision, in the second quarter, to exit Brazil.

During the quarter ended August 31, 2000, the Company decided, based upon the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela and to focus its resources on more profitable, lower risk, growth markets. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value (see footnote 7 to the consolidated financial statements for a summary of the results of the Venezuela operations).

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

Compared to November 30, 1999, accounts receivable decreased $29.6 million, inventories increased $34.0 million and accounts payable increased $24.9 million. This decrease in accounts receivable was due to increased collections and to additions to the allowance for doubtful accounts. The increase in inventory is primarily to support increased sales activity in the PRC and Mexico. The increase in accounts payable is primarily due to increased sales activity in North America.

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

                              CELLSTAR CORPORATION

                           /s/ Austin P. Young
                           ----------------------------

                           By: Austin P. Young
                                  Senior Vice President, Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)

                             /s/ Raymond L. Durham
                           ----------------------------

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