Form 10-K/A
period 2000-11-30
CELLSTAR CORP
filed 2001-07-06
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                              CELLSTAR CORPORATION

                               Introductory Note

      CellStar Corporation (the "Company" or "CellStar") hereby amends and restates in its entirety the Company's Annual Report on Form 10-K as amended by Form 10K/A for the fiscal year ended November 30, 2000 filed with the Securities and Exchange Commission on March 30, 2001. This Form 10-K/A Amendment No. 2 is being filed to include restated financial information and disclosures related to the Company's accounting restatement announced on June 28, 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1,6,7,8 and 14 below.


                              INDEX TO FORM 10-K/A

                                                                                                      Page
                                                                                                     Number

PART I.
Item 1.       Business                                                                                    3
Item 2.       Properties                                                                                 10
Item 3.       Legal Proceedings                                                                          10
Item 4.       Submission of Matters to a Vote of Security Holders                                        11

PART II.
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                      11
Item 6.       Selected Consolidated Financial Data                                                       11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations      13
Item 7(A).    Quantitative and Qualitative Disclosures About Market Risk                                 20
Item 8.       Consolidated Financial Statements and Supplementary Data                                   21
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       21

PART III.
Item 10.      Directors and Executive Officers of the Registrant                                         22
Item 11.      Executive Compensation                                                                     23
Item 12.      Security Ownership of Certain Beneficial Owners and Management                             29
Item 13.      Certain Relationships and Related Transactions                                             30

PART IV.
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                            30


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

On June 28, 2001, the Company announced that the results for its year ended November 30, 2000 would be restated to reflect certain accounting adjustments. The restatement increases the previously reported net loss by $3.5 million ($0.06 per diluted share) from $59.4 million ($0.99 per diluted share) to $63.0 million ($1.05 per diluted share).

In the normal course of business, the Company returns certain inventory to its vendors in exchange for vendor credits. The Company uses accounts payable clearing accounts to record inventory returned to vendors until credit is received from the vendor. The Company determined during the second quarter of fiscal 2001 that the Company incorrectly recorded credits received from vendors for returned inventory to different clearing accounts and subsequently cleared those amounts to cost of sales. These entries had the effect of understating accounts payable and cost of sales for the year ended November 30, 2000. The accounting adjustments required to restate the Company's consolidated financial statements as of November 30, 2000, increase accounts payable by $5.5 million, increase deferred income tax assets by $2.0 million, and reduce retained earnings by $3.5 million. For the year ended November 30, 2000 the accounting adjustments increase cost of sales by $5.5 million and increase the income tax benefit by $2.0 million.

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

The following table outlines the Company's entry into the Asia-Pacific Region:

                                            Year        Type of Operation (as of
             Country                       Entered         November 30, 2000)
             -------                       -------         -----------------

             Hong Kong                        1993              Wholesale
             Singapore                        1995         Wholesale and Retail
             The Philippines                  1995              Wholesale
             Malaysia                         1995         Wholesale and Retail
             Taiwan                           1995         Wholesale and Retail
             People's Republic of China       1997              Wholesale
             Japan                            2000              Purchasing
             Korea                            2000              Purchasing

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


                                                                                      Year Ended November 30,
                                                                  --------------------------------------------------------------
                                                                     2000         1999         1998         1997         1996
                                                                  ----------   ----------   ----------   ----------   ----------
                                                               As Restated (1)
                                                                     (In thousands, except per share data and operating data)
Statements of Operations Data:
  Revenues                                                        $2,475,682    2,333,805    1,995,850    1,482,814      947,601
  Cost of sales                                                    2,364,197    2,140,375    1,823,075    1,325,488      810,000
                                                                  ----------   ----------   ----------   ----------   ----------

  Gross profit                                                       111,485      193,430      172,775      157,326      137,601
  Operating expenses:
    Selling, general and administrative expenses                     169,232      111,613      116,747       81,319      135,585
    Impairment of assets                                              12,339        5,480            -            -            -
    Lawsuit settlement                                                     -            -        7,577            -            -
    Restructuring charge                                                (157)       3,639            -            -            -
                                                                  ----------   ----------   ----------   ----------   ----------

  Operating income (loss)                                            (69,929)      72,698       48,451       76,007        2,016
  Other income (expense):
    Interest expense                                                 (19,113)     (19,027)     (14,446)      (7,776)      (8,350)
    Equity in income (loss) of affiliated companies, net              (1,805)      31,933      (28,448)         465         (219)
    Gain on sale of assets                                             6,200        8,774            -            -          128
    Other, net                                                           932       (1,876)       1,389        2,260         (441)
                                                                  ----------   ----------   ----------   ----------   ----------

  Total other income (expense)                                       (13,786)      19,804      (41,505)      (5,051)      (8,882)
                                                                  ----------   ----------   ----------   ----------   ----------

  Income (loss) before income taxes                                  (83,715)      92,502        6,946       70,956       (6,866)
  Provision (benefit) for income taxes                               (20,756)      23,415       (7,418)      17,323         (453)
                                                                  ----------   ----------   ----------   ----------   ----------

  Net income (loss)                                               $  (62,959)      69,087       14,364       53,633       (6,413)
                                                                  ==========   ==========   ==========   ==========   ==========


  Net income (loss) per share: (2)
    Basic                                                             $(1.05)        1.16         0.24         0.92        (0.11)
    Diluted                                                           $(1.05)        1.12         0.24         0.89        (0.11)
  Weighted average number of shares: (2)
    Basic                                                             60,131       59,757       58,865       58,144       57,821
    Diluted                                                           60,131       65,589       60,656       60,851       57,821

Operating Data:
  International revenues, including export sales,
    as a percentage of revenues                                         79.8%        83.8         76.3         66.7         64.0


                                                                                           At November 30,
                                                                  --------------------------------------------------------------
                                                                     2000         1999         1998         1997         1996
                                                                  ----------   ----------   ----------   ----------   ----------

                                                                                           (In thousands)
Balance Sheet Data:
 Working capital                                                  $  264,380      332,841      259,923      259,954       71,365
 Total assets                                                        858,824      706,438      775,525      497,111      298,551
 Notes payable to financial institutions
   and current portion of long-term debt                             127,128       50,609       85,023            -       56,704
 Long-term debt, less current portion                                150,000      150,000      150,000      150,000        6,285
 Stockholders' equity                                                185,583      250,524      177,791      160,865      104,263

   (1) The Company has made adjustments to restate its previously reported results of operations for fiscal 2000. See "Item 8. Consolidated Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein.

   (2) Common stock amounts have been retroactively adjusted to give effect to a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998 and a three-for-two stock split, which was made in the form of a stock dividend distributed on June 17, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, Latin America, North America and Europe. CellStar facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, CellStar provides activation services that generate new subscribers for its wireless carrier customers. From 1996 through 2000, the Company's revenues grew from $947.6 million to $2,475.7 million. Sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices and service costs. During 2000, the Company divested its majority interest in its Brazil joint venture, announced its intent to divest its Venezuela operations, phased out a major portion of its North America and Miami redistributor business, and substantially reduced its international trading operations conducted by its U.K. subsidiary. In addition, the Company experienced a decline in gross margins in 2000 primarily due to competitive margin pressures and a shift in geographic revenue mix. The Company also experienced an increase in bad debt expense of $41.1 million in 2000. As a result, the Company incurred a net loss of $1.05 per diluted share in 2000, compared to net income of $1.12 per diluted share in 1999.

On June 28, 2001, the Company announced that the results for its year ended November 30, 2000 would be restated to reflect certain accounting adjustments. The restatement increases the previously reported net loss by $3.5 million ($0.06 per diluted share) from $59.4 million ($0.99 per diluted share) to $63.0
million ($1.05 per diluted share).   The Company determined in the second
quarter of fiscal 2001 that it had incorrectly included as a reduction of cost of sales certain credits received from vendors for returned inventory.

The accounting adjustments required to restate the Company's consolidated financial statements as of November 30, 2000, increase accounts payable by $5.5 million, increase deferred income tax assets by $2.0 million, and reduce retained earnings by $3.5 million. For the year ended November 30, 2000 the accounting adjustments increase cost of sales by $5.5 million and increase the income tax benefit by $2.0 million.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

                                                                     2000    1999    1998
                                                                    -----   -----   -----
                                                                 As restated
Revenues                                                            100.0%  100.0   100.0
  Cost of sales                                                      95.5    91.7    91.3
                                                                    -----   -----   -----

      Gross profit                                                    4.5     8.3     8.7
  Selling, general and administrative expenses                        6.8     4.8     5.8
  Impairment of assets                                                0.5     0.2       -
  Lawsuit settlement                                                    -       -     0.4
  Restructuring charge                                                  -     0.2       -
                                                                    -----   -----   -----

      Operating income (loss)                                        (2.8)    3.1     2.5
  Other income (expense):
      Interest expense                                               (0.8)   (0.8)   (0.7)
      Equity in income (loss) of affiliated companies, net           (0.1)    1.4    (1.4)
      Gain on sale of assets                                          0.3     0.4       -
      Other, net                                                        -    (0.1)      -
                                                                    -----   -----   -----

        Total other income (expense)                                 (0.6)    0.9    (2.1)
                                                                    -----   -----   -----

      Income (loss) before income taxes                              (3.4)    4.0     0.4
  Provision (benefit) for income taxes                               (0.9)    1.0    (0.3)
                                                                    -----   -----   -----

      Net income (loss)                                             (2.5)%    3.0     0.7
                                                                    =====   =====   =====

The amount of revenues and the approximate percentages of revenues attributable to the Company's operations by region for the past three fiscal years are shown below:

                                2000                1999             1998
                                ----                ----             ----
                                           (Dollars in thousands)
Asia-Pacific Region        $1,024,762    41.4%    769,412   33.0    513,869   25.7

Latin American Region         636,354    25.7     717,273   30.7    705,624   35.4

North American Region         499,171    20.2     377,129   16.2    472,837   23.7

European Region               315,395    12.7     469,991   20.1    303,520   15.2
                           ----------  ------   ---------  -----  ---------  -----

Total                      $2,475,682   100.0%  2,333,805  100.0  1,995,850  100.0
                           ==========  ======   =========  =====  =========  =====


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

Gross Profit. Gross profit decreased $81.9 million, or 42.3% from $193.4 million to $111.5 million. The decrease in gross profit can be attributed to a shift in geographic revenue mix, shortages of digital handsets in North America, and global industry price competition, including an oversupply of analog handsets in North America and an oversupply of handsets in the Asia-Pacific Region during parts of 2000. The Company's commitment to defend market share in the face of intense global industry price competition, particularly in the Asia-Pacific Region, also negatively impacted the gross margin percentage. Based on 1999's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher in 2000, were still below industry forecasts. This resulted in a surplus of product during parts of 2000 driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in the Latin American Region. The decrease in gross profit is also partially due to $32.3 million in inventory obsolescence caused primarily by price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations, also in the second quarter.

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

Income Taxes. Income tax expense decreased from $23.4 million in 1999 to a benefit of $20.8 million in 2000 due to the losses incurred in 2000. The Company's effective tax rate decreased to 24.8% from 25.3%. The lower effective tax rate was attributable to changes in the geographic mix of income (loss) before income taxes and an increased valuation allowance for capital losses and carry forwards related to international operations.

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

Compared to November 30, 1999, accounts receivable increased $39.8 million, inventories increased $75.8 million and accounts payable increased
$150.8 million. The increase in accounts receivable was primarily due to increased business in the United States and large sales transactions with carriers in Mexico and Colombia in November 2000. Inventory increased to support sales growth and the ending of the supply shortage that existed in 1999. Accounts payable increased due to growth and several large transactions in November.

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

From 1998 to 2000, the Company's Brazil operations were primarily conducted through a majority-owned joint venture. Following a review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000, the Company elected to exit the Brazil market and to divest its 51% interest in its joint venture. In August 2000, the Company completed its divestiture of its 51% interest in its joint venture (see note 15 to the consolidated financial statements for a summary of the results of the Brazil operations). The Company fully reserved certain U.S.-based accounts receivable from Brazilian importers in the second quarter of 2000, the collectibility of which significantly deteriorated in the second quarter of 2000, and which were further affected by the decision, in the second quarter, to exit Brazil.

During the quarter ended August 31, 2000, the Company decided, based on the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela and to focus its resources on more profitable, lower risk, growth markets. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value (see note 16 to the consolidated financial statements for a summary of the results of the Venezuela operations). In December 2000, the Company sold its Venezuela operations at approximately carrying value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

See Item 1 "Business - Executive Officers of the Registrant" for information concerning executive officers.

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


                                                                                             Long Term
                                                     Annual Compensation                 Compensation Awards
                                                     -------------------                 -------------------
                                                                                      Restricted      Securities
                                                                    Other Annual        Stock         Underlying     All Other
                                                  Salary    Bonus   Compensation      Award(s)       Options/SARs  Compensation
Name and Principal Position             Year       ($)      ($)         ($)             ($)           (#)(1)(2)          ($)
---------------------------             ----     -------   ------   ------------     ----------      ------------- ------------
Alan H. Goldfield.....................  2000     850,000       --             --             --          100,000         50,975(3)
 Chairman of the Board                  1999     850,000       --             --             --               --         26,434(3)
 and Chief Executive Officer            1998     850,000       --             --             --          200,000         26,434(3)

A.S. Horng............................  2000     800,103   66,675             --             --          457,414             --
 Chairman, Chief Executive              1999     796,897   66,162         25,388(4)          --          100,000             --
 Officer and General Manager            1998     795,487       --         34,620(4)          --          200,000             --
 of CellStar (Asia) Corporation Ltd.

Dale H. Allardyce.....................  2000     400,000       --        172,674(5)          --               --         21,813(3)
 President and Chief Operating          1999(6)   17,375       --             --             --               --             --
 Officer                                1998(7)       --       --             --             --               --             --

Austin P. Young.......................  2000     350,000       --             --             --               --          6,912(3)
 Senior Vice President,                 1999(8)   24,006       --             --             --               --             --
 Chief Financial Officer                1998(7)       --       --             --             --               --             --
 and Treasurer

Daniel T. Bogar...........................  2000(9)  327,851      --  -   -   154,627       --
 Senior Vice President--                    1999     300,000      --  -   -        --       --
 Americas Region                            1998     295,000      --  -   -        --       --

Timothy L. Maretti........................  2000(9)  244,941      --  -   -    19,280  130,769(10)
 Senior Vice President--                    1999     300,000      --  -   -        --       --
 Brazilian Region                           1998     295,000      --  -   -        --       --

Lawrence King.............................  2000     360,000  30,000  -   -    43,136    1,826(3)
 President and Chief Operating Officer--    1999     310,000  30,000  -   -        --    1,826(3)
 CellStar (Asia) Corporation Limited        1998     240,000  40,000  -   -        --       --

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


                                                                                          Potential Realizable Value
                                                                                            at Assumed Annual Rates
                                                                                          of Stock Price Appreciation
                                                 Individual Grants                            for Option Term(1)
                          --------------------------------------------------------------  ----------------------------
                             Number of       % of Total
                             Securities     Options/SARs    Exercise
                             Underlying      Granted to     of Base
                            Options/SARs    Employees in     Price
Name                      Granted(#)(2)     Fiscal Year   ($/Sh)(3)     Expiration Date      5% ($)        10% ($)
------------------------  ------------      ------------  --------      ----------------  ------------   ------------
Alan H. Goldfield.......       100,000               6.6     9.875      January 20, 2010    620,818.44   1,573,151.94
A.S. Horng..............       451,414              29.8     9.875      January 20, 2010  2,802,461.36   7,101,428.12
Dale H. Allardyce(4)....            --                --        --                    --            --             --
Austin P. Young(4)......            --                --        --                    --            --             --
Daniel T. Bogar(5)......       154,627              10.2     9.875      January 20, 2010    959,952.94   2,432,517.66
Timothy L. Maretti(5)...        19,280               1.3     9.875      January 20, 2010    119,693.80     303,303.69
Lawrence King...........        43,136               2.8     9.875      January 20, 2010    267,796.24     678,594.82

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


                                                           Number of Securities                      Value of Unexercised
                                                          Underlying Unexercised                        In-the-Money
                           Shares          Value        Options/SARs at FY-End (#)              Options/SARs at FY-End ($)(1)
                         Acquired on     Realized    -----------------------------------  -----------------------------------------
Name                     Exercise (#)     ($)(2)         Exercisable      Unexercisable       Exercisable           Unexercisable
----                     -----------     --------    -----------------  ----------------  --------------------    -----------------
Alan H. Goldfield......           --           --                   --           925,000                    --                 --
A.S. Horng.............           --           --                   --           517,854                    --                 --
Dale H. Allardyce(3)...           --           --                   --            50,000                    --                 --
Austin P. Young(3).....           --           --                   --            37,500                    --                 --
Daniel T. Bogar(4).....           --           --                   --                --(5)                 --                 --
Timothy L. Maretti(4)..           --           --                   --                --(5)                 --                 --
Lawrence King..........           --           --                   --           213,284                    --                 --

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

                                              FISCAL YEAR ENDING
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


                                                         Amount and Nature
                                                                 of
                                                             Beneficial            Percent
Name of Beneficial Owner or Group                            Ownership            of Class
---------------------------------                      ----------------------     ---------
Lord, Abbet & Co.(1).................................          4,651,032(2)            7.7%
Fuller & Thaler Asset Management, Inc.(3)(4).........          3,656,700(5)(6)         6.1
Alan H. Goldfield(7).................................         21,001,110(8)           35.0
A.S. Horng(7)........................................          2,887,854(9)            4.8
Dale H. Allardyce(7).................................             80,000(10)             *
Austin P. Young(7)...................................             45,500(11)             *
James L. Johnson(7)..................................             41,250(12)(13)         *
Terry S. Parker(7)...................................             18,750(12)(13)         *
Dale V. Kesler(7)....................................              9,750(12)(14)         *
J.L. Jackson(7)......................................             18,750(12)(14)         *
Jere W. Thompson(7)..................................             10,950(12)(14)         *
Lawrence King(7).....................................            213,284(15)             *
Current Directors and Executive Officers as a Group..         21,957,198(16)          36.5

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

 4.5 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of
         Designation"). (3)

 4.6     Form of Rights Certificate. (3)

 4.7     Certificate of Correction of Certificate of Designation. (4)

 4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and The Bank of New York, as Trustee. (12)

Number   Description
------   -----------

 10.1 Employment Agreement, effective as of December 1, 1994, by and between CellStar Corporation and Alan H. Goldfield. (2)(21)

 10.2 Employment Agreement, effective January 22, 1998, by and between CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (13)(21)

 10.3 Employment Agreement, effective as of November 12, 1999, by and between CellStar, Ltd., CellStar Corporation and Dale H. Allardyce.
         (17)(21)

 10.4 Employment Agreement, effective as of November 5, 1999, by and between CellStar, Ltd., CellStar Corporation and Austin P. Young. (17)(21)

 10.5 Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez.
         (17)(21)

 10.6 Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd., effective September 20, 1996.
         (5)(22)

 10.7 Registration Rights Agreement by and between the Company and Audiovox Corporation. (9)

 10.8 Registration Rights Agreement by and between the Company and Motorola Inc., dated as of July 20, 1995. (1)

 10.9 CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan. (10)

 10.10 Registration Rights Agreement, dated as of June 2, 1995, between Hong An Hsien and CellStar Corporation. (13)(21)

 10.11 Purchase Agreement, dated October 7, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc.
         (12)

 10.12 Registration Rights Agreement, dated as of October 14, 1997, by and among CellStar Corporation and Bear, Stearns & Co. Inc. and Chase Securities Inc. (12)

 10.13 Agreement, dated as of April 28, 1995, by and between CellStar, Ltd. and Motorola, Inc., Greater China Cellular Subscriber Division (People's Republic of China). (8)

 10.14 Separation Agreement and Release Agreement between Richard M. Gozia and CellStar, Ltd., CellStar Corporation, and all affiliated entities, dated April 21, 1999. (15)(21)

 10.15 Amended and Restated Credit Agreement, dated as of August 2, 1999, among CellStar Corporation, each of the banks or other lending institutions signatory thereto, and Chase Securities, Inc. as lead arranger and book manager. (16)

Number   Description
------   -----------

 10.16 Stock Purchase Agreement, dated as of September 3, 1999, among CellStar Telecom, Inc., Inmobiliaria Azltan, S.A. de C.V., and Topp Telecom, Inc. (16)

 10.17 Letter Agreement between Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31, 1999. (16)

 10.18 Amendment to Master Agreement for the Purchase of Products and Inventory Maintenance, Assembly and Fulfillment (IAF) Services between Pacific Bell Mobile Services and CellStar, Ltd. dated as of May 31, 1999. (16)(22)

 10.19 Pledge Agreement, dated as of July 10, 1998, between CellStar Telecom, Inc. and Chase Bank of Texas, National Association. (16)

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

 10.28 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, amended and effective as of January 21, 2000. (17)(21)

Number   Description
------   -----------

 10.29 Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (19)(22)

 10.30 Second Amendment to Amended and Restated Credit Agreement, dated as of July 12, 2000, among CellStar Corporation and each of the banks or other lending institutions which is or may from time to time become a signatory thereof. (18)

 10.31 Third Amendment to Amended and Restated Credit Agreement dated as of November 10, 2000, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One, N.A., as Syndication Agent, National City Bank, as Documentation Agent and The Chase Manhattan Bank, as the Administrative Agent and Alternate Currency Agent. (19)

 10.32 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 20, 2000, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One, N.A., as Syndication Agent, National City Bank, as Documentation Agent and The Chase Manhattan Bank as the Administrative Agent and Alternate Currency Agent. (19)

 10.33 Fifth Amendment to Amended and Restated Credit Agreement dated as of January 30, 2001, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One, N.A., as Syndication Agent, National City Bank, as Documentation Agent and The Chase Manhattan Bank as the Administrative Agent and Alternate Currency Agent. (19)

 10.34 Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (19)(22)

 10.35 Aircraft and Asset Purchase Agreement, dated as of January 30, 2001, by and between A & S Air Service, Inc. and Alan H. Goldfield. (19)

 21.1    Subsidiaries of the Company. (19)

 23.1    Consent of KPMG LLP. (20)

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

   (19) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28,2001, and incorporated herein by reference.

   (20) Filed herewith.

   (21) The exhibit is a management contract or compensatory plan or agreement.

   (22) Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

4.   Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELLSTAR CORPORATION

                           By       /s/ Alan H. Goldfield
                           ----------------------------------------
                                    Alan H. Goldfield
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    Date: July 5, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Alan H. Goldfield                                                               Date: July 5, 2001
----------------------------------------
Alan H. Goldfield
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By  /s/ Dale H. Allardyce                                                               Date: July 5, 2001
----------------------------------------
Dale H. Allardyce
President and Chief Operating Officer

By  /s/ Austin P. Young                                                                 Date: July 5, 2001
----------------------------------------
Austin P. Young
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By  /s/ Raymond L. Durham                                                               Date: July 5, 2001
----------------------------------------
Raymond L. Durham
Vice President, Corporate Controller
(Principal Accounting Officer)

By  /s/ J. L. Jackson                                                                   Date: July 5, 2001
----------------------------------------
J. L. Jackson
Director

By  /s/ James L. Johnson                                                                Date: July 5, 2001
----------------------------------------
James L. Johnson
Director

By  /s/ Dale V. Kesler                                                                  Date: July 5, 2001
----------------------------------------
Dale V. Kesler
Director

By  /s/ Terry S. Parker                                                                 Date: July 5, 2001
----------------------------------------
Terry S. Parker
Director

By  /s/ Jere W. Thompson                                                                Date: July 5, 2001
----------------------------------------
Jere W. Thompson
Director

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

As discussed in note 2, the accompanying consolidated financial statements as of November 30, 2000 and for the year then ended have been restated.



                                    KPMG LLP



Dallas, Texas
January 12, 2001
  except as to note 7
  which is as of February 27, 2001
  and note 2 which
  is as of June 28, 2001

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          November 30, 2000 and 1999
                   (Amounts in thousands, except share data)


                                                                                   2000       1999
                                                                                 --------   -------
                                                                                As restated
                                                                                 (note 2)
                    ASSETS

Current assets:
    Cash and cash equivalents                                                      $ 77,023    70,498
    Restricted cash                                                                  42,622    25,000
    Accounts receivable (less allowance for doubtful accounts of
        $75,810 and $33,152, respectively)                                          345,996   306,235
    Inventories                                                                     265,644   189,866
    Deferred income tax assets                                                       30,866    15,127
    Prepaid expenses                                                                 25,470    32,029
                                                                                   --------   -------

        Total current assets                                                        787,621   638,755

Property and equipment, net                                                          22,015    27,481
Goodwill (less accumulated amortization of $17,408 and $10,483 respectively)         23,532    32,584
Deferred income tax assets                                                           16,484         -
Other assets                                                                          9,172     7,618
                                                                                   --------   -------

                                                                                   $858,824   706,438
                                                                                   ========   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $363,848   212,999
    Notes payable to financial institutions                                         127,128    50,609
    Accrued expenses                                                                 22,744    24,864
    Income taxes payable                                                              2,948     8,646
    Deferred income tax liabilities                                                   6,573     8,796
                                                                                   --------   -------

        Total current liabilities                                                   523,241   305,914
Long-term debt                                                                      150,000   150,000
                                                                                   --------   -------

        Total liabilities                                                           673,241   455,914
                                                                                   --------   -------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued                                                                       -         -
    Common stock, $.01 par value, 200,000,000 shares authorized;
        60,142,221 and 60,057,096 shares issued and outstanding, respectively           602       601
    Additional paid-in capital                                                       81,298    80,929
    Accumulated other comprehensive loss - foreign currency
       translation adjustments                                                      (10,861)   (8,509)
    Retained earnings                                                               114,544   177,503
                                                                                   --------   -------

        Total stockholders' equity                                                  185,583   250,524
                                                                                   --------   -------

                                                                                   $858,824   706,438
                                                                                   ========   =======

See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended November 30, 2000, 1999, and 1998
                     (In thousands, except per share data)

                                                               2000        1999        1998
                                                            ----------   ---------   ---------
                                                            As restated
                                                             (note 2)
Revenues                                                    $2,475,682   2,333,805   1,995,850
Cost of sales                                                2,364,197   2,140,375   1,823,075
                                                            ----------   ---------   ---------

  Gross profit                                                 111,485     193,430     172,775

Selling, general and administrative expenses                   169,232     111,613     116,747
Impairment of assets                                            12,339       5,480           -
Lawsuit settlement                                                   -           -       7,577
Restructuring charge                                              (157)      3,639           -
                                                            ----------   ---------   ---------

  Operating income (loss)                                      (69,929)     72,698      48,451

Other income (loss):
   Interest expense                                            (19,113)    (19,027)    (14,446)
   Equity in income (loss) of affiliated companies, net         (1,805)     31,933     (28,448)
   Gain on sale of assets                                        6,200       8,774           -
   Other, net                                                      932      (1,876)      1,389
                                                            ----------   ---------   ---------

       Total other income (expense)                            (13,786)     19,804     (41,505)
                                                            ----------   ---------   ---------

   Income (loss) before income taxes                           (83,715)     92,502       6,946

Provision (benefit) for income taxes                           (20,756)     23,415      (7,418)
                                                            ----------   ---------   ---------

   Net income (loss)                                        $  (62,959)     69,087      14,364
                                                            ==========   =========   =========

Net income (loss) per share:

   Basic                                                        $(1.05)       1.16        0.24
                                                                ======        ====        ====

   Diluted                                                      $(1.05)       1.12        0.24
                                                                ======        ====        ====

See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 Years ended November 30, 2000, 1999, and 1998
                                (In thousands)

                                                                                             Accumulated
                                                                     Additional    Common       other
                                                      Common Stock     paid-in     stock    comprehensive   Retained
                                                     Shares  Amount    capital    warrant        loss       earnings   Total
                                                     ------  ------  -----------  --------  --------------  --------  --------

Balance at November 30, 1997                         58,499    $293      72,985         4          (6,469)    94,052  160,865
 Comprehensive income:
  Net income                                              -       -           -         -               -     14,364   14,364
  Foreign currency translation
   adjustment                                             -       -           -         -          (1,712)         -   (1,712)
                                                                                                                      -------
      Total comprehensive income                                                                                       12,652
 Common stock issued under
  stock option plans                                    464       5       4,269         -               -          -    4,274
 Two-for-one common stock split                           -     292        (292)        -               -          -        -
                                                     ------    ----      ------   -------   -------------   --------  -------

Balance at November 30, 1998                         58,963     590      76,962         4          (8,181)   108,416  177,791
 Comprehensive Income:
  Net income                                              -       -           -         -               -     69,087   69,087
  Foreign currency translation
    adjustment                                            -       -           -         -            (328)         -     (328)
                                                                                                                      -------
      Total comprehensive income                                                                                       68,759
 Common stock issued under
    stock option plans                                  533       5       3,969         -               -          -    3,974
 Exercise of common stock warrant                       561       6          (2)       (4)              -          -        -
                                                     ------    ----      ------   -------   -------------   --------  -------

Balance at November 30, 1999                         60,057     601      80,929         -          (8,509)   177,503  250,524
 Comprehensive Loss:
  Net loss as restated (note 2)                           -       -           -         -               -    (62,959) (62,959)
  Foreign currency translation
    adjustment                                            -       -           -         -          (2,352)         -   (2,352)
                                                                                                                      -------
      Total comprehensive loss                                                                                        (65,311)
 Common stock issued under
    stock option plans                                   85       1         369         -               -          -      370
                                                     ------    ----      ------   -------   -------------   --------  -------

Balance at November 30, 2000 as restated (note 2)    60,142    $602      81,298         -         (10,861)   114,544  185,583
                                                     ======    ====      ======   =======   =============   ========  =======

See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended November 30, 2000, 1999, and 1998
                                (In thousands)

                                                                             2000       1999       1998
                                                                           ---------   -------   --------
                                                                          As restated
                                                                            (note 2)
Cash flows from operating activities:
 Net income (loss)                                                         $ (62,959)   69,087     14,364
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Provision for doubtful accounts                                         51,636    11,643     14,120
      Provision for inventory obsolescence                                    32,255    23,012     12,434
      Depreciation, amortization and impairment of assets                     23,571    16,911     11,426
      Gain on sale of assets                                                  (6,200)   (8,774)         -
      Equity in loss (income) of affiliated companies, net                     1,805   (31,933)    28,448
      Deferred income taxes                                                  (34,446)    8,950    (13,073)
      Changes in certain operating assets and liabilities:
          Accounts receivable                                               (101,243)   29,751   (208,437)
          Inventories                                                       (119,867)   61,232    (90,164)
          Prepaid expenses                                                     2,705   (15,201)    (8,803)
          Other assets                                                          (648)   (2,327)      (116)
          Accounts payable                                                   168,224   (99,349)   119,360
          Accrued expenses                                                     1,474   (16,070)    19,760
          Income taxes payable                                                (5,698)      882     (2,109)
                                                                           ---------   -------   --------

               Net cash provided by (used in) operating activities           (49,391)   47,814   (102,790)
                                                                           ---------   -------   --------

Cash flows from investing activities:
 Purchases of property and equipment                                          (5,461)   (8,499)   (12,498)
 Acquisitions of businesses, net of cash acquired                             (4,241)   (2,301)   (13,526)
 Proceeds from sale of assets                                                    377    41,778          -
 Purchase of investment                                                       (4,144)        -          -
 Acquisition of minority interests                                                 -         -       (900)
 Increase in restricted cash                                                 (17,622)  (25,000)         -
                                                                           ---------   -------   --------

               Net cash provided by (used in) investing activities           (31,091)    5,978    (26,924)
                                                                           ---------   -------   --------

Cash flows from financing activities:
 Net borrowings (payments) on notes payable to financial institutions         86,637   (34,414)    82,030
 Checks not presented for payment                                                  -         -     17,719
 Net proceeds from issuance of common stock                                      370     3,137      3,302
                                                                           ---------   -------   --------

               Net cash provided by (used in) financing activities            87,007   (31,277)   103,051
                                                                           ---------   -------   --------

Net increase (decrease) in cash and cash equivalents                           6,525    22,515    (26,663)
Cash and cash equivalents at beginning of year                                70,498    47,983     74,646
                                                                           ---------   -------   --------

Cash and cash equivalents at end of year                                   $  77,023    70,498     47,983
                                                                           =========   =======   ========

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

The Company used foreign currency non-deliverable forward ("NDF") contracts to manage certain foreign exchange risks in conjunction with transactions with E.A. Electronicos e Componentes Ltda. (see note 3(b)). These contracts did not qualify as hedges against financial statement exposure. Gains or losses on these contracts represent the difference between the forward rate available on the underlying currency against the U.S. dollar for the remaining maturity of the contracts as of the balance sheet date and the contracted forward rate and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended November 30, 2000, 1999, and 1998, follows (in thousands, except per share data):

                                                             2000     1999      1998
                                                             ----     ----      ----
Basic:
Net income (loss)                                          $(62,959)  69,087   14,364
                                                           ========   ======   ======

Weighted average number of shares outstanding                60,131   59,757   58,865
                                                             ======   ======   ======

   Net income (loss) per share                               $(1.05)    1.16     0.24
                                                             ======     ====     ====
Diluted:
Net income (loss)                                          $(62,959)  69,087   14,364
Interest on convertible notes, net of tax effect                  -    4,500        -
                                                           --------   ------   ------

   Adjusted net income (loss)                              $(62,959)  73,587   14,364
                                                           ========   ======   ======

Weighted average number of shares outstanding                60,131   59,757   58,865
Effect of dilutive securities:
   Stock options and warrant                                      -      411    1,791
   Convertible notes                                              -    5,421        -
                                                           --------   ------   ------

Weighted average number of shares outstanding including
 effect of dilutive securities                               60,131   65,589   60,656
                                                           ========   ======   ======

   Net income (loss) per share                               $(1.05)    1.12     0.24
                                                             ======     ====     ====

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

(2)  Financial Statement Restatement

On June 28, 2001, the Company announced that the results of its year ended November 30, 2000 would be restated to reflect certain accounting adjustments. The restatement increases the previously reported net loss by $3.5 million ($0.06 per diluted share) from $59.4 million ($0.99 per diluted share) to $63.0 million ($1.05 per diluted share). The Company determined in the second quarter of fiscal 2001 that it had incorrectly included as a reduction of cost of sales certain credits received from vendors for returned inventory.

The accounting adjustments required to restate the Company's consolidated financial statements as of November 30, 2000, increase accounts payable by $5.5 million, increase deferred income tax assets by $2.0 million, and reduce retained earnings by $3.5 million. For the year ended November 30, 2000, the accounting adjustments increase cost of sales by $5.5 million and increase the income tax benefit by $2.0 million.

(3)  Related Party Transactions

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

(b)  Transactions with E.A. Electronicos e Componentes Ltda.

From 1998 until 2000 when the Company sold its interest in the joint venture (see note 15), the Company's Brazil operations had been primarily conducted through a majority-owned joint venture. The primary supplier of handsets to the joint venture was a Brazilian importer, E.A. Electronicos e Componentes Ltda. ("E.A."), which was a customer of the Company. Sales to E.A. were excluded from the Company's consolidated revenues, and the related gross profit was deferred until the handsets were sold by the Brazil joint venture to customers. At November 30, 1999, the Company had accounts receivable of $7.0 million due from E.A. and accounts payable of $10.5 million due to E.A.

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

(4)  Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and notes payable as of November 30, 2000 and 1999 approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt represents quoted market prices as of November 30, 2000 and 1999 as set forth in the table below (in thousands):

                                 2000               1999
                                 ----               ----

                           Carrying   Fair   Carrying   Fair
                            Amount   Value    Amount    Value
                           --------  ------  --------  -------

         Long-term debt    $150,000  37,320  $150,000  116,350
                           ========  ======  ========  =======

(5)  Property and Equipment

Property and equipment consisted of the following at November 30, 2000 and 1999 (in thousands):

                                                           2000      1999
                                                         --------   -------

       Land and buildings                                $  8,695     9,382
       Furniture, fixtures and equipment                   29,054    28,937
       Jet aircraft                                         4,454     4,454
       Leasehold improvements                               5,457     5,137
                                                         --------   -------

                                                           47,660    47,910
       Less accumulated depreciation and amortization     (25,645)  (20,429)
                                                         --------   -------

                                                         $ 22,015    27,481
                                                         ========   =======

(6)  Investments in Affiliated Companies

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

(7)  Debt

Notes payable to financial institutions consisted of the following at November 30, 2000 and 1999 (in thousands):

                                                                2000     1999
                                                              --------  ------

      Multicurrency revolving credit facility                 $ 82,700  17,200
      Brazilian credit facilities                                    -   8,872
      Peoples' Republic of China ("PRC") credit facilities      44,428  24,537
                                                              --------  ------

                                                              $127,128  50,609
                                                              ========  ======

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

(8) Income Taxes

The Company's income (loss) before income taxes was comprised of the following for the years ended November 30, 2000, 1999 and 1998 (in thousands):

                   2000       1999       1998
                 --------   --------   --------

United States    $(85,138)  $ 13,430    (48,413)
International       1,423     79,072     55,359
                 --------   --------   --------

 Total           $(83,715)  $ 92,502      6,946
                 ========   ========   ========

                     CELLSTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Provision (benefit) for income taxes for the years ended November 30, 2000, 1999 and 1998 consisted of the following (in thousands):

                                 Current   Deferred    Total
                                 --------  ---------  --------

Year ended November 30, 2000:
     United States:
          Federal                $    -     (28,296)  (28,296)
          State                    1,138     (1,778)     (640)
     International                12,552     (4,372)    8,180
                                 -------    -------   -------

                                 $13,690    (34,446)  (20,756)
                                 =======    =======   =======


Year ended November 30, 1999:
     United States:
         Federal                 $   (28)     3,245     3,217
         State                       897        407     1,304
     International                13,596      5,298    18,894
                                 -------    -------   -------

                                 $14,465      8,950    23,415
                                 =======    =======   =======


Year ended November 30, 1998:
     United States:
         Federal                 $(2,553)   (15,283)  (17,836)
         State                     1,067       (849)      218
     International                 7,141      3,059    10,200
                                 -------    -------   -------

                                 $ 5,655    (13,073)   (7,418)
                                 =======    =======   =======


Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2000, 1999 and 1998 (in thousands):

                                                                                   2000     1999     1998
                                                                               --------   ------   ------

Expected tax expense (benefit)                                                 $(29,300)  32,376    2,431
International and U.S. tax effects attributable to international operations      (4,731)  (8,869)  (9,065)
State income taxes, net of Federal benefits                                        (416)     848      142
Equity in (loss) income of affiliated companies, net                                631        6   (5,073)
Non-deductible goodwill and other                                                 1,919      371      204
Change in valuation allowance                                                    11,763     (131)   3,741
Foreign accumulated earnings tax                                                  1,228        -        -
Other, net                                                                       (1,850)  (1,186)     202
                                                                               --------   ------   ------

   Actual tax (benefit) expense                                                $(20,756)  23,415   (7,418)
                                                                               ========   ======   ======


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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2000 and 1999, is presented below (in thousands):

                                                  2000     1999
                                                --------   ------

Deferred income tax assets:
   United States:
      Accounts receivable                       $ 14,387    2,746
      Inventory adjustments for tax purposes       2,827    4,666
      Net operating loss carryforwards            22,784    2,306
      Foreign tax credit carryforwards             2,656    2,308
      Capital Losses                               4,639        -
      Other, net                                   4,381    2,279
   International:
      Accounts receivable                          2,091        -
      Net operating loss carryforwards             8,640    4,172
      Other, net                                     880      822
                                                --------   ------

                                                  63,285   19,299
   Valuation allowance                           (15,935)  (4,172)
                                                --------   ------

                                                $ 47,350   15,127
                                                ========   ======


Deferred income tax liabilities -
   international inventory adjustments
   for tax purposes                               $6,573    8,796
                                                  ======   ======


In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance for deferred income tax assets as of December 1, 1999 and 1998, was $4.2 million and $2.6 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2000 and 1999, was an increase of $11.8 million and $1.6 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company should realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. At November 30, 2000, the Company had U.S. Federal net operating loss carryforwards of approximately $64.9 million, which will begin to expire in 2018.

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

(9) Leases

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

                 Year ending
                 November 30,    Amount
                 ------------    ------

                     2001        $4,542
                     2002         3,387
                     2003         2,546
                     2004         1,811
                     2005         1,700
                   Thereafter       428
                                -------
                                $14,414
                                =======

(10) Impairment of Assets

In the third quarter of 2000, the Company decided to exit its Venezuela operations (see note 16). The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations at approximately carrying value.

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

(11) Lawsuit Settlement

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

(12) Restructuring Charge

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

                  Employee termination costs            $2,373
                  Write-down of assets                     760
                  Other                                    506
                                                        ------
                                                        $3,639
                                                        ======

(13) Gain on Sale of Assets

The Company recorded a gain of $6.2 million for the year ended November 30, 2000, associated with the sale of the following (in thousands):

                  Brazil joint venture                  $6,048
                  Poland operations                        152
                                                        ------
                                                        $6,200
                                                        ======

The Company recorded a gain of $8.8 million for the year ended November 30, 1999 associated with the sale of the following (in thousands):


                  Prepaid operations in Venezuela       $5,197
                  Retail stores in the United States     2,911
                  Other                                    666
                                                        ------
                                                        $8,774
                                                        ======

(14) United Kingdom International Trading Operations

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

(15) Brazil

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

On August 25, 2000, the Company completed the divestiture of its 51% ownership in the joint venture to its joint venture partner, Fontana Business Corp. Following is a summary of the operations related to Brazil (amounts in thousands):

                                                   Year ended November 30,
                                                ------------------------------
                                                  2000       1999      1998
                                                --------   --------   --------

           Revenues                             $ 40,602    193,756     99,877

           Cost of sales                          41,567    178,829     95,927
                                                --------   --------   --------

             Gross profit (loss)                    (965)    14,927      3,950

           Selling, general and
             administrative expenses              10,038     10,255      7,081
                                                --------   --------   --------

                Operating income (loss)          (11,003)     4,672     (3,131)
                                                --------   --------   --------

           Other income (expense):
             Gain on sale of assets                6,047         -           -
             Interest expense                     (3,474)   (5,098)     (2,448)
             Other, net                                -    (2,249)        801
                                                --------   --------   --------

                Total other income (expense)       2,573     (7,347)    (1,647)
                                                --------   --------   --------

           Loss before income taxes             $ (8,430)    (2,675)    (4,778)
                                                ========   ========   ========


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

(16) Venezuela

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

                                                          Year ended November 30,
                                                         --------------------------
                                                           2000     1999     1998
                                                           ----     ----     ----
         Revenues                                        $ 36,639   77,077   51,607
         Cost of sales                                     35,342   67,995   41,341
                                                         --------   ------   ------

           Gross profit                                     1,297    9,082   10,266

         Selling, general and administrative expenses       8,630    4,212    5,016
         Impairment of assets                               4,930        -        -
                                                         --------   ------   ------

              Operating income (loss)                     (12,263)   4,870    5,250
                                                         --------   ------   ------

         Other income (expense):
           Gain on sale of assets                               -    5,197        -
           Interest expense                                    (8)     (14)     (10)
           Other, net                                      (1,039)    (593)    (200)
                                                         --------   ------   ------

              Total other income (expense)                 (1,047)   4,590     (210)
                                                         --------   ------   ------

         Income (loss) before income taxes               $(13,310)   9,460    5,040
                                                         ========   ======   ======

(17) Redistributor Business

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

(18) Inventory Obsolescence Expense and Bad Debt Expense

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

(19) Concentration of Credit Risk and Major Customer Information

Pacific Bell Mobile Services, a North American Region customer, accounted for approximately 10% of revenues or $194.6 million of revenues for the year ended November 30, 1998. No customer accounted for 10% or more of consolidated revenues in the years ended November 30, 2000 and 1999.

(20) Segment and Related Information

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

Segment information for the years ended November 30, 2000, 1999 and 1998 follows (in thousands):

                                                            Asia-      Latin     North
                                                           Pacific    America   America   Europe   Corporate     Total
                                                         -----------  --------  --------  -------  ----------  ----------

November 30, 2000:
 Revenues from external customers                        $1,024,762   636,354   499,171   315,395          -   2,475,682
 Impairment of assets                                             -    11,365       974         -          -      12,339
 Operating income (loss)                                      7,770   (38,724)  (16,425)    2,263    (24,813)    (69,929)
 Equity in income (loss) of affiliated companies, net        (1,805)        -         -         -          -      (1,805)
 Income (loss) before interest and income taxes               6,361   (31,623)  (24,021)    2,450    (22,528)    (69,361)
 Total assets                                               289,677   256,907   172,527    56,824     82,889     858,824
 Depreciation, amortization and impairment of assets          1,905    14,492     3,661       810      2,703      23,571
 Capital expenditures                                         1,256     2,052     1,309       452        392       5,461

November 30, 1999:
 Revenues from external customers                        $  769,412   717,273   377,129   469,991          -   2,333,805
 Impairment of assets                                             -         -         -     5,480          -       5,480
 Restructuring charge                                         1,277         -     2,302         -         60       3,639
 Operating income (loss)                                     41,537    31,580    17,529     5,506    (23,454)     72,698
 Equity in income (loss) of affiliated companies, net           (18)        -    31,951         -          -      31,933
 Income (loss) before interest and income taxes              41,102    31,013    48,555     5,433    (18,455)    107,648
 Total assets                                               240,523   261,618   126,208    56,536     21,553     706,438
 Depreciation, amortization and impairment of assets          1,869     2,564     3,683     6,426      2,369      16,911
 Capital expenditures (1)                                     1,028     3,522     3,072       877          -       8,499

November 30, 1998:
 Revenues from external customers                        $  513,869   705,624   472,837   303,520          -   1,995,850
 Lawsuit settlement                                               -         -         -         -      7,577       7,577
 Operating income (loss)                                     38,727    28,541       527     5,226    (24,570)     48,451
 Equity in income (loss) of affiliated companies, net           768         -   (29,216)        -          -     (28,448)
 Income (loss) before interest and income taxes              37,804    27,959   (28,437)    6,482    (25,337)     18,471
 Total assets                                               235,147   319,944   152,004    54,659     13,771     775,525
 Depreciation and amortization                                2,012     3,742     3,197       670      1,805      11,426
 Capital expenditures (1)                                       968     5,922     5,082       526          -      12,498

(1) Prior to 2000, Corporate segment property and equipment was reported in North America.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2000, 1999, and 1998 follows (in thousands):


                                                                                           2000      1999      1998
                                                                                       --------   -------   -------
Income (loss) before interest and income taxes per segment information                 $(69,361)  107,648    18,471
Interest expense per the consolidated statements of operations                          (19,113)  (19,027)  (14,446)
Interest income included in other, net in the consolidated statements of operations       4,759     3,881     2,921
                                                                                       --------   -------   -------

Income (loss) before income taxes per the consolidated statements of operations        $(83,715)   92,502     6,946
                                                                                       ========   =======   =======


Geographical information for the years ended November 30, 2000, 1999 and 1998, follows (in thousands):

                                     2000                    1999                   1998
                                  ----------              ----------              ---------

                                           Long-lived              Long-lived             Long-lived
                               Revenues    Assets      Revenues    Assets      Revenues   Assets
                               ----------  ----------  ----------  ----------  ---------  ----------

United States                  $  578,262      15,257     531,328      19,538    834,521      25,448

People's Republic of China,
 which includes Hong Kong         725,409       6,591     528,572       3,296    404,883       1,797

United Kingdom                    163,797         637     341,090         798    209,439         372

Mexico                            383,256       3,038     228,959       2,469    144,178       1,572

All other countries               624,958       5,664     703,856       8,998    402,829       5,769
                               ----------      ------   ---------      ------  ---------      ------

                               $2,475,682      31,187   2,333,805      35,099  1,995,850      34,958
                               ==========      ======   =========      ======  =========      ======


For purposes of the geographical information above, the Company's Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

(21) Acquisitions

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

(22) Stockholders' Equity

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

The Company also has a stock option plan for non-employee directors ("Directors' Option Plan"). The Directors' Option Plan provides that each non- employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director should automatically be granted an option to purchase 7,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 150,000 shares of common stock are authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan becomes exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also receive an annual grant of an option for 5,000 shares of Company common stock under the Plan. Such options vest over a four year period and have an exercise price equal to the fair market value of the Company's common stock as of market close on the date of grant.

The per share weighted-average fair value of stock options granted during the years ended November 30, 2000, 1999 and 1998, was $5.85, $4.45 and $6.375,
respectively, on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                                                   2000    1999   1998
                                                  -----   -----  -----

           Dividend yield                          0.00%   0.00   0.00
           Volatility                             88.00   81.00  83.00
           Risk-free interest rate                 6.50    5.10   5.40
           Expected term of options (in years)      3.4     3.4    3.2


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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                           2000     1999      1998
                                                           ----     ----      ----
      Net income (loss) as reported                      $(62,959)  69,087  14,364
      Diluted net income (loss) per share as reported       (1.05)    1.12    0.24
      Pro forma net income (loss)                         (65,981)  67,605  10,136
      Pro forma diluted net income (loss) per share         (1.10)    1.11    0.17

Stock option activity during the years ended November 30, 2000, 1999 and 1998, is as follows:

                                               2000                 1999                 1998
                                     --------------------  --------------------  --------------------

                                                Weighted-             Weighted-             Weighted-
                                                Average               Average               Average
                                     Number     Exercise   Number     Exercise   Number     Exercise
                                     of shares  Prices     of shares  Prices     of shares  Prices
                                     ---------  ---------  ---------  ---------  ---------  ---------
Granted                              1,513,695     $9.553  1,487,450     $8.057  2,095,458    $11.491
Exercised                               85,125      4.654    532,878      5.545    464,378      7.110
Forfeited                            1,019,851      9.559  1,369,012      9.444  1,075,062     19.680
Outstanding, end of year             4,684,307      8.782  4,275,588      8.617  4,690,028      8.704
Exercisable, end of year             2,189,689      8.121  1,929,149      7.829  1,417,757      6.531
Reserved for future grants
 under the Plan                      5,057,532
Reserved for future grants
 under the Directors' Option Plan       90,000

For options outstanding and exercisable as of November 30, 2000, the exercise prices and remaining lives were:

                                             Average      Average                Average
                              Number     Remaining Life   Exercise    Number     Exercise
Range of Exercise Prices    Outstanding    (in years)      Prices   Exercisable   Prices
--------------------------  -----------  ---------------  --------  -----------  --------

$2.2500 - 6.4060              1,172,500       5.6         $ 5.9034      968,125  $ 6.1077
$6.4380 - 8.3750              1,199,502       7.4           7.6997      573,252    7.4166
$8.6700 - 9.8750              1,216,679       9.1           9.8433       11,250    8.6700
$10.3130 - 19.880             1,095,626       7.2          11.8705      637,062   11.8041
                              ---------                               ---------

                              4,684,307       7.3         $ 8.7824    2,189,689  $ 8.1208
                              =========      ====         ========    =========  ========


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

(23) Commitments and Contingencies

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    (c) Financial Guarantee

    The Company has guaranteed up to MYR 5.9 million (Malaysian ringgits), or $1.5 million as of November 30, 2000, for bank borrowings of Amtel. In addition, the Company has guaranteed certain accounts payable of Amtel at November 30, 2000. The Company is not guaranteeing future debt or accounts payable of Amtel. As of January 31, 2001, the aggregate bank borrowings and accounts payable of Amtel guaranteed by the Company was approximately $2.5 million.

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

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

                                 First          Second            Third           Fourth
                                Quarter        Quarter           Quarter         Quarter
                               ----------  ----------------  ---------------  --------------
2000

Revenues                        $589,859        561,370          629,793          694,660
Gross profit                      48,283          3,137 (a)       23,277 (a)       36,788 (a)
Net income(loss)                   9,446        (42,424)(a)(b)   (13,905)(a)(c)   (16,076)(a)(d)
Net income(loss) per share:
      Basic                         0.16          (0.71)(a)        (0.23)(a)        (0.27)(a)
      Diluted                       0.16          (0.71)(a)        (0.23)(a)        (0.27)(a)

1999

Revenues                        $515,348        570,325          560,222          687,910
Gross profit                      43,639         49,058           47,706           53,027
Net income                        15,591 (e)     13,969 (f)       14,998           24,529 (g)
Net income per share:
      Basic                         0.26           0.23             0.25             0.41
      Diluted                       0.26           0.23             0.25             0.39

(a) As restated (see Note 2 of notes to consolidated financial statements). The effect of the restatement by quarter is to reduce gross profit and increase net loss by the following amounts:

                          Second    Third     Fourth
                         Quarter   Quarter   Quarter

Gross profit              (4,289)     (916)     (338)
Net income                (2,745)     (586)     (217)
Net income per share:
 Basic                     (0.05)    (0.01)    (0.01)
 Diluted                   (0.05)    (0.01)    (0.01)


(b) In the second quarter of 2000, the Company's operations were affected by significant declines in gross profit due to competitive margin pressures and by increases in bad debt expense related to the redistributor business and Brazil related receivables.

(c) In the third quarter of 2000, the Company's operations were affected by charges related to its decision to exit its Venezuela operations and the gain on the divestiture of its 51% interest in the Brazil joint venture.

(d) In the fourth quarter of 2000, the Company's operations were affected by accounts receivable reserves for accounts whose businesses have been adversely affected by competitive market conditions in Asia and the United States, and a non-cash goodwill impairment charge for its Peru operations.

(e) In the first quarter of 1999, the Company's operations were affected by the gain on the sale of part of its equity and debt investment in Topp, a gain associated with the sale of all its retail stores in the Dallas-Fort Worth area, and a loss on the conversion of a U.S. dollar denominated loan into Brazilian reals.

(f) In the second quarter of 1999, the Company's operations were affected by the restructuring charge associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of the management in the Asia-Pacific Region and the sale of its prepaid operation in Venezuela and retail stores in the Kansas City area.

(g) In the fourth quarter of 1999, the Company's operations were affected by the gain on the sale of the remaining debt and equity interest in Topp and a charge to reduce the carrying value of CellStar Poland Sp. zo.o.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended November 30, 2000, 1999 and 1998
                                 (in thousands)

                                       Balance at   Charged to  Charged to   Deductions,   Balance at
                                      beginning of  costs and   activation      net of       end of
                                         period      expenses   income (a)    recoveries     period
                                      ------------  ----------  -----------  ------------  ----------

Allowance for doubtful accounts:
     November 30, 2000                     $33,152      51,533         103        (8,978)      75,810
     November 30, 1999                      33,361      10,392       1,251       (11,852)      33,152
     November 30, 1998                      23,857      13,639         481        (4,616)      33,361
Reserve for inventory obsolescence
     November 30, 2000                     $14,868      32,255           -       (27,811)      19,312
     November 30, 1999                      12,082      23,012           -       (20,226)      14,868
     November 30, 1998                       2,795      12,434           -        (3,147)      12,082


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