Form 10-Q/A
period 2001-02-28
CELLSTAR CORP
filed 2001-07-06
CIK 913590

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

          For the transition period from ___________ to ____________

                         Commission File Number 0-22972

                              CELLSTAR CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              75-2479727
               --------                              ----------

     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

                             1730 Briercroft Court
                            Carrollton, Texas 75006
                            Telephone (972) 466-5000
                            ------------------------
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes    X    No
                                   -----     -----


     On April 9, 2001, there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               Introductory Note

CellStar Corporation (the "Company" or "CellStar") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for the first quarter ended February 28, 2001 filed with the Securities and Exchange Commission on April 12, 2001. This Form 10-Q/A is being filed to include restated financial information and disclosures related to the Company's accounting restatement announced on June 28, 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1 and 2 below.

                             INDEX TO FORM 10-Q/A

                                                                   Page
PART I-FINANCIAL INFORMATION                                      Number
------ ---------------------                                      ------

Item 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS (unaudited)
        February 28, 2001 and November 30, 2000                       3

        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
        Three months ended February 28, 2001 and February 29, 2000    4

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        AND COMPREHENSIVE INCOME (unaudited)
        Three months ended February 28, 2001                          5

        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        Three months ended February 28, 2001 and February 29, 2000    6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)        7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                           12

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                             17

PART II-OTHER INFORMATION
------- -----------------

Item 1. LEGAL PROCEEDINGS                                             18

Item 2. CHANGES IN SECURITIES                                         19

Item 3. DEFAULTS UPON SENIOR SECURITIES                               19

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19

Item 5. OTHER INFORMATION                                             19

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                              19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                   (Amounts in thousands, except share data)

                                                                                         February 28,   November 30,
                                                                                             2001           2000
                                                                                          -----------   -----------
                                                                                          As restated   As restated
                                                                                            (note 2)       (note 2)
                                     Assets
                                     ------
Current Assets:
         Cash and cash equivalents                                                          $ 53,718         77,023
         Restricted cash                                                                      41,757         42,622
         Accounts receivable (less allowance for doubtful accounts of
          $61,567 and $75,810, respectively)                                                 249,462        345,996
         Inventories                                                                         202,401        265,644
         Deferred income tax assets                                                           31,389         30,866
         Prepaid expenses                                                                     20,374         25,470
                                                                                            --------        -------
                  Total current assets                                                       599,101        787,621

Property and equipment, net                                                                   19,516         22,015
Goodwill (less accumulated amortization of $6,398 and $17,408, respectively)                  23,362         23,532
Deferred income tax assets                                                                    16,484         16,484
Other assets                                                                                   9,493          9,172
                                                                                            --------        -------
                                                                                            $667,956        858,824
                                                                                            ========        =======

                              Liabilities and Stockholders' Equity
                              ------------------------------------
Current liabilities:
         Accounts payable                                                                   $198,459        361,006
         Notes payable                                                                        99,410        129,970
         Accrued expenses                                                                     24,483         22,744
         Income taxes payable                                                                  1,954          2,948
         Deferred income tax liabilities                                                       4,849          6,573
                                                                                            --------        -------
                  Total current liabilities                                                  329,155        523,241
Long-term debt                                                                               150,000        150,000
                                                                                            --------        -------
                  Total liabilities                                                          479,155        673,241
                                                                                            --------        -------
Stockholders' equity:
         Preferred stock, $.01 par value, 5,000,000 shares authorized;
                  none issued                                                                      -              -
         Common stock, $.01 par value, 200,000,000 shares authorized;
                  60,142,221 shares issued and outstanding                                       602            602
         Additional paid-in capital                                                           81,298         81,298
         Accumulated other comprehensive loss - foreign currency
                  translation adjustments                                                    (11,835)       (10,861)
         Retained earnings                                                                   118,736        114,544
                                                                                            --------        -------
                  Total stockholders' equity                                                 188,801        185,583
                                                                                            --------        -------
                                                                                            $667,956        858,824
                                                                                            ========        =======

     See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
           Three months ended February 28, 2001 and February 29, 2000
                                  (Unaudited)
                 (Amounts in thousands, except per share data)



                                                 2001      2000
                                               --------   -------
Revenues                                       $645,158   589,859

Cost of sales                                   608,365   541,576
                                               --------   -------

       Gross profit                              36,793    48,283

Selling, general and
       administrative expenses                   28,934    32,239
Restructuring charge (credit)                         -      (157)
                                               --------   -------
       Operating income                           7,859    16,201
                                               --------   -------
Other income (expense):
       Equity in income (loss) of
             affiliated companies, net             (700)       85
       Gain on sale of assets                       933         -
       Interest expense                          (5,089)   (4,071)
       Other, net                                 2,740       214
                                               --------   -------
              Total other income (expense)       (2,116)   (3,772)
                                               --------   -------

       Income before income taxes                 5,743    12,429

Provision for income taxes                        1,551     2,983
                                               --------   -------

       Net income                              $  4,192     9,446
                                               ========   =======
Net income per share:
        Basic                                     $0.07      0.16
                                               ========   =======
        Diluted                                   $0.07      0.16
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


                                                                                         Accumulated
                                                                        Additional    other comprehensive  Retained
                                                      Common Stock    paid-in capital        loss          earnings   Total
                                                    ----------------  --------------- -------------------  --------   -----
                                                    Shares    Amount
                                                    ------    ------
Balance at November 30, 2000 - as restated (note 2) 60,142     $ 602      81,298            (10,861)       114,544   185,583
Comprehensive income:
  Net income                                                      -           -                  -           4,192     4,192
  Foreign currency translation adjustment                         -           -                (974)            -       (974)
                                                                                                                      ------
    Total comprehensive income                                                                                         3,218
                                                    ------      -----     ------            -------        -------   -------
Balance at February 28, 2001 - as restated (note 2) 60,142      $ 602     81,298            (11,835)       118,736   188,801
                                                    ======      =====     ======            =======        =======   =======


     See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
           Three months ended February 28, 2001 and February 29, 2000
                                  (Unaudited)
                                 (In thousands)

                                                                     2001       2000
                                                                   ---------   -------
Cash flows from operating activities:
  Net income                                                       $   4,192     9,446
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                     2,871     2,908
     Equity in loss (income) of affiliated companies, net                700       (85)
     Gain on sale of assets                                             (933)        -
     Deferred income taxes                                            (2,247)    1,503
     Changes in operating assets and liabilities
      net of effects of disposition of business:
        Accounts receivable                                           93,152     4,664
        Inventories                                                   62,014   (59,654)
        Prepaid expenses                                               4,024    (1,660)
        Other assets                                                    (861)     (753)
        Accounts payable                                            (157,826)    2,496
        Accrued expenses                                               2,472       676
        Income taxes payable                                            (994)      566
                                                                   ---------   -------
           Net cash provided by (used in) operating activities         6,564   (39,893)
                                                                   ---------   -------
Cash flows from investing activities:
  Proceeds from sale of assets                                         2,237         -
  Change in restricted cash                                              865      (213)
  Purchases of property and equipment                                 (1,676)   (1,734)
  Acquisition of business, net of cash acquired                            -       (40)
  Purchase of investment                                                   -    (4,144)
  Investment in joint venture                                           (735)        -
                                                                   ---------   -------
         Net cash provided by (used in) investing activities             691    (6,131)
                                                                   ---------   -------
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable                       (30,560)   47,147
  Net proceeds from issuance of common stock                               -       279
                                                                   ---------   -------
         Net cash provided by (used in) financing activities         (30,560)   47,426
                                                                   ---------   -------

Net increase (decrease) in cash and cash equivalents                 (23,305)    1,402
Cash and cash equivalents at beginning of period                      77,023    70,498
                                                                   ---------   -------
Cash and cash equivalents at end of period                         $  53,718    71,900
                                                                   =========   =======

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

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A Amendment No. 2 for the year ended November 30, 2000.

     Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

(2)  Financial Statement Restatement

     On June 28, 2001, the Company announced that its results for the year ended November 30, 2000, would be restated to reflect certain accounting adjustments. The Company determined in the second quarter of fiscal 2001 that it had incorrectly included as a reduction of cost of sales certain credits received from vendors for returned inventory. Results for the three months ended February 28, 2001 and February 29, 2000 are not affected by this restatement.

The accounting adjustments required to restate the Company's consolidated financial statements as of November 30, 2000, and February 28, 2001, increase accounts payable by $5.5 million, increase deferred income tax assets by $2.0 million, and reduce retained earnings by $3.5 million.

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

     A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended February 28, 2001, and February 29, 2000, follows (in thousands, except per share data):



                                                             2001    2000
                                                           -------  ------
Basic:
Net income                                                 $ 4,192   9,446
                                                           =======  ======
Weighted average number of shares outstanding               60,142  60,104
                                                           =======  ======
      Net income per share                                 $  0.07    0.16
                                                           =======  ======


                                                             2001    2000
                                                           -------  ------
Diluted:
Net income                                                 $ 4,192   9,446
Interest on convertible notes, net of tax effect                 -       -
                                                           -------  ------
     Adjusted net income                                   $ 4,192   9,446
                                                           =======  ======

Weighted average number of shares outstanding               60,142  60,104
Effect of dilutive securities:
     Stock options                                               4     555
     Convertible notes                                           -       -
                                                           -------  ------
Weighted average number of shares outstanding including
       effect of dilutive securities                        60,146  60,659
                                                           =======  ======

      Net income per share                                 $  0.07    0.16
                                                           =======  ======

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

(4)  Segment and Related Information

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

     Segment asset information at February 28, 2001, and November 30, 2000, follows (in thousands):

                            Asia-     North    Latin
                           Pacific   America  America  Europe  Corporate   Total
                          ---------  -------  -------  ------  ---------  -------

     Total assets - as restated (note 2)

     February 28, 2001     $262,908  123,180  190,718  58,931     32,219  667,956
     November 30, 2000      289,677  172,527  256,907  56,824     82,889  858,824


     Segment operations information for the three months ended February 28, 2001, and February 29, 2000, follows (in thousands):

                                                    Asia-     North
                                                   Pacific   America  Latin America  Europe   Corporate    Total
                                                  ---------  -------  -------------  -------  ----------  -------
     Three months ended
       February 28, 2001:
          Revenues from external customers         $298,522  146,522        139,068   61,046          -   645,158
               Income (loss) before
                     interest and income taxes        4,472    4,278          3,189      121     (2,738)    9,322
     Three months ended
       February 29, 2000:
          Revenues from external customers          241,918   77,457        155,206  115,278          -   589,859
               Income (loss) before
                     interest and income taxes       11,722      845          5,023    2,694     (4,665)   15,619



                                                                                         2001     2000
                                                                                       -------  -------

Income before interest and income taxes per segment information......................  $ 9,322   15,619
Interest expense per the consolidated statements of operations.......................   (5,089)  (4,071)
Interest income included in other, net in the consolidated statements of operations..    1,510      881
                                                                                       -------   ------
Income before income taxes per the consolidated statements of operations.............  $ 5,743   12,429
                                                                                       =======   ======

(5)  Notes Payable

     Notes payable consisted of the following at February 28, 2001 and November 30, 2000 (in thousands):

                                                          2001     2000
                                                        -------- --------
Multicurrency revolving credit facility                 $ 50,335  82,700
People's Republic of China ("PRC") credit facilities      38,505  44,428
Taiwan note payable                                        7,728       -
Peru note payable                                          2,842   2,842
                                                        -------- -------
                                                        $ 99,410 129,970
                                                        ======== =======

     As of January 30, 2001, the Company had negotiated an amendment to its Multicurrency Revolving Credit Facility, (the "Facility") that reduced the amount of the Facility from $100.0 million to $86.4 million.

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

(6)  Accounting for Derivative Instruments and Hedging Activities

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

(7)  Contingencies

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

     Results of Operations

     The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2001, and February 29, 2000:


                                                 2001    2000
                                                -----   -----

Revenues                                        100.0%  100.0
Cost of Sales                                    94.3    91.8
                                                -----   -----
 Gross profit                                     5.7     8.2
Selling, general and administrative expenses      4.5     5.5
Restructuring charge (credit)                       -       -
                                                -----   -----
 Operating income                                 1.2     2.7
Other income (expense):
 Equity in income (loss) of
  affiliated companies                           (0.1)      -
 Gain on sale of assets                           0.1       -
 Interest expense                                (0.8)   (0.6)
 Other, net                                       0.5       -
                                                -----   -----
  Total other income (expense)                   (0.3)   (0.6)
                                                -----   -----
 Income before income taxes                       0.9     2.1
Provision for income taxes                        0.2     0.5
                                                -----   -----
 Net income                                       0.7%    1.6
                                                =====   =====

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

     Other, Net. Other, net increased $2.5 million, from income of $0.2 million in to income of $2.7 million, primarily due to gains on foreign currencies related to European operations and increased interest income.

     Income Taxes. Income tax expense decreased $1.4 million from $3.0 million to $1.6 million. The decrease in income tax expense was primarily attributable to a $6.7 million decrease in income before income taxes, partially offset by an increase in the Company's effective tax rate to 27.0% from 24.0%. The higher effective tax rate was attributable to changes in the expected geographical mix of income before income taxes.

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

     Compared to November 30, 2000, accounts receivable decreased from $346.0 million to $249.5 million. Inventories declined to $202.4 million, from $265.6 million at November 30, 2000. Accounts payable declined to $198.5 million, compared to $361.0 million at November 30, 2000. The reduction in accounts receivable and inventory was primarily due to 1) lower sales volume in the first quarter of 2001 compared to the fourth quarter of 2000; 2) large transactions in late fiscal 2000 which increased receivables and inventory; and 3) aggressive efforts by the Company to reduce accounts receivable and inventories. The decline in accounts payable corresponded to the decline in accounts receivable and inventory.

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

  10.5 First Amendment to Second Amended and Restated Credit Agreement and Post Closing Matters Agreement, dated as of March 15, 2001, by and among CellStar Corporation and the Financial Institutions Signatory Thereto. (8 )

________________________________

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

   (4) Previously filed as an exhibit to the Company's Registration Statement on Form 8 - A (File No. 000-22972), filed January 3, 1997, and incorporated here in by reference.

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

   (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, filed on April 12, 2001, and incorporated herein by reference.

         (B)  Reports on Form 8-K

              None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CELLSTAR CORPORATION



                                /s/ Austin P. Young
                            ------------------------------------------------
                            By:  Austin P. Young
                            Senior Vice President, Chief Financial Officer
                                and Treasurer
                            (Principal Financial Officer)


                                /s/  Raymond L. Durham
                            --------------------------------------------
                            By:  Raymond L. Durham
                            Vice President, Corporate Controller
                            (Principal Accounting Officer)





                               Date: July 5, 2001