Form 10-Q
period 2001-05-31
CELLSTAR CORP
filed 2001-07-13
CIK 913590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2001
                                      or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                Yes  X  No _____
                                   -----


     On July 9, 2001, there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                             CELLSTAR CORPORATION
                              INDEX TO FORM 10-Q

                                                                       Page
PART I - FINANCIAL INFORMATION                                         Number
------   ---------------------                                         ------
Item 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (unaudited)
          May 31, 2001 and November 30, 2000                                3

          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
          Three and six months ended May 31, 2001 and 2000                  4

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          AND COMPREHENSIVE INCOME (unaudited)
          Six months ended May 31, 2001                                     5

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          Six months ended May 31, 2001 and 2000                            6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)            7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              13

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                20

PART II - OTHER INFORMATION
-------   -----------------

Item 1.   LEGAL PROCEEDINGS                                                21

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 22

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                   (Amounts in thousands, except share data)


                                                                                                     May 31,         November 30,
                                                                                                      2001              2000
                                                                                                 ---------------    --------------

                                                              Assets
                                                              ------
Current Assets:
           Cash and cash equivalents                                                             $        44,164            77,023
           Restricted cash                                                                                41,312            42,622
           Accounts receivable (less allowance for doubtful accounts of
                      $56,813 and $75,810, respectively)                                                 218,838           345,996
           Inventories                                                                                   165,911           265,644
           Deferred income tax assets                                                                     33,672            30,866
           Prepaid expenses                                                                               16,899            25,470
                                                                                                 ---------------    --------------
                      Total current assets                                                               520,796           787,621

Property and equipment, net                                                                               18,012            22,015
Goodwill (less accumulated amortization of $6,695 and $17,408, respectively)                              22,670            23,532
Deferred income tax assets                                                                                14,314            16,484
Other assets                                                                                               9,903             9,172
                                                                                                 ---------------    --------------
                                                                                                 $       585,695           858,824
                                                                                                 ===============    ==============

                                               Liabilities and Stockholders' Equity
                                               ------------------------------------

Current liabilities:
           Accounts payable                                                                      $       161,005           361,006
           Notes payable                                                                                  57,708           129,970
           Accrued expenses                                                                               19,741            22,744
           Income taxes payable                                                                            5,187             2,948
           Deferred income tax liabilities                                                                    13             6,573
                                                                                                 ---------------    --------------
                      Total current liabilities                                                          243,654           523,241
Long-term debt                                                                                           150,000           150,000
                                                                                                 ---------------    --------------
                      Total liabilities                                                                  393,654           673,241
                                                                                                 ---------------    --------------

Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares authorized;
                      none issued                                                                              -                 -
           Common stock, $.01 par value, 200,000,000 shares authorized;
                      60,142,221 shares issued and outstanding                                               602               602
           Additional paid-in capital                                                                     81,298            81,298
           Accumulated other comprehensive loss - foreign currency
                      translation adjustments                                                            (13,881)          (10,861)
           Retained earnings                                                                             124,022           114,544
                                                                                                 ---------------    --------------
                      Total stockholders' equity                                                         192,041           185,583
                                                                                                 ---------------    --------------
                                                                                                 $       585,695           858,824
                                                                                                 ===============    ==============


    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 (Amounts in thousands, except per share data)




                                                           Three months                       Six months
                                                           ended May 31,                    ended May 31,
                                                 -------------------------------------------------------------------
                                                      2001             2000            2001               2000
                                                 ---------------  --------------  ---------------    ---------------

Revenues                                         $       572,328         561,370        1,217,486          1,151,229

Cost of sales                                            537,673         558,233        1,146,038          1,099,809
                                                 ---------------  --------------  ---------------    ---------------

       Gross profit                                       34,655           3,137           71,448             51,420

Selling, general and
       administrative expenses                            23,238          58,059           52,172             90,298
Restructuring charge (credit)                                750               -              750               (157)
                                                 ---------------  --------------  ---------------    ---------------

       Operating income (loss)                            10,667         (54,922)          18,526            (38,721)
                                                 ---------------  --------------  ---------------    ---------------

Other income (expense):
       Equity in loss of
             affiliated companies                              -            (466)            (700)              (381)
       Gain on sale of assets                                  -               -              933                  -
       Interest expense                                   (3,875)         (4,702)          (8,964)            (8,773)
       Other, net                                            815             182            3,555                396
                                                 ---------------  --------------  ---------------    ---------------
             Total other income (expense)                 (3,060)         (4,986)          (5,176)            (8,758)
                                                 ---------------  --------------  ---------------    ---------------

       Income (loss) before income taxes                   7,607         (59,908)          13,350            (47,479)

Provision (benefit) for income taxes                       2,321         (17,484)           3,872            (14,501)
                                                 ---------------  --------------  ---------------    ---------------

       Net income (loss)                         $         5,286         (42,424)           9,478            (32,978)
                                                 ===============  ==============  ===============    ===============

Net income (loss) per share:
       Basic                                     $          0.09           (0.71)            0.16              (0.55)
                                                 ===============  ==============  ===============    ===============

       Diluted                                   $          0.09           (0.71)            0.16              (0.55)
                                                 ===============  ==============  ===============    ===============


    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
                         Six months ended May 31, 2001
                                  (Unaudited)
                                 (In thousands)


                                                  Common Stock                             Accumulated
                                             ----------------------     Additional     other comprehensive   Retained
                                               Shares      Amount     paid-in capital         loss           earnings       Total
                                             -----------  ---------  ----------------  ------------------- ------------  -----------
Balance at November 30, 2000                    60,142     $  602         81,298             (10,861)         114,544      185,583
 Comprehensive income:
    Net income                                                -              -                   -              9,478        9,478
    Foreign currency translation adjustment                   -              -                (3,020)             -         (3,020)
                                                                                                                         -----------
         Total comprehensive income                                                                                          6,458

                                             -----------  ---------  ----------------  ------------------- ------------  -----------
Balance at May 31, 2001                         60,142     $  602         81,298             (13,881)         124,022      192,041
                                             ===========  =========  ================  =================== ============  ===========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six months ended May 31, 2001 and 2000
                                  (Unaudited)
                                (In thousands)

                                                                                                 2001              2000
                                                                                            --------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                                        $      9,478          (32,978)
   Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
             Depreciation and amortization                                                         5,629            6,394
             Equity in loss of affiliated companies                                                  700              381
             Gain on sale of assets                                                                 (933)               -
             Deferred income taxes                                                                (7,196)         (20,781)
             Changes in operating assets and liabilities
                net of effects from disposition of business:
                       Accounts receivable                                                       122,297            2,351
                       Inventories                                                                98,504          (85,700)
                       Prepaid expenses                                                            7,499            5,270
                       Other assets                                                                  211           (1,818)
                       Accounts payable                                                         (195,280)          76,997
                       Accrued expenses                                                           (2,270)             638
                       Income taxes payable                                                        2,239           (6,865)
                                                                                            --------------    -------------
                         Net cash provided by (used in) operating activities                      40,878          (56,111)
                                                                                            --------------    -------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                                    2,237                -
   Change in restricted cash                                                                       1,310          (10,405)
   Purchases of property and equipment                                                            (2,060)          (2,722)
   Acquisition of business, net of cash acquired                                                    (195)             (84)
   Purchase of investment                                                                              -           (4,144)
   Investment in joint venture                                                                      (735)               -
                                                                                            --------------    -------------
                         Net cash provided by (used in) investing activities                         557          (17,355)
                                                                                            --------------    -------------

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                                                  (72,262)          46,877
   Additions to deferred loan costs                                                               (2,032)               -
   Net proceeds from issuance of common stock                                                          -              370
                                                                                            --------------    -------------
                         Net cash provided by (used in) financing activities                     (74,294)          47,247
                                                                                            --------------    -------------

Net decrease in cash and cash equivalents                                                        (32,859)         (26,219)
Cash and cash equivalents at beginning of period                                                  77,023           70,498
                                                                                            --------------    -------------
Cash and cash equivalents at end of period                                                  $     44,164           44,279
                                                                                            ==============    =============

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended May 31, 2001 and 2000, follows (in thousands, except per share data):

                                                                             Three months ended
                                                                                   May 31,
                                                                      ---------------------------------
                                                                           2001              2000
                                                                      ---------------    --------------
Basic:
Net income (loss)                                                            $ 5,286           (42,424)
                                                                      ===============    ==============
Weighted average number of shares outstanding                                 60,142            60,137
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.09             (0.71)
                                                                      ===============    ==============

Diluted:
Net income (loss)                                                            $ 5,286           (42,424)
Interest on convertible notes, net of tax effect                                   -                 -
                                                                      ---------------    --------------
   Adjusted net income (loss)                                                $ 5,286           (42,424)
                                                                      ===============    ==============

Weighted average number of shares outstanding                                 60,142            60,137
Effect of dilutive securities:
   Stock options                                                                   1                 -
   Convertible notes                                                               -                 -
                                                                      ---------------    --------------
Weighted average number of shares outstanding including
   effect of dilutive securities                                              60,143            60,137
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.09             (0.71)
                                                                      ===============    ==============



                                                                              Six months ended
                                                                                   May 31,
                                                                      ---------------------------------
                                                                             2001              2000
                                                                      ---------------    --------------

Basic:
Net income (loss)                                                            $ 9,478           (32,978)
                                                                      ===============    ==============
Weighted average number of shares outstanding                                 60,142            60,121
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.16             (0.55)
                                                                      ===============    ==============

Diluted:
Net income (loss)                                                            $ 9,478           (32,978)
Interest on convertible notes, net of tax effect                                   -                 -
                                                                      ---------------    --------------
   Adjusted net income (loss)                                                $ 9,478           (32,978)
                                                                      ===============    ==============

Weighted average number of shares outstanding                                 60,142            60,121
Effect of dilutive securities:
   Stock options                                                                   2                 -
   Convertible notes                                                               -                 -
                                                                      ---------------    --------------
Weighted average number of shares outstanding including
   effect of dilutive securities                                              60,144            60,121
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.16             (0.55)
                                                                      ===============    ==============

        Options outstanding at May 31, 2001, to purchase 6.1 million and 5.7 million shares of common stock for the three and six months ended May 31, 2001 were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive.

        Options outstanding to purchase 5.4 million shares of common stock for the three and six months ended May 31, 2000, respectively were not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

        The subordinated convertible notes were not dilutive for the three and six month periods ended May 31, 200l and 2000, respectively.

(3)     Segment and Related Information

        The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, North America, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export customers. The Corporate segment includes headquarter operations, primarily general and administrative costs, and income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

        Segment asset information as of May 31, 2001, and November 30, 2000, follows (in thousands):

                                       Asia-          North
                                      Pacific        America      Latin America       Europe       Corporate        Total
                                   -------------  -------------  ---------------  -------------  -------------  -------------
Total assets

May 31, 2001                       $   278,483        95,037         132,135          45,649         34,391        585,695
November 30, 2000                      289,677       172,527         256,907          56,824         82,889        858,824

Segment operations information for the three and six months ended May 31, 2001 and 2000, follows (in thousands):

                                              Asia-         North        Latin
                                             Pacific       America      America       Europe      Corporate       Total
                                          -------------  -----------  -----------  -----------  --------------  -----------
Three months ended
  May 31, 2001:
   Revenues from external customers          $ 308,983     104,983       98,579       59,783              -      572,328
   Income (loss) before                          9,116       6,789          390       (1,224)        (4,475)      10,596
      interest and income taxes

Three months ended
  May 31, 2000:
   Revenues from external customers             231,388     102,953      160,526       66,503             -      561,370
   Income (loss) before
      interest and income taxes                   1,461     (19,962)     (28,095)      (3,654)       (6,245)     (56,495)


                                                                                                     2001          2000
                                                                                                 ----------    ---------

Income (loss) before interest and income taxes per segment information.......................      $ 10,596      (56,495)
Interest expense per the consolidated statements of operations...............................        (3,875)      (4,702)
Interest income included in other, net in the consolidated statements of operations..........           886        1,289
                                                                                                 ----------    ---------
Income (loss) before income taxes per the consolidated statements of operations..............      $  7,607      (59,908)
                                                                                                 ==========    =========

                                              Asia-        North        Latin
                                             Pacific      America      America       Europe      Corporate        Total
                                          ------------- -----------  -----------  ----------- -------------- ---------------
Six months ended
   May 31, 2001:
     Revenues from external customers     $    607,505     251,505      237,647      120,829              -       1,217,486
     Income (loss) before
        interest and income taxes               13,588      11,067        3,579       (1,103)        (7,213)         19,918

Six  months ended May 31, 2000:
     Revenues from external customers          473,306     180,410      315,732      181,781              -       1,151,229
     Income (loss) before
        interest and income taxes               13,183     (19,117)     (23,072)        (960)       (10,910)        (40,876)


                                                                                                      2001            2000
                                                                                                  ----------       --------
Income (loss) before interest and income taxes per segment information......................      $  19,918         (40,876)
Interest expense per the consolidated statements of operations..............................         (8,964)         (8,773)
Interest income included in other, net in the consolidated statements of operations.........          2,396           2,170
                                                                                                  ----------       --------
Income (loss) before income taxes per the consolidated statements of operations.............      $  13,350         (47,479)
                                                                                                  ==========       ========

(4)    Notes Payable

       Notes payable consisted of the following at May 31, 2001 and November 30, 2000 (in thousands):

                                                                          2001           2000
                                                                       ----------     ----------
       Multicurrency revolving credit facility                         $ 16,081         82,700
       People's Republic of China ("PRC") credit facilities              30,776         44,428
       Taiwan note payable                                                8,009              -
       Peru note payable                                                  2,842          2,842
                                                                      ----------     ----------
                                                                       $ 57,708        129,970
                                                                      ==========     ==========


       As of January 30, 2001, the Company had negotiated an amendment to its Multicurrency Revolving Credit Facility, (the"Facility") that reduced the amount of the Facility from $100.0 million to $86.4 million.

       On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement that further reduced the amount of the Facility to $85.0 million on February 27, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further (i) increases the applicable interest rate margin by 25 basis points, (ii) shortens the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provides additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limits the borrowing base, and (vi) tightens restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

       As of July 3, 2001, the Company had negotiated an additional amendment to its Facility that reduced the borrowing capacity under the Facility from $85.0 million to $40.0 million and waived compliance with a covenant for the quarter ended May 31, 2001.

       At July 9, 2001 the Company had available $29.5 million of unused borrowing capacity under the Facility.

       At May 31, 2001, the Company's operations in the PRC had three lines of credit, one for USD $12.5 million, the second for RMB 215 million (approximately USD $26.0 million) and the third for RMB 50 million (approximately USD $6.0 million), bearing interest at 7.16%, 5.85% and 2.34% respectively. The loans have maturity dates through August 2001. The first two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. The third line of credit is supported by a RMB 15.0 million cash collateral deposit and a promissory note. At May 31, 2001, the U.S. dollar equivalent of $30.8 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at May 31, 2001 reflects USD $41.3 million in cash that is restricted as collateral on these advances and a corresponding USD $30.8 million in notes payable.

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

     The Company periodically uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. The forward contracts establish the exchange rates at which the Company purchases or sells the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.

     At May 31, 2001, the Company had French franc forward contracts with a contractual amount of $5.6 million. The carrying amount and fair value of these contracts are not significant. These derivatives are not accounted for as hedges under Statement 133.

     The Company does not hold or issue derivative financial instruments for trading purposes.

(6)  Contingencies

     Refer to Part II, Item 1, "Legal Proceedings".

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          The Company reported net income of $5.3 million, or $0.09 per diluted share, for the second quarter of 2001, compared with a net loss of $42.4 million, or $0.71 per diluted share, for the same quarter last year. Revenues for the quarter ended May 31, 2001, were $572.3 million, an increase of $10.9 million compared to $561.4 million in 2000. Gross profit increased from $3.1 million in 2000 to $34.7 million in 2001. Selling, general and administrative expenses for the second quarter of 2001 were $23.2 million compared to $58.1 million in 2000. In the second quarter of 2000, the Company decided to divest its majority interest in its Brazil joint venture, phase out a major portion of its North America and Miami redistributor business, and substantially reduce international trading operations conducted by its U.K. subsidiary due to third party theft and fraud losses. During the second quarter of 2000, the Company recorded inventory obsolescence expense of $21.8 million, bad debt expense of $25.5 million, and $3.2 million in theft and fraud losses related to the U.K. international trading operations.

          The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and CEO and that James
     L. "Rocky" Johnson, who has served on the Board of Directors since March 1994 will become non-executive Chairman of the Board, and Terry S. Parker, a member of the Board of Directors and a former President and COO of CellStar, will be rejoining the Company as Chief Executive Officer. Pursuant to the terms of Alan H. Goldfield's separation agreement filed herewith, the Company expects to incur a charge in the range of $5.0 million during the third quarter of 2001.

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

Special Cautionary Notice Regarding Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in the Quarterly Report, the words "estimates", "may", "intends", "expects", "anticipates", "could", "should", "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including foreign customer and vendor relationships, seasonality, inventory obsolescence and availability, "gray market" resales, and inflation could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.


Results of Operations

          The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2001 and 2000:

                                                         Three months             Six months
                                                         ended May 31,           ended May 31,
                                                     ---------------------  -------------------
                                                        2001        2000       2001      2000
                                                     ---------   ---------  --------- ---------
Revenues                                                100.0 %     100.0      100.0     100.0
Cost of Sales                                            93.9        99.5       94.1      95.5
                                                     ---------   ---------  --------- ---------
         Gross profit                                     6.1         0.5        5.9       4.5
Selling, general and administrative expenses              4.1        10.3        4.3       7.8
Restructuring charge (credit)                             0.1           -        0.1         -
                                                     ---------   ---------  --------- ---------
         Operating income (loss)                          1.9        (9.8)       1.5      (3.3)
Other income (expense):
         Equity in loss of affiliated companies             -        (0.1)      (0.1)        -
         Gain on sale of assets                             -           -        0.1         -
         Interest expense                                (0.7)       (0.8)      (0.7)     (0.8)
         Other, net                                       0.1           -        0.3         -
                                                     ---------   ---------  --------- ---------
                  Total other income (expense)           (0.6)       (0.9)      (0.4)     (0.8)
                                                     ---------   ---------  --------- ---------
         Income (loss) before income taxes                1.3       (10.7)       1.1      (4.1)
Provision (benefit) for income taxes                      0.4        (3.1)       0.3      (1.3)
                                                     ---------   ---------  --------- ---------
         Net income (loss)                                0.9 %      (7.6)       0.8      (2.8)
                                                     =========   =========  ========= =========

     Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

            Revenues. The Company's revenues increased $10.9 million, or 2.0%, from $561.4 million to $572.3 million.

            Revenues in the Asia-Pacific Region increased $77.6 million, or 33.5%, from $231.4 million to $309.0 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $271.7 million in revenues, an increase of $118.5 million, or 77.3%, from $153.2 million. Growth in the PRC, where market penetration of handsets is very low, is being driven by the rapid addition of new wireless subscribers. Revenues from the Company's operations in Singapore increased $11.0 million to $21.5 million, or 105.5%, due to new products, including two products for which the Company has exclusive rights. Revenues from Taiwan and The Philippines operations decreased $43.2 million, or 88.5%, and $8.8 million, or 46.2%, respectively, to $5.6 million and $10.2 million, respectively. The Company's operations in Taiwan and The Philippines continue to be affected by economic and political turmoil in the respective countries.

            North American Region revenues were $105.0 million, an increase of $2.0 million compared to $103.0 million in 2000. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees, which will reduce revenue potential for the 2001 fiscal year by approximately $100 million. Revenues for the second quarter of 2000 on a comparable basis were $89.5 million. The conversion to consignment is expected to have minimal impact on net income, but will reduce inventory risk and the need for working capital.

            The Company's operations in the Latin America Region provided $98.6 million of revenues, compared to $160.5 million in 2000, a 38.6% decrease. Revenues in Mexico, the region's largest revenue contributor, were $66.4 million compared to $100.0 million in 2000, which benefited from strong carrier promotions. The decrease was also due to a delay in 2001 in new-subscriber and promotional activities by a large carrier customer. The Company sold its 51% interest in its Brazil joint venture in August 2000. Revenues for Brazil were $12.5 million in last year's second quarter. Revenues from the Venezuela operations were $8.9 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's Miami export operations were $13.5 million compared to $20.5 million in the second quarter a year ago, reflecting the Company's decision last year to phase out a major portion of its redistributor channel and the increased availability of in-country manufactured products in South America, which has reduced sales to exporters by Miami. As a result, the Company restructured its Miami operation to reduce the size and cost of these operations, resulting in a charge of $0.8 million in the second quarter of 2001. Combined revenues from CellStar's Argentina, Chile, Colombia and Peru operations were $18.7 million in 2001 and $18.8 million in 2000.

            The Company's European Region operations recorded revenues of $59.8 million, a decrease of $6.7 million from $66.5 million in 2000. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout of new handset technologies and services.

            Gross Profit. Gross profit increased $31.6 million from $3.1 million to $34.7 million. In the second quarter of 2000, the Company incurred $21.8 million in inventory obsolescence, primarily as a result of price declines. Also during the second quarter of 2000, the Company recorded $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Gross profit as a percentage of revenues increased due to better inventory management and product mix.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $34.8 million from $58.1 million to $23.2 million. This decrease was principally due to a reduction in bad debt expense of $27.3 million. Bad debt expense in 2000 was $25.5 million and was primarily from certain U.S.-based accounts receivable, the collectibility of which had deteriorated significantly in the second quarter of 2000 and which were further affected by the Company's decision to sell its majority interest in its joint venture in Brazil and the phase out of a major portion of the redistributor business in its Miami and North America operations. Bad debt expense in 2001, includes a recovery of $3.9 million related to a receivable from a satellite handset customer, which was reserved in the fourth quarter of 2000. Selling, general and administrative expenses related to the Brazil and Venezuela operations, which were sold in August 2000 and December 2000, respectively, were $6.3 million in 2000.

            Restructuring Charge (Credit). In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

            Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.5 million in 2000 due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to divest its ownership in CellStar Amtel to limit further exposure. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1.0 million.

            Interest Expense. Interest expense decreased to $3.9 million from $4.7 million. This decrease was primarily related to the elimination of debt of the Brazil operation, which was sold in August 2000. The decrease was also a result of lower borrowing levels on the Company's Multicurrency Revolving Credit Facility.

            Other, Net. Other, net increased $0.6 million, from income of $0.2 million to income of $0.8 million, primarily due to losses in the second quarter of 2000 on foreign currencies related to European operations.

            Income Taxes. Income tax expense increased from a benefit of $17.5 million to an expense of $2.3 million. The Company's annual effective tax rate decreased to 29.0% from 30.5% The lower effective tax rate was attributable to changes in the expected geographical mix of income (loss) before income taxes.

     Six Months Ended May 31, 2001 Compared to Six Months Ended May 31, 2000

            Revenues. The Company's revenues increased $66.3 million, or 5.8%, from $1,151.2 million to $1,217.5 million.

            Revenues in the Asia-Pacific Region increased $134.2 million, or 28.4%, from $473.3 million to $607.5 million. The Company's operations in the PRC provided $526.0 million in revenue, an increase of $204.8 million, or 63.8%, from $321.2 million. This increase was due to continued strong demand in the PRC and the build-up of extensive sales channels. Growth in the PRC, where market penetration of handsets is very low, is being driven by the rapid addition of new wireless subscribers. Revenues from the Company's operations in Singapore increased $19.8 million, or 105.8%, to $38.5 million due to third party subsidies and new products, including two products for which the Company has exclusive rights. Revenues from Taiwan and The Philippines operations decreased $82.4 million, or 80.5%, and $8.0 million, or 25.7%, respectively to $19.9 million and $23.1 million, respectively. The Company's operations in Taiwan and The Philippines continue to be affected by economic and political turmoil in the respective countries.

            North American Region revenues were $251.5 million, an increase of $71.1 million, or 39.4% when compared to $180.4 million. U.S. revenues continued to benefit from strong promotional activity by several customers, as well as from the addition of new customers and expanded markets. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees, which will reduce revenue potential for the 2001 fiscal year by approximately $100 million. Revenues for the six months ended May 31, 2001 and May 31, 2000, on a comparable basis were $233.2 million and $161.6 million, respectively. The conversion to consignment is expected to have minimal impact on net income, but will reduce inventory risk and the need for working capital.

            The Latin American Region provided $237.6 million of revenues, compared to $315.7 million, or a 24.7% decrease. Revenues in Mexico decreased $40.4 from $182.8 million in 2000, which benefited from strong carrier promotions, to $142.4 million in 2001. The decrease was also due to a delay in 2001 in new-subscriber and promotional activities by a large carrier customer. Revenues for Brazil were $25.7 million in 2000. The Company's sold its Brazil operations in August 2000. Revenues from the Venezuela operations were $26.4 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's operations in Miami decreased $17.9 million from 2000 as increased product availability from in-country manufacturers in Latin America continued to reduce export sales from Miami. The Company phased out a major portion of its redistributor business in its Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $31.0 million to $69.8 million primarily due to significant promotional activity by a major carrier in Colombia during the first quarter of 2001.

            The Company's Europe Region recorded revenues of $120.8 million, a decrease of $61.0 million, or 33.5%, from $181.8 million, primarily due to the Company's decision to curtail its U.K. international trading operations in April 2000 (see "International Operations"). The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout of new handset technologies and services.

            Gross Profit. Gross profit increased $20.0 million from $51.4 million to $71.4 million. During 2000, the Company incurred $23.5 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Excluding the above items in 2000, the decrease in gross profit as a percentage of revenues was primarily due to competitive market conditions, particularly in the Asia-Pacific Region.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $38.1 million from $90.3 million to $52.2 million. This decrease was principally due to a reduction in bad debt expense of $28.0 million from $29.9 million to $1.9 million in 2001. The bad debt expense in 2000 was primarily from certain U.S.-based accounts receivable, the collectibility of which had deteriorated significantly in the second quarter of 2000 and which were further affected by the Company's decision to sell its majority interest in its joint venture in Brazil and the phase out of a major portion of the redistributor business in its Miami and North America operations. Bad debt expense in 2001, includes a recovery of $3.9 million related to a receivable from a satellite handset customer which was reserved in the fourth quarter of 2000. Selling, general and administrative expenses related to the Brazil and Venezuela operations, which were sold in August 2000 and December 2000, respectively, were $0.2 million in 2001 and $10.0 million in 2000.

            Restructuring Charge (Credit). In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

            Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies increased from $0.4 million to $0.7 million in 2001 due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to divest its ownership in CellStar Amtel to limit further exposure. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1.0 million.

            Gain on Sale of Assets. The Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000.

            Interest Expense. Interest expense increased to $9.0 million from $8.8 million.

            Other, Net. Other, net increased $3.2 million, from income of $0.4 million to income of $3.6 million, primarily due to gains on foreign currencies related to European operations in 2001 compared with losses in 2000 and increased interest income.

            Income Taxes. Income tax expense increased from a benefit of $14.5 million in 2000 to expense of $3.9 million in 2001. The Company's annual effective tax rate decreased to 29.0% from 30.5%. The lower effective tax rate was attributable to changes in the expected geographical mix of income
     (loss) before income taxes.

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

            The Company's sales from its Miami operations to customers exporting into South American countries continue to decline as a result of increased in-country manufactured product availability in South America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributor business in Miami. In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

            As a result of the continuing deterioration in the Malaysia market, the Company intends to limit further exposure by divesting its 49% ownership in CellStar Amtel. The carrying value of the investment at May 31, 2001 was $35,000. During the quarter ended February 28, 2001, the Company incurred a $0.7 million loss related to the operations of CellStar Amtel. No additional losses were incurred in the quarter ended May 31, 2001. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1.0 million.

            In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives.

     Liquidity and Capital Resources

            During the six months ended May 31, 2001, the Company relied primarily on cash available at November 30, 2000, funds generated from operations and borrowings under its Multicurrency Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At May 31, 2001, the Company had borrowed $16.1 million under the Facility.

            As of January 30, 2001, the Company had negotiated an amendment to its Facility that reduced the amount of the Facility from $100.0 million to $86.4 million.

            On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement that further reduced the amount of the Facility to $85.0 million on February 27, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further (i) increases the applicable interest rate margin by 25 basis points, (ii) shortens the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provides additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limits the borrowing base, and (vi) tightens restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

            As of July 3, 2001, the Company had negotiated an additional amendment to the Facility that reduced the borrowing capacity under the Facility from $85.0 million to $40.0 million and waived compliance with a covenant for the quarter ended May 31, 2001.

            At July 9, 2001 the Company had available $29.5 million of unused borrowing capacity under the Facility.

            At May 31, 2001, the Company's operations in the PRC had three lines of credit, one for USD $12.5 million, the second for RMB 215 million (approximately USD $26.0 million) and the third for RMB 50 million (approximately USD $6.0 million), bearing interest at 7.16%, 5.85% and 2.34% respectively. The loans have maturity dates through August 2001. The first two lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposit was made via an intercompany loan from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. The third line of credit is supported by a RMB 15.0 million cash collateral deposit and a promissory note. At May 31, 2001, the U.S. dollar equivalent of $30.8 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at May 31, 2001 reflects USD $41.3 million in cash that is restricted as collateral on these advances and a corresponding USD $30.8 million in notes payable. The Company anticipates renewing these loans in the normal course of business.

            In addition, the Company has notes payable in Taiwan and Peru totaling $10.9 million.

            Cash, cash equivalents, and restricted cash as of May 31, 2001 were $85.5 million, compared to $119.6 million at November 30 2000, primarily reflecting the use of the cash to reduce the Facility.

            Compared to November 30, 2000, accounts receivable decreased from $346.0 million to $218.8 million at May 31, 2001. Inventories declined to $165.9 million at May 31, 2001, from $265.6 million at November 30, 2000. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $161.0 million at May 31, 2001, compared to $361.0 million at November 30, 2000.

            Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under its Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company is evaluating alternatives with respect to the maturity of its Facility in March 2002 and its $150.0 million in long-term debt that matures in October 2002. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional or alternative financing would be available or, if available, offered on terms acceptable to the Company.

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

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Foreign Exchange Risk

            For the quarters ended May 31, 2001 and 2000, the Company recorded in other income (expense), net foreign currency gains and (losses) of $20,000 and ($1.2) million, respectively. The losses in 2000 were primarily due to the revaluations of foreign currency related to the Company's European operations.

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

     Derivative Financial Instruments

            The Company uses various derivative financial instruments as part of an overall strategy to manage the Company's exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company periodically uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with international operations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes.

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

            At May 31, 2001, the Company had French franc forward contracts with a contractual amount of $5.6 million. The carrying amount and fair value of theses contracts are not significant. These derivatives are not accounted for as hedges under Statement 133.

     Interest Rate Risk

            The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the quarter ended May 31, 2001, the interest rates of borrowings under the Facility ranged from 7.3% to 10.0%. A one percent change in variable interest rates will not have a material impact on the Company. The Company manages its borrowings under the Facility each business day to minimize interest expenses.

            The Company has short-terms borrowings in the PRC as discussed in Liquidity and Capital Resources. The note payable in Taiwan bears interest at 5.85% and the note payable in Peru does not bear interest.

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

            On August 3, 1998, the Company announced that the Securities and Exchange Commission (SEC) was conducting an investigation of the Company relating to its compliance with federal securities laws. On June 28, 2001, the Company announced that the SEC has terminated the investigation with no enforcement action recommended.

            The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business.

            Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

     Item 6. Exhibits and Reports on Form 8-K

     (A)    Exhibits.

     3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporation"). (1)

     3.2    Certificate of Amendment to Certificate of Incorporation. (7)

     3.3    Amended and Restated Bylaws of CellStar Corporation.  (8)

     4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, and 3.3 are incorporated into this item by reference. (1)(7)(8)

     4.2    Specimen Common Stock Certificate of CellStar Corporation. (2)

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

     4.5 Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation"). (4)

     4.6    Form of Rights Certificate. (4)

     4.7    Certificate of Correction of Certificate of Designation. (5)

     4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

    10.1 Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among CellStar Corporation, the Financial Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (8)

    10.2 Separation Agreement and Release, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (8)(9)

    10.3 Consulting Agreement, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (8)(9)

    10.4 Employment Agreement, dated as of July 5, 2001, by and among CellStar Corporation and Terry S. Parker. (8)(9)

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

      (8)   Filed herewith.

      (9) The exhibit is a management contract or compensatory plan or arrangement.

      (B) Reports on Form 8-K

            1. Form 8-K dated June 28, 2001 and filed on June 28, 2001 pursuant to Items 5 and 7.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CELLSTAR CORPORATION


                                /s/ AUSTIN P. YOUNG
                             ___________________________________
                             By: Austin P. Young
                                 Senior Vice President, Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)


                                /s/ RAYMOND L. DURHAM
                             _____________________________________
                             By: Raymond L. Durham
                                 Vice President, Corporate Controller
                                 (Principal Accounting Officer)


                             Date:      July 11, 2001

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                                    Description
-------            -------------------------------------------------------------

  3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporation").(1)

  3.2      Certificate of Amendment to Certificate of Incorporation.(7)

  3.3      Amended and Restated Bylaws of CellStar Corporation.(8)

  4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, and 3.3 are incorporated into this item by reference. (1)(7)(8)

  4.2      Specimen Common Stock Certificate of CellStar Corporation.(2)

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

  4.5 Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designation"). (4)

  4.6      Form of Rights Certificate. (4)

  4.7      Certificate of Correction of Certificate of Designation. (5)

  4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

 10.1 Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among CellStar Corporation, the Financial Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (8)

 10.2 Separation Agreement and Release, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (8)

 10.3 Consulting Agreement, dated as of July 5, 2001, by and among CellStar Corporation and Alan H.Goldfield. (8)

 10.4 Employment Agreement, dated as of July 5, 2001, by and among Cellstar Corporation and Terry S. Parker. (8)

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