Form 10-Q/A
period 2001-05-31
CELLSTAR CORP
filed 2001-10-22
CIK 913590

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

                             CELLSTAR CORPORATION
                               Introductory Note

     CellStar Corporation (the "Company" or "CellStar") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for the second quarter ended May 31, 2001 filed with the Securities and Exchange Commission on July 13, 2001. This Form 10-Q/A is being filed to include restated financial information and disclosures related to the Company's accounting restatement announced on October 15, 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1 and 2 below.

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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CellStar Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                   (Amounts in thousands, except share data)


                                                                                                     May 31,         November 30,
                                                                                                      2001              2000
                                                                                                 ---------------    --------------
                                                                                                   As restated
                                                                                                    (note 2)

                                                              Assets
                                                              ------
Current Assets:
           Cash and cash equivalents                                                             $        44,164            77,023
           Restricted cash                                                                                41,312            42,622
           Accounts receivable (less allowance for doubtful accounts of
                      $56,813 and $75,810, respectively)                                                 219,389           345,996
           Inventories                                                                                   165,911           265,644
           Deferred income tax assets                                                                     34,365            30,866
           Prepaid expenses                                                                               16,899            25,470
                                                                                                 ---------------    --------------
                      Total current assets                                                               522,040           787,621

Property and equipment, net                                                                               18,012            22,015
Goodwill (less accumulated amortization of $6,695 and $17,408, respectively)                              22,670            23,532
Deferred income tax assets                                                                                14,314            16,484
Other assets                                                                                               9,903             9,172
                                                                                                 ---------------    --------------
                                                                                                 $       586,939           858,824
                                                                                                 ===============    ==============

                                               Liabilities and Stockholders' Equity
                                               ------------------------------------

Current liabilities:
           Accounts payable                                                                      $       163,944           361,006
           Notes payable                                                                                  57,708           129,970
           Accrued expenses                                                                               19,741            22,744
           Income taxes payable                                                                            5,187             2,948
           Deferred income tax liabilities                                                                    13             6,573
                                                                                                 ---------------    --------------
                      Total current liabilities                                                          246,593           523,241
Long-term debt                                                                                           150,000           150,000
                                                                                                 ---------------    --------------
                      Total liabilities                                                                  396,593           673,241
                                                                                                 ---------------    --------------

Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares authorized;
                      none issued                                                                              -                 -
           Common stock, $.01 par value, 200,000,000 shares authorized;
                      60,142,221 shares issued and outstanding                                               602               602
           Additional paid-in capital                                                                     81,298            81,298
           Accumulated other comprehensive loss - foreign currency
                      translation adjustments                                                            (13,881)          (10,861)
           Retained earnings                                                                             122,327           114,544
                                                                                                 ---------------    --------------
                      Total stockholders' equity                                                         190,346           185,583
                                                                                                 ---------------    --------------
                                                                                                 $       586,939           858,824
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

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 (Amounts in thousands, except per share data)




                                                           Three months                       Six months
                                                           ended May 31,                    ended May 31,
                                                 -------------------------------------------------------------------
                                                      2001             2000            2001               2000
                                                 ---------------  --------------  ---------------    ---------------
                                                   As restated                      As restated
                                                    (note 2)                         (note 2)

Revenues                                         $       572,879         561,370        1,218,037          1,151,229

Cost of sales                                            540,612         558,233        1,148,977          1,099,809
                                                 ---------------  --------------  ---------------    ---------------

       Gross profit                                       32,267           3,137           69,060             51,420

Selling, general and
       administrative expenses                            23,238          58,059           52,172             90,298
Restructuring charge (credit)                                750               -              750               (157)
                                                 ---------------  --------------  ---------------    ---------------

       Operating income (loss)                             8,279         (54,922)          16,138            (38,721)
                                                 ---------------  --------------  ---------------    ---------------

Other income (expense):
       Equity in loss of
             affiliated companies                              -            (466)            (700)              (381)
       Gain on sale of assets                                  -               -              933                  -
       Interest expense                                   (3,875)         (4,702)          (8,964)            (8,773)
       Other, net                                            815             182            3,555                396
                                                 ---------------  --------------  ---------------    ---------------
             Total other income (expense)                 (3,060)         (4,986)          (5,176)            (8,758)
                                                 ---------------  --------------  ---------------    ---------------

       Income (loss) before income taxes                   5,219         (59,908)          10,962            (47,479)

Provision (benefit) for income taxes                       1,628         (17,484)           3,179            (14,501)
                                                 ---------------  --------------  ---------------    ---------------

       Net income (loss)                         $         3,591         (42,424)           7,783            (32,978)
                                                 ===============  ==============  ===============    ===============

Net income (loss) per share:
       Basic                                     $          0.06           (0.71)            0.13              (0.55)
                                                 ===============  ==============  ===============    ===============

       Diluted                                   $          0.06           (0.71)            0.13              (0.55)
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


                                                  Common Stock                             Accumulated
                                             ----------------------     Additional     other comprehensive   Retained
                                               Shares      Amount     paid-in capital         loss           earnings       Total
                                             -----------  ---------  ----------------  ------------------- ------------  -----------
Balance at November 30, 2000                    60,142     $  602         81,298             (10,861)         114,544      185,583
 Comprehensive income:
    Net income -- as restated (note 2)                        -              -                   -              7,783        7,783
    Foreign currency translation adjustment                   -              -                (3,020)             -         (3,020)
                                                                                                                         -----------
         Total comprehensive income                                                                                          4,763

                                             -----------  ---------  ----------------  ------------------- ------------  -----------
Balance at May 31, 2001 -- as restated
  (note 2)                                      60,142     $  602         81,298             (13,881)         122,327      190,346
                                             ===========  =========  ================  =================== ============  ===========

    See accompanying notes to unaudited consolidated financial statements.

                     CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six months ended May 31, 2001 and 2000
                                  (Unaudited)
                                (In thousands)

                                                                                                 2001              2000
                                                                                            --------------    -------------
                                                                                              As restated
                                                                                               (note 2)
Cash flows from operating activities:
   Net income (loss)                                                                        $      7,783          (32,978)
   Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
             Depreciation and amortization                                                         5,629            6,394
             Equity in loss of affiliated companies                                                  700              381
             Gain on sale of assets                                                                 (933)               -
             Deferred income taxes                                                                (7,889)         (20,781)
             Changes in operating assets and liabilities
                net of effects from disposition of business:
                       Accounts receivable                                                       121,746            2,351
                       Inventories                                                                98,504          (85,700)
                       Prepaid expenses                                                            7,499            5,270
                       Other assets                                                                  211           (1,818)
                       Accounts payable                                                         (192,341)          76,997
                       Accrued expenses                                                           (2,270)             638
                       Income taxes payable                                                        2,239           (6,865)
                                                                                            --------------    -------------
                         Net cash provided by (used in) operating activities                      40,878          (56,111)
                                                                                            --------------    -------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                                    2,237                -
   Change in restricted cash                                                                       1,310          (10,405)
   Purchases of property and equipment                                                            (2,060)          (2,722)
   Acquisition of business, net of cash acquired                                                    (195)             (84)
   Purchase of investment                                                                              -           (4,144)
   Investment in joint venture                                                                      (735)               -
                                                                                            --------------    -------------
                         Net cash provided by (used in) investing activities                         557          (17,355)
                                                                                            --------------    -------------

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                                                  (72,262)          46,877
   Additions to deferred loan costs                                                               (2,032)               -
   Net proceeds from issuance of common stock                                                          -              370
                                                                                            --------------    -------------
                         Net cash provided by (used in) financing activities                     (74,294)          47,247
                                                                                            --------------    -------------

Net decrease in cash and cash equivalents                                                        (32,859)         (26,219)
Cash and cash equivalents at beginning of period                                                  77,023           70,498
                                                                                            --------------    -------------
Cash and cash equivalents at end of period                                                  $     44,164           44,279
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

(2)  Financial Statement Restatement

     On October 15, 2001, the Company announced that its results for the three and six months ended May 31, 2001 would be restated to reflect certain accounting adjustments. The restatement decreases the previously reported net income by $1.7 million ($0.03 per diluted share) to $3.6 million ($0.06 per diluted share) and $7.8 million ($0.13 per diluted share) for the three and six months ended May 31, 2001, respectively. While closing the accounts for the third quarter of 2001, the Company determined that it had incorrectly recorded certain accounts payable transactions in the second quarter of 2001 related to one of the Company's large carrier customers in Mexico. The error was the result of a failure to adequately perform certain procedures necessary to accurately account for transactions with the customer. The inadequate performance of procedures resulted from a second quarter change in accounting staff handling the procedures for the Company's Mexico operations. Additionally, the Company had failed to accrue certain activation revenues during the second quarter of 2001.

     The accounting adjustments required to restate the Company's consolidated financial statements as of May 31, 2001, increase accounts receivable, accounts payable and deferred income tax assets by $0.6 million, $2.9 million, and $0.7 million, respectively, and reduce retained earnings by $1.7 million. For the three months and six months ended May 31, 2001, the accounting adjustments increase revenues and cost of sales by $0.6 million and $2.9 million, respectively, and decrease income tax expense by $0.7 million.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended May 31, 2001 and 2000, follows (in thousands, except per share data):

                                                                             Three months ended
                                                                                   May 31,
                                                                      ---------------------------------
                                                                           2001              2000
                                                                      ---------------    --------------
                                                                        As restated
                                                                          (note 2)
Basic:
Net income (loss)                                                            $ 3,591           (42,424)
                                                                      ===============    ==============
Weighted average number of shares outstanding                                 60,142            60,137
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.06             (0.71)
                                                                      ===============    ==============

Diluted:
Net income (loss)                                                            $ 3,591           (42,424)
Interest on convertible notes, net of tax effect                                   -                 -
                                                                      ---------------    --------------
   Adjusted net income (loss)                                                $ 3,591           (42,424)
                                                                      ===============    ==============

Weighted average number of shares outstanding                                 60,142            60,137
Effect of dilutive securities:
   Stock options                                                                   1                 -
   Convertible notes                                                               -                 -
                                                                      ---------------    --------------
Weighted average number of shares outstanding including
   effect of dilutive securities                                              60,143            60,137
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.06             (0.71)
                                                                      ===============    ==============



                                                                              Six months ended
                                                                                   May 31,
                                                                      ---------------------------------
                                                                             2001              2000
                                                                      ---------------    --------------
                                                                        As restated
                                                                          (note 2)

Basic:
Net income (loss)                                                            $ 7,783           (32,978)
                                                                      ===============    ==============
Weighted average number of shares outstanding                                 60,142            60,121
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.13             (0.55)
                                                                      ===============    ==============

Diluted:
Net income (loss)                                                            $ 7,783           (32,978)
Interest on convertible notes, net of tax effect                                   -                 -
                                                                      ---------------    --------------
   Adjusted net income (loss)                                                $ 7,783           (32,978)
                                                                      ===============    ==============

Weighted average number of shares outstanding                                 60,142            60,121
Effect of dilutive securities:
   Stock options                                                                   2                 -
   Convertible notes                                                               -                 -
                                                                      ---------------    --------------
Weighted average number of shares outstanding including
   effect of dilutive securities                                              60,144            60,121
                                                                      ===============    ==============
   Net income (loss) per share                                               $  0.13             (0.55)
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

        Segment asset information as of May 31, 2001, and November 30, 2000, follows (in thousands):

                                           Asia-          North
                                          Pacific        America      Latin America       Europe       Corporate        Total
                                       -------------  -------------  ---------------  -------------  -------------  -------------
Total assets

May 31, 2001 -- as restated (note 2)   $   278,483        95,037         133,379          45,649         34,391        586,939
November 30, 2000                          289,677       172,527         256,907          56,824         82,889        858,824

Segment operations information for the three and six months ended May 31, 2001 and 2000, follows (in thousands):

                                              Asia-         North        Latin
                                             Pacific       America      America       Europe      Corporate       Total
                                          -------------  -----------  -----------  -----------  --------------  -----------
Three months ended
  May 31, 2001 -- as restated (note 2)
   Revenues from external customers          $ 308,983     104,983       99,130       59,783              -      572,879
   Income (loss) before
      interest and income taxes
                                                 9,116       6,789       (1,998)      (1,224)        (4,475)       8,208

Three months ended
  May 31, 2000:
   Revenues from external customers            231,388     102,953      160,526       66,503              -      561,370
   Income (loss) before
      interest and income taxes                  1,461     (19,962)     (28,095)      (3,654)        (6,245)     (56,495)


                                                                                                     2001          2000
                                                                                                 ----------    ---------

Income (loss) before interest and income taxes per segment information
   -- as restated (note 2)...................................................................      $  8,208      (56,495)
Interest expense per the consolidated statements of operations...............................        (3,875)      (4,702)
Interest income included in other, net in the consolidated statements of operations..........           886        1,289
                                                                                                 ----------    ---------
Income (loss) before income taxes per the consolidated statements of operations
   -- as restated (note 2)...................................................................      $  5,219      (59,908)
                                                                                                 ==========    =========

                                              Asia-        North        Latin
                                             Pacific      America      America       Europe      Corporate        Total
                                          ------------- -----------  -----------  ----------- -------------- ---------------
Six months ended
   May 31, 2001 -- as restated (note 2)
     Revenues from external customers     $    607,505     251,505      238,198      120,829              -       1,218,037
     Income (loss) before
        interest and income taxes
                                                13,588      11,067        1,191       (1,103)        (7,213)         17,530

Six  months ended May 31, 2000:
     Revenues from external customers          473,306     180,410      315,732      181,781              -       1,151,229
     Income (loss) before
        interest and income taxes               13,183     (19,117)     (23,072)        (960)       (10,910)        (40,876)


                                                                                                      2001            2000
                                                                                                  ----------       --------
Income (loss) before interest and income taxes per segment information
   -- as restated (note 2)..................................................................      $  17,530         (40,876)
Interest expense per the consolidated statements of operations..............................         (8,964)         (8,773)
Interest income included in other, net in the consolidated statements of operations.........          2,396           2,170
                                                                                                  ----------       --------
Income (loss) before income taxes per the consolidated statements of operations
   -- as restated (note 2)..................................................................       $  10,962         (47,479)
                                                                                                  ==========       ========

(5)    Notes Payable

       Notes payable consisted of the following at May 31, 2001 and November 30, 2000 (in thousands):

                                                                          2001           2000
                                                                       ----------     ----------
       Multicurrency revolving credit facility                         $ 16,081         82,700
       People's Republic of China ("PRC") credit facilities              30,776         44,428
       Taiwan note payable                                                8,009              -
       Peru note payable                                                  2,842          2,842
                                                                      ----------     ----------
                                                                       $ 57,708        129,970
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

(7)  Contingencies

     Refer to Part II, Item 1, "Legal Proceedings".

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          The Company reported net income of $3.6 million, or $0.06 per diluted share, for the second quarter of 2001, compared with a net loss of $42.4 million, or $0.71 per diluted share, for the same quarter last year. Revenues for the quarter ended May 31, 2001, were $572.9 million, an increase of $11.5 million compared to $561.4 million in 2000. Gross profit increased from $3.1 million in 2000 to $32.3 million in 2001. Selling, general and administrative expenses for the second quarter of 2001 were $23.2 million compared to $58.1 million in 2000. In the second quarter of 2000, the Company decided to divest its majority interest in its Brazil joint venture, phase out a major portion of its North America and Miami redistributor business, and substantially reduce international trading operations conducted by its U.K. subsidiary due to third party theft and fraud losses. During the second quarter of 2000, the Company recorded inventory obsolescence expense of $21.8 million, bad debt expense of $25.5 million, and $3.2 million in theft and fraud losses related to the U.K. international trading operations.

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


Results of Operations

          The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2001 and 2000:

                                                         Three months             Six months
                                                         ended May 31,           ended May 31,
                                                     ---------------------  ---------------------
                                                        2001        2000       2001        2000
                                                     ---------   ---------  ---------   ---------
                                                    As restated             As restated
                                                      (note 2)                (note 2)
Revenues                                                100.0 %     100.0      100.0       100.0
Cost of Sales                                            94.4        99.5       94.3        95.5
                                                     ---------   ---------  ---------   ---------
         Gross profit                                     5.6         0.5        5.7         4.5
Selling, general and administrative expenses              4.1        10.3        4.3         7.8
Restructuring charge (credit)                             0.1           -        0.1           -
                                                     ---------   ---------  ---------   ---------
         Operating income (loss)                          1.4        (9.8)       1.3        (3.3)
Other income (expense):
         Equity in loss of affiliated companies             -        (0.1)      (0.1)          -
         Gain on sale of assets                             -           -        0.1           -
         Interest expense                                (0.7)       (0.8)      (0.7)       (0.8)
         Other, net                                       0.2           -        0.3           -
                                                     ---------   ---------  ---------   ---------
                  Total other income (expense)           (0.5)       (0.9)      (0.4)       (0.8)
                                                     ---------   ---------  ---------   ---------
         Income (loss) before income taxes                0.9       (10.7)       0.9        (4.1)
Provision (benefit) for income taxes                      0.3        (3.1)       0.3        (1.3)
                                                     ---------   ---------  ---------   ---------
         Net income (loss)                                0.6 %      (7.6)       0.6        (2.8)
                                                     =========   =========  =========   =========

     Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

            Revenues. The Company's revenues increased $11.5 million, or 2.0%, from $561.4 million to $572.9 million.

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

            The Company's operations in the Latin America Region provided $99.1 million of revenues, compared to $160.5 million in 2000, a 38.3% decrease. Revenues in Mexico, the region's largest revenue contributor, were $66.9 million compared to $100.0 million in 2000, which benefited from strong carrier promotions. The decrease was also due to a delay in 2001 in new-subscriber and promotional activities by a large carrier customer. The Company sold its 51% interest in its Brazil joint venture in August 2000. Revenues for Brazil were $12.5 million in last year's second quarter. Revenues from the Venezuela operations were $8.9 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's Miami export operations were $13.5 million compared to $20.5 million in the second quarter a year ago, reflecting the Company's decision last year to phase out a major portion of its redistributor channel and the increased availability of in-country manufactured products in South America, which has reduced sales to exporters by Miami. As a result, the Company restructured its Miami operation to reduce the size and cost of these operations, resulting in a charge of $0.8 million in the second quarter of 2001. Combined revenues from CellStar's Argentina, Chile, Colombia and Peru operations were $18.7 million in 2001 and $18.8 million in 2000.

            The Company's European Region operations recorded revenues of $59.8 million, a decrease of $6.7 million from $66.5 million in 2000. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout of new handset technologies and services.

            Gross Profit. Gross profit increased $29.2 million from $3.1 million to $32.3 million. In the second quarter of 2000, the Company incurred $21.8 million in inventory obsolescence, primarily as a result of price declines. Also during the second quarter of 2000, the Company recorded $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Gross profit as a percentage of revenues increased due to better inventory management and product mix.

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

            Income Taxes. Income tax expense increased from a benefit of $17.5 million to an expense of $1.6 million. The Company's annual effective tax rate decreased to 29.0% from 30.5% The lower effective tax rate was attributable to changes in the expected geographical mix of income (loss) before income taxes.

     Six Months Ended May 31, 2001 Compared to Six Months Ended May 31, 2000

            Revenues. The Company's revenues increased $66.8 million, or 5.8%, from $1,151.2 million to $1,218.0 million.

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

            The Latin American Region provided $238.2 million of revenues, compared to $315.7 million, or a 24.5% decrease. Revenues in Mexico decreased $39.8 from $182.8 million in 2000, which benefited from strong carrier promotions, to $143.0 million in 2001. The decrease was also due to a delay in 2001 in new-subscriber and promotional activities by a large carrier customer. Revenues for Brazil were $25.7 million in 2000. The Company's sold its Brazil operations in August 2000. Revenues from the Venezuela operations were $26.4 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's operations in Miami decreased $17.9 million from 2000 as increased product availability from in-country manufacturers in Latin America continued to reduce export sales from Miami. The Company phased out a major portion of its redistributor business in its Miami and North American operations due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $31.0 million to $69.8 million primarily due to significant promotional activity by a major carrier in Colombia during the first quarter of 2001.

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

            Gross Profit. Gross profit increased $17.7 million from $51.4 million to $69.1 million. During 2000, the Company incurred $23.5 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. Excluding the above items in 2000, the decrease in gross profit as a percentage of revenues was primarily due to competitive market conditions, particularly in the Asia-Pacific Region.

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

            Income Taxes. Income tax expense increased from a benefit of $14.5 million in 2000 to expense of $3.2 million in 2001. The Company's annual effective tax rate decreased to 29.0% from 30.5%. The lower effective tax rate was attributable to changes in the expected geographical mix of income
     (loss) before income taxes.

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

            Compared to November 30, 2000, accounts receivable decreased from $346.0 million to $219.4 million at May 31, 2001. Inventories declined to $165.9 million at May 31, 2001, from $265.6 million at November 30, 2000. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $163.9 million at May 31, 2001, compared to $361.0 million at November 30, 2000.

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


                             Date:      October 22, 2001