Form 10-Q
period 2001-08-31
CELLSTAR CORP
filed 2001-10-22
CIK 913590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001
                                       or

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

     On October 19, 2001, there were 60,142,221 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INTRODUCTORY NOTE


At the time of this filing, our independent auditors have not completed their review procedures as established by general accepted auditing standards and article 10-01(d) of Regulation S-X as of and for the three months ended August 31, 2001.

                               INDEX TO FORM 10-Q

                                                                         Page
PART I - FINANCIAL INFORMATION                                           Number
------   ---------------------                                           ------

Item 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS (unaudited)
           August 31, 2001 and November 30, 2000                             3

           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
           Three and nine months ended August 31, 2001 and 2000              4

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           AND COMPREHENSIVE INCOME (unaudited)
           Nine months ended August 31, 2001                                 5

           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
           Nine months ended August 31, 2001 and  2000                       6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)            7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              14

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                22

PART II - OTHER INFORMATION
-----------------------------

Item 1.    LEGAL PROCEEDINGS                                                24

Item 2.    EXHIBITS AND REPORTS ON FORM 8-K                                 24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      CellStar Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                                                                               August  31,              November 30,
                                                                                                  2001                     2000
                                                                                              -------------            -------------
                                  ASSETS
                                  ------

Current Assets:
      Cash and cash equivalents                                                               $    57,158                    77,023
      Restricted cash                                                                              40,615                    42,622
      Accounts receivable (less allowance for doubtful accounts of
           $60,027 and $75,810, respectively)                                                     199,395                   345,996
      Inventories                                                                                 195,409                   265,644
      Deferred income tax assets                                                                   32,074                    30,866
      Prepaid expenses                                                                             22,765                    25,470
                                                                                              -------------            -------------
           Total current assets                                                                   547,416                   787,621

Property and equipment, net                                                                        20,068                    22,015
Goodwill (less accumulated amortization of $7,102 and $17,408, respectively)                       22,523                    23,532
Deferred income tax assets                                                                         14,314                    16,484
Other assets                                                                                        6,538                     9,172
                                                                                              -------------            -------------
                                                                                              $   610,859                   858,824
                                                                                              =============            =============

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
      Accounts payable                                                                        $   193,932                   361,006
      Notes payable                                                                                50,912                   129,970
      Accrued expenses                                                                             27,309                    22,744
      Income taxes payable                                                                            673                     2,948
      Deferred income tax liabilities                                                               1,421                     6,573
                                                                                              -------------            -------------
           Total current liabilities                                                              274,247                   523,241
Long-term debt                                                                                    150,000                   150,000
                                                                                              -------------            -------------
           Total liabilities                                                                      424,247                   673,241
                                                                                              -------------            -------------

Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized;
           none issued                                                                                  -                         -
      Common stock, $.01par value, 200,000,000 shares authorized;
           60,142,221 shares issued and outstanding                                                   602                       602
      Additional paid-in capital                                                                   81,944                    81,298
      Accumulated other comprehensive loss - foreign currency
           translation adjustments                                                                (12,421)                  (10,861)
      Retained earnings                                                                           116,487                   114,544
                                                                                              -------------            -------------
           Total stockholders' equity                                                             186,612                   185,583
                                                                                              -------------            -------------
                                                                                              $   610,859                   858,824
                                                                                              =============            =============

     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                        Three months                           Nine months
                                                                       ended August 31,                       ended August 31,
                                                                      --------------------              -------------------------
                                                                        2001        2000                    2001          2000
                                                                      -------   ---------               ---------     -----------

Revenues                                                              $610,496     629,793               1,828,533     1,781,022

Cost of sales                                                          579,427     606,516               1,728,404     1,706,325
                                                                      --------   ---------               ---------     ---------

       Gross profit                                                     31,069      23,277                 100,129        74,697

Selling, general and
       administrative expenses                                          28,684      33,815                  80,856       124,113
Impairment of assets                                                         -       4,930                       -         4,930
Separation agreement                                                     5,680           -                   5,680             -
Restructuring charge (credit)                                                -           -                     750          (157)
                                                                      --------   ---------               ---------     ---------

       Operating income (loss)                                          (3,295)    (15,468)                 12,843       (54,189)
                                                                      --------   ---------               ---------     ---------
Other income (expense):
       Equity in loss of
             affiliated companies                                         (122)       (408)                   (822)         (789)
       Gain on sale of assets                                                -       6,200                     933         6,200
       Interest expense                                                 (3,533)     (5,676)                (12,497)      (14,449)
       Impairment of investment                                         (2,215)          -                  (2,215)            -
       Other, net                                                          794         326                   4,349           722
                                                                      --------   ---------               ---------     ---------
              Total other income (expense)                              (5,076)        442                 (10,252)       (8,316)
                                                                      --------   ---------               ---------     ---------
       Income (loss) before income taxes                                (8,371)    (15,026)                  2,591       (62,505)

Provision (benefit) for income taxes                                    (2,531)     (1,121)                    648       (15,622)
                                                                      --------   ---------               ---------     ---------

       Net income (loss)                                              $ (5,840)    (13,905)                  1,943       (46,883)
                                                                      ========   =========               =========     =========
Net income (loss) per share:

        Basic                                                           $(0.10)      (0.23)                   0.03         (0.78)
                                                                      ========   =========               =========     =========
        Diluted                                                         $(0.10)      (0.23)                   0.03         (0.78)
                                                                      ========   =========               =========     =========


     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                        Nine months ended August 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                      Accumulated
                                                      Common Stock      Additional       other
                                                    ----------------     paid-in    comprehensive  Retained
                                                    Shares    Amount     capital         loss      earnings       Total
                                                    ------    ------    ----------  -------------  --------      --------
Balance at November 30, 2000                         60,142     $602      81,298       (10,861)     114,544      185,583
  Comprehensive income:
        Net income                                        -        -           -             -        1,943        1,943
        Foreign currency translation adjustment           -        -                    (1,560)           -       (1,560)
                                                                                                                 -------
                Total comprehensive income                                     -                                     383
Stock options compensation expense                                 -         646             -            -          646
                                                     ------     ----      ------       -------      -------      -------
Balance at August 31, 2001                           60,142     $602      81,944       (12,421)     116,487      186,612
                                                     ======     ====      ======       =======      =======      =======



     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Nine months ended August 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                             2001              2000
                                                                                         ------------       -------------
Cash flows from operating activities:

  Net income (loss)                                                                         $   1,943           (46,883)
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation, amortization and impairment of assets                                        8,824            13,695
     Equity in loss of affiliated companies                                                       822               789
     Gain on sale of assets                                                                      (933)           (6,200)
     Deferred income taxes                                                                     (4,190)          (25,087)
     Stock option compensation expense                                                            646                 -
     Impairment of investment                                                                   2,215                 -
     Changes in operating assets and liabilities
      net of effects from disposition of business:
       Accounts receivable                                                                    142,388            22,350
       Inventories                                                                             69,006           (45,835)
       Prepaid expenses                                                                         1,633               197
       Other assets                                                                               416            (3,616)
       Accounts payable                                                                      (162,353)           42,251
       Accrued expenses                                                                         5,298             7,171
       Income taxes payable                                                                    (2,275)           (6,209)
                                                                                            ---------          --------
        Net cash provided by (used in) operating activities                                    63,440           (47,377)
                                                                                            ---------          --------

Cash flows from investing activities:

 Proceeds from sale of assets                                                                   2,237               377
 Change in restricted cash                                                                      2,007           (15,822)
 Purchases of property and equipment                                                           (3,270)           (4,141)
 Acquisition of business, net of cash acquired                                                   (195)             (176)
 Purchase of investment                                                                             -            (4,144)
 Investment in joint venture                                                                     (735)                -
                                                                                            ---------          --------
        Net cash provided by (used in) investing activities                                        44           (23,906)
                                                                                            ---------          --------

Cash flows from financing activities:

 Repayments on notes payable                                                                 (385,802)         (288,600)
 Net borrowings  on notes payable                                                             305,021           357,829
 Additions to deferred loan costs                                                              (2,568)                -
 Net proceeds from issuance of common stock                                                         -               370
                                                                                            ---------          --------
        Net cash provided by (used in) financing activities                                   (83,349)           69,599
                                                                                            ---------          --------

Net decrease in cash and cash equivalents                                                     (19,865)           (1,684)
Cash and cash equivalents at beginning of period                                               77,023            70,498
                                                                                            ---------          --------
Cash and cash equivalents at end of period                                                  $  57,158            68,814
                                                                                            =========          ========

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

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended November 30, 2000 filed July 6, 2001.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended August 31, 2001 and 2000, follows (in thousands, except per share data):


                                                                         Three months ended
                                                                             August 31,
                                                                ----------------------------------
                                                                 2001                        2000
                                                                -------                    -------
Basic:
Net loss                                                        $(5,840)                   (13,905)
                                                                =======                    =======
Weighted average number of shares outstanding                    60,142                     60,142
                                                                =======                    =======
      Net loss per share                                        $ (0.10)                     (0.23)
                                                                =======                    =======
Diluted:
Net loss                                                        $(5,840)                   (13,905)
Interest on convertible notes, net of tax effect                      -                          -
                                                                -------                    -------
     Adjusted net loss                                          $(5,840)                   (13,905)
                                                                =======                    =======
Weighted average number of shares outstanding                    60,142                     60,142
Effect of dilutive securities:
     Stock options                                                    -                          -
     Convertible notes                                                -                          -
                                                                -------                    -------
Weighted average number of shares outstanding including
       effect of dilutive securities                             60,142                     60,142
                                                                =======                    =======
      Net loss per share                                        $ (0.10)                     (0.23)
                                                                =======                    =======

                                                                        Nine months ended
                                                                            August 31,
                                                                ----------------------------------
                                                                 2001                        2000
                                                                -------                    -------
Basic:
Net income (loss)                                               $ 1,943                    (46,883)
                                                                =======                    =======
Weighted average number of shares outstanding                    60,142                     60,128
                                                                =======                    =======
      Net income (loss) per share                               $  0.03                      (0.78)
                                                                =======                    =======
Diluted:
Net income (loss)                                               $ 1,943                    (46,883)
Interest on convertible notes, net of tax effect                      -                          -
                                                                -------                    -------
     Adjusted net income (loss)                                 $ 1,943                    (46,883)
                                                                =======                    =======
Weighted average number of shares outstanding                    60,142                     60,128
Effect of dilutive securities:
     Stock options                                                    8                          -
     Convertible notes                                                -                          -
                                                                -------                    -------
Weighted average number of shares outstanding including
       effect of dilutive securities                             60,150                     60,128
                                                                =======                    =======
      Net income (loss) per share                               $  0.03                      (0.78)
                                                                =======                    =======

      Options outstanding at August 31, 2001, to purchase 7.1 million and 6.0 million shares of common stock for the three and nine months ended August 31, 2001 were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive.

      Options outstanding to purchase 4.7 million shares of common stock for the three and nine months ended August 31, 2000, respectively were not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

      The subordinated convertible notes were not dilutive for the three and nine month periods ended August 31, 200l and 2000, respectively.

(3)  Segment and Related Information

     The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions:
     Asia-Pacific, North America, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operating results of Miami are included in Latin America since Miami's activities are primarily for export into Latin America. The Corporate segment includes headquarter operations, primarily general and administrative costs, and income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

     Segment asset information as of August 31, 2001, and November 30, 2000, follows (in thousands):


                                               Asia-              North
                                              Pacific            America        Latin America    Europe    Corporate     Total
                                         --------------------------------------------------------------------------------------

Total assets

August 31, 2001                              $260,604           118,081            123,592       46,190      62,392     610,859
November 30, 2000                             289,677           172,527            256,907       56,824      82,889     858,824

     Segment operations information for the three and nine months ended August 31, 2001 and 2000, follows (in thousands):


                                                           Asia-      North
                                                          Pacific    America    Latin America     Europe     Corporate       Total
                                                         --------    -------    -------------     ------     ---------      -------
     Three months ended August 31, 2001:
          Revenues from external customers               $331,720    155,649        69,488        53,639         -          610,496
          Income (loss) before
                interest and income taxes                   6,197      8,235        (6,671)       (1,815)      (10,922)      (4,976)

     Three months ended August 31, 2000:

          Revenues from external customers                270,787    155,653       136,630        66,723         -          629,793
          Income (loss) before
                interest and income taxes                   (278)        927        (6,985)        1,035        (5,259)     (10,560)


                                                                                                                2001         2000
                                                                                                              --------     --------
     Loss before interest and income taxes per segment
      information.........................................................................................    $ (4,976)     (10,560)
     Interest expense per the consolidated statements of
      operations..........................................................................................      (3,533)      (5,676)
     Interest income included in other, net in the consolidated  statements of
      operations..........................................................................................         138        1,210
                                                                                                              --------      -------
     Loss before income taxes per the consolidated statements of
      operations..........................................................................................    $ (8,371)     (15,026)
                                                                                                              ========      =======






                                                           Asia-      North
                                                          Pacific    America    Latin America    Europe     Corporate       Total
                                                         --------    -------    -------------    -------    ---------      -------

     Nine months ended August 31, 2001:

          Revenues from external customers               $939,225    407,154       307,686       174,468        -         1,828,533
          Income (loss) before
                interest and income taxes                  19,785     19,302        (5,480)       (2,918)     (18,135)       12,554

     Nine months ended August 31, 2000:

          Revenues from external customers                744,093    336,063       452,362       248,504        -         1,781,022
          Income (loss) before
                interest and income taxes                  12,905    (18,190)      (30,057)           75      (16,169)      (51,436)


                                                                                                               2001          2000
                                                                                                             --------      --------

     Income (loss) before interest and income taxes per segment information.............................     $ 12,554       (51,436)
     Interest expense per the consolidated statements of operations.....................................      (12,497)      (14,449)
     Interest income included in other, net in the consolidated  statements of operations...............        2,534         3,380
                                                                                                             --------       -------
     Income (loss) before income taxes per the consolidated statements of operations....................     $  2,591       (62,505)
                                                                                                             ========       =======

(4)  Notes Payable

     Notes payable consisted of the following at August 31, 2001 and November 30, 2000 (in thousands):

                                                                     2001        2000
                                                                  ----------   ----------
     Multicurrency revolving credit facility                         $     -       82,700
     People's Republic of China ("PRC") credit facilities             39,081       44,428
     Taiwan notes payable                                              8,989            -
     Peru note payable                                                 2,842        2,842
                                                                  ----------   ----------
                                                                     $50,912      129,970
                                                                  ==========   ==========

     As of January 30, 2001, the Company had negotiated an amendment to its Multicurrency Revolving Credit Facility, (the "Facility") that reduced the amount of the Facility from $100.0 million to $86.4 million.

     On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement that further reduced the amount of the Facility to $85.0 million on February 27, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further (i) increased the applicable interest rate margin by 25 basis points, (ii) shortened the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provided additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provides for dominion of funds by the banks for the Company's U.S. operations, (v) limited the borrowing base, and (vi) tightened restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

     As of July 3, 2001, the Company had negotiated an additional amendment to its Facility that reduced the borrowing capacity under the Facility from $85.0 million to $40.0 million and waived compliance with a covenant for the quarter ended May 31, 2001.

     At August 31, 2001 the Company had no borrowings under the Facility.

     As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement ("New Facility") with a bank and terminated its previously-existing Facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001 of 125 basis points, provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

     Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets.

     As a result of terminating its previously-existing Facility, the Company will have an extraordinary loss on early extinguishment of debt in the fourth quarter of 2001, primarily related to approximately $1.1 million in deferred loan costs related to the Facility.

     At August 31, 2001, the Company's operations in the PRC had two lines of credit, one for USD $12.5 million and the second for RMB 220 million (approximately USD $26.6 million), bearing interest at

     7.16%, and from 5.30% to 5.58% respectively. The loans have maturity dates through June 2002. Both lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At August 31, 2001, the U.S. dollar equivalent of $39.1 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at August 31, 2001 reflects USD $40.6 million in cash that is restricted as collateral on these advances and a corresponding USD $39.1 million in notes payable.

     Assuming the Company is able to successfully complete the exchange offer (note 5), the Company anticipates that its cash flow from operations, based on current and anticipated levels of operations and aggressive efforts to reduce inventories and accounts receivable, together with amounts available under its new credit facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements for the foreseeable future. The Company's New Facility requires that the Company refinance, exchange or extend the maturity of at least 80% of the $150 million principal amount of the Company's 5% Convertible Subordinated Notes due October 2002 (the "Notes") by April 2002, and failure to do so would result in an event of default under the New Facility. If the Company is unable to successfully complete the exchange offer or otherwise refinance or pay off the Notes, it may be faced with the possibility of bankruptcy, because it anticipates cash flow from operations, unrestricted cash balances and available borrowings may be insufficient to meet its cash requirements, including the payment of the Notes.

(5)  Exchange Offer

     The Company filed a registration statement on September 4, 2001 with the Securities and Exchange Commission for a proposed exchange offer for its Notes. The Company is offering to exchange up to 60,142,221 shares of its common stock and $20 million in cash for up to $150 million of outstanding Notes. The 60,142,221 shares would represent 50% of the Company's outstanding common stock on a post-exchange-offer basis. For each $1,000 principal amount of Notes holders tender in the exchange offer, they would receive approximately 400.94 shares of common stock and $133.33 in cash.

(6)  Separation Agreement

     The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and CEO and that James
     L. "Rocky" Johnson, who has served on the Board of Directors since March 1994 became Chairman of the Board, and Terry S. Parker, a member of the Board of Directors and a former President and COO of CellStar, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

(7)  Impairment of Investment

     For the three months ended August 31, 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of its 3.5 % investment in a Taiwan retailer. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result the Company reduced the carrying value of the its 3.5% investment in the retailer to $1.9 million, which represents the Company's estimate of the fair value of its 3.5% interest in the Taiwan retailer.

(8)  Accounting for Derivative Instruments and Hedging Activities

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

     At August 31, 2001, the Company had French franc forward contracts with a contractual amount of $1.1 million. The carrying amount and fair value of these contracts are not significant. These derivatives are not accounted for as hedges under Statement 133.

     The Company does not hold or issue derivative financial instruments for trading purposes.

(9)  Contingencies

     Refer to Part II, Item 1, "Legal Proceedings".

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          The Company reported a net loss of $5.8 million, or $0.10 per diluted share, for the third quarter of 2001, compared with a net loss of $13.9 million, or $0.23 per diluted share, for the same quarter last year. Revenues for the quarter ended August 31, 2001, were $610.5 million, a decrease of $19.3 million compared to $629.8 million in 2000. Excluding revenues of $34.0 million in the third quarter of 2000 from a major account in North America that has since been converted to a consignment basis, revenues increased 2.5% in the current year third quarter. Gross profit increased from $23.3 million in 2000 to $31.1 million in 2001. Selling, general and administrative expenses for the third quarter of 2001 were $28.7 million compared to $33.8 million in 2000.

     The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and CEO and that James
     L. "Rocky" Johnson, who has served on the Board of Directors since March 1994 became Chairman of the Board, and Terry S. Parker, a member of the Board of Directors and a former President and COO of CellStar, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

     The Company filed a registration statement on September 4, 2001 with the Securities and Exchange Commission for a proposed exchange offer for its 5% Convertible Subordinated Notes due October 2002 (the "Notes"). The Company is offering to exchange up to 60,142,221 shares of its common stock and $20 million in cash for up to $150 million of outstanding Notes. The 60,142,221 shares would represent 50% of the Company's outstanding common stock on a post-exchange-offer basis. For each $1,000 principal amount of Notes holders tender in the exchange offer, they would receive approximately
     400.94 shares of common stock and $133.33 in cash.

     In the third quarter of 2000, the Company divested its majority interest in its Brazil joint venture, announced its intent to divest its Venezuela operations, and continued to phase out a major portion of its North America and Miami redistributor business.

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

          The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in cost of and access to capital; changes in import/export regulations, including enforcement policies; "gray market" resales; and tariff and freight rates. Political and other factors beyond the control of the Company, including trade disputes among nations, internal political or economic instability in any nation where the Company conducts business, and terrorist acts could have a material adverse effect on the Company.

          Assuming the Company is able to successfully complete the exchange offer, the Company anticipates that its cash flow from operations, based on current and anticipated levels of operations and aggressive efforts to reduce inventories and accounts receivable, together with amounts available under its new credit facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements for the foreseeable future. The Company's New Facility requires that the Company refinance, exchange or extend the maturity of at least 80% of the $150 million principal amount of the Notes by April 2002, and failure to do so would result in an event of default under the New Facility. If the Company is unable to successfully complete the exchange offer or otherwise refinance or pay off the Notes, it may be faced with the possibility of bankruptcy, because it anticipates cash flow from operations, unrestricted cash balances and available borrowings may be insufficient to meet its cash requirements, including the payment of the Notes.

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

     Results of Operations

          The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2001 and 2000:

                                                                           Three months ended                 Nine months ended
                                                                                August 31                         August 31
                                                                       ----------------------------     ----------------------------
                                                                        2001                 2000             2001            2000
                                                                      --------             --------         --------        --------
Revenues                                                                100.0  %              100.0            100.0          100.0
Cost of sales                                                            94.9                  96.3             94.5           95.8
                                                                      --------             --------         --------        --------
      Gross profit                                                        5.1                   3.7              5.5            4.2
Selling, general and administrative expenses                              4.7                   5.4              4.4            7.0
Impairment of assets                                                        -                   0.7               -             0.3
Separation agreement                                                      0.9                    -               0.3             -
Restructuring charge (credit)                                               -                    -               0.1             -
                                                                      --------             --------         --------        --------
      Operating income (loss)                                            (0.5)                 (2.4)             0.7           (3.1)
Other income (expense):
     Equity in loss of affiliated companies                                 -                    -              (0.1)            -
     Gain on sale of assets                                                 -                   1.0              0.1            0.4
     Interest expense                                                    (0.6)                 (0.9)            (0.7)          (0.8)
     Impairment of investment                                            (0.4)                   -              (0.1)            -
     Other, net                                                           0.1                    -               0.2             -
                                                                      --------             --------         --------        --------
          Total other income (expense)                                   (0.9)                  0.1             (0.6)          (0.4)
                                                                      --------             --------         --------        --------
     Income (loss) before income taxes                                   (1.4)                 (2.3)             0.1           (3.5)
Provision (benefit) for income taxes                                     (0.4)                 (0.1)              -            (0.9)
                                                                      --------             --------         --------        --------
     Net income (loss)                                                   (1.0) %               (2.2)             0.1           (2.6)
                                                                      ========             ========         ========        ========


     Three Months Ended August 31, 2001 Compared to Three Months Ended August 31, 2000

          Revenues. The Company's revenues decreased $19.3 million, or 3.1%, from $629.8 million to $610.5 million.

          Revenues in the Asia-Pacific Region increased $60.9 million, or 22.5%, from $270.8 million to $331.7 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $291.0 million in revenues, an increase of $105.4 million, or 56.8%, from $185.6 million. Growth in the PRC, where market penetration of handsets is approximately 10% of the total population, is being driven by the addition of new wireless subscribers. Revenues from the Company's operations in Singapore increased $11.9 million to $24.4 million, or 95.5%, due to third party subsidies and sales of two products for which the Company has exclusive rights. Revenues from Taiwan decreased $55.7 million, or 90.9% to $5.6 million. The Company's operations in Taiwan continue to be affected by economic and political turmoil in the country. In addition, the Company's supplier base in Taiwan is limited and there are no compelling new products from its major supplier.

          North American Region revenues were $155.6 million compared to $155.7 million in 2000. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees, which will reduce revenue potential for the 2001 fiscal year by approximately $100 million. Revenues for the third quarter of 2000 on a comparable basis were $121.6 million. The conversion to consignment is expected to have minimal impact on net income, but will reduce inventory risk and the need for working capital. The increase on a comparable basis was primarily attributable to market expansion by a regional carrier customer.

          The Company's operations in the Latin America Region provided $69.5 million of revenues, compared to $136.6 million in 2000, a 49.1% decrease. Revenues in Mexico, the region's largest revenue contributor, were $41.5 million compared to $78.2 million in 2000, which benefited from strong carrier promotions. The decrease was also due to reduced business with major carrier customers. The Company sold its 51% interest in its Brazil joint venture in August 2000. Revenues for Brazil were $14.9 million in last year's third quarter. Revenues from the Venezuela operations were $4.3 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's Miami export operations were $14.3 million compared to $20.5 million in the third quarter a year ago. The increased availability of in-country manufactured products in South America has reduced exports from Miami. Combined revenues from CellStar's Argentina, Chile, Colombia and Peru operations were $13.7 million in 2001 and $18.8 million in 2000.

          The Company's European Region operations recorded revenues of $53.6 million, a decrease of $13.1 million from $66.7 million in 2000. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout of new handset technologies and services.

          Gross Profit. Gross profit increased $7.8 million from $23.3 million to $31.1 million as a result of increases in the Asia Pacific and North America Regions. These increase are due to better product mix as the Company continues to emphasize inventory management. Gross profit in the Latin America region was lower primarily due to the Company's operations in Mexico. Gross margins in Mexico were significantly impacted by reduced revenues to the Company's major carrier customers. Gross profit in 2000 in Asia was also lower due to the Company's commitment to defend market share. Gross profit in 2000 was lower in North America due in part to efforts to improve the quality of its inventory by reducing the level of analog, satellite, and older model products by selling these products at lower margins.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.1 million from $33.8 million to $28.7 million. The decrease is principally due to the divestiture of the Company's operations in Brazil and Venezuela which were sold in August 2000 and December 2000, respectively. In the third quarter of 2000, Brazil and Venezuela incurred expenses of $3.8 million and $3.1 million, respectively. These decreases were partially offset by increases due to costs associated with business expansion activities in payroll and professional fees. Selling, general and administrative expenses as a percentage of revenues were 4.7% and 5.4% for 2001 and 2000, respectively.

          Impairment of Assets. In the third quarter 2000, the Company decided to exit its Venezuela operations. The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value (see "International Operations").

          Separation Agreement. The Company announced on July 6, 2001, that Alan
     H. Goldfield retired effective immediately from the position of Chairman and CEO and that James L. "Rocky" Johnson, who has served on the Board of Directors since March 1994 became Chairman of the Board, and Terry S. Parker, a member of the Board of Directors and a former President and COO of CellStar, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

          Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.4 million in 2000 due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to liquidate its ownership in CellStar Amtel to limit further exposure. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1.0 million.

          Gain on Sale of Assets. In third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million, from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture. During the third quarter 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million.

          Interest Expense. Interest expense decreased to $3.5 million from $5.7 million. This decrease was primarily related to the elimination of debt of the Brazil operation, which was sold in August 2000. The decrease was also a result of lower borrowing levels on the Company's Multicurrency Revolving Credit Facility, partially offset by an increase in the amortization of deferred loan costs as a result of the reduction in the amount of the Facility.

          Impairment of Investment. The Company recorded a $2.2 million impairment charge in the third quarter of 2001 to reduce the carrying value of its 3.5% investment in a Taiwan retailer. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result the Company reduced the carrying value of the its 3.5% investment in the retailer to $1.9 million which represents the Company's estimate of the fair value of its 3.5% interest in the Taiwan retailer.

          Other, Net. Other, net increased $0.5 million, from income of $0.3 million to income of $0.8 million, primarily due to losses in the second quarter of 2000 on foreign currencies related to European operations.

          Income Taxes. Income tax benefit increased from a benefit of $1.1 million in 2000 to a benefit of $2.5 million in 2001. The Company reduced its 2001 estimated annual effective tax rate from 29% at the end of the second quarter to 25% due to changes in the expected geographical mix of income before tax. Included in the third quarter of 2001 is the benefit related to this reduction.

     Nine Months Ended August 31, 2001 Compared to Nine Months Ended August 31, 2000

          Revenues. The Company's revenues increased $47.5 million, or 2.7%, from $1,781.0 million to $1,828.5 million.

          Revenues in the Asia-Pacific Region increased $195.1 million, or 26.2%, from $744.1 million to $939.2 million. The Company's operations in the PRC provided $817.0 million in revenue, an increase of $310.2 million, or 61.2%, from $506.8 million. Growth in the PRC, where market penetration of handsets is approximately 10% of the total population, is being driven by the addition of new wireless subscribers. Revenues from the Company's operations in Singapore increased $31.7 million, or 101.6%, to $62.9 million due to third party subsidies and new products, including sales of two products for which the Company has exclusive rights. Revenues from Taiwan and The Philippines operations decreased $138.1 million, or 84.4%, and $8.7 million, or 20.5%, respectively to $25.5 million and $33.8 million, respectively. The Company's operations in Taiwan and The Philippines continue to be affected by economic and political turmoil in the respective countries. In addition, the Company's supplier base in Taiwan is limited and there are no new compelling products from its major supplier.

           North American Region revenues were $407.2 million, an increase of $71.1 million, or 21.2% when compared to $336.1 million. U.S. revenues continued to benefit from strong promotional activity by several customers, as well as from the addition of new customers and expanded markets. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees, which will reduce revenue potential for the 2001 fiscal year by approximately $100 million. Revenues for the nine months ended August 31, 2001 and August 31, 2000, on a comparable basis were

     $376.4 million and $284.8 million, respectively. The conversion to consignment is expected to have minimal impact on net income, but will reduce inventory risk and the need for working capital.

          The Latin American Region provided $307.7 million of revenues, compared to $452.4 million, or a 32.0% decrease. Revenues in Mexico decreased $76.5 from $261.0 million in 2000, which benefited from strong carrier promotions, to $184.5 million in 2001. The decrease was primarily due to reduced promotional activities by carrier customers and to reduced business with carrier customers. Revenues for Brazil were $40.6 million in 2000. The Company's sold its Brazil operations in August 2000. Revenues from the Venezuela operations were $30.6 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's operations in Miami decreased $24.1 million from 2000 as increased product availability from in-country manufacturers in Latin America continued to reduce exports from Miami. The Company phased out a major portion of its redistributor business in its Miami and North American operations, starting in the second quarter of 2000, due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. As a result the Company restructured its Miami operation to reduce the size and cost of these operations, resulting in a charge of $0.8 million in the second quarter of 2001. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $25.9 million to $83.6 million primarily due to significant promotional activity by a major carrier in Colombia during the first quarter of 2001.

          The Company's Europe Region recorded revenues of $174.5 million, a decrease of $74.0 million, or 29.8%, from $248.5 million, primarily due to the Company's decision to curtail its U.K. international trading operations in April 2000 (see "International Operations"). The handset market in Europe is also highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout of new handset technologies and services.

          Gross Profit. Gross profit increased $25.4 million from $74.7 million to $100.1 million. During 2000, the Company incurred $29.2 million in inventory obsolescence primarily as a result of price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. In 2001, the Company incurred $6.3 million in obsolescence. The increase in gross profit as a percentage was due to better inventory management and product mix.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $43.2 million from $124.1 million to $80.9 million. This decrease was principally due to a reduction in bad debt expense of $29.0 million from $33.3 million to $4.3 million in 2001. The bad debt expense in 2000 was primarily from certain U.S.-based accounts receivable, the collectibility of which had deteriorated significantly in the second quarter of 2000 and which were further affected by the Company's decision to sell its majority interest in its joint venture in Brazil and the phase out of a major portion of the redistributor business in its Miami and North America operations. Bad debt expense in 2001, includes a recovery of $3.9 million related to a receivable from a satellite handset customer which was reserved in the fourth quarter of 2000. Selling, general and administrative expenses related to the Brazil and Venezuela operations, which were sold in August 2000 and December 2000, respectively, were $0.2 million in 2001 and $16.9 million in 2000 and included $2.3 million in bad debt expense.

          Impairment of Assets. In the third quarter 2000, the Company decided to exit its Venezuela operations. The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuelan assets, primarily goodwill, to their estimated fair value (see "International Operations").

          Separation Agreement. The Company announced on July 6, 2001, that Alan
     H. Goldfield retired effective immediately from the position of Chairman and CEO and that James L. "Rocky" Johnson, who has served on the Board of Directors since March 1994 became Chairman of the Board, and Terry S. Parker, a member of the Board of Directors and a former President and COO of CellStar, rejoined the Company as Chief Executive Officer The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

          Restructuring Charge (Credit). In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

          Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.8 million in both 2001 and 2000 primarily due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to liquidate its ownership in CellStar Amtel to limit further exposure. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1.0 million.

          Gain on Sale of Assets. The Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000. In third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million, from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture. During the third quarter 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million.

          Interest Expense. Interest expense decreased to $12.5 million in 2001 from $14.4 million in 2000. This decrease was primarily related to the elimination of debt of the Brazil operation, which was sold in August 2000.

          Impairment of Investment. For the three months ended August 31, 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of its 3.5 % investment in a Taiwan retailer. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result the Company reduced the carrying value of the its 3.5% investment in the retailer to $1.9 million which represents the Company's estimate of the fair value of its 3.5% interest in the Taiwan retailer.

          Other, Net. Other, net increased $3.6 million, from income of $0.7 million to income of $4.3 million, primarily due to gains on foreign currencies related to European operations in 2001 compared with losses in 2000.

          Income Taxes. Income tax expense increased from a benefit of $15.6 million in 2000 to expense of $0.6 million in 2001 due to the changes in pretax income. The Company's annual effective tax rate for both 2001 and 2000 was 25%.

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

          The Company's sales from its Miami operations to customers exporting into South American countries continued to decline as a result of increased in- country manufactured product availability in South

America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributor business in Miami. In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

     As a result of the continuing deterioration in the Malaysia market, the Company intends to limit further exposure by divesting its 49% ownership in CellStar Amtel. The carrying value of the investment at August 31, 2001 was $35,000. During the quarter ended February 28, 2001, the Company incurred a $0.7 million loss related to the operations of CellStar Amtel. No additional losses were incurred in the quarters ended May 31, 2001 and August 31, 2001. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently estimates the remaining exposure to be up to $1 million.

     In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. Since then the Company has experienced operating losses in its U.K. operation.

Liquidity and Capital Resources

     During the nine months ended August 31, 2001, the Company relied primarily on cash available at November 30, 2000, funds generated from operations and borrowings under its Revolving Credit Facility (the "Facility") to fund working capital, capital expenditures and expansions. At August 31, 2001, the Company had no borrowings under the Facility.

     At August 31, 2001, the Company's operations in the PRC had two lines of credit, one for USD $12.5 million and the second for RMB 220 million (approximately USD $26.6 million), bearing interest at 7.16%, and from 5.30% to 5.58% respectively. The loans have maturity dates through June 2002. Both lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At August 31, 2001, the U.S. dollar equivalent of $39.1 million had been borrowed against the lines of credit in the PRC. As a result of this method of funding operations in the PRC, the consolidated balance sheet at August 31, 2001 reflects USD $40.6 million in cash that is restricted as collateral on these advances and a corresponding USD $39.1 million in notes payable.

     In addition, the Company has notes payable in Taiwan and Peru totaling $11.8 million.

     As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement ("New Facility") with a bank and terminated its previously-existing Facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001 of 125 basis points, provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

     Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. At October 19, 2001 the Company had no borrowings under the New Facility.

     As a result of terminating its previously-existing Facility, the Company will have an extraordinary loss on early extinguishment of debt in the fourth quarter of 2001, primarily related to approximately $1.1 million in deferred loan costs related to the Facility.

     The Company filed a registration statement on September 4, 2001 with the Securities and Exchange Commission for a proposed exchange offer for its 5% Convertible Subordinated Notes due October 2002 (the "Notes"). The Company is offering to exchange up to 60,142,221 shares of its common stock and $20 million in cash for up to $150 million of outstanding Notes. The 60,142,221 shares would represent 50% of the Company's outstanding common stock on a post-exchange-offer basis. For each $1,000 principal amount of Notes holders tender in the exchange offer, they would receive approximately 400.94 shares of common stock and $133.33 in cash.

     Cash, cash equivalents, and restricted cash at August 31, 2001 were $97.8 million, compared to $119.6 million at November 30, 2000, primarily reflecting the use of the cash to reduce the Facility and accounts payable.

     Compared to November 30, 2000, accounts receivable decreased from $346.0 million to $199.4 million. Inventories declined to $195.4 million, from $265.6 million at November 30, 2000. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $193.9 million, compared to $361.0 million at November 30, 2000.

     Assuming the Company is able to successfully complete the exchange offer, the Company anticipates that its cash flow from operations, based on current and anticipated levels of operations and aggressive efforts to reduce inventories and accounts receivable, together with amounts available under its new credit facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements for the foreseeable future. The Company's New Facility requires that the Company refinance, exchange or extend the maturity of at least 80% of the $150 million principal amount of the Notes by April 2002, and failure to do so would result in an event of default under the New Facility. If the Company is unable to successfully complete the exchange offer or otherwise refinance or pay off the Notes, it may be faced with the possibility of bankruptcy, because it anticipates cash flow from operations, unrestricted cash balances and available borrowings may be insufficient to meet its cash requirements, including the payment of the Notes.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations." Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill will be determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the amortization provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003, with early application permitted during the first quarter of fiscal 2002. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

     For the quarters ended August 31, 2001 and 2000, the Company recorded in other income (expense), net foreign currency gains and (losses) of $92,000 and $(0.9) million, respectively. The losses in 2000 were primarily due to the revaluations of foreign currency related to the Company's European operations.

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

          At August 31, 2001, the Company had French franc forward contract with a contractual amount of $1.1 million. The carrying amount and fair value of theses contracts are not significant. These derivatives are not accounted for as hedges under Statement 133.

       Interest Rate Risk

          The interest rate of the Company's previous Facility and New Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. Additionally, the applicable margin is subject to increases as the Company's ratio of consolidated funded debt to consolidated cash flow increases. During the quarter ended August 31, 2001, the interest rates of borrowings under the Facility ranged from 7.75% to 8.50%. A one percent change in variable interest rates will not have a material impact on the Company. The Company manages its borrowings under the Facility each business day to minimize interest expenses.

          The Company has short-terms borrowings in the PRC as discussed in Liquidity and Capital Resources. The notes payable in Taiwan bear interest at 5.98% and 7.2%, respectively, and the note payable in Peru does not bear interest.

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

          The Court entered an order on September 26, 1999 consolidating the above lawsuits and appointing lead plaintiffs and lead plaintiffs' counsel. On November 8, 1999, the lead plaintiffs filed a consolidated complaint. The Company filed a Motion to Dismiss the consolidated complaint and the Court granted that motion on August 3, 2000. The plaintiffs filed a Second Amended and Consolidated Complaint on September 1, 2000, essentially re-alleging the violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Company filed a Motion to Dismiss plaintiffs' Second Amended and Consolidated Complaint on November 2, 2000. On September 28, 2001, the Court entered an order and judgement to dismiss the consolidated complaint with prejudice, and closed the consolidated action for administrative purposes.

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

     (A)  Exhibits.

     3.1  Amended and Restated Certificate of Incorporation of
          CellStar Corporation ("Certificate of Incorporations"). (1)

     3.2  Certificate of Amendment to Certificate of Incorporation.
          (7)

     3.3  Amended and Restated Bylaws of CellStar Corporation. (8)

     4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, and 3.3 are incorporated into this item by reference.
          (1)(7)(3)(8)

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

     4.5 Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designations"). (4)

     4.6  Form of Rights Certificate. (4)

     4.7  Certificate of Correction of Certificate of Designations. (5)

     4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

     10.1 Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of It's Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders and Foothill Capital Corporation, as the Arranger and Administrative Agent. (9)

     10.2 First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of It's Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders and Foothill Capital Corporation, as the Arranger and Administrative Agent. (9)

     10.3 Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (9) (10)

-----------------------------------

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

     (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001.

     (9)      Filed herewith.

     (10) The exhibit is a management contract or compensatory plan or agreement.

     (B)  Reports on Form 8-K

              None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLSTAR CORPORATION

                                    /s/ AUSTIN P. YOUNG
                                ----------------------------------------------
                                By: Austin P. Young
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)


                                    /s/ RAYMOND L. DURHAM
                                ----------------------------------------------
                                By: Raymond L. Durham
                                    Vice President, Corporate Controller
                                    (Principal Accounting Officer)

                                Date:   October 22, 2001

                                  EXHIBIT INDEX
                                  -------------

Exhibit
  No.                    Description
-------   --------------------------------------

3.1 Amended and Restated Certificate of Incorporation of CellStar Corporation ("Certificate of Incorporations"). (1)

3.2       Certificate of Amendment to Certificate of Incorporation. (7)

3.3       Amended and Restated Bylaws of CellStar Corporation. (8)

4.1 The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, and 3.3 are incorporated into this item by reference.(1)(7)(3)(8)

4.2       Specimen Common Stock Certificate of CellStar Corporation. (2)

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

4.5 Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of CellStar Corporation ("Certificate of Designations"). (4)

4.6       Form of Rights Certificate. (4)

4.7       Certificate of Correction of Certificate of Designations. (5)

4.8 Indenture, dated as of October 14, 1997, by and between CellStar Corporation and the Bank of New York, as Trustee. (6)

10.1 Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of It's Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders and Foothill Capital Corporation, as the Arranger and Administrative Agent. (9)

10.2 First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of It's Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders and Foothill Capital Corporation, as the Arranger and Administrative Agent. (9)

10.3 Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (9) (10)

          -----------------------------------

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

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001.

(9)       Filed herewith

(10) The exhibit is a management contract or compensatory plan or agreement.