Form 10-Q/A
period 2001-08-31
CELLSTAR CORP
filed 2001-11-13
CIK 913590

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

                              CELLSTAR CORPORATION
                               INTRODUCTORY NOTE



CellStar Corporation (the "Company" or "CellStar") hereby amends in its entirety the Company's Quarterly Report on Form 10-Q for the third quarter ended August 31, 2001 filed with the Securities and Exchange Commission on October 22, 2001. This Form 10-Q/A is being filed to update the introductory note related to the independent auditors' review, which was not complete at the time of the October 22, 2001 filing. Our independent auditors have now completed their review procedures as established by generally accepted auditing standards and article 10-01(d) of Regulation S-X as of and for the three months ended August 31, 2001.

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

                                Date:   November 13, 2001

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