Form 10-Q/A
period 2001-08-31
CELLSTAR CORP
filed 2002-01-10
CIK 913590

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

                              CELLSTAR CORPORATION
                               INTRODUCTORY NOTE



CellStar Corporation (the "Company" or "CellStar") hereby amends in its entirety the Company's Quarterly Report on Form 10-Q/A for the third quarter ended August 31, 2001 filed with the Securities and Exchange Commission on November 13, 2001. This Form 10-Q/A is being filed to include the independent accountants' review report as required by article 10-01(d) of Regulation S-X.

                              INDEX TO FORM 10-Q/A

                                                                         Page
PART I - FINANCIAL INFORMATION                                           Number
------   ---------------------                                           ------

Item 1.    FINANCIAL STATEMENTS

           Independent Accountants' Review Report                            3

           CONSOLIDATED BALANCE SHEETS (unaudited)
           August 31, 2001 and November 30, 2000                             4

           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
           Three and nine months ended August 31, 2001 and 2000              5

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           AND COMPREHENSIVE INCOME (unaudited)
           Nine months ended August 31, 2001                                 6

           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
           Nine months ended August 31, 2001 and  2000                       7

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)            8

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              15

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                23

PART II - OTHER INFORMATION
-----------------------------

Item 1.    LEGAL PROCEEDINGS                                                25

Item 2.    EXHIBITS AND REPORTS ON FORM 8-K                                 25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Stockholders
CellStar Corporation:

We have reviewed the consolidated balance sheet of CellStar Corporation and subsidiaries as of August 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the three- and nine-month periods ended August 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CellStar Corporation and subsidiaries as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001 except as to note 7 which is as of February 27, 2001 and note 2 which is as of June 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph regarding the restatement of such financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of November 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              KPMG LLP

Dallas, Texas
November 13, 2001

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

                                CELLSTAR CORPORATION

                                    /s/ ELAINE FLUD RODRIGUEZ
                                ----------------------------------------------
                                By: Elaine Flud Rodriguez
                                    Senior Vice President, General Counsel
                                    and Secretary


                                    /s/ RAYMOND L. DURHAM
                                ----------------------------------------------
                                By: Raymond L. Durham
                                    Vice President, Corporate Controller
                                    (Principal Accounting Officer)

                                Date:   January 10, 2002

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