Form 10-K
period 2001-11-30
CELLSTAR CORP
filed 2002-02-28
CIK 913590

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year                      Commission File Number
         Ended November 30, 2001                            0-22972

                               CELLSTAR CORPORATION
               (Exact name of registrant as specified in its charter)

                Delaware                                   75-2479727
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

                                 Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


On February 22, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $27,996,018, based on the closing sale price of $3.50 as reported by the NASDAQ/NMS. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 22, 2002, there were 12,028,425 outstanding shares of Common Stock, $0.01 par value per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders of the Company to be held during the second quarter of 2002 are incorporated by reference into Part III of this Form 10-K.

                              CELLSTAR CORPORATION

                               INDEX TO FORM 10-K

                                                                                                    Page
                                                                                                   Number
PART I.
Item 1.     Business                                                                                  3
Item 2.     Properties                                                                               10
Item 3.     Legal Proceedings                                                                        10
Item 4.     Submission of Matters to a Vote of Security Holders                                      10

PART II.
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                    11
Item 6.     Selected Consolidated Financial Data                                                     12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    13
Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk                               24
Item 8.     Consolidated Financial Statements and Supplementary Data                                 25
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     25

PART III.
Item 10.    Directors and Executive Officers of the Registrant                                       25
Item 11.    Executive Compensation                                                                   25
Item 12.    Security Ownership of Certain Beneficial Owners and Management                           25
Item 13.    Certain Relationships and Related Transactions                                           25

PART IV.
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                          26

                                    PART I.

Item 1. Business

General

CellStar Corporation (the "Company" or "CellStar") is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, North America, Latin America and Europe. The Company facilitates the effective and efficient distribution of handsets, related accessories, and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of the Company's markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

The Company's "Asia-Pacific Region" consists of Taiwan, Singapore, The Philippines, Malaysia, Korea and the People's Republic of China, including Hong Kong. During 2001, the Company closed its Japan operation. The Company is in the process of divesting its 49% ownership in its Malaysia joint venture. The Company's "Latin American Region" consists of Mexico, Chile, Peru, Colombia, Argentina and the Company's Miami, Florida operations. Venezuela was included in the Latin American Region until the operations were sold on December 26, 2000. The Company's "European Region" consists of the United Kingdom, Sweden and The Netherlands. The Company's "North American Region" consists of the United States.

The Company's distribution services include purchasing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery of wireless handsets and accessories. In addition, the Company offers its customers value-added services, including internet-based supply chain services (AOS On-Line(SM)), internet-based tracking and reporting, inventory management, marketing, prepaid wireless, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. The Company also provides wireless activation services and operates retail locations in certain markets from which wireless communications products and accessories are marketed to the public.

The Company markets its products to wholesale purchasers using, among other methods, direct sales strategies, the internet, strategic account management, trade shows and trade journal advertising. The Company offers advertising allowances, ready-to-use advertising materials and displays, access to hard-to-find products, credit terms, a variety of name brand products and highly-responsive customer service.

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

Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable handsets, pagers and two-way radios. Since its inception in 1983, the wireless handset market had grown rapidly until 2001. Future growth in the worldwide subscriber base and the convergence of existing and emerging technologies into a single multifunction handset connected to a wireless web should create significant new opportunities for the Company. The Company believes that the wireless communications industry should continue to grow, although at a slower rate than in prior years, for a number of reasons, including the following: increased service availability, the lower cost of wireless service compared to conventional landline telephone systems, and future economic growth. The Company also believes that advanced digital technologies have led to increases in the number of network operators and resellers, which have promoted greater competition for subscribers and, we believe, have resulted in increased demand for wireless communications products.

CellStar's revenues grew at a 20.8% compound annual rate for the five fiscal years ended November 30, 2001, and decreased 1.7% for the year ended November 30, 2001, compared to the prior fiscal year. The Company generated 76.2% of its revenues in 2001 from operations conducted outside the United States.

Cautionary Statements

The Company's success will depend upon, among other things, economic conditions, wireless market conditions, its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

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

Asia-Pacific Region

The Company believes that in the Asia-Pacific Region, primarily in China, demand for wireless communications services has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these and other factors, as well as the large population base and economic growth in this region, the Company believes that phone users should increasingly use wireless systems.

The Company offers wireless handsets and accessories manufactured by Original Equipment Manufacturers ("OEMs"), such as Motorola, Nokia, Ericcson and LG and aftermarket accessories manufactured by a variety of suppliers. Throughout the Asia-Pacific Region, the Company acts as a wholesale distributor of wireless handsets to large and small volume purchasers.

CellStar (Asia) Corporation Limited ("CellStar Asia"), the oldest of our business units in the region, derives its revenue principally from wholesale sales of wireless handsets to Hong Kong-based companies that ship these products to the remainder of China.

Shanghai CellStar International Trading Company, Ltd. ("CellStar Shanghai"), a wholly-owned, limited liability foreign trade company established in Shanghai, China, commenced domestic wholesale operations in China in 1997 using a local commodities exchange market as an intermediary, pursuant to an experimental initiative permitting market access as authorized by the Shanghai municipal government. CellStar Shanghai purchases wireless handsets locally manufactured by Motorola, Nokia and Ericcson and wholesales those products to distributors and retailers located throughout China. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations using CellStar's trademarks. Under the terms of such arrangements, CellStar Shanghai provides services, sales support, training and access to promotional materials for use in their operations. As a result of these cooperative arrangements, more than 1,000 retail points of sale in China display the CellStar name and trademarks. In exchange, those distributors agree to purchase most of their requirements of wireless handsets from CellStar Shanghai.

CellStar Shanghai currently deals with numerous local distributors, including distributors located in the ten largest metropolitan areas in China. CellStar Shanghai leases warehouse, showroom and office space in the Pudong district of Shanghai, as well as two other warehouses in Beijing and Guangzhou.

Although the Company's business in the Asia-Pacific Region is predominantly wholesale, retail operations are also conducted in Singapore, Malaysia and Taiwan. Historically the Company has acted through wholly-owned subsidiaries in each of the countries in this region; however, some of the retail operations may be owned jointly with local partners, depending on the market and regulatory environment in the host country.

The Company commenced operations in Taiwan in 1995. The Company entered the Singapore, The Philippines and Malaysia markets in 1995. In Malaysia, the Company is a minority partner (49%) in a joint venture. Due to the continuing deterioration in the Malaysia market, the Company is in the process of divesting its ownership interest in the Malaysia joint venture. In 2000, the Company established a wholly-owned subsidiary in Japan and an 80% owned subsidiary in Korea to locate and purchase product and to develop relationships with local handset manufacturers in those areas. In 2001, the Company closed the Japan operation.

The following table outlines CellStar's entry into the Asia-Pacific Region:

                                                    Type of Operation
Country                         Year Entered    (as of November 30, 2001)

Hong Kong                           1993                Wholesale
Singapore                           1995          Wholesale and Retail
The Philippines                     1995                Wholesale
Malaysia                            1995           Wholesale and Retail
Taiwan                              1995           Wholesale and Retail
People's Republic of China          1997                Wholesale
Japan                               2000          Purchasing (closed as
                                                  of November 30, 2001)
Korea                               2000                Purchasing

At November 30, 2001, the Company sold its products to over 250 wholesale customers in the Asia-Pacific Region (excluding customers of the Company's Malaysia joint venture), the ten largest of which accounted for approximately 32% of consolidated revenues. The Company offers a broad product mix compatible with digital systems in the Asia-Pacific Region and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force and through trade shows. To penetrate local markets in certain countries, the Company has made use of subagent and license relationships.

North American Region

In the United States, wireless communications services were developed as an alternative to conventional landline systems and have been among the fastest growing market segments in the communications industry. The Company believes that the U.S. market for wireless services should continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and product and service enhancements. In addition, many wireless service providers have upgraded their existing systems from analog to digital technology as a result of capacity constraints in many of the larger wireless markets and to respond to competition. Digital technology offers certain advantages, such as improved signal quality, improved call security, lower incremental costs for additional subscribers, and the ability to provide data transmission services.

At November 30, 2001, the Company sold its products to approximately 1,800 customers in the North American Region, the ten largest of which accounted for approximately 14% of consolidated revenues. The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Nokia, Kyocera, Sony Ericsson Mobile Communications (USA) Inc. ("Sony") and InfoComm U.S.A., Inc. and aftermarket accessories manufactured by a variety of suppliers. The Company's distribution operations and value-added services complement the manufacturer distribution channels by allowing the manufacturers to sell and distribute their products to smaller volume purchasers and retailers.

The Company offers a broad product mix in the United States, including products that are compatible with digital and analog systems, and anticipates that the Company's product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company continues to develop and enhance the functionality of the AOS On-Line and netXtreme(SM) programs. These programs are proprietary, internet-based order entry and supply chain services software and systems designed to assist customers in the submission of orders, the tracking of such orders and the analysis of business activities with CellStar. AOS On-Line and netXtreme greatly enhance a customer's ability to actively manage inventories and reduce supply chain delays. In addition, the Company assists customers in developing e-commerce platforms and solutions designed to enhance sales and reduce product delivery and activation delays.

As of November 30, 2001, the Company operated two retail locations in the United States--one in Austin, Texas, and one in Houston, Texas.

Latin American Region

As in the Asia-Pacific Region, the Company believes that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and to limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. Based on these and other factors, as well as the large population base in this region, the Company believes that phone users should increasingly use wireless communications systems.

In the Latin American Region, CellStar offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs, such as Motorola, Nokia, Samsung, Kyocera and Ericsson, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers. The Company, through its Miami, Florida operation, acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, the Company's Miami operation is included in the Latin American Region.

In the quarter ended May 31, 2000, the Company began phasing out a major portion of its redistributor business in Miami due to the volatility of such business, the relatively lower margins and higher credit risks. Redistributors are distributors without existing direct relationships with manufacturers and without long-term carrier or dealer/agent relationships. Such distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have a long-term predictable product demand. Due to the reduction in the redistributor business and the increased availability of in-country manufactured product, the Company has experienced a significant decline in exports from its Miami operation and has restructured the Miami operation in 2001 to reduce the size and cost of the operation.

Although the Company's business in the Latin American Region is predominantly wholesale and value-added fulfillment services, the Company conducts retail operations in all its countries in this region. At November 30, 2001, CellStar operated 103 retail locations (including kiosks) in the Latin American Region, the majority of which are located in Colombia and Mexico. Historically, the Company has acted primarily through wholly-owned subsidiaries in each of the countries in this region. From 1998 until the divestiture of the Brazil operations in August 2000, the Company conducted its operations in Brazil primarily through a majority owned (51%) joint venture.

The Company decided during the quarter ended August 31, 2000, based on the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela. The Company exited the Venezuela market on December 26, 2000.

The following table outlines CellStar's entry into the Latin American Region:

                                                          Type of Operation
   Country              Year Entered                  (as of November 30, 2001)

   Mexico                   1991                         Wholesale and Retail
   Chile                    1993                         Wholesale and Retail
   Venezuela                1993                     Wholesale and Retail (sold in
                                                            December 2000)
   Colombia                 1994                         Wholesale and Retail
   Argentina                1995                         Wholesale and Retail
   Peru                     1998                         Wholesale and Retail

At November 30, 2001, the Company sold its products to over 750 wholesale customers in the Latin American Region, the ten largest of which accounted for approximately 11% of the Company's consolidated revenues in fiscal 2001. The Company offers a broad product mix in the Latin American Region, including products that are compatible with digital and analog systems, and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company markets its products through direct sales and advertising. The Company uses direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in certain countries.

European Region

The Company acts as a wholesale distributor of wireless communications products in the European Region to large volume purchasers, such as wireless carriers and retailers, as well as to smaller volume purchasers. The Company uses distribution facilities in Manchester, England; Stockholm, Sweden; and s'Hertogenbosch, The Netherlands, to serve customers in the European Region. In the European Region the Company offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs such as Motorola, Nokia, and Ericsson, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers.

In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. Trading in wireless handsets involves the purchase of wireless handsets from sources other than the manufacturers or network operators (i.e., trading companies) and the sale of those handsets to other trading companies. The curtailment in its trading activities had a significant impact on revenues and profit for its U.K. operation and on the European Region as a whole. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations --International Operations").

Although the Company's business in the European Region is predominantly wholesale, the Company has one retail location in The Netherlands. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region. The following table outlines the Company's entry into the European Region:

                                                     Type of Operation
Country                     Year Entered         (as of November 30, 2001)
United Kingdom                 1996                      Wholesale
Sweden                         1998                      Wholesale
The Netherlands                1999                Wholesale and Retail

As of November 30, 2001, the Company sold its products to approximately 1,400 wholesale customers in the European Region, the ten largest of which accounted for approximately 3% of consolidated revenues. The Company offers a broad product mix compatible with digital systems in the European Region and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company markets its products through direct sales, catalogues and advertising.

Industry Relationships

The Company has established strong relationships with leading wireless equipment manufacturers and wireless service carriers. Although the Company purchased its products from more than 15 suppliers in fiscal 2001, the majority of the Company's purchases were from Motorola, Nokia, Ericsson, LG, Samsung and Kyocera. For the year ended November 30, 2001, Motorola and Nokia accounted for approximately 75% of the Company's product purchases.

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

The Company's expansion has been due to several factors, one of which is its relationship with Motorola, historically one of the largest manufacturers of wireless products in the world and the Company's largest supplier. In July 1995, Motorola purchased a split-adjusted 417,862 shares of the outstanding common stock of the Company. The Company believes that its relationship with Motorola and its other suppliers should enable it to continue to offer a wide variety of wireless communications products in all markets. While the Company believes that its relationship with Motorola and other significant vendors is satisfactory, there can be no assurance that these relationships will continue.

The loss of Motorola, Nokia or any other significant vendor or a substantial price increase imposed by any vendor or a shortage or oversupply of product available from its vendors could have a materially adverse impact on the Company. No assurance can be given that product shortages or product surpluses will not occur in the future.

Asset Management

The Company continues to invest in and focus on technology to improve financial and information control systems. The Company expanded and extended its technology tools to improve financial and information control systems during 2001. These initiatives included : (i) implementation of virtual private network capabilities for Asian and Latin America sites to increase wide area network performance, (ii) adding several new service levels to NetXtreme, the Company's customer portal (catalog, invoice management, file transfer protocol
(FTP) services, order status and Dataport), (iii) extension of the customer data warehouse capabilities including full order life cycle analysis and perpetual inventory reconciliation, (iv) expanding electronic data interchange
(EDI) processing for both customer and vendor relationships, and (v) expansion of system integration capabilities, especially with direct to consumer customers. One result of the Company's technology investment is that e-commerce tools process over 50% of all U.S. orders and virtually all orders in the People's Republic of China. The Company believes these initiatives will continue to position the Company to take advantage of the market trends with internet-based commerce and further provide opportunities to integrate its systems with those of its customers.

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

Typically, the Company ships its products within 24 hours of receipt of customer orders and, therefore, backlog is not considered material to the Company's business.

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

Significant Trademarks

The Company markets certain of its products under the trade name "CellStar". The Company has registered the trade name "CellStar" on the Principal Register of the United States Patent and Trademark Office and has registered or applied for registration of its trade name in certain foreign jurisdictions. The Company also has filed for registrations of its other trade names in the United States and other jurisdictions where it does business.

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

Competitors of the Company in the Asia-Pacific, Latin American and European Regions include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for wireless carriers.

Employees

As of November 30, 2001, the Company had approximately 1,300 employees worldwide. In Mexico and Argentina, approximately 100 employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

   Terry S. Parker          56     Chief Executive Officer
   Dale H. Allardyce        52     President and Chief Operating Officer
   A.S. Horng               44     Chairman and Chief Executive Officer of CellStar
                                    (Asia) Corporation Limited
   Robert A. Kaiser         48     Senior Vice President, Chief Financial Officer and
                                    Treasurer
   Elaine Flud Rodriguez    45     Senior Vice President, General Counsel and Secretary
   Raymond L. Durham        40     Vice President, Corporate Controller

Terry S. Parker has served as Chief Executive Officer of the Company since July 2001, as a director of the Company since March 1995 and as President and Chief Operating Officer of the Company from March 1995 through July 1996. Mr. Parker served as Senior Vice President of GTE Corporation and President of GTE's Personal Communications Services, GTE's wireless division, from October 1993 until he joined the Company. From 1991 to 1993, Mr. Parker served as President of GTE Telecommunications Products and Services. Before 1991, Mr. Parker served as President of GTE Mobile Communications. Mr. Parker serves as an officer of the Company pursuant to his employment agreement.

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

Robert A. Kaiser has served as Senior Vice President, Chief Financial Officer and Treasurer since December 2001. Prior to joining CellStar, Mr. Kaiser served as President and Chief Executive Officer of MobileStar Network Corporation, a provider of broadband wireless Internet access, from May 2001 to December 2001. Prior to joining MobileStar, Mr. Kaiser served as Chief Executive Officer of WorldCom Broadband Solutions Group from August 2000 to May 2001. Mr. Kaiser served as Chief Executive Officer and Chief Financial Officer of SkyTel from January 2000 to August 2000 and as Chief Financial Officer from August 1996 to December 1999. Mr. Kaiser served as Chief Financial Officer of Southwestern Bell's Mobile Systems from March 1987 to August 1996. Mr. Kaiser serves as an officer of the Company pursuant to his employment agreement.

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

Raymond L. Durham has served as Vice President, Corporate Controller since February 2001, Corporate Controller from November 1999 until January 2001, and acting Corporate Controller from July 1999 until November 1999. From March 1997 until July 1999, Mr. Durham served as Director of Audit Services for the Company. Prior to joining the Company, he was with KPMG LLP, an international independent accounting firm, from 1986 until 1997 where he held several positions including Audit Senior Manager from 1990 until 1997. Mr. Durham is a certified public accountant.

The Company's success is dependent on the efforts of its executive officers and key employees including Terry S. Parker, Chief Executive Officer, and A.S. Horng, the chairman, chief executive officer and general manager of the Company's Asia-Pacific Region, which was responsible for approximately 50% of the Company's revenues for fiscal 2001. If Mr. Horng were to depart as chief executive officer of the Asia-Pacific Region, the Company's operations in the Asia-Pacific Region could be materially adversely affected. Although the Company has entered into employment agreements with these officers and several other officers and key employees, there can be no assurance that the Company will be able to retain their services. The Company does not maintain key man insurance on the life of any officer of the Company. The loss or interruption of the continued full-time service of the Company's executive officers and key employees could materially and adversely affect the Company's business. To support its continued growth, the Company will be required to effectively recruit, develop and retain additional qualified management. The inability of the Company to attract and retain such necessary personnel could also have a material adverse effect on the Company.

Item 2. Properties

As of November 30, 2001, the Company had a total of 25 operating facilities in the Asia-Pacific Region (including kiosks, but not including facilities of the Company's Malaysia joint venture), 23 of which were leased, a total of 118 operating facilities in the Latin American Region (including kiosks), all but one of which were leased, and a total of 6 operating facilities in the European Region (including kiosks), all of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

The Company's corporate headquarters and principal North American Region distribution facility is located at 1730 and 1728 Briercroft Court in Carrollton, Texas. Both facilities are owned by the Company. As of November 30, 2001, the Company had three other operating facilities in the North American Region, all of which were leased.

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

On August 3, 1998, the Company announced that the Securities and Exchange Commission ("SEC") was conducting an investigation of the Company relating to its compliance with federal securities laws. On June 28, 2001, the Company announced that the SEC had terminated the investigation with no enforcement action recommended.

On October 15, 2001, the Company announced that the results for the three and six months ended May 31, 2001 would be restated to reflect certain accounting adjustments. In October 2001, the Company received an inquiry from the SEC requesting information concerning the restatement of earnings for the quarter ended May 31, 2001. The Company believes that it has fully responded to such request.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business.

Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended November 30, 2001.

                                       PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the NASDAQ National Market under the symbol "CLST." The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the NASDAQ National Market (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002).

                                                     High     Low
                                                     ----     ---
Fiscal Year ended November 30, 2001
  Quarter Ended:
    February 28, 2001                              $ 10.63    5.63
    May 31, 2001                                     10.60    4.69
    August 31, 2001                                  12.90    6.50
    November 30, 2001                                 6.65    3.80

Fiscal Year ended November 30, 2000
  Quarter Ended:
    February 29, 2000                              $ 57.50   40.94
    May 31, 2000                                     46.88   12.19
    August 31, 2000                                  20.00   10.78
    November 30, 2000                                21.88    8.28

As of February 22, 2002, there were 289 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by CEDE & Co.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings to finance its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under the Company's credit agreements existing from time to time, as well as other factors the Board of Directors may deem relevant. The Company's current revolving credit facility restricts the payment of dividends by the Company to its stockholders. There can be no assurance that the Company will pay any dividends in the future.

Item 6 Selected Consolidated Financial Data

The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2001, were derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and notes thereto, included elsewhere herein.

                                                                                   Year Ended November 30,
                                                           2001             2000              1999          1998         1997
                                                       -----------       ----------       ----------    ----------    ----------

                                                                (In thousands, except per share data and operating data)

Statements of Operations Data:
  Revenues                                             $ 2,433,803        2,475,682        2,333,805     1,995,850     1,482,814
  Cost of sales                                          2,297,977        2,364,197        2,140,375     1,823,075     1,325,488
                                                       -----------       ----------       ----------    ----------    ----------
Gross Profit                                               135,826          111,485          193,430       172,775       157,326
Operating expenses:
  Selling, general and administrative
    expenses                                               113,785          169,232          111,613       116,747        81,319
  Impairment of assets                                        -              12,339            5,480          -             -
  Lawsuit settlement                                          -                -                -            7,577          -
  Separation agreement                                       5,680             -                -             -             -
  Restructuring charge (credit)                                750             (157)           3,639          -             -
                                                       -----------       ----------       ----------    ----------    ----------
Operating income (loss):                                    15,611          (69,929)          72,698        48,451        76,007
Other income (expense):
  Interest expense                                         (15,383)         (19,113)         (19,027)      (14,446)       (7,776)
  Equity in income (loss) of affiliated
    companies, net                                            (858)          (1,805)          31,933       (28,448)          465
  Gain on sale of assets                                       933            6,200            8,774          -             -
  Impairment of investment                                  (2,215)            -                -             -             -
  Other, net                                                 5,288              932           (1,876)        1,389         2,260
                                                       -----------       ----------       ----------    ----------    ----------
Total other income (expense)                               (12,235)         (13,786)          19,804       (41,505)       (5,051)

Income (loss) before income taxes
  and extraordinary loss                                     3,376          (83,715)          92,502         6,946        70,956
Provision (benefit) for income taxes                         2,200          (20,756)          23,415        (7,418)       17,323
                                                       -----------       ----------       ----------    ----------    ----------
Income (loss) before extraordinary loss                      1,176          (62,959)          69,087        14,364        53,633
Extraordinary loss on early extinguishment
  of debt, net of tax                                         (626)            -                -             -             -
                                                       -----------       ----------       ----------    ----------    ----------
Net income (loss)                                      $       550          (62,959)          69,087        14,364        53,633
                                                       ===========       ==========       ==========    ==========    ==========

Net income (loss) per share: (1)
  Basic:
  Income (loss) before extraordinary loss              $      0.10            (5.24)            5.78          1.22          4.61
  Extraordinary loss on early extinguishment
    of debt, net of tax                                      (0.05)            -                -             -             -
                                                       -----------       ----------       ----------    ----------    ----------
  Net income (loss)                                    $      0.05            (5.24)            5.78          1.22          4.61
                                                       ===========       ==========       ==========    ==========    ==========

  Diluted:
  Income (loss) before extraordinary loss              $      0.10            (5.24)            5.61          1.18          4.45
  Extraordinary loss on early extinguishment
    of debt, net of tax                                      (0.05)            -                -             -             -
                                                       -----------       ----------       ----------    ----------    ----------
  Net income (loss)                                    $      0.05            (5.24)            5.61          1.18          4.45
                                                       ===========       ==========       ==========    ==========    ==========

Weighted average number of shares: (1)(2)
  Basic                                                     12,028           12,026           11,952        11,773        11,629
  Diluted                                                   12,029           12,026           13,118        12,131        12,170

Operating Data:
  International revenues, including export
    sales, as a percentage of revenues                        76.2%            79.8             83.8          76.3          66.7

                                      12

                                                                                      At November 30,
                                                           2001              2000             1999          1998          1997
                                                       -----------       -----------      -----------   -----------    ----------
                                                                                  (In thousands)
Balance Sheet Data:
  Working capital                                      $   116,892          264,380          332,841       259,923       259,954
  Total assets                                             646,070          858,824          706,438       775,525       497,111
  Notes payable and current portion
    of long-term debt                                      202,644          127,128           50,609        85,023          -
  Long-term debt, less current portion                        -             150,000          150,000       150,000       150,000
  Stockholders' equity                                     184,210          185,583          250,524       177,791       160,865

(1) Common stock amounts have been retroactively adjusted to give effect to the one-for-five reverse stock split effective February 22, 2002, a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998 and a three-for-two stock split, which was made in the form of a stock dividend distributed on June 17, 1997.

(2) The Company issued in an exchange offer $39.1 million in senior convertible notes which are convertible into 7.8 million shares of common stock by November 30, 2002 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). The 7.8 million shares will be considered as dilutive securities beginning in the first quarter of 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, North America, Latin America, and Europe. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers. From 1997 through 2001, the Company's revenues grew from $1,482.8 million to $2,433.8 million. Sales of wireless communications products have increased primarily as a result of greater market penetration due in part to decreasing unit prices and service costs. In 2001, industry wide sales of handsets declined approximately 5 percent. The Company's revenues decreased from $2,475.7 million in 2000 to $2,433.8 million in 2001. The Company experienced an improvement in gross profit to 5.6% of revenues in 2001 from 4.5% of revenues in 2000, primarily due to better product management and mix. Selling, general and administrative expenses were $113.8 million in 2001 compared to $169.2 million in 2000, primarily due to a $44.8 million reduction in bad debt expense. As a result, the Company had net income of $0.05 per diluted share in 2001 compared to a loss of $5.24 per diluted share in 2000.

The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. "Rocky" Johnson, who has served on the Board of Directors since March 1994, became Chairman of the Board, and that Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in 2001 related to the separation agreement between the Company and Alan
H. Goldfield.

On February 20, 2002 the Company completed its exchange offer for its $150 million 5% convertible subordinated notes due October 2002. Holders owning $128.6 million of existing convertible subordinated notes exchanged them for $47.2 million in cash, $12.4 million of new 12% senior subordinated notes due January 2007, and $39.1 million of new 5% senior subordinated convertible notes due November 2002. The Company expects to recognize an extraordinary gain of approximately $11.0 million after-tax in 2002 as a result of the exchange.

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

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the captions "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, as amended, and the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations ("Cautionary Statements"), are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

                                                                  2001      2000      1999
                                                                -------- --------   -------
Revenues                                                         100.0%     100.0     100.0
Cost of sales                                                     94.4       95.5      91.7
                                                                -------- --------   -------

  Gross profit                                                     5.6        4.5       8.3
Selling, general and administrative expenses                       4.7        6.8       4.8
Impairment of assets                                                -         0.5       0.2
Seperation agreement                                               0.3         -         -
Restructuring charge (credit)                                       -          -        0.2
                                                                -------- --------   -------
    Operating income (loss)                                        0.6       (2.8)      3.1
Other income (expense):
  Interest expense                                                (0.6)      (0.8)     (0.8)
  Equity in income (loss) of affiliated companies, net              -        (0.1)      1.4
  Gain on sale of assets                                            -         0.3       0.4
  Impairment of investment                                        (0.1)        -         -
  Other, net                                                       0.2         -       (0.1)
                                                                -------- --------   -------

    Total other income (expense)                                  (0.5)      (0.6)      0.9

    Income (loss) before income taxes and
      extraordinary loss                                           0.1       (3.4)      4.0
Provision (benefit) for income taxes                               0.1       (0.9)      1.0
                                                                -------- --------   -------

    Income (loss)before extraordinary loss                         0.0       (2.5)      3.0
Extraordinary loss on early extinguishment of
  debt, net of tax                                                 0.0         -         -
                                                                -------- --------   -------
Net income (loss)                                                  0.0%      (2.5)      3.0
                                                                ======== ========   =======

The amount of revenues and the approximate percentages of revenues attributable to the Company's operations by region for the past three fiscal years are shown below:

                                 2001                   2000             1999
                           -------------------   ----------------  ----------------
                                               (Dollars in thousands)
Asia-Pacific Region        $1,213,454   49.9%    1,024,762   41.4    769,412   33.0
North American Region         578,612   23.7       499,171   20.2    377,129   16.2
Latin America Region          411,079   16.9       636,354   25.7    717,273   30.7
European Region               230,658    9.5       315,395   12.7    469,991   20.1
                           ----------  -------   ---------  -----  ---------  -----
Total                      $2,433,803  100.0%    2,475,682  100.0  2,333,805  100.0
                           ==========  =======   =========  =====  =========  =====

Revenues from the Company's Miami operation have been classified as Latin American Region revenues as these revenues are primarily exports to South American countries, either by the Company or by exporter customers.

Fiscal 2001 Compared to Fiscal 2000

Revenues. The Company's revenues decreased $41.9 million, or 1.7%, from $2,475.7 million to $2,433.8 million.

Revenues in the Asia-Pacific Region increased $188.7 million, or 18.4% from $1,024.8 million to $1,213.5 million. The Company's operations in The
People's Republic of China ("PRC"), including Hong Kong, provided
$1,049.6 million in revenue, an increase of $324.2 million, or 44.7%, from $725.4 million. Growth in China, where market penetration of handsets is approximately 10% of the total population, is being driven by the addition of new wireless subscribers. However, the Company's growth in the PRC was negatively impacted in the fourth quarter of 2001 by the lack of availability of compelling new products and the implementation of new warranty requirements to the manufacturer which resulted in the delay of consumer purchases. The Company's revenues in the PRC in the fourth quarter of 2001 of $232.6 million were the lowest since the fourth quarter of 2000 when revenues were $218.6 million. Industry forecasts show that the rate of growth of net new subscribers will decrease from five million per month to approximately four million per month in 2002. Revenues from the Company's operations in Singapore increased $47.5 million, or 110.6%, to $90.4 million due to third party subsidies and new products, including sales of two products for which the Company has exclusive rights. Revenues from Taiwan and The Philippines operations decreased $178.5 million, or 85.9%, and $4.6 million, or 9.4%, respectively to $29.2 million and $44.1 million, respectively. The Company's operations in Taiwan and The Philippines continue to be affected by economic and political turmoil in the respective countries. In addition, the Company's supplier base in Taiwan is limited, and there are no new compelling products from the Company's major supplier.

North American Region revenues were $578.6 million, an increase of $79.4 million, or 15.9% when compared to $499.2 million. U.S. revenues continued to benefit from strong promotional activity by several customers, as well as from the addition of new customers and expanded markets. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees. Revenues for the years ended November 30, 2001 and November 30, 2000, on a comparable basis were $547.8 million and $399.9 million, respectively. The conversion to consignment did not significantly impact net income, but reduced inventory risk and the need for working capital. By converting to consignment basis, the Company is not required to purchase and hold inventory for this customer and therefore eliminates the Company's exposure to decline in market prices.

The Latin American Region provided $411.1 million of revenues, compared to $636.4 million, or a 35.4% decrease. Revenues in Mexico decreased $133.0 million from $383.3 million in 2000, which benefited from strong carrier promotions, to $250.3 million in 2001. The decrease was primarily due to reduced promotional activities by carrier customers and to reduced business with carrier customers. Revenues for Brazil were $40.6 million in 2000. The Company sold its Brazil operations in August 2000 (see "International Operations"). Revenues from Venezuela operations were $36.6 million in 2000. The Company sold its Venezuela operations in December 2000. Revenues from the Company's operations in Miami decreased $24.1 million from $79.1 million in 2000 to $55.0 million in 2001 as increased product availability from in-country manufacturers in Latin America continued to reduce exports from Miami. The Company phased out a major portion of its redistributor business in its Miami and North American operations, starting in the second quarter of 2000, due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. As a result the Company restructured its Miami operation to reduce the size and cost of the operation, resulting in a charge of $0.8 million in the second quarter of 2001. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $7.8 million to $104.6 million primarily due to significant promotional activity by a major carrier in Colombia during the first quarter of 2001.

The Europe Region recorded revenues of $230.7 million, a decrease of $84.7 million, or 26.9%, from $315.4 million, primarily due to the Company's decision to curtail its U.K. international trading operations in April 2000 (see "International Operations") and to a decline in the Company's Sweden operations. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout of new handset technologies and services.

Gross Profit. Gross profit increased $24.3 million from $111.5 million, or 4.5% of revenues, to $135.8 million, or 5.6% of revenues. During 2000, the Company incurred $32.3 million in inventory obsolescence primarily as a result of price declines during the second quarter, and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. In 2001, the Company incurred $10.2 million in inventory obsolescence. The increase in gross profit as a percentage of revenues was due to better inventory management and product mix. In addition in 2000, the Company's commitment to defend market share in the face of intense global industry price competition, particularly in the Asia-Pacific Region, also negatively impacted the gross profit as a percentage of revenues. Based on 1999's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher in 2000, were still below industry forecasts. This resulted in a surplus of product during parts of 2000 driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in the Latin American Region.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $55.4 million from $169.2 million to $113.8 million. This decrease was principally due to a reduction in bad debt expense of $44.8 million from $51.5 million to $6.7 million in 2001. The bad debt expense in 2000 was primarily related to (i) certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000, and which were further affected by the Company's decision to divest its majority interest in its joint venture in Brazil; (ii) accounts receivable from redistributors, many of which were impacted by a supply shortage in 1999 and were also further affected by the phase-out of a major portion of the redistributor business in the Miami and North America operations; (iii) accounts receivable in the Asia-Pacific Region whose businesses have been adversely affected by competitive market conditions in Asia; and (iv) a receivable in the U.S. from a satellite handset customer. Bad debt expense in 2001 included a recovery of $3.9 million related to the receivable from the satellite handset customer which was reserved in 2000. In the fourth quarter of 2001, selling, general and administrative expenses included a $3.0 million charge for a value-added tax prepaid asset in the Company's Mexico operations for which the recoverability is uncertain. Selling, general and administrative expenses related to the Brazil and Venezuela operations, which were sold in August 2000 and December 2000, respectively, were $0.2 million in 2001 and $17.8 million in 2000 and included $2.5 million in bad debt expense. Overall selling, general and administrative expenses as a percentage of revenues decreased to 4.7% from 6.8%.

Impairment of Assets. In the third quarter of 2000, the Company decided to exit its Venezuela operations. In the third quarter of 2000, the Company recorded a $4.9 million non-cash impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company sold its Venezuela operations. In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations. In 2000, the Company also recorded a charge of $1.0 million to reduce the carrying value of other assets.

Separation Agreement. The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. "Rocky" Johnson, who has served on the Board of Directors since March 1994, became Chairman of the Board, and that Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of the Company, rejoined the Company as Chief Executive Officer. In 2001, the Company recorded expense of $5.7 million related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

Restructuring Charge (Credit). The Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.9 million in 2001 and $1.8 million in 2000 primarily due to losses from the Company's 49% minority interest in CellStar Amtel Sdn. Bhd. ("CellStar Amtel"), a joint venture in Malaysia. As a result of the continuing deterioration in the Malaysia market, the Company is in the process of divesting its ownership interest in CellStar Amtel. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel that it guaranteed ($0.8 million at November 30, 2001). The Company does not anticipate that any further losses will be recognized.

Gain on Sale of Assets. The Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000. In third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture. During the third quarter 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million (see "International Operations").

Interest Expense. Interest expense decreased to $15.4 million in 2001 from $19.1 million in 2000. This decrease was primarily related to the elimination of debt of the Brazil operation, which was sold in August 2000 and to a lesser extent, lower borrowings and interest rates on the Company's revolving credit facility. These decreases were partially offset by interest on additional borrowings in the Asia Pacific region.

Impairment of Investment. In 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of its 3.5% interest in a Taiwan retailer. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result the Company reduced the carrying value of its 3.5% investment in the retailer to $1.9 million which represents the Company's estimate of the fair value of its 3.5% interest in the retailer.

Other, Net. Other, net increased $4.4 million, from income of $0.9 million to income of $5.3 million, primarily due to gains on foreign currencies related to European operations in 2001 compared with losses in 2000.

Income Taxes. Income tax expense increased from a benefit of $20.8 million in 2000 to expense of $2.2 million in 2001 due to the changes in pretax income. The Company's annual effective tax rate for 2001 was 65.2% and for 2000 was 24.8%. The increase in the effective tax rate for 2001 is primarily due to the impact of non-deductible items. The impact of the non-deductible items is greater in 2001 due to the smaller amount of pretax income.

Extraordinary loss on early extinguishment of debt, net of tax. As a result of the early termination of its previously-existing revolving credit facility, the Company had an after tax extraordinary loss of $0.6 million, primarily related to the write off of deferred loan costs related to the facility.

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

The Latin American Region provided $636.4 million of revenues, compared to $717.3 million, a decrease of $80.9 million, or 11.3%. Revenues in Mexico increased $154.3 million to $383.3 million in 2000 due primarily to increased carrier business. Revenues for Brazil were down $153.2 million in 2000 to $40.6 million. In 1999, the recently completed privatization of the telecommunications industry was driving rapid growth in carrier sales in Brazil. In 2000, sales to the Company's major customer in Brazil were greatly reduced due to the increased availability of in-country manufactured product. In August 2000, the Company completed the divestiture of its 51% interest in its Brazil operations (see "International Operations"). Revenues from the Venezuela operations declined $40.4 million in 2000 to $36.6 million. The decline was a result of the effects of the torrential floods in late 1999, the positive impact on the first quarter of 1999 of a special carrier promotion, and market softness in 2000 caused by political and economic instability. In the third quarter 2000, the Company decided to exit its Venezuela operations and completed its sale of that operation in December 2000 (see "International Operations"). Revenues from the Company's operations in Miami decreased $75.1 million to $79.1 million in 2000 as increased product availability from in-country manufacturers in Latin America continued to reduce export sales from Miami. The Company began phasing out a major portion of its redistributor business in its Miami and North American operations in the second quarter 2000, due to the volatility of the redistributor business, the relatively lower margins, and higher credit risks. Also, supply shortages in the third and fourth quarters of 1999 significantly weakened the redistributor channel, reducing the number of financially viable redistributors and creating operating and financial difficulties for others. Revenues from the redistributor business for Miami and North America were $57.4 million and $158.6 million in 2000 and 1999, respectively. Due to the reduction in the redistributor business and the decline in export sales, the Company restructured its Miami operation in 2001. Revenues in Colombia increased $32.1 million to $48.1 million primarily reflecting increased carrier activity business in the fourth quarter of 2000. Combined revenues from the operations in Argentina, Chile, and Peru increased from $47.1 million in 1999 to $48.6 million in 2000.

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

Gross Profit. Gross profit decreased $81.9 million, or 42.3% from $193.4 million to $111.5 million. The decrease in gross profit can be attributed to a shift in geographic revenue mix, shortages of digital handsets in North America, and global industry price competition, including an oversupply of analog handsets in North America and an oversupply of handsets in the Asia-Pacific Region during part of 2000. The Company's commitment to defend market share in the face of intense global industry price competition, particularly in the Asia-Pacific Region, also negatively impacted the gross margin percentage. Based on 1999's handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher in 2000, were still below industry forecasts. This resulted in a surplus of product during parts of 2000 driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in the Latin American Region. The decrease in gross profit is also partially due to $32.3 million in inventory obsolescence caused primarily by price declines during the second quarter and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations, also in the second quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $57.6 million, or 51.6% from $111.6 million to $169.2 million. This increase was primarily due to bad debt expense of $51.5 million, up from $10.4 million for 1999. This bad debt expense related to: (i) certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000, and which were further affected by the Company's decision to divest its majority interest in its joint venture in Brazil; (ii) accounts receivable from redistributors, many of which were impacted by a supply shortage in 1999 and were also further affected by the phase out of a major portion of the redistributor business in the Company's Miami and North America operations; (iii) accounts receivable in the Asia-Pacific Region whose businesses have been adversely affected by competitive market conditions in Asia; and (iv) a receivable in the U.S. from a satellite handset customer. The remaining increase in selling, general and administrative expenses was primarily attributable to costs associated with business expansion activities and professional expenses. Overall selling, general and administrative expenses as a percentage of revenues increased to 6.8% from 4.8%.

Impairment of Assets. In the third quarter of 2000, the Company decided to exit its Venezuela operations. In the third quarter of 2000 the Company recorded a $4.9 million non-cash impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations. In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations. In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland and completed the sale in the third quarter of 2000. The Company recorded an impairment charge of $5.5 million in 1999, including a $4.5 million writedown of goodwill to reduce the carrying value of the assets in Poland to their estimated fair value.

Restructuring Charge. The Company's results of operations include a pre-tax restructuring charge of $3.6 million in 1999 associated with the reorganization and consolidation of the management for the Company's Latin American and North American Regions as well as the centralization of management in the Asia-Pacific Region.

Equity in Income (Loss) of Affiliated Companies. Equity in income (loss) of affiliated companies decreased from income of $31.9 million in 1999 to a loss of $1.8 million in 2000. In 2000, the Company incurred losses of $1.8 million related to its 49% minority interest in CellStar Amtel.

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

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

Significant Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence, the deferred tax asset valuation allowance and the determination of the recoverability of goodwill.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country, and industry conditions. In some years, the Company has experienced significant amounts of bad debt, including $51.5 million in 2000. In 2000, the decline in the redistributor market, the decision to exit the Brazil market, and the competitive market conditions significantly impacted bad debt expense. Actual amounts could differ significantly from management's estimates.

In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company expects to receive from the vendor. In some years, the Company has experienced significant amounts of inventory obsolescence, including $32.3 million in 2000. After a supply shortage in 1999, there was an oversupply of product resulting in intense price competition in 2000 which significantly impacted obsolescence. Actual amounts could differ significantly from management's estimates.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At November 30, 2001, the Company had not provided U.S. Federal income taxes on earnings of international subsidiaries of approximately $186.5 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

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

Management's estimates of future cash flows are based in part upon prior performance, industry conditions, economic conditions, and vendor and customer relationships. Changes in these factors or other factors could result in significantly different cash flow estimates and an impairment charge. In 1999, due to changing market conditions in Poland, the Company considered the remaining $4.5 million in goodwill related to its Poland operations to be impaired. In 2000, due to the current and expected future economic conditions in Venezuela, the Company considered the goodwill related to the Venezuela operations impaired and recorded a $3.9 million impairment charge. In 2000, a major customer's proposed change to an existing contract that adversely changed the long-term prospects of the Peru operations resulted in the Company recording a goodwill impairment charge of $6.4 million.

Revenue Recognition

For the Company's wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes service fee revenue when the service is completed.

Vendor Credits

The Company recognizes price protection credits and other incentives from vendors when such credits are received in writing, or if the credits are based on sell-through to customers, when the credits have been received in writing and the related product is sold. Vendor credits, excluding sell-through credits, are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold at the time the credits are received in writing. Sell-through credits are recorded as a reduction in cost of goods sold in the period received.

Liquidity and Capital Resources

The following table summarizes the Company's contractual obligations at November 30, 2001 (amounts in thousands):

                                                 Payments Due By Period
                                  -----------------------------------------------------
                                  Less than       One to         Four to     More than
                        Total     One Year      Three Years    Five Years    Five Years
                     ----------   ----------    -----------    ----------    ----------
Notes payable        $   52,644       52,644             -             -             -
Long-term debt (A)      150,000      150,000             -             -             -
Operating leases          9,220        3,995         3,518         1,480           227
                     ----------   ----------    -----------    ----------    ----------
  Total              $  211,864      206,639         3,518         1,480           227
                     ==========   ==========    ===========    ==========    ==========

(A) See discussion of exchange offer for long-term debt below.

During the year ended November 30, 2001, the Company relied primarily on cash available at November 30, 2000, funds generated from operations and borrowings under its revolving credit facilities to fund working capital, capital expenditures and expansions.

At November 30, 2001, the Company's operations in China had two lines of credit, one for USD $12.5 million and the second for RMB (Chinese People's Currency) 220 million (approximately USD $26.6 million), bearing interest at 7.16%, and from 5.28% to 5.56%, respectively. The loans have maturity dates through September 2002. Both lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At November 30, 2001, the U.S. dollar equivalent of $39.1 million had been borrowed against the lines of credit in China. As a result of this method of funding operations in China, the consolidated balance sheet at November 30, 2001 reflects USD $41.8 million in cash that is restricted as collateral on these advances and a corresponding USD $39.1 million in notes payable. At November 30, 2001, the Company's China operations also had $5.8 million in promissory notes to a bank with maturity dates through January 2002 and bearing interest at 5%. These notes were subsequently renewed with maturities through May 2002. The Company expects to renew the borrowings under similar terms. At February 20, 2002 the Company had borrowings of $59.0 million in its China operations. In addition, the Company has notes payable in Taiwan totaling $7.8 million at November 30, 2001.

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

As of November 10, 2000, the Company had negotiated an amendment to the Facility which allowed the Company to remain in compliance by extending the date by which a compliance certificate was required to be delivered to its banks. The date for delivering the compliance certificate was extended again by an additional amendment as of December 20, 2000.

As of January 30, 2001, the Company had negotiated an amendment to the Facility to assist the Company in complying with certain covenants through March 2, 2001. The amount of the Facility was reduced from $100.0 million to $86.4 million.

On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement which further reduced the amount of the Facility to $85.0 million on February 28, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further (i) increased the applicable interest rate margin by 25 basis points, (ii) shortened the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provided additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provided for dominion of funds by the banks for the Company's U.S. operations, (v) limited the borrowing base, and (vi) tightened restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

Fundings under the Facility were limited by a borrowing base test, which was measured monthly. Borrowings under the Facility were made under London Interbank Offering Rate contracts, generally for 30-90 days, or at the bank's prime lending rate. Total interest charged on those borrowings included an applicable margin that was subject to certain increases based on the ratio of consolidated funded debt to consolidated cash flow determined at the end of each fiscal quarter. At November 30, 2000, the interest rate on the Facility borrowing under the LIBOR rate was 9.529% and the prime rate was 10.75%. The Facility was secured by the Company's accounts receivable, property, plant and equipment and all other real property. The Facility contained, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets.

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement ("the New Facility") with a bank and terminated the previously existing Facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001 of 125 basis points, provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. At November 30, 2001, the Company had no borrowings under the New Facility.

At November 30, 2001 and 2000, long-term debt consisted of $150.0 million of the Company's 5% Convertible Subordinated Notes Due October 15, 2002 (the "Subordinated Notes"), which are convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the "Exchange Offer"), with the Securities and Exchange Commission ("SEC") offering to exchange, for each $1,000 principal amount of the Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the "Senior Notes") or, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the "Senior Convertible Notes") or, c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged and are now subordinate to the Company's New Facility, the Senior Notes and the Senior Convertible Notes.

The Senior Convertible Notes are mandatorily convertible into the Company's common stock on November 30, 2002, and bear interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company's option, on August 15, 2002, and November 30, 2002. In the event of bankruptcy the Senior Convertible Note holders are entitled to cash equal to the face value of the Senior Convertible Note plus accrued interest. The Senior Convertible Notes are convertible into the Company's common stock at a conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) and may be converted at any time prior to maturity at the option of the holders. The 39.1 million of Senior Convertible Notes are convertible into 7.8 million shares of common stock and will be considered as dilutive securities in calculating earnings per share beginning in the first quarter of 2002.

The Senior Notes mature January 15, 2007, and bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company's ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Cash, cash equivalents, and restricted cash at November 30, 2001 were $89.3 million, compared to $119.6 million at November 30, 2000, primarily reflecting the use of the cash to reduce the previously-existing credit facility and accounts payable.

Compared to November 30, 2000, accounts receivable decreased from $346.0 million to $216.0 million at November 30, 2001. Inventories declined to $218.9 million at November 30, 2001, from $265.6 million at November 30, 2000. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $229.0 million at November 30, 2001 compared to $363.8 million at November 30, 2000.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flow from operations, together with amounts available under its New Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the New Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

International Operations

The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond the control of the Company in any nation where the Company conducts business could have a material adverse effect on the Company.

The Company's sales from its Miami operation to customers exporting into South American countries continued to decline as a result of increased in-country manufactured product availability in South America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributor business in Miami due to the volatility of the redistribtor business, the relatively lower margins, and higher credit risks. The Company restructured its Miami operation in the second quarter of 2001 to reduce the size and cost of the operation, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

In 2000 and 2001, the Company incurred losses of $1.8 million and $0.7 million, respectively related to its minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company intends to limit further exposure by divesting its 49% ownership in CellStar Amtel. The carrying value of the investment at November 30, 2001 was zero. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company ($0.8 million at November 30, 2001). The Company currently does not anticipate any further losses to be recognized.

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. Based upon the Company's current level of operations in Argentina, the Company does not expect a significant impact as a result of Argentine peso devaluation.

During the fourth quarter of 2001, the Company recorded a $3.0 million charge for a value-added tax prepaid asset in the Company's Mexico operations for which the recoverability is uncertain.

From 1998 to 2000, the Company's Brazil operations were primarily conducted through a majority-owned joint venture. Following a review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000, the Company elected to exit the Brazil market and to divest its 51% interest in its joint venture. In August 2000, the Company completed its divestiture of its 51% interest in its joint venture. The Company fully reserved certain U.S.-based accounts receivable from Brazilian importers in the second quarter of 2000, the collectibility of which significantly deteriorated in the second quarter of 2000, and which were further affected by the decision, in the second quarter of 2000, to exit Brazil.

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

In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operation after the first quarter of 2000 compared to 1999. For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company is pursuing legal action where appropriate. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time. Since the curtailment, the Company has experienced operating losses in its U.K. operation.

In the third quarter of 2000, CellStar completed the sale of its operations in Poland and recognized a gain of $0.2 million.

In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations.

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar's overall operating results. However, the effects of inflation in volatile economies in foreign markets could have a material adverse impact on the Company.

Seasonality and Cyclicality

The Company's sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. The Company's sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of its principal markets could have a materially adverse effect on its operating results.

Accounting Pronouncements Not Yet Adopted

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations." Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or financial position.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill will be determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the impairment provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003, with early application permitted during the first quarter of fiscal 2002. CellStar has not yet determined the impact of the adoption of this statement will have on its consolidated results of operations or financial position.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the years ended November 30, 2001 and 2000, the Company recorded net foreign currency losses of $1.0 million and $5.8 million, respectively in costs of goods sold. For the years ended November 30, 2001 and 2000, the Company recorded in other income (expense), net foreign currency gains and (losses) of $1.3 million and $(4.2) million, respectively. The gain in 2001 and the loss in 2000, were primarily due to the revaluations of foreign currency related to the European operations.

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

The Company does have foreign exchange exposure on the intercompany advances from the Hong Kong entity to the China entity as the funds have been effectively converted into RMB (Chinese People's Currency).

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. Based upon the Company's current level of operations in Argentina, the Company does not expect a significant impact as a result of Argentine peso devaluation.

Derivative Financial Instruments

The Company periodically uses various derivative financial instruments as part of an overall strategy to manage its exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company periodically uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with international operations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's risk of loss in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. Although the derivative financial instruments expose CellStar to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments. The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of its international operations. The forward contracts establish the exchange rates at which the Company purchases or sells the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receive or pay the difference between the contracted forward rate and the exchange rate at the settlement date.

At November 30, 2001, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The interest rate of the Company's previous Facility and the New Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London

Interbank Offered Rate. During the year ended November 30, 2001, the interest rates of borrowings under the revolving credit facilities ranged from 6.0% to 10.0%. A one percent change in variable interest rates will not have a material impact on the Company.

The Company manages its borrowings under the revolving credit facility each business day to minimize interest expenses. The Company has short-terms borrowings in China as discussed in Liquidity and Capital Resources. The notes payable in Taiwan bear interest at 5.98% and 7.2%, respectively. The Subordinated Notes have a fixed interest rate of 5.0% and are due in October 2002. The Senior Convertible Notes issued in February 2002 bear interest at 5.0% and mature November 30, 2002. The Senior Notes issued in February 2002 bear interest at 12.0% and mature January 15, 2007.

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's Annual Meeting of Stockholders to be held during the second quarter of 2002 under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Relation Transactions

The information required by this item is set forth in the Proxy Statement under the caption "Certain Transactions," which information in incorporated herein by reference.

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

   3.2  Certificate of Amendment to Certificate of Incorporation. (12)

   3.3  Amended and Restated Bylaws of CellStar Corporation. (17)

   4.1  The Certificate of Incorporation, Certificate of Amendment to
        Certificate of Incorporation and Amended and Restated Bylaws of
        CellStar Corporation filed as Exhibits 3.1, 3.2 and 3.3 are incorporated into this item by reference. (1)(12)(17)

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

   4.4  First Amendment to Rights Agreement, dated as of June 18, 1997. (4)

   4.5  Form of Certificate of Designation, Preferences and Rights of Series A
        Preferred Stock of CellStar Corporation ("Certificate of Designation").
        (3)

   4.6  Form of Rights Certificate. (3)

   4.7  Certificate of Correction of Certificate of Designation. (4)

   4.8  Indenture, dated as of October 14, 1997, by and between CellStar
        Corporation and The Bank of New York, as Trustee. (10)

   4.9 12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee. (19)

  4.10  5% Senior Subordinated Convertible Notes Indenture, dated as of
        February 20, 2002, by and between CellStar Corporation and The Bank of
        New York, as Trustee. (19)

  10.1 Employment Agreement, effective as of December 1, 1994, by and between CellStar Corporation and Alan H. Goldfield. (2)(20)

  10.2  Employment Agreement, effective January 22, 1998, by and between
        CellStar (Asia) Corporation Limited, CellStar Corporation and Hong
        An- Hsien. (11)(20)

  10.3 Employment Agreement, effective as of November 12, 1999, by and between CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (13)(20)

  10.5 Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (13)(20)

Number  Description
------  -----------
  10.6 Registration Rights Agreement by and between the Company and Audiovox
       Corporation. (7)

  10.7 Registration Rights Agreement by and between the Company and Motorola,
       Inc., dated as of July 20, 1995. (1)

  10.8 CellStar Corporation 1994 Amended and Restated Director Nonqualified
       Stock Option Plan. (8)

  10.9 Registration Rights Agreement, dated as of June 2, 1995, between Hong
       An- Hsien and CellStar Corporation. (11)(20)

 10.10 CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, amended and effective as of January 21, 2000. (13)(20)

 10.11 Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin
       America Group and CellStar, Ltd. (15)(24)

 10.12 Second Amendment to Amended and Restated Credit Agreement, dated as of
       July 12, 2000, among CellStar Corporation and each of the banks or other lending institutions which is or may from time to time become a signatory thereof. (14)

 10.13 Third Amendment to Amended and Restated Credit Agreement dated as of
       November 10, 2000, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One, N.A., as Syndication Agent, National City Bank, as Documentation Agent and The
       Chase Manhattan Bank, as the Administrative Agent and Alternate Currency
       Agent. (15)

 10.14 Fourth Amendment to Amended and Restated Credit Agreement dated as of
       December 20, 2000, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One, N.A., as Syndication Agent, National City Bank, as Documentation Agent and The
       Chase Manhattan Bank as the Administrative Agent and Alternate Currency
       Agent. (15)

 10.15 Fifth Amendment to Amended and Restated Credit Agreement dated as of
       January 30, 2001, among CellStar Corporation, each of the banks or other lending institutions which is or may from time to time become a signatory to the Amended and Restated Credit Agreement, Bank One, N.A., as Syndication Agent, National City Bank, as Documentation Agent and The
       Chase Manhattan Bank as the Administrative Agent and Alternate Currency
       Agent. (15)

 10.16 Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective
       November 15, 2000. (15)(21)

 10.17 Aircraft and Asset Purchase Agreement, dated as of January 30, 2001, by and between A & S Air Service, Inc. and Alan H. Goldfield. (15)

Number  Description
------  -----------
 10.18 Second Amended and Restated Credit Agreement, dated February 27, 2001, by and among CellStar Corporation, the Financial Institutions Signatory
       Thereto, and The Chase Manhattan Bank, as Agent for such Financial
       Institutions. (16)

 10.19 Form of Revolving Credit Promissory note. (16)

 10.20 Amendment, Ratification and Confirmation, dated as of February 27, 2001, by and between CellStar Corporation and The Chase Manhattan Bank, as
       Agent for Financial Institutions Signatory to the Second Amended and
       Restated Credit Agreement. (16)

 10.21 Deed of Trust, dated February 27, 2001, granted by CellStar, Ltd. To
       David L. Mendez, Trustee. (16)

 10.22 First Amendment to Second Amended and Restated Credit Agreement and Post
       Closing Matters Agreement, dated as of March 15, 2001, by and among
       CellStar Corporation and the Financial Institutions Signatory Thereto.
       (16)

 10.23 Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among CellStar Corporation, the Financial
       Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (17)

 10.24 Separation Agreement and Release, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (17)(20)

 10.25 Consulting Agreement, dated as of July 5, 2001, by and among CellStar
       Corporation and Alan H. Goldfield. (17)(20)

 10.26 Employment Agreement, dated as of July 5, 2001, by and among CellStar
       Corporation and Terry S. Parker. (17)(20)

 10.27 Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are
       Signatories Thereto, as Borrowers, The Lenders That Are Signatories
       Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (18)

 10.28 First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are
       Signatories Thereto, as Borrowers, The Lenders That Are Signatories
       Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (18)

 10.29 Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and Each Of Its Subsidiaries That Are
       Signatories Thereto, as Borrowers, The Lenders That Are Signatories
       Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (19)

 10.30 Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and among CellStar Corporation and Alan H. Goldfield. (18)(20)

  21.1 Subsidiaries of the Company. (19)

  23.1 Consent of KPMG LLP. (19)

  99.1 Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

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

(7) Previously filed as an exhibit to the Company's Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.

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

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.

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

(15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended May 31, 2001, and incorporated herein by reference.

(18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.

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

                           CELLSTAR CORPORATION

                                By   /s/ Terry S. Parker
                                    ---------------------------------
                                     Terry S. Parker
                                     Chief Executive Officer

                                     Date: February 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Terry S Parker                                  Date: February 27, 2002
------------------------------------------------
Terry S. Parker
Chief Executive Officer and Director
(Principal Executive Officer)

By /s/ James L. Johnson                                Date: February 27, 2002
------------------------------------------------
James L. Johnson
Chairman of the Board

By /s/ Dale H. Allardyce                               Date: February 27, 2002
------------------------------------------------
Dale H. Allardyce
President and Chief Operating Officer

By /s/ Robert A. Kaiser                                Date: February 27, 2002
------------------------------------------------
Robert A. Kaiser
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By /s/ Raymond L. Durham                               Date: February 27, 2002
------------------------------------------------
Raymond L. Durham
Vice President, Corporate Controller
(Principal Accounting Officer)

By /s/ J. L. Jackson                                   Date: February 27, 2002
------------------------------------------------
J. L. Jackson
Director

By /s/ Dale V. Kesler                                  Date: February 27, 2002
------------------------------------------------
Dale V. Kesler
Director

By /s/ Jere W. Thompson                                Date: February 27, 2002
------------------------------------------------
Jere W. Thompson
Director

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of November 30, 2001 and 2000.           F-3

Consolidated Statements of Operations for the years ended
November 30, 2001, 2000 and 1999                                        F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
Income (Loss) for the years ended November 30, 2001, 2000 and 1999      F-5

Consolidated Statements of Cash Flows for the years ended
November 30, 2001, 2000 and 1999                                        F-6

Notes to Consolidated Financial Statements                              F-7

Schedule II - Valuation and Qualifying Accounts for the years ended
November 30, 2001, 2000 and 1999                                        S-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Dallas, Texas
   January 11, 2002,
    except as to note 22 which
    is as of February 22, 2002

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          November 30, 2001 and 2000
                   (Amounts in thousands, except share data)

                                                                                  2001         2000
                                                                              ------------  ---------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $    47,474     77,023
  Restricted cash                                                                   41,820     42,622
  Accounts receivable (less allowance for doubtful accounts of
   $57,359 and $75,810, respectively)                                              216,002    345,996
  Inventories                                                                      218,927    265,644
  Deferred income tax assets                                                        35,915     30,866
  Prepaid expenses                                                                  18,614     25,470
                                                                               -----------  ---------
   Total current assets                                                            578,752    787,621
Property and equipment, net                                                         19,340     22,015
Goodwill (less accumulated amortization of $7,423 and $17,408 respectively)         22,060     23,532
Deferred income tax assets                                                          18,102     16,484
Other assests                                                                        7,816      9,172
                                                                               -----------  ---------
                                                                               $   646,070    858,824
                                                                               ===========  =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                $    52,644    127,128
  Current portion of long-term debt                                                150,000          -
  Account payable                                                                  228,958    363,848
  Accrued expenses                                                                  21,804     22,744
  Income taxes payable                                                               4,767      2,948
  Deferred income tax liabilities                                                    3,687      6,573
                                                                               -----------  ---------
   Total current liabilities                                                       461,860    523,241
Long-term debt                                                                           -    150,000
                                                                               -----------  ---------
   Total liabilities                                                               461,860    673,241
                                                                               -----------  ---------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
   none issued                                                                           -          -
  Common stock, $.01 par value, 200,000,000 shares authorized;
   12,028,425 shares issued and outstanding                                            120        120
  Additional paid-in capital                                                        82,443     81,780
  Accumulated other comprehensive loss - foreign currency
   translation adjustments                                                         (13,447)   (10,861)
  Retained earnings                                                                115,094    114,544
                                                                               -----------  ---------
   Total stockholders' equity                                                      184,210    185,583
                                                                               -----------  ---------
                                                                               $   646,070    858,824
                                                                               ===========  =========

         See accompanying notes to consolidated financial statements.

                              CELLSTAR CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years ended November 30, 2001, 2000, and 1999
                              (In thousands, except per share data)

                                                              2001        2000        1999
                                                          -----------  ----------  ---------
Revenues                                                  $2,433,803   2,475,682   2,333,805
Cost of sales                                              2,297,977   2,364,197   2,140,375
                                                          -----------  ----------  ----------
  Gross profit                                               135,826     111,485     193,430

Selling, general and administrative expenses                 113,785     169,232     111,613
Impairment of assets                                               -      12,339       5,480
Separation agreement                                           5,680           -           -
Restructuring charge (credit)                                    750        (157)      3,639
                                                          -----------  ----------  ----------
  Operating income (loss)                                     15,611     (69,929)     72,698

Other income (expense):
  Interest expense                                           (15,383)    (19,113)    (19,027)
  Equity in income (loss) of affiliated companies, net          (858)     (1,805)     31,933
  Gain on sale of assets                                         933       6,200       8,774
  Impairment of investment                                    (2,215)          -           -
  Other, net                                                   5,288         932      (1,876)
                                                          -----------  ----------  ----------
    Total other income (expense)                             (12,235)    (13,786)     19,804
                                                          -----------  ----------  ----------
  Income (loss) before income taxes and extraordinary loss     3,376     (83,715)     92,502
Provision (benefit) for income taxes                           2,200     (20,756)     23,415
                                                          -----------  ----------  ----------
  Income (loss) before extraordinary loss                      1,176     (62,959)     69,087
Extraordinary loss on early extinguishment
  of debt, net of tax                                           (626)          -           -
                                                          -----------  ----------  ----------
  Net income (loss)                                       $      550     (62,959)     69,087
                                                          ===========  ==========  ==========
Net income (loss) per share:
  Basic:
  Income (loss) before extraordinary loss                 $     0.10       (5.24)       5.78
  Extraordinary loss on early extinguishment
    of debt, net of tax                                        (0.05)          -           -
                                                          -----------  ----------  ----------
  Net income (loss)                                       $     0.05       (5.24)       5.78
                                                          ===========  ==========  ==========
  Diluted:
  Income (loss) before extraordinary loss                 $     0.10       (5.24)       5.61
  Extraordinary loss on early extinguishment
    of debt, net of tax                                        (0.05)          -           -
                                                          -----------  ----------  ----------
Net income (loss)                                         $     0.05       (5.24)       5.61
                                                          ===========  ==========  ==========

         See accompanying notes to consolidated financial statements.

                    CELLSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                Years ended November 30, 2001, 2000, and 1999
                               (In thousands)

                                                                                              Accumulated
                                                                      Additional   Common       other
                                                   Common Stock        paid-in     stock     comprehensive  Retained
                                                Shares       Amount    capital    warrant        loss       earnings     Total
                                              ---------- -----------  ----------  -------    -------------  ---------  ---------
Balance at
  November 30, 1998                               11,792  $   118       77,434      4            (8,181)     108,416     177,791
  Comprehensive income:
    Net income                                         -        -            -      -                 -       69,087      69,087
    Foreign currency translation adjustment            -        -            -      -              (328)           -        (328)
                                                                                                                        ---------
      Total comprehensive income                                                                                          68,759

Common stock issued under stock option plans         107        1        3,973      -                 -            -       3,974
Exercise of common stock warrant                     112        1            3     (4)                -            -           -
                                              ---------- -----------  ---------- --------   --------------  ---------   ---------

Balance at November 30, 1999                      12,011      120       81,410      -            (8,509)     177,503     250,524
  Comprehensive loss:
    Net loss                                           -        -            -      -                 -      (62,959)    (62,959)
    Foreign currency translation adjustment            -        -            -      -            (2,352)           -      (2,352)
                                                                                                                        ---------
      Total comprehensive loss                                                                                           (65,311)
Common stock issued under stock option plans          17        -          370      -                 -            -         370
                                              ---------- -----------  ---------- --------   --------------  ---------   ---------
Balance at November 30, 2000                      12,028      120       81,780      -           (10,861)     114,544     185,583
  Comprehensive income (loss):
    Net income                                         -        -            -      -                 -          550         550
    Foreign currency translation adjustment            -        -            -      -            (2,586)           -      (2,586)
                                                                                                                        ---------
      Total comprehensive loss                                                                                            (2,036)
    Stock option compensation
      expense                                          -        -          663      -                 -            -         663
                                              ---------- -----------  ---------- --------   --------------  ---------   ---------
Balance at November 30, 2001                      12,028  $   120       82,443      -           (13,447)     115,094     184,210
                                              ========== ===========  ========== ========   ==============  =========   =========



         See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended November 30, 2001, 2000, and 1999
                                (In thousands)

                                                                2001         2000      1999
                                                              ----------  ---------  ---------
Cash flows from operating activities:
 Net income (loss)                                            $     550    (62,959)    69,087
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Provision for doubtful accounts                               6,684     51,636     11,643
    Provision for inventory obsolesence                          10,210     32,255     23,012
    Depreciation, amortization, and impairment of assets         11,888     23,571     16,911
    Gain on sale of assets                                         (933)    (6,200)    (8,774)
    Equity in loss (income) of affiliated companies, net            858      1,805    (31,933)
    Deferred income taxes                                        (9,553)   (34,446)     8,950
    Stock option compensation expense                               663        -          -
    Impairment of investment                                      2,215        -          -
    Changes in certain operating assets and liabilities:
       Accounts receivable                                      118,282   (101,243)    29,751
       Inventories                                               35,278   (119,867)    61,232
       Prepaid expenses                                           5,784      2,705    (15,201)
       Other assets                                                (141)      (648)    (2,327)
       Accounts payable                                        (130,169)   168,224    (99,349)
       Accrued expenses                                            (207)     1,474    (16,070)
       Income taxes payable                                       1,819     (5,698)       882
                                                              ----------  ---------  --------
         Net cash provided by (used in) operating activities     53,228    (49,391)    47,814
                                                              ----------  ---------  --------
 Cash flows from investing activities:
    Purchases of property and equipment                          (5,558)    (5,461)    (8,499)
    Acquisitions of businesses, net of cash acquired               (320)    (4,241)    (2,301)
    Proceeds from sale of assets                                  2,237        377     41,778
    Purchase of investment                                          -       (4,144)       -
    Investment in joint venture                                    (735)       -          -
    Change in restricted cash                                       802    (17,622)   (25,000)
                                                              ----------  ---------  --------
         Net cash provided by (used in) investing activities     (3,574)   (31,091)     5,978
                                                              ----------  ---------  --------
 Cash flows from financing activities:
    Borrowings on notes payable                                 311,318    404,637    509,736
    Payments on notes payable                                  (385,802)  (318,000)  (544,150)
    Additions to deferred loan costs                             (4,719)       -          -
    Net proceeds from issuance of common stock                      -          370      3,137
                                                              ---------   --------   --------
       Net cash provided by (used in) financing activities      (79,203)    87,007    (31,277)
                                                              ---------   --------   --------
 Net increase (decrease) in cash and cash equivalents           (29,549)     6,525     22,515
 Cash and cash equivalents at beginning of the year              77,023     70,498     47,983
                                                              ---------   --------   --------
 Cash and cash equivalents at end of year                     $  47,474     77,023     70,498
                                                              =========   ========   ========

         See accompanying notes to consolidated financial statements.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

CellStar Corporation and subsidiaries (the "Company") is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in Asia-Pacific, North America, Latin America, and Europe. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In many of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year financial amounts have been reclassified to conform to the current year presentation.

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

(h) Revenue Recognition

For the Company's wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes service fee revenue when the service is completed.

The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB No. 101) in fiscal year 2001. The adoption of SAB No. 101 had no material impact on the Company's revenue recognition practices.

(i) Foreign Currency

Assets and liabilities of the Company's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders' equity, except for subsidiaries located in countries whose economies are considered highly inflationary. In such cases, translation adjustments, along with foreign currency gains and losses related to intercompany transactions at the Company's international finance subsidiary, are included in other income (expense) in the accompanying consolidated statements of operations. Net foreign currency transaction gains (losses) for the years ended November 30, 2001, 2000 and 1999 were ($0.3) million, ($10.0) million and $(3.4) million, respectively. The currency exchange rates of the Latin American and Asia Pacific countries in which the Company conducts operations have historically been volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into non-deliverable foreign currency forward contracts in certain instances.

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

The Company currently has no material derivative instruments that qualify as a hedge as defined by Financial Accounting Standards Board Statement ("Statement") No. 133, Accounting for Derivative Instruments, and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. Accordingly, all changes in fair value of derivative instruments are recognized in the statements of operations.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended November 30, 2001, 2000, and 1999, follows (in thousands, except per share data):


                                                                  2001        2000       1999
                                                                --------   ---------  ---------
Basic:
Income (loss) before extraordinary loss                         $  1,176    (62,959)    69,087
Extraordinary loss on early extinguishment of debt, net of tax      (626)       -            -
                                                                ---------  ---------  ---------
   Net income (loss)                                            $    550    (62,959)    69,087
                                                                =========  =========  =========

Weighted average number of shares outstanding                     12,028     12,026     11,952
                                                                =========  =========  =========

Income (loss) per share before extraordinary loss               $   0.10   $  (5.24)  $   5.78
Extraordinary loss per share on early extinguishment of debt
   net of tax                                                      (0.05)       -            -
                                                                ---------  ---------  ---------
   Net income (loss), per share                                 $   0.05   $  (5.24)  $   5.78
                                                                =========  =========  =========

Diluted:
Income (loss) before extraordinary loss                         $  1,176    (62,959)    69,087
Extraordinary loss on early extinguishment of debt, net of tax      (626)       -            -
                                                                ---------  ---------  ---------
   Net income (loss)                                                 550    (62,959)    69,087
Interest on convertible notes, net of tax effect                     -          -        4,500
                                                                ---------  ---------  ---------
   Adjusted net income (loss)                                   $    550    (62,959)    73,587
                                                                =========  =========  =========

Weighted average number of shares outstanding                     12,028     12,026     11,952
Effect of dilutive securities:
   Stock options and warrant                                           1        -           82
   Convertible notes                                                 -          -        1,084
                                                                ---------  ---------  ---------
Weighted average number of share outstanding including
   effect of dilutive securities                                  12,029     12,026     13,118
                                                                =========  =========  =========

Income (loss) per share before extraordinary loss               $   0.10      (5.24)      5.61
Extraordinary loss per share on early extinguishment of debt
   net of tax                                                      (0.05)       -            -
                                                                ---------  ---------  ---------
   Net income (loss)                                            $   0.05      (5.24)      5.61
                                                                =========  =========  =========

Outstanding options to purchase 1.3 million, 0.9 million and 0.5 million shares of common stock at November 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Diluted weighted average shares outstanding at November 30, 2001 and 2000 do not include 1.1 million common equivalent shares issuable for the convertible notes, as their effect would be anti-dilutive (see Note 6).

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

(n) Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $16.8 million, $17.9 million and $19.4 million of interest for the years ended November 30, 2001, 2000 and 1999, respectively. The Company paid approximately $4.8 million, $14.5 million and $13.6 million of income taxes for the years ended November 30, 2001, 2000 and 1999, respectively.

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

(p) Other, Net

Other, net was comprised of the following for the years ended November 30, 2001, 2000 and 1999 (in thousands):

                                      2001     2000     1999
                                     ------   ------   ------
  Interest income                    $3,237    4,759    3,881
  Foreign currency gains (losses)     1,260   (4,167)  (4,066)
  Other income (expense)                791      340   (1,691)
                                     ------   ------   ------
                                     $5,288      932   (1,876)
                                     ======   ======   ======

(2) Related Party Transactions

(a) Transactions with Motorola

Motorola purchased 0.4 million shares of the Company's common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $834.1 million, $1,074.3 million and $1,055.1 million for the years ended November 30, 2001, 2000 and 1999, respectively. Included in accounts payable at November 30, 2001 and 2000 was approximately $46.5 million and $113.3 million, respectively, due to Motorola for purchases of inventory.

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

(c) Sale of Aircraft to Chief Executive Officer

In December 1993, the Company and the Company's then Chief Executive Officer entered into an agreement pursuant to which the Company purchased the Chief Executive Officer's jet aircraft at book value. Pursuant to that agreement, the Company sold the Company's jet aircraft back to the Chief Executive Officer for the book value of $2.2 million in January 2001.

(3) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and notes payable as of November 30, 2001 and 2000 approximate fair value due to the short maturity of these instruments. The fair value of the Company's long-term debt represents quoted market prices as of November 30, 2001 and 2000 as set forth in the table below (in thousands):

                         2001                 2000
                         ----                 ----
                 Carrying      Fair    Carrying     Fair
                  Amount      Value     Amount     Value
                  ------      -----     ------     -----
Long-term debt  $ 150,000     63,000  $ 150,000    37,320
                =========     ======  =========    ======

(4) Property and Equipment

Property and equipment consisted of the following at November 30, 2001 and 2000 (in thousands):

                                                       2001       2000
                                                       ----       ----
     Land and buildings                              $ 11,034     8,695
     Furniture, fixtures and equipment                 27,718    29,054
     Jet aircraft                                           -     4,454
     Leasehold improvements                             5,408     5,457
                                                     --------   -------
                                                       44,160    47,660
     Less accumulated depreciation and amortization   (24,820)  (25,645)
                                                     --------   -------
                                                     $ 19,340    22,015
                                                     ========   =======

(5)  Investments in Affiliated Companies

At November 30, 2001 and 2000, investments in affiliated companies includes a 49% interest in CellStar Amtel Sdn. Bhd. ("CellStar Amtel"), a Malaysian company. CellStar Amtel is a distributor of wireless handsets.

As a result of the continuing deterioration in the Malaysia market, the Company is in the process of divesting its 49% ownership in CellStar Amtel. The carrying value of the investment at November 30, 2001 was zero. During the years ended November 30, 2001 and 2000, the Company incurred losses of $0.7 and $1.8 million, respectively related to the operations of CellStar Amtel. The Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company ($0.8 million at November 30, 2001). The Company does not currently anticipate any further losses to be recognized.

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

In January 2000, the Company acquired for $4.1 million 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, ("Arcoa") a telecommunications retail store chain in Taiwan. Due to the continuing economic and political turnoil in Taiwan, the Company considered its investment in Arcoa to be permanently impaired. In the third quarter of 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of its 3.5% interest to the Company's estimate of the fair value of its interest of $1.9 million.

(6)  Debt

Notes payable consisted of the following at November 30, 2001 and 2000 (in thousands):

                                                            2001      2000
                                                            ----      ----
     Revolving credit facility                             $     -    82,700
     Peoples' Republic of China ("PRC") credit facilities   39,078    44,428
     Peoples' Republic of China ("PRC") notes payable        5,799         -
     Taiwan notes payable                                    7,767         -
                                                           -------   -------
                                                           $52,644   127,128
                                                           =======   =======

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

As of November 10, 2000, the Company had negotiated an amendment to the Facility which allowed the Company to remain in compliance by extending the date by which a compliance certificate was required to be delivered to its banks. The date for delivering the compliance certificate was extended again by an additional amendment as of December 20, 2000.

As of January 30, 2001, the Company had negotiated an amendment to the Facility to assist the Company in complying with certain covenants through March 2, 2001. The amount of the Facility was also reduced from $100.0 million to $86.4 million.

On February 27, 2001, the Company and its banking syndicate negotiated and executed a Second Amended and Restated Credit Agreement which further reduces the amount of the Facility to $85.0 million on February 28, 2001, $74.0 million on July 31, 2001, $65.0 million on September 30, 2001, and $50.0 million on December 15, 2001. Such Second Amended and Restated Credit Agreement further
(i) increased the applicable interest rate margin by 25 basis points, (ii) shortened the term of the Facility from June 1, 2002 to March 1, 2002, (iii) provided additional collateral for such Facility in the form of additional stock pledges and mortgages on real property, (iv) provided for dominion of funds by the banks for the Company's U.S. operations, (v) limited the borrowing base, and (vi) tightened restrictions on the Company's ability to fund its operations, particularly its non-U.S. operations.

Fundings under the Facility were limited by a borrowing base test, which was measured monthly. Borrowings under the Facility were made under London Interbank Offering Rate contracts, generally for 30-90 days, or at the bank's prime lending rate. Total interest charged on those borrowings included an applicable margin that was subject to certain increases based on the ratio of consolidated funded debt to consolidated cash flow determined at the end of each fiscal quarter. At November 30, 2000, the interest rate on the Facility borrowing under the LIBOR rate was 9.529% and the prime rate was 10.75%. The Facility was secured by the Company's accounts receivable, property, plant and equipment and all other real property. The Facility contained, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and dispositions of assets.

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement (the "New Facility") with a bank and terminated the Facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001 of 125 basis points, provides a more extensive borrowing base,more flexible financial covenants and greater flexibility in funding foreign operations.

Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangile assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets.

As a result of terminating its previous Facility, the Company recorded an after tax extraordinary loss on early extinguishment of $0.6 million, primarily related to the write-off of deferred loan costs related to the previous Facility.

The weighted average interest rate on short-term borrowings outstanding under the Facility and the New Facility for the years ended November 30, 2001 and 2000, was 9.2% and 9.7% respectively.

At November 30, 2001, the Company's operations in China had two lines of credit, one for USD $12.5 million and the second for RMB (Chinese People's Currency) 220 million (approximately USD $26.6 million), bearing interest at 7.16%, and from 5.28% to 5.56% respectively. The loans have maturity dates through September 2002. Both lines of credit are fully collateralized by U.S. dollar cash deposits. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At November 30, 2001, the U.S. dollar equivalent of $39.1 million had been borrowed against the lines of credit in China. As a result of this method of funding operations in China, the consolidated balance sheet at November 30, 2001 reflects USD $41.8 million in cash that is restricted as collateral on these advances and a corresponding USD $39.1 million in notes payable. At November 30, 2001, China also had $5.8 million in promissory notes to a bank with maturity dates through January 2002 and bearing interest at 5.0%. The maturities have been extended through May 2002. In addition, the Company has notes payable in Taiwan totaling $7.8 million.

At November 30, 2001 and 2000, long-term debt consisted of $150.0 million of the Company's 5% Convertible Subordinated Notes Due October 15, 2002 (the "Subordinated Notes"), which are convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity. Subsequent to October 18, 2000, the Subordinated Notes are redeemable at the option of the Company, in whole or in part, initially at 102% and thereafter at prices declining to 100% at maturity, together with accrued interest. The Subordinated Notes were initially issued pursuant to an exempt offering and were subsequently registered under the Securities Act of 1933, along with the common stock into which the Subordinated Notes are convertible. Subsequent to year-end, the Company completed an exchange offer for a portion of the Subordinated Notes (see note 22).

Based upon current and anticipated levels of operations, the Company anticipates that its cash flow from operations, together with amounts available under its New Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the New Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

(7) Income Taxes

The Company's income (loss) before income taxes and extraordinary loss was comprised of the following for the years ended November 30, 2001, 2000 and 1999 (in thousands):

                  2001     2000       1999
                --------  --------  --------
United States   $ 3,593   (85,138)   13,430
International      (217)    1,423    79,072
                --------  --------  --------
Total           $ 3,376   (83,715)   92,502
                ========  ========  ========

Provision (benefit) for income taxes for the years ended November 30, 2001, 2000 and 1999 consisted of the following (in thousands):

                                                         Current      Deferred      Total
                                                        ---------    ----------    -------
Year ended November 30, 2001:
  United States:
    Federal                                             $      -         3,782      3,782
    State                                                    152            (3)       149
  International                                           11,601       (13,332)    (1,731)
                                                        ---------    ----------   --------
                                                        $ 11,753        (9,553)     2,200
                                                        =========    ==========   ========

Year ended November 30, 2000:
  United States:
    Federal                                             $      -       (28,296)   (28,296)
    State                                                  1,138        (1,778)      (640)
  International                                           12,552        (4,372)     8,180
                                                        ---------    ----------   --------
                                                        $ 13,690       (34,446)   (20,756)
                                                        =========    ==========   ========

Year ended November 30, 1999:
  United States:
    Federal                                             $    (28)        3,245      3,217
    State                                                    897           407      1,304
  International                                           13,596         5,298     18,894
                                                        ---------    ----------   --------
                                                        $ 14,465         8,950     23,415
                                                        =========    ==========   ========

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes and extraordinary loss as a result of the following for the years ended November 30, 2001, 2000 and 1999 (in thousands):

                                                          2001        2000          1999
                                                        --------    ---------     --------
Expected tax expense (benefit)                          $ 1,182      (29,300)      32,376
International and U.S. tax effects attributable
  to international operations                            (5,737)      (4,731)      (8,869)
State income taxes, net of Federal benefits                  97         (416)         848
Equity in loss of affiliated companies, net                 204          631            6
Non-deductible goodwill and other                         2,097        1,919          371
Change in valuation allowance                             4,716       11,763         (131)
Foreign accumulated earnings tax                              -        1,228            -
Other, net                                                 (359)      (1,850)      (1,186)
                                                        --------    ---------     --------
  Actual tax (benefit) expense                          $ 2,200      (20,756)      23,415
                                                        ========    =========     ========

As a result of certain activities undertaken by the Company, income in certain foreign countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, primarily through 1999. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $2.3 million, $1.4 million and $3.0 million, respectively, for 2001, 2000 and 1999, respectively.

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2001 and 2000, is presented below (in thousands):

                                                                     2001          2000
                                                                   ---------     ---------
Deferred income tax assets:
  United States:
    Accounts receivable                                            $ 13,987        14,387
    Inventory adjustments for tax purposes                            2,578         2,827
    Net operating loss carryforwards                                 22,117        22,784
    Foreign tax credit carryforwards                                  2,469         2,656
    Capital losses                                                    3,791         4,639
    Other, net                                                        4,451         4,381
  International:
    Accounts receivable                                               3,246         2,091
    Net operating loss carryforwards                                  5,751         8,640
    Other, net                                                        2,937           880
                                                                   ---------     ---------

                                                                     61,327        63,285
  Valuation allowance                                                (7,310)      (15,935)
                                                                   ---------     ---------
                                                                   $ 54,017        47,350
                                                                   =========     =========
Deferred income tax liabilities
  International inventory adjustments for tax purposes             $  3,687         6,573
                                                                   =========     =========

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance for deferred income tax assets as of December 1, 2000 and 1999, was $15.9 million and $4.2 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2001 and 2000, was a decrease of $8.6 million and an increase of $11.8 million, respectively. This change in 2001 includes the removal of the valuation allowance against $8.6 million in net loss operating carryforwards that were eliminated when the Company divested the entities to which the carryforwards related. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company should realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. At November 30, 2001, the Company had U.S. Federal net operating loss carryforwards of approximately $63.2 million, which will begin to expire in 2018.

The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At November 30, 2001, the Company had not provided U.S. Federal income taxes on earnings of international subsidiaries of approximately $186.5 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change on final determination by the respective taxing authorities. Management believes it has made an adequate tax provision

(8) Leases

The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to six years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $3.9 million, $5.0 million and $6.0 million for the years ended November 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under operating leases as of November 30, 2001 are as follows (in thousands):

                          Year ending
                          November 30,       Amount
                         -------------       ------
                             2002            $3,995
                             2003             2,180
                             2004             1,338
                             2005             1,174
                             2006               306
                          Thereafter            227

(9) Impairment of Assets

In the third quarter of 2000, the Company decided to exit its Venezuela operations (see note 15). The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations and realized a gain of $1.1 million.

In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations.

In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland. The sale was completed in 2000 resulting in a gain of $0.2 million. The Company recorded an impairment charge of $5.5 million, including a $4.5 million writedown of goodwill to reduce the carrying value of the assets of the operations in Poland to their estimated fair value. Revenues for the operations in Poland were $2.2 million and $7.4 million for the years ended November 30, 2000 and 1999, respectively.

(10) Separation Agreement

The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. "Rocky" Johnson, who has served on the Board of Directors since March 1994 became Chairman of the Board, and that Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of the Company, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

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
                                                 ------
                                                 $3,639
                                                 ======

As a result of a continued decline in revenues from its Miami operations, the Company restructured its Miami operations in the second quarter of 2001. The restructuring reduced the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

(12) Gain on Sale of Assets

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

On August 25, 2000, the Company completed the divestiture of its 51% ownership in the joint venture to its joint venture partner, Fontana Business Corp. Following is a summary of the operations related to Brazil (amounts in thousands):

                                                     Year ended November 30,
                                                        2000        1999
                                                        ----        ----
     Revenues                                         $ 40,602    193,756
     Cost of sales                                      41,567    178,829
                                                      --------    -------
       Gross profit (loss)                                (965)    14,927
     Selling, general and administrative expenses       10,038     10,255
                                                      --------    -------
       Operating income (loss)                         (11,003)     4,672
                                                      --------    -------
     Other income (expense):
       Gain on sale of assets                            6,047          -
       Interest expense                                 (3,474)    (5,098)
       Other, net                                            -     (2,249)
                                                      --------    -------
         Total other income (expense)                    2,573     (7,347)
                                                      --------    -------
     Loss before income taxes                         $ (8,430)    (2,675)
                                                      ========    =======

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

During the quarter ended May 31, 2000, the Company also fully reserved certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000 and which were further affected by the decision, in the second quarter of 2000, to exit Brazil.

(15) Venezuela

During the quarter ended August 31, 2000, the Company decided, based upon the current and expected future economic and political climate in Venezuela, to divest its operations in Venezuela. For the quarter ended August 31, 2000, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. The Company subsequently sold its operations in Venezuela in December 2000 for a gain of $1.1 million. Following is a summary of the Venezuela operations (amounts in thousands):

                                                   Year ended November 30,
                                                     2000           1999
                                                     ----           ----
     Revenues                                      $ 36,639        77,077
     Cost of sales                                   35,342        67,995
                                                   --------        ------
       Gross profit                                   1,297         9,082
     Selling, general and administrative expenses     8,630         4,212
     Impairment of assets                             4,930             -
                                                   --------        ------
       Operating income (loss)                      (12,263)        4,870
                                                   --------        ------
     Other income (expense):
       Gain on sale of assets                             -         5,197
       Interest expense                                  (8)          (14)
       Other, net                                    (1,039)         (593)
                                                   --------        ------
         Total other income (expense)                (1,047)        4,590
                                                   --------        ------
     Income (loss) before income taxes             $(13,310)        9,460
                                                   ========        ======

(16) Redistributor Business

The Company phased out a major portion of its redistributor business in the Miami and North American operations in 2000 due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Redistributors are distributors that do not have existing direct relationships with manufacturers and who do not have long-term carrier or dealer/agent relationships. These distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have long-term predictable product demand. Revenues for the redistributor business for Miami and the North American Region for the years ended November 30, 2000 and 1999, were $57.4 million and $158.6 million, respectively.

(17) Inventory Obsolescence Expense And Bad Debt Expense

Inventory obsolescence expense of $10.2 million, $32.3 million and $23.0 million for the years ended November 30, 2001, 2000 and 1999, respectively, is included in cost of goods sold in the accompanying consolidated statements of operations.

Bad debt expense of $6.7 million, $51.5 million and $10.4 million for the years ended November 30, 2001, 2000 and 1999 respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(18) Segment And Related Information

The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: Asia-Pacific, North America, primarily the United States, Latin America, which includes Mexico and the Company's Miami, Florida operations ("Miami") and Europe. Revenues and operations of Miami are included in Latin America since Miami's product sales are primarily for export to South American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments, and interest expense on the Company's Facility and Notes. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant.

Segment information for the years ended November 30, 2001, 2000 and 1999 follows (in thousands):

                                                             Asia-       North     Latin
                                                            Pacific     America   America   Europe  Corporate    Total
                                                            -------     -------   -------   ------  ---------    -----
November 30, 2001:
  Revenues from external customers                        $ 1,213,454   578,612   411,079  230,658          -  2,433,803
  Separation agreement                                              -         -         -        -      5,680      5,680
  Operating income (loss)                                      33,099    25,805   (11,372)  (3,878)   (28,043)    15,611
  Equity in income (loss) of affiliated companies, net           (858)        -         -        -          -       (858)
  Impairment of investment                                     (2,215)        -         -        -          -     (2,215)
  Income (loss) before interest and income taxes and
    extraordinary loss                                         30,300    21,752   (10,793)  (3,722)   (22,015)    15,522
  Extraordinary loss on extinguishment of debt, net of tax          -         -         -        -       (626)      (626)
  Total assets                                                263,268   143,598   130,481   48,885     59,838    646,070
  Depreciation, amortization and impairment of assets           2,309     1,179     2,664      929      4,807     11,888
  Capital expenditures                                          2,822       801     1,108      258        569      5,558

November 30, 2000:
  Revenues from external customers                        $ 1,024,762   499,171   636,354  315,395          -  2,475,682
  Impairment of assets                                              -       974    11,365        -          -     12,339
  Operating income (loss)                                       7,770   (16,425)  (38,724)   2,263    (24,813)   (69,929)
  Equity in income (loss) of affiliated companies, net         (1,805)        -         -        -          -     (1,805)
  Income (loss) before interest and income taxes                6,361   (24,021)  (31,623)   2,450    (22,528)   (69,361)
  Total assets                                                289,677   172,527   256,907   56,824     82,889    858,824
  Depreciation, amortization and impairment of assets           1,905     3,661    14,492      810      2,703     23,571
  Capital expenditures                                          1,256     1,309     2,052      452        392      5,461

November 30, 1999:
  Revenues from external customers                        $   769,412   377,129   717,273  469,991          -  2,333,805
  Impairment of assets                                              -         -         -    5,480          -      5,480
  Restructuring charge                                          1,277     2,302         -        -         60      3,639
  Operating income (loss)                                      41,537    17,529    31,580    5,506    (23,454)    72,698
  Equity in income (loss) of affiliated companies, net            (18)   31,951         -        -          -     31,933
  Income (loss) before interest and income taxes               41,102    48,555    31,013    5,433    (18,455)   107,648
  Total assets                                                240,523   126,208   261,618   56,536     21,553    706,438
  Depreciation, amortization and impairment of assets           1,869     3,683     2,564    6,426      2,369     16,911
  Capital expenditures(1)                                       1,028     3,072     3,522      877          -      8,499

(1) Prior to 2000, Corporate segment property and equipment was reported in North America.

A reconciliation from the segment information to the income (loss) before income taxes and extraordinary loss included in the consolidated statements of operations for the years ended November 30, 2001, 2000, and 1999 follows (in thousands):

                                                                                          2001           2000       1999
                                                                                          ----           ----       ----
Income (loss) before interest and income taxes and extraordinary loss
  per segment information                                                              $  15,522       (69,361)     107,648
Interest expense per the consolidated statements of operations                           (15,383)      (19,113)     (19,027)
Interest income included in other, net in the consolidated statements of operations        3,237         4,759        3,881
                                                                                       ---------       -------      -------
Income (loss) before income taxes and extraordinary loss per the consolidated
  statements of operations                                                             $   3,376       (83,715)      92,502
                                                                                       =========       =======      =======

Geographical information for the years ended November 30, 2001, 2000 and 1999, follows (in thousands):

                                       2001                    2000                        1999
                                       ----                    ----                        ----
                                          Long-lived                Long-lived                 Long-lived
                               Revenues     Assets      Revenues      Assets        Revenues      Assets
                               --------     ------      --------      ------        --------      ------
United States                $  633,566     12,341       578,262      15,257         531,328      19,538
People's Republic of China,
which includes Hong Kong      1,049,633      4,525       725,409       6,591         528,572       3,296

United Kingdom                  111,433        457       163,797         637         341,090         798
Mexico                          250,335      2,838       383,256       3,038         228,959       2,469
All other countries             388,836      6,995       624,958       5,664         703,856       8,998
                             ----------     ------     ---------      ------       ---------      ------
                             $2,433,803     27,156     2,475,682      31,187       2,333,805      35,099
                             ==========     ======     =========      ======       =========      ======

For purposes of the geographical information above, the Company's Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

A customer in the Asia-Pacific Region accounted for approximately 11% of consolidated revenues or $268.0 million of revenues for the year ended November 30, 2001. No customer accounted for 10% or more of consolidated revenues in the years ended November 30, 2000, and 1999.

At November 30, 2001, the Company had a receivable of $33.4 million from a customer in the North America Region.

(19)   Acquisitions

In August 1999, the Company acquired the business and certain net assets of Montana Telecommunications Group B.V. in The Netherlands in a transaction accounted for as a purchase. The purchase price was $2.3 million, which resulted in $1.0 million of goodwill with an estimated life of 20 years. Additional payments based on future operating results of the business over the four year period subsequent to acquisition may be paid in cash. For 2000 and 2001, payments of $0.1 million were made pursuant to the agreement and recorded as goodwill.

The Company acquired three companies during 1998: (i) TA Intercall AB (Sweden), January 1998; (ii) Digicom Spoka zo.o. (Poland), March 1998; and (iii) ACC del Peru (Peru), May 1998. Each of these transactions was accounted for as a purchase. The aggregate of the original purchase prices was $18.2 million, which resulted in $18.1 million of goodwill with an estimated life of 20 years. Additional payments based on operating results of Sweden for the three years subsequent to acquisition may be paid either in cash or common stock at the Company's option. In 2000, $4.0 million of additional goodwill was recorded for Sweden based upon the estimated payment amount. In 2001, $0.6 million of additional goodwill was recorded in conjunction with the final acquisition payment.

The consolidated financial statements include the operating results of each business from the date of acquisition. The impact of these acquisitions was not material in relation the Company's consolidated financial position or results of operations.

(20)  Stockholders' Equity

(a) Common Stock Options

The Company has a stock option plan (the "Plan") covering 2.23 million shares of its common stock. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

The Company also has a stock option plan for non-employee directors ("Directors' Option Plan"). The Directors' Option Plan provides that each non-employee director of the Company as of the date the Directors' Option Plan was adopted and each person who thereafter becomes a non-employee director should automatically be granted an option to purchase 1,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 30,000 shares of common stock are authorized for issuance pursuant to the Directors' Option Plan. Each option granted under the Directors' Option Plan becomes exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also receive an annual grant of an option for 1,000 shares of Company common stock under the Plan. Such options vest over a four year period and have an exercise price equal to the fair market value of the Company's common stock as of market close on the date of grant.

The per share weighted-average fair value of stock options granted during the years ended November 30, 2001, 2000 and 1999, was $5.51, $29.25 and $22.25,
respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  2001     2000      1999
                                                  ----     ----      ----
            Dividend yield                        0.00%     0.00      0.00
            Volatility                           92.00%    88.00     81.00
            Risk-free interest rate               4.70%     6.50      5.10
            Expected term of options (in years)    3.4       3.4       3.4

The Company applies Opinion 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been the pro forma amounts below for the years ended November 30, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                   2001     2000     1999
                                                   ----     ----     ----
Net income (loss) as reported                       $550  (62,959)  69,087
Diluted net income (loss) per share as reported     0.05    (5.24)    5.61
Pro forma net income (loss)                       (1,380) (65,981)  67,605
Pro forma diluted net income (loss) per share      (0.11)   (5.49)    5.53

Stock option activity during the years ended November 30, 2001, 2000 and 1999, is as follows:

                                                          2001                  2000                 1999
                                                          ----                  ----                 ----
                                                             Weighted-             Weighted-             Weighted-
                                                              Average               Average               Average
                                                    Number   Exercise     Number   Exercise    Number     Exercise
                                                 of shares     Prices  of shares     Prices  of shares     Prices
                                                 ---------     ------  ---------     ------  ---------     ------
Granted                                            603,925    $ 9.555    302,739    $47.765    297,490    $40.285
Exercised                                                -      0.000     17,025     23.270    106,576     27.725
Forfeited                                          159,860     34.775    203,971     47.795    273,802     47.220
Outstanding, end of year                         1,380,926     29.780    936,861     43.910    855,118     43.085
Exercisable, end of year                           597,780     39.185    437,938     40.605    385,830     39.145
Reserved for future grants under the Plan          567,442
Reserved for future grants under the Directors'     18,000
Option Plan

For options outstanding and exercisable as of November 30, 2001, the exercise prices and remaining lives were:

                                           Average       Average                  Average
                               Number   Remaining Life   Exercise     Number     Exercise
Range of Exercise Prices    Outstanding   (in years)      Prices    Exercisable   Prices
------------------------    -----------   ----------      ------    -----------   ------
$4.1500  -  9.3750            360,875         9.2        $ 9.1630            -  $      -
$10.2500 - 30.8500            387,950         6.9         19.5350      223,700   25.8475
$31.0950 - 49.3750            433,726         7.3         43.2390      219,386   39.7240
$51.5650 - 99.4000            198,375         6.3         57.8825      154,694   57.7150
                            ---------                                  -------
                            1,380,926         7.5        $29.7785      597,780  $39.1870
                            =========         ===        ========      =======  ========

(b) Stockholder Rights Plan

The Company has a Stockholder Rights Plan, which provides that the holders of the Company's common stock receive one-third of a right ("Right") for each share of the Company's common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $5.33, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company's common stock or stock of an acquirer of the Company at a 50% discount. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

(21) Commitments and Contingencies

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

(b) SEC

On August 3, 1998, the Company announced that the Securities and Exchange Commission (SEC) was conducting an investigation of the Company relating to its compliance with Federal securities laws. On June 28, 2001, the Company announced that the SEC had terminated the investigation with no enforcement action recommended.

On October 15, 2001, the Company announced that the results for the three and six months ended May 31, 2001 would be restated to reflect certain accounting adjustments. In October 2001, the Company received an inquiry from the SEC requesting information concerning the restatement of earnings for the quarter ended May 31, 2001. The Company believes that it has fully responded to such request.

(c) Financial Guarantee

The Company has guaranteed up to MYR $3.0 million (Malaysian ringgits), or $0.8 million as of November 30, 2001, for bank borrowings of CellStar Amtel. In addition, the Company has guaranteed certain accounts payable of CellStar Amtel at November 30, 2001. The Company is in the process of divesting its 49% interest in CellStar Amtel. The Company has entered into an indemnity agreement with the prospective purchaser.

(d) 401(k) Savings Plan

The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994, or on completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 15% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company's profitability. The Company made contributions of approximately $0.3 million, $0.2 million and $0.3 million to the plan for the years ended November 30, 2001, 2000 and 1999 respectively.

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

The major currency exposures periodically hedged by the Company are the British pound, Dutch guilder, Euro and Swedish Krona. The carrying amount and fair value of these contracts are not significant.

At November 30, 2001, the Company had no forward contracts and does not hold any other derivative instruments.

The contractual amount of the Company's forward exchange contracts at November 30, 2000, was $18.7 million.

(22)  Subsequent Events

(a)  Reverse Stock Split

On February 12, 2002, the stockholders approved a one-for-five reverse stock split. The reverse stock split was effective February 22, 2002. The impact of this share split has been retroactively applied to all periods presented herein.

(b)  Exchange Offer

On January 14, 2002, the Company filed an S-4 registration statement (the "Exchange Offer"), with the Securities and Exchange Commission ("SEC"), offering to exchange, for each $1,000 principal amount of the Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the "Senior Notes") or, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the "Senior Convertible Notes") or, c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its $150 million 5% Subordinated Notes due October 2002. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes due January 2007, and $39.1 million of Senior Convertible Notes due November 2002. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes due October 2002 were not exchanged and are now subordinate to the Company's New Facility, the Senior Notes and the Senior Convertible Notes.

The Company expects to realize a pre-tax extraordinary gain on early extinguishment of debt of approximately $17.0 million during the first quarter of fiscal 2002 ($11.0 million after-tax) as a result of the exchange. The exchange will be accounted for as a troubled debt restructuring in accordance with Statement No. 15.

The Senior Convertible Notes are mandatorily convertible into the Company's common stock on November 30, 2002, and bear interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company's option, on August 15, 2002, and November 30, 2002. In the event of bankruptcy the Senior Convertible Note holders are entitled to cash equal to the face value of the Senior Convertible Note plus accrued interest. The Senior Convertible Notes are convertible into the Company's common stock at a conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) and may be converted at any time prior to maturity at the option of the holders

The Senior Notes mature January 15, 2007, and bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company's ability to incur additional indebtedness, make investments, loans and advances, declare dividends or certain other distributions, create liens, enter into sale-leaseback transactions, consolidate, merge, sell assets and enter into transactions with affiliates.

(c) Shares To Be Issued Upon Conversion of Senior Convertible Notes

The Senior Convertible Notes issued in the Exchange Offer are convertible into
7.8 million shares of the Company's common stock on or before November 30, 2002. The 7.8 million shares will be included as dilutive securities in calculating net income per diluted share beginning in the first quarter of 2002.

                     CELLSTAR CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

                                First     Second        Third         Fourth
                               Quarter    Quarter      Quarter        Quarter
                               -------    -------      -------        -------
     2001
Revenues                      $ 645,158   572,879      610,496        605,270
Gross Profit                     36,793    32,267       31,069         35,697
Net income (loss)                 4,192     3,591       (5,840)(a)     (1,393)(b)
Net income (loss) per share:
  Basic:                           0.35      0.30        (0.49)(a)      (0.12)(b)
  Diluted:                         0.35      0.30        (0.49)(a)      (0.12)(b)

     2000
Revenues                      $ 589,859   561,370      629,793        694,660
Gross Profit                     48,283     3,137 (c)   23,277         36,788 (e)
Net income (loss)                 9,446   (42,424)(c)  (13,905)(d)    (16,076)(e)
Net income (loss) per share:
  Basic:                           0.79     (3.53)(c)    (1.16)(d)      (1.34)(e)
  Diluted                          0.78     (3.53)(c)    (1.16)(d)      (1.34)(e)

(a) In the third quarter of 2001, the Company's operations were affected by a charge related to the separation agreement between the Company and the former Chief Executive Officer and an impairment charge to reduce the carrying value of an investment.

(b) In the fourth quarter of 2001, the Company's operations were affected by an $0.6 million after tax extraordinary loss on the early extinguishment of debt and a $3.0 million charge related to a value-added tax prepaid asset in the Company's Mexico operations for which the recoverability is uncertain.

(c) In the second quarter of 2000, the Company's operations were affected by significant declines in gross profit due to competitive margin pressures and by increases in bad debt expense related to the redistributor business and Brazil related receivables.

(d) In the third quarter of 2000, the Company's operations were affected by charges related to its decision to exit its Venezuela operations and the gain on the divestiture of its 51% interest in the Brazil joint venture.

(e) In the fourth quarter of 2000, the Company's operations were affected by $16.2 million in accounts receivable reserves for accounts whose businesses have been adversely affected by competitive market conditions in Asia and the United States, and a $6.4 million non-cash goodwill impairment charge for its Peru operations.

                     CELLSTAR CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years ended November 30, 2001, 2000 and 1999
                                (in thousands)

                                      Balance at    Charged to    Charged to   Deductions,
                                     beginning of   costs and     activation     net of      Balance at
                                       period        expenses      income(a)   recoveries      period
                                       ------        --------      ---------   ----------      ------
Allowance for doubtful accounts:
   November 30, 2001                   $75,810         6,737        (53)        (25,135)       57,359
   November 30, 2000                    33,152        51,533         103         (8,978)       75,810
   November 30, 1999                    33,361        10,392       1,251        (11,852)       33,152
Reserve for inventory obsolescence
   November 30, 2001                   $19,312        10,210          --        (13,334)       16,188
   November 30, 2000                    14,868        32,255          --        (27,811)       19,312
   November 30, 1999                    12,082        23,012          --        (20,226)       14,868

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