Form 10-Q
period 2002-02-28
CELLSTAR CORP
filed 2002-04-12
CIK 913590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002
                                       or

             [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X No ____

     On April 5, 2002, there were 12,028,425 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q

                                                                       Page
PART I - FINANCIAL INFORMATION                                         Number
------   ---------------------                                         ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         February 28, 2002 and November 30, 2001                            3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three months ended February 28, 2002 and 2001                      4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE INCOME (unaudited)
         Three months ended February 28, 2002                               5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Three months ended February 28, 2002 and 2001                      6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)             7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               12

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 20

PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                 21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      CellStar Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                                                                  February 28,          November 30,
                                                                                      2002                  2001
                                                                                  ------------          ------------
                                     Assets
                                     ------
Current assets:

     Cash and cash equivalents                                                      $ 86,753               47,474
     Restricted cash                                                                  35,576               41,820
     Accounts receivable (less allowance for doubtful accounts of
          $57,104 and $57,359, respectively)                                         198,284              216,002
     Inventories                                                                     146,535              218,927
     Deferred income tax assets                                                       32,547               35,915
     Prepaid expenses                                                                 20,105               18,614
                                                                                  ------------          ------------
          Total current assets                                                       519,800              578,752

Property and equipment, net                                                           18,648               19,340
Goodwill (less accumulated amortization of $7,798 and $7,423, respectively)           21,749               22,060
Deferred income tax assets                                                            18,102               18,102
Other assets                                                                           6,225                7,816
                                                                                  ------------          ------------
          Total assets                                                              $584,524              646,070
                                                                                  ============          ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

     Notes payable                                                                  $102,881               52,644
     5% Senior subordinated convertible notes                                         39,148                  -
     5% Convertible subordinated notes                                                21,384              150,000
     Accounts payable                                                                169,183              228,958
     Accrued expenses                                                                 31,238               21,804
     Income taxes payable                                                              7,915                4,767
     Deferred income tax liabilities                                                     633                3,687
                                                                                  ------------          ------------
          Total current liabilities                                                  372,382              461,860

12% Senior subordinated notes                                                         12,374                  -
Other long-term liabilities                                                            5,791                  -
                                                                                  ------------          ------------
          Total liabilities                                                          390,547              461,860
                                                                                  ------------          ------------
Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          none issued                                                                    -                    -
     Common stock, $.01 par value, 200,000,000 shares authorized;
          12,028,425 shares issued and outstanding                                       120                  120
     Additional paid-in capital                                                       82,443               82,443
     Accumulated other comprehensive loss - foreign currency
          translation adjustments                                                    (15,075)             (13,447)
     Retained earnings                                                               126,489              115,094
                                                                                  ------------          ------------
          Total stockholders' equity                                                 193,977              184,210
                                                                                  ------------          ------------
          Total liabilities and stockholders' equity                                $584,524              646,070
                                                                                  ============          ============


     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  Three months ended February 28, 2002 and 2001
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                 2002                 2001
                                                            --------------       --------------

Revenues                                                      $ 629,243              645,158
Cost of sales                                                   594,589              608,365
                                                            --------------       --------------
     Gross profit                                                34,654               36,793

Selling, general and
    administrative expenses                                      31,229               28,934
                                                            --------------       --------------
     Operating income                                             3,425                7,859
                                                            --------------       --------------
Other income (expense):
     Equity in loss of
          affiliated companies                                      -                   (700)
     Gain on sale of assets                                         -                    933
     Interest expense                                            (3,022)              (5,089)
     Other, net                                                     242                2,740
                                                            --------------       --------------
          Total other income (expense)                           (2,780)              (2,116)
                                                            --------------       --------------
     Income before income taxes
          and extraordinary gain                                    645                5,743

Provision for income taxes                                          187                1,551
                                                            --------------       --------------
     Income before extraordinary gain                               458                4,192

Extraordinary gain on early extinguishment of
    debt, net of tax                                             10,937                  -
                                                            --------------       --------------
          Net income                                         $   11,395                4,192
                                                            ==============       ==============
Net income per share:
     Basic:
     Income before extraordinary gain                        $     0.04                 0.35
     Extraordinary gain on early extinguishment
          of debt, net of tax                                      0.91                  -
                                                            --------------       --------------
     Net income                                              $     0.95                 0.35
                                                            ==============       ==============
     Diluted:
     Income before extraordinary gain                        $     0.04                 0.35
     Extraordinary gain on early extinguishment
          of debt, net of tax                                      0.86                  -
                                                            --------------       --------------
     Net income                                              $     0.90                 0.35
                                                            ==============       ==============


     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                      Three months ended February 28, 2002
                                   (Unaudited)
                                 (In thousands)


                                                                                    Accumulated
                                                       Common Stock    Additional      other
                                                    -----------------   paid-in    comprehensive  Retained
                                                     Shares    Amount   capital        loss       earnings   Total
                                                    --------   ------  ----------  -------------  --------  -------

Balance at November 30, 2001                          12,028   $ 120     82,443       (13,447)     115,094  184,210
  Comprehensive income:
     Net income                                          -       -          -             -         11,395   11,395
     Foreign currency translation adjustment             -       -          -          (1,628)         -     (1,628)
                                                                                                            -------
                Total comprehensive income                                                                    9,767
                                                    --------   ------  ----------  -------------  --------  -------
Balance at February 28, 2002                          12,028   $ 120     82,443       (15,075)     126,489  193,977
                                                    ========   ======  ==========  =============  ========  =======




     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Three months ended February 28, 2002 and 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                        2002       2001
                                                                                     ---------  ---------

Cash flows from operating activities:

     Net income                                                                      $  11,395      4,192
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and impairment of assets                            2,100      2,871
          Equity in loss of affiliated companies                                           -          700
          Gain on sale of assets                                                           -         (933)
          Extraordinary gain on early extinguishment of debt,
            net of tax                                                                 (10,937)       -
          Deferred income taxes                                                            314     (2,247)
          Changes in operating assets and liabilities
            net of effects from disposition of business and from
            extraordinary gain:
               Accounts receivable                                                      16,113     93,152
               Inventories                                                              72,392     62,014
               Prepaid expenses                                                         (1,491)     4,024
               Other assets                                                                 39        445
               Accounts payable                                                        (59,775)  (157,826)
               Accrued expenses                                                          3,721      2,472
               Income taxes payable                                                     (3,004)      (994)
                                                                                     ---------  ---------
                    Net cash provided by operating activities                           30,867      7,870
                                                                                     ---------  ---------

Cash flows from investing activities:
      Proceeds from sale of assets                                                         -        2,237
      Change in restricted cash                                                          6,244        865
      Purchases of property and equipment                                                 (727)    (1,676)
      Acquisition of business, net of cash acquired                                        (89)       -
      Investment in joint venture                                                          -         (735)
                                                                                     ---------  ---------
                    Net cash provided by investing activities                            5,428        691
                                                                                     ---------  ---------

Cash flows from financing activities:
     Borrowings on notes payable                                                       221,403      7,728
     Repayments on notes payable                                                      (171,166)   (38,288)
     Payments on 5% convertible subordinated notes                                     (47,205)       -
     Additions to deferred loan costs                                                      (48)    (1,306)
                                                                                     ---------  ---------
                    Net cash provided by (used in) financing activities                  2,984    (31,866)
                                                                                     ---------  ---------

                    Net increase (decrease) in cash and cash equivalents                39,279    (23,305)
Cash and cash equivalents at beginning of period                                        47,474     77,023
                                                                                     ---------  ---------
Cash and cash equivalents at end of period                                           $  86,753     53,718
                                                                                     =========  =========



     See accompanying notes to unaudited consolidated financial statements

                      CellStar Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis for Presentation

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

     These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

     Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

     On February 12, 2002, the stockholders approved a one-for-five reverse stock split. The reverse stock split was effective February 22, 2002. Where appropriate, share numbers in this Form 10-Q have been adjusted to reflect the one-for-five reverse stock split.

(2)  Net Income Per Share

     Basic net income per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options and convertible notes.

     A reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended February 28, 2002 and 2001, follows (in thousands, except per share data):

                                                                     2002          2001
                                                                 ------------- -------------

Basic:
Income before extraordinary gain                                  $     458         4,192
Extraordinary gain on early extinguishment of debt, net of tax       10,937           -
                                                                 ------------- -------------
     Net income                                                   $  11,395         4,192
                                                                 ============= =============

Weighted average number of shares outstanding                        12,028        12,028
                                                                 ============= =============

Income per share before extraordinary gain                        $    0.04     $    0.35
Extraordinary gain per share on early extinguishment of debt,
     net of tax                                                        0.91           -
                                                                 ------------- -------------
     Net income per share                                         $    0.95     $    0.35
                                                                 ============= =============

Diluted:
Income before extraordinary gain                                  $     458     $   4,192
Extraordinary gain on early extinguishment of debt, net of tax       10,937           -
                                                                 ------------- -------------
     Net income                                                      11,395         4,192
Interest on 5% convertible subordinated notes, net of
     tax effect                                                         -             -
                                                                 ------------- -------------
     Adjusted net income                                          $  11,395         4,192
                                                                 ============= =============

Weighted average number of shares outstanding                        12,028        12,028
Effect of dilutive securities:
     Stock options                                                      -               1
     5% Senior convertible notes                                        697           -
     5% Convertible subordinated notes                                  -             -
                                                                 ------------- -------------
Weighted average number of share outstanding including
     effect of dilutive securities                                    12,725        12,029
                                                                 ============= =============

Income per share before extraordinary gain                        $     0.04          0.35
Extraordinary gain per share on early extinguishment of debt
     net of tax                                                         0.86           -
                                                                 ------------- -------------
     Net income per share                                         $     0.90          0.35
                                                                 ============= =============

     Options outstanding at February 28, 2002 and 2001, to purchase 1.5 million and 1.0 million shares of common stock for the three months ended February 28, 2002 and 2001 were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive.

     The $39.1 million of 5% senior convertible notes issued in the exchange offer (footnote 5) are convertible into 7.8 million shares of the Company's common stock on or before November 30, 2002 and are considered as dilutive securities beginning February 20, 2002. The 5% convertible subordinated notes were not dilutive for the three months ended February 28, 2002 and 2001, respectively.

(3)  Segment and Related Information

     The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions:
     Asia-Pacific, North America, Latin America, including Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operations of Miami are included in Latin America since Miami's product sales are primarily for export to

     South American and Caribbean countries, either by the Company or through its exporter customers. The Corporate segment includes headquarter operations, income and expenses not allocated to reportable segments and interest expense on the Company's domestic revolving line of credit and 5% convertible subordinated notes. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

     Segment asset information as of February 28, 2002, and November 30, 2001, follows (in thousands):

                                 Asia-        North         Latin
                                Pacific      America       America       Europe     Corporate       Total
                               ---------    ---------     ---------     --------    ---------     ---------
Total assets

February 28, 2002              $264,102      117,267       117,691       43,061       42,403        584,524
November 30, 2001               263,268      143,598       130,481       48,885       59,838        646,070

     Segment operations information for the three months ended February 28, 2002 and 2001, follows (in thousands):

                                              Asia-        North         Latin
                                             Pacific      America       America       Europe     Corporate       Total
                                            ---------    ---------     ---------     --------    ---------     ---------
Three months ended
  February 28, 2002
     Revenues from external customers       $351,073       144,876      86,214      47,080            -         629,243
     Income (loss) before
       interest and income taxes              10,503           415      (2,009)       (468)        (5,154)        3,287

Three months ended
  February 28, 2001:
     Revenues from external customers        298,522       146,522      139,068     61,046            -         645,158
     Income (loss) before
       interest and income taxes               4,472         4,278        3,189       121          (2,738)        9,322

                                                                                                 2002          2001
                                                                                             -------------- ------------
Income before interest and income taxes per segment information                               $  3,287          9,322
Interest expense per the consolidated statements of operations                                  (3,022)        (5,089)
Interest income included in other, net in the consolidated  statements of operations               380          1,510
                                                                                             -------------- ------------
Income before income taxes per the consolidated statements of operations                      $    645          5,743
                                                                                             ============== ============

(4)  Notes Payable

     Notes payable consisted of the following at February 28, 2002 and November 30, 2001 (in thousands):

                                                              2002       2001
                                                           ---------- ----------
     Revolving credit facility                             $   40,239        -
     Peoples' Republic of China ("PRC") credit facilities      50,680     39,078
     Peoples' Republic of China ("PRC") notes payable           5,799      5,799
     Taiwan notes payable                                       6,163      7,767
                                                           ---------- ----------
                                                           $  102,881     52,644
                                                           ========== ==========

     As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement ("the Facility") with a bank and terminated its previous multicurrency revolving credit facility. On October 12, 2001 the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.

     Fundings under the Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's 5% convertible subordinated notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets.

     At February 28, 2002, the Company's operations in China had two lines of credit, one for USD $12.5 million and the second for RMB (Chinese People's Currency) 316 million (approximately USD $38.2 million), bearing interest at 7.16%, and from 5.28% to 5.56% respectively. The loans have maturity dates through September 2002. The lines of credit are partially collateralized by U.S. dollar cash deposits and accounts receivable from the Company's operations in China. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At February 28, 2002, the U.S. dollar equivalent of $50.7 million had been borrowed against the lines of credit in China. As a result of this method of funding operations in China, the consolidated balance sheet at February 28, 2002 reflects USD $35.6 million in cash that is restricted as collateral on these advances and a corresponding USD $50.7 million in notes payable. At February 28, 2002, China also had a $5.8 million promissory note to a bank which matures December 2002 and bears interest at 5.85%. In addition, the Company has notes payable in Taiwan totaling $6.2 million, which matured December 2001 and have been extended with payments through August 2002 by oral agreement of the parties, and bears interest at 4.03%.

     Based upon current and anticipated levels of operations, the Company anticipates that its cash flows from operations, together with amounts available under its Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

(5)  Exchange Offer

     On January 14, 2002, the Company filed an S-4 registration statement (the "Exchange Offer"), with the Securities and Exchange Commission ("SEC"), offering to exchange, for each $1,000 principal amount of its existing 5% Convertible Subordinated Notes (the "Subordinated Notes") due October 2002, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the "Senior Notes") or, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the "Senior Convertible Notes") or, c) $400.94 principal amount of Senior Convertible Notes.

     On February 20, 2002, the Company completed its exchange offer for its $150 million of Subordinated Notes due October 2002. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes due January 2007, and $39.1 million of Senior Convertible notes due November 2002. Holders owning $21.4 million of the Subordinated Notes did not exchange them, and they are now subordinate to the Company's Facility, the Senior Notes and the Senior Convertible Notes.

     The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes have been accrued upon completion of the exchange and are included in accrued expenses ($3.0 million) and other long-term liabilities ($5.8 million) in the accompanying February 28, 2002 balance sheet. The Company will not recognize these payments as interest expense in future periods.

     The following summarizes the gain on early extinguishment of debt (in millions):

          Face amount of Subordinated Notes exchanged                               $ 128.6
          Deferred loan costs related to Subordinated Notes exchanged                  (0.5)
                                                                                  ----------
               Book value of Subordinated Notes                                       128.1

          Consideration and expenses

               Cash                                                                    47.2
               Senior Convertible Notes issued                                         39.1
               Senior Notes issued                                                     12.4
               Future interest payments on notes issued                                 8.8
               Expenses incurred                                                        3.5
                                                                                  ----------

               Gain on exchange                                                        17.1

          Taxes                                                                         6.2
                                                                                  ----------

               Gain, net of tax                                                     $  10.9
                                                                                  ==========

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

     The $39.1 million in Senior Convertible Notes issued in the Exchange Offer are convertible into 7.8 million shares of the Company's common stock.

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

(6)  Contingencies

     Refer to Part II, Item 1, "Legal Proceedings".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income, including an extraordinary gain on early extinguishment of debt, of $11.4 million, or $0.90 per diluted share, for the first quarter of 2002, compared with net income of $4.2 million, or $0.35 per diluted share, for the same quarter last year. Net income before the extraordinary gain was $0.5 million, or $0.04 per diluted share for the quarter ended February 28, 2002. Revenues for the quarter ended February 28, 2002 were $629.2 million, a decrease of $16.0 million compared to $645.2 million in 2001. Gross profit decreased from $36.8 million in 2001 to $34.7 million in 2002. Selling, general and administrative expenses for the first quarter of 2002 were $31.2 million compared to $28.9 million in 2001.

On February 20, 2002, the Company completed its exchange offer for its $150 million 5% Convertible Subordinated Notes (the "Subordinates Notes") due October 2002. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of 12% Senior Subordinated Notes (the "Senior Notes") due January 2007, and $39.1 million of 5% Senior Subordinated Convertible Notes (the "Senior Convertible Notes") due November 2002. Holders owning $21.4 million of the Subordinated Notes did not exchange them, and they are now subordinate to the Company's domestic credit facility, the Senior Notes and the Senior Convertible Notes.

The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15.

Cautionary Statements

The Company's success will depend upon, among other things, economic and wireless market conditions, and its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in cost of and access to capital; changes in import/export regulations, including enforcement policies; "gray market" resales; and tariff and freight rates. Such risks, and political and other factors beyond the control of the Company, including trade disputes among nations, internal political or economic instability in any nation where the Company conducts business, and terrorist acts, could have a material adverse effect on the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in the Quarterly Report, the words "estimates", "may", "intends", "expects", "anticipates", "could", "should", "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including those listed under "Cautionary Statements" above, could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2002 and 2001:

                                                                   2002    2001
                                                                  -----   -----

Revenues                                                          100.0%  100.0
Cost of sales                                                      94.5    94.3
                                                                  -----   -----

      Gross profit                                                  5.5     5.7
Selling, general and administrative expenses                        5.0     4.5
                                                                  -----   -----

      Operating income                                              0.5     1.2
Other income (expense):
   Equity in loss of affiliated companies                             -    (0.1)
   Gain on sale of assets                                             -     0.1
   Interest expense                                                (0.5)   (0.8)
   Other, net                                                       0.1     0.5
                                                                  -----   -----

      Total other income (expense)                                 (0.4)   (0.3)
      Income before income taxes and extraordinary gain             0.1     0.9
 Provision for income taxes                                         0.0     0.2
                                                                  -----   -----

       Income before extraordinary gain                             0.1     0.7
 Extraordinary gain on early extinguishment of debt, net of tax     1.7       -
                                                                  -----   -----
 Net income                                                         1.8%    0.7
                                                                  =====   =====

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

Revenues. The Company's revenues decreased $16.0 million, or 2.5%, from $645.2 million to $629.2 million.

Revenues in the Asia-Pacific Region increased $52.6 million, or 17.6%, from $298.5 million to $351.1 million. The Company's operations in the People's Republic of China, including Hong Kong ("PRC"), provided $308.9 million in revenues, an increase of $54.6 million, or 21.5%, from $254.3 million. Growth in the PRC, where market penetration of handsets is approximately 10% of the total population, was driven by increased market penetration. Revenues from the Company's operations in Singapore increased $14.0 million to $31.1 million, or 82.3%, due to carrier promotions introduced last year and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan decreased $11.9 million, or 83.4% to $2.4 million. The Company's supplier base in Taiwan is limited, and there are no compelling new products from its major supplier. The Company's operations in Taiwan were also affected by economic and political turmoil in the country and the high market penetration rate. Revenues in the Philippines declined from $12.9 million to $8.5 million, primarily due to a large customer purchasing directly from the manufacturer.

North American Region revenues were $144.9 million, a decrease of $1.6 million compared to $146.5 million in 2001. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees. Revenues for the quarter ended February 28, 2001 on a comparable basis were $115.7 million. The conversion to consignment did not significantly impact net income, but reduced inventory risk and the need for working capital. By converting to consignment basis, the Company is not required to purchase and hold inventory for this customer and therefore eliminates the Company's exposure to declines in market prices. The increase of $29.2 million, after adjusting for the conversion to consignment, was primarily attributable to market expansion by a regional carrier customer.

The Company's operations in the Latin America Region provided $86.2 million of revenues, compared to $139.1 million in 2001, a 38.0% decrease. Revenues in Mexico, the region's largest revenue contributor, were $45.4 million compared to $76.1 million in 2001 due to reduced business with a large carrier customer. Revenues from the Company's Miami export operations were $13.4 million compared to $10.6 million in the first quarter a year ago, primarily due to increased business with customers in Central America and the Caribbean.

Combined revenues from CellStar's Argentina, Chile, Colombia and Peru operations were $27.4 million in 2002 and $51.1 million in 2001. The decline is a result of significant promotional activity during the first quarter of 2001 by a major carrier in Colombia.

The Company's European Region operations recorded revenues of $47.1 million, a decrease of $13.9 million from $61.0 million in 2001. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which are depressed due to delays in the rollout and acceptance of new handset technologies and services.

Gross Profit. Gross profit decreased $2.1 million from $36.8 million to $34.7 million. Gross profit as a percentage of revenues was 5.5% for the quarter ended February 28, 2002, compared to 5.7% for the prior year quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.3 million from $28.9 million to $31.2 million. This increase is primarily attributable to an increase in payroll and benefits, including $1.1 million in senior management transition costs, advertising and marketing, and insurance premiums. These increases were partially offset by a decrease in bad debt expense from $3.7 million to $1.7 million. Selling, general and administrative expenses as a percentage of revenues were 5.0% and 4.5%, for the first quarter of 2002 and 2001, respectively.

Gain on Sale of Assets. During the first quarter ended 2001, the Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000.

Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.7 million in 2001 due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company is in the process of divesting its ownership in CellStar Amtel. Until the divestiture is finalized, the Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently does not anticipate that any further losses will be recognized.

Interest Expense. Interest expense decreased to $3.0 million from $5.1 million. The decrease was primarily a result of lower borrowing levels and a lower interest rate on the Company's domestic credit facility.

Other, Net. Other, net decreased $2.5 million, from income of $2.7 million to income of $0.2 million, primarily due to a gain of $1.1 million in the first quarter of 2001 on foreign currencies related to European operations compared to a loss of $0.1 million in 2002 and to a reduction in interest income from $1.5 million in 2001 compared to $0.4 million in 2002.

Income Taxes. Income tax expense decreased from an expense of $1.6 million in 2001 to an expense of $0.2 million in 2002 primarily due to lower pre-tax income. The Company's annual effective tax rate was 29% for the first quarter of 2002 compared to 27% for the first quarter of 2001.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001, includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

(a) Significant Estimates

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country, and industry conditions. In some years, the Company has experienced significant amounts of bad debt, including $51.5 million in fiscal year 2000. In 2000, the decline in the redistributor market, the decision to exit the Brazil market, and the competitive market conditions significantly impacted bad debt expense. Actual amounts could differ significantly from management's estimates.

In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company expects to receive from the vendor. In some years, the Company has experienced significant amounts of inventory obsolescence, including $32.3 million in fiscal year 2000. After a supply shortage in 1999, there was an oversupply of product resulting in intense price competition in 2000 which significantly impacted obsolescence. Actual amounts could differ significantly from management's estimates.

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

The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At February 28, 2002, the Company had not provided U.S. Federal income taxes on earnings of international subsidiaries of approximately $188.9 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

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

Management's estimates of future cash flows are based in part upon prior performance, industry conditions, economic conditions, and vendor and customer relationships. Changes in these factors or other factors could result in significantly different cash flow estimates and an impairment charge. In 1999, due to changing market conditions in Poland, the Company considered the remaining $4.5 million in goodwill related to its Poland operations to be impaired. In 2000, due to the current and expected future economic conditions in Venezuela, the Company considered the goodwill related to the Venezuela operations impaired and recorded a $3.9 million impairment charge. In 2000, a major customers proposed change to an existing contract that adversely changed the long-term prospects of the Peru operations resulted in the Company recording a goodwill impairment charge of $6.4 million.

At February 28, 2002, the Company had goodwill, net of accumulated amortization, of $21.7 million related to its Asia-Pacific operations ($13.0 million) and its Europe operations ($8.7 million).

The Financial Accounting Standards Board has issued Statements No. 141 and No. 142 which will impact the Company's accounting policy for goodwill. A more complete discussion of Statements No. 141 and No. 142 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Accounting Pronouncements Not Yet Adopted in this Form 10-Q.

(b) Revenue Recognition

For the Company's wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed.

(c) Vendor Credits

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

International Operations

The Company's foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in cost of and access to capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks, and political and other factors beyond the control of the Company, including trade disputes among nations, internal political or economic instability in any nation where the Company conducts business, and terrorist acts, could have a material adverse effect on the Company.

Revenues from the Company's operations in the PRC, including Hong Kong, were $308.9 million and $254.3 million for the quarter ended February 28, 2002 and 2001 respectively. As the availability in China of in-country manufactured product increases, sales to the Company's Hong Kong based customers that ship products to the remainder of China may decrease. Additionally, the Company's primary supplier in Hong Kong has recently significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of in-country manufactured product. Revenues from the Hong Kong operation were $26.7 million and $39.6 million for the quarter ended February 28, 2002 and 2001, respectively.

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. Based upon the Company's current level of operations in Argentina, there was not a significant impact as a result of the Argentine peso devaluation in the first quarter of 2002. The Company expects to continue to monitor and evaluate the economic and wireless market outlook in Argentina.

In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer's proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations. Since the second quarter of 2001, the Company has incurred losses in its operations in Peru.

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

In 2000 and 2001, the Company incurred losses of $1.8 million and $0.7 million, respectively related to its minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company is in the process of divesting its 49% ownership in CellStar Amtel. The carrying value of the investment at February 28, 2002 was zero. Until the divestiture is finalized, the Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel guaranteed by the Company. The Company currently does not anticipate any further losses to be recognized.

During the fourth quarter of 2001, the Company recorded a $3.0 million charge for a value added tax prepaid asset in the Company's Mexico operations for which the recoverability is uncertain.

Liquidity and Capital Resources

The following table summarizes the Company's contractual obligations at February 28, 2002 (amounts in thousands):

                                                     Payments Due By Period
                                         ----------------------------------------------
                                         Less than    One to       Four to    More than
                                 Total    One Year  Three Years  Five Years  Five Years
                               --------  ---------  -----------  ----------  ----------
Notes payable                  $102,881   102,881        -              -           -

Senior Convertible Notes                                 -              -           -
   (mandatorily convertible)     39,148    39,148        -              -           -
Subordinated Notes               21,384    21,384        -              -           -
Senior Notes                     12,374       -          -           12,374         -
Operating leases                  8,339     3,647      3,278          1,244         170
                               --------  ---------  -----------  ----------  ----------
     Total                     $184,126   167,060      3,278         13,618         170
                               ========  =========  ===========  ==========  ==========

During the period ended February 28, 2002, the Company relied primarily on cash available at November 30, 2001, funds generated from operations and borrowings under its revolving credit facilities to fund working capital, capital expenditures and expansions.

At February 28, 2002, the Company's operations in China had two lines of credit, one for USD $12.5 million and the second for RMB (Chinese People's currency) 316 million (approximately USD $38.2 million), bearing interest at 7.16%, and from 5.28% to 5.56% respectively. The loans have maturity dates through September 2002. The lines of credit are partially collateralized by U.S. dollar cash deposits and accounts receivable from the Company's operations in China. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At February 28, 2002, the U.S. dollar equivalent of $50.7 million had been borrowed against the lines of credit in China. As a result of this method of funding operations in China, the consolidated balance sheet at February 28, 2002 reflects USD $35.6 million in cash that is restricted as collateral on these advances and a corresponding USD $50.7 million in notes payable. At February 28, 2002, China also had a $5.8 million promissory note to a bank which matures December 2002 and bears interest at 5.85%. In addition, the Company has notes payable in Taiwan totaling $6.2 million, which matured December 2001, and have been extended with payments through August 2002 by oral agreement of the parties and bear interest at 4.03%.

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement ("the Facility") with a bank and terminated the previously existing facility. On October 12, 2001 the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.

Fundings under the Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's 5% convertible subordinate notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. At April 5, 2002, the Company had $38.1 million in borrowings and $24.3 million in availability under the Facility.

At November 30, 2001, long-term debt consisted of $150.0 million of the Company's Subordinated Notes which are convertible into a 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement with the Securities and Exchange Commission offering to exchange, for each $1,000 principal of the Subordinated Notes $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of Senior Notes due January 2007 or, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of Senior Convertible Notes due November 2002 or, c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its exchange offer for its Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes and $39.1 million of Senior Convertible Notes. Holders owning $21.4 million of the Subordinated Notes did not exchange them, and they are now subordinate to the Company's Facility, the Senior Notes and the Senior Convertible Notes.

The Senior Convertible Notes are mandatorily convertible into the Company's common stock on November 30, 2002, and bear interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company's option, on August 15, 2002, and November 30, 2002. In the event of bankruptcy the Senior Convertible Note holders are entitled to cash equal to the face value of the Senior Convertible Note plus accrued interest. The Senior Convertible Notes are convertible into the Company's common stock at a split adjusted conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) and may be converted at any time prior to maturity at the option of the holders. The $39.1 million of Senior Convertible Notes are convertible into 7.8 million shares of common stock and are considered as dilutive securities in calculating earnings per share in the first quarter of 2002.

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

Cash, cash equivalents, and restricted cash at February 28, 2002 were $122.3 million, compared to $89.3 million at November 30, 2001. The cash balance at February 28, 2002 was unusually high due to a cash receipt of approximately $15.0 million on February 28, 2002 and the timing of approximately $10.0 million in quarter-end cash disbursements.

Compared to November 30, 2001, accounts receivable decreased from $216.0 million to $198.3 million at February 28, 2002. Inventories declined to $146.5 million at February 28, 2002, from $218.9 million at November 30, 2001. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $169.2 million at February 28, 2002 compared to $229.0 million at November 30, 2001, primarily due to lower inventory levels.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flows from operations, together with amounts available under its Facility and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

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

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill will be determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the impairment provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003. The Company has not yet determined the impact of the adoption of this statement will have on its consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the quarter ended February 28, 2002 and 2001, the Company recorded net foreign currency gains (losses) of $0.2 million and ($0.4) million, respectively in costs of goods sold. For the quarter ended February 28, 2002 and 2001, the Company recorded in other income (expense), net foreign currency gains and (losses) of $(0.1) million and $1.1 million, respectively. The gain in 2001 was primarily due to the revaluations of foreign currencies related to the European operations.

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

The Company does have foreign exchange exposure on the intercompany advances from the Hong Kong entity to the China entity as the funds have been effectively converted into RMB (Chinese People's currency). The Company also has foreign exchange exposure on the RMB lines of credit in China as they are collateralized by U.S. dollars. For the quarter ended February 28, 2002, $282.2 million, or 44.9%, of the Company's revenues were from the Company's operation in China. With the exception of intercompany activity, all revenues and expenses of the China operations are in RMB. The Company does not hold derivative instruments related to the RMB.

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. Based upon the Company's current level of operations in Argentina, there was not a significant impact in the first quarter of 2002 as a result of the Argentine peso devaluation.

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

At February 28, 2002, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. During the quarter ended February 28, 2002, the interest rates of borrowings under the Facility ranged from 5.75% to 6.00%. A one percent change in variable interest rates will not have a material impact on the Company.

The Company manages its borrowings under the Facility each business day to minimize interest expense. The Company has short-terms borrowings in China as discussed in Liquidity and Capital Resources. The notes payable in Taiwan bear interest at 4.03%. The Subordinated Notes have a fixed coupon interest rate of 5.0% and are due in October 2002. The Senior Convertible Notes issued in February 2002 bear interest at 5.0% and mature November 30, 2002. The Senior Notes issued in February 2002 bear interest at 12.0% and mature January 15, 2007.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits.

     4.1  Specimen Common Stock Certificate of CellStar Corporation. (1)

    10.1 Separation Agreement and Release dated as of December 11, 2001, by and among CellStar Corporation, CellStar Ltd. and Austin P. Young. (1)(2)

    10.2 Employment Agreement, effective as of December 12, 2001, by and among CellStar Ltd., CellStar Corporation and Robert Kaiser. (1)(2)

    10.3 First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar Ltd., CellStar Corporation and Robert Kaiser. (1)(2)

-----------------------------------
     (1)  Filed herewith.

     (2) The exhibit is a management contract or compensatory plan or arrangement.


(B)  Reports on Form 8-K

          None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CELLSTAR CORPORATION

                              /s/ Robert A. Kaiser
                              --------------------------------------------------
                              By: Robert A. Kaiser
                                  Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)


                              /s/ Raymond L. Durham
                              -------------------------------------------------
                              By: Raymond L. Durham
                                  Vice President, Corporate Controller
                                  (Principal Accounting Officer)

                              Date:  April 11, 2002

                                  EXHIBIT INDEX
                                  --------------

Exhibit
  No.                                 Description
-------     -------------------------------------------------------------------

   4.1      Specimen Common Stock Certificate of CellStar Corporation. (1)

  10.1 Separation Agreement and Release dated as of December 11, 2001, by and among CellStar Corporation, CellStar Ltd. and Austin P. Young.
            (1)(2)

  10.2 Employment Agreement, effective as of December 12, 2001, by and among CellStar Ltd., CellStar Corporation and Robert Kaiser. (1)(2)

  10.3 First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar Ltd., CellStar Corporation and Robert Kaiser. (1)(2)

-----------------------------------
(1)  Filed herewith.

(2)  The exhibit is a management contract or compensatory plan or arrangement.