Form 10-Q
period 2002-05-31
CELLSTAR CORP
filed 2002-07-12
CIK 913590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002
                                       or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     On July 5, 2002, there were 12,305,331 outstanding shares of Common Stock, $0.01 par value per share.

                              CELLSTAR CORPORATION
                               INDEX TO FORM 10-Q

                                                                       Page
PART I - FINANCIAL INFORMATION                                         Number
------   ---------------------                                         ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (unaudited)
         May 31, 2002 and November 30, 2001                                   3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and six months ended May 31, 2002 and 2001                     4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE INCOME (unaudited)
         Six  months ended May 31, 2002                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Six  months ended May 31, 2002 and 2001                              6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)               7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    25

PART II - OTHER INFORMATION
-------   -----------------

Item 1.  LEGAL PROCEEDINGS                                                    26

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  26

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      CellStar Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                                                                         May 31,        November 30,
                                                                                          2002              2001
                                                                                       ----------       ------------
                                     Assets
                                     ------

Current assets:
           Cash and cash equivalents                                                   $  70,749            47,474
           Restricted cash                                                                33,899            41,820
           Accounts receivable (less allowance for doubtful accounts of
                      $59,245 and $57,359, respectively)                                 181,168           216,002
           Inventories                                                                   162,927           218,927
           Deferred income tax assets                                                     34,640            35,915
           Prepaid expenses                                                               21,620            18,614
                                                                                       ---------         ---------
                      Total current assets                                               505,003           578,752

Property and equipment, net                                                               17,344            19,340
Goodwill (less accumulated amortization of $8,186 and $7,423, respectively)               21,446            22,060
Deferred income tax assets                                                                18,102            18,102
Other assets                                                                               6,336             7,816
                                                                                       ---------         ---------
                      Total assets                                                     $ 568,231           646,070
                                                                                       =========         =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
           Notes payable                                                               $  82,856            52,644
           5% Senior subordinated convertible notes                                       39,117                 -
           5% Convertible subordinated notes                                              19,560           150,000
           Accounts payable                                                              170,719           228,958
           Accrued expenses                                                               33,698            21,804
           Income taxes payable                                                           11,794             4,767
           Deferred income tax liabilities                                                   709             3,687
                                                                                       ---------         ---------
                      Total current liabilities                                          358,453           461,860
12% Senior subordinated notes                                                             12,374                 -
Other long-term liabilities                                                                5,419                 -
                                                                                       ---------         ---------
                      Total liabilities                                                  376,246           461,860
                                                                                       ---------         ---------

Stockholders' equity:
            Preferred stock, $.01 par value, 5,000,000 shares authorized;
                     none issued                                                               -                 -
            Common stock, $.01 par value, 200,000,000 shares authorized;
                     12,180,300 and 12,028,425 shares issued and outstanding,
                     respectively                                                            122               120
             Additional paid-in capital                                                   83,103            82,443
             Accumulated other comprehensive loss - foreign currency
                     translation adjustments                                             (11,816)          (13,447)
             Retained earnings                                                           120,576           115,094
                                                                                       ---------         ---------
                      Total stockholders' equity                                         191,985           184,210
                                                                                       ---------         ---------
                      Total liabilities and stockholders' equity                       $ 568,231         $ 646,070
                                                                                       =========         =========



     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                               Three months ended           Six months ended
                                                                      May 31,                     May 31,
                                                              ---------------------      -------------------------
                                                                2002         2001           2002           2001
                                                              --------     --------      ----------      ---------
Revenues                                                      $573,262      572,879       1,202,505      1,218,037
Cost of sales                                                  538,256      540,612       1,132,845      1,148,977
                                                              --------     --------      ----------      ---------

       Gross profit                                             35,006       32,267          69,660         69,060

Selling, general and
    administrative expenses                                     31,804       23,238          63,033         52,172
Impairment of assets                                             3,655            -           3,655              -
Severance and exit charges                                       2,566            -           2,566              -
Restructuring charge                                                 -          750               -            750
                                                              --------     --------      ----------      ---------
       Operating income (loss)                                  (3,019)       8,279             406         16,138
                                                              --------     --------      ----------      ---------

Other income (expense):
       Equity in loss of
             affiliated companies                                    -            -               -           (700)
       Gain on sale of assets                                        -            -               -            933
       Interest expense                                         (1,782)      (3,875)         (4,804)        (8,964)
       Other, net                                                  463          815             705          3,555
                                                              --------     --------      ----------      ---------
              Total other income (expense)                      (1,319)      (3,060)         (4,099)        (5,176)
                                                              --------     --------      ----------      ---------

       Income (loss) before income taxes
            and extraordinary gain                              (4,338)       5,219          (3,693)        10,962

Provision for income taxes                                       1,617        1,628           1,804          3,179
                                                              --------     --------      ----------      ---------
       Income (loss) before extraordinary gain                  (5,955)       3,591          (5,497)         7,783

Extraordinary gain on early extinguishment of
     debt, net of tax                                               42            -          10,979              -
                                                              --------     --------      ----------      ---------
        Net income (loss)                                     $ (5,913)       3,591           5,482          7,783
                                                              ========     ========      ==========      =========
Net income (loss) per share:
        Basic:
        Income (loss) before extraordinary gain               $  (0.49)        0.30           (0.45)          0.65
        Extraordinary gain on early extinguishment
           of debt, net of tax                                       -            -            0.91              -
                                                              --------     --------      ----------      ---------
        Net income (loss)                                     $  (0.49)        0.30            0.46           0.65
                                                              ========     ========      ==========      =========

        Diluted:
        Income (loss) before extraordinary gain               $  (0.49)        0.30           (0.33)          0.65
        Extraordinary gain on early extinguishment
           of debt, net of tax                                       -            -            0.67              -
                                                              --------     --------      ----------      ---------
        Net income (loss)                                     $  (0.49)        0.30            0.34           0.65
                                                              ========     ========      ==========      =========


     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                          Six months ended May 31, 2002
                                   (Unaudited)
                                 (In thousands)


                                                                                            Accumulated
                                                          Common Stock        Additional      other
                                                       -------------------      paid-in    comprehensive   Retained
                                                        Shares      Amount      capital         loss       earnings     Total
                                                       --------     ------     ---------  --------------   --------    -------
Balance at November 30, 2001                            12,028       $120        82,443        (13,447)     115,094    184,210
Comprehensive income:
        Net income                                           -          -             -              -        5,482      5,482
        Foreign currency translation adjustment              -          -             -          1,631            -      1,631
                                                                                                                       -------
                Total comprehensive income                                                                               7,113
Common stock issued with purchases of
        5% convertible subordinated notes                  146          2           629              -            -        631
Conversion of 5% senior subordinated
        convertible notes                                    6          -            31              -            -         31
                                                       -------     ------      --------      ---------      -------    -------
Balance at May 31, 2002                                 12,180       $122        83,103        (11,816)     120,576    191,985
                                                       =======     ======      ========      =========      =======    =======




     See accompanying notes to unaudited consolidated financial statements.

                      CellStar Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended May 31, 2002 and 2001
                                   (Unaudited)
                                 (In thousands)

                                                                     2002        2001
                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                      $  5,482       7,783
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization and impairment of assets             7,695       5,629
      Equity in loss of affiliated companies                              -         700
      Gain on sale of assets                                              -        (933)
      Extraordinary gain on early extinguishment of debt,
       net of tax                                                   (10,979)          -
      Deferred income taxes                                          (1,703)     (7,889)
      Changes in operating assets and liabilities
       net of effects from disposition of business and from
       extraordinary gain:
         Accounts receivable                                         34,266     121,746
         Inventories                                                 56,000      98,504
         Prepaid expenses                                            (3,006)      7,499
         Other assets                                                   167         211
         Accounts payable                                           (58,239)   (192,341)
         Accrued expenses                                             5,809      (2,270)
         Income taxes payable                                           853       2,239
                                                                   --------    --------
            Net cash provided by operating activities                36,345      40,878
                                                                   --------    --------
Cash flows from investing activities:
   Proceeds from sale of assets                                           -       2,237
   Change in restricted cash                                          7,921       1,310
   Purchases of property and equipment                               (2,337)     (2,060)
   Acquisition of business, net of cash acquired                        (89)       (195)
   Investment in joint venture                                            -        (735)
                                                                   --------    --------
            Net cash provided by investing activities                 5,495         557
                                                                   --------    --------
Cash flows from financing activities:
      Borrowings on notes payable                                   271,271     154,217
      Repayments on notes payable                                  (241,059)   (226,479)
      Payments on 5% convertible subordinated notes                 (48,329)          -
      Additions to deferred loan costs                                 (448)     (2,032)
                                                                   --------    --------
            Net cash used in financing activities                   (18,565)    (74,294)
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                 23,275     (32,859)
Cash and cash equivalents at beginning of period                     47,474      77,023
                                                                   --------    --------
Cash and cash equivalents at end of period                         $ 70,749      44,164
                                                                   ========    ========

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

     On February 12, 2002, the stockholders approved a one-for-five reverse stock split. The reverse stock split was effective February 22, 2002. Where appropriate, share numbers in this Form 10-Q have been adjusted to reflect the reverse stock split.

(2)  Net Income (Loss) Per Share

     Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options and convertible notes.

     A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended May 31, 2002 and 2001 follows (in thousands, except per share data):

                                                                      Three months ended         Six months ended
                                                                            May 31,                   May 31,
                                                                     --------------------      -------------------
                                                                       2002        2001          2002       2001
                                                                     --------    --------      --------   --------
Basic:
Income (loss) before extraordinary gain                              $ (5,955)      3,591        (5,497)     7,783
Extraordinary gain on early extinguishment of debt, net of tax             42           -        10,979          -
                                                                     --------    --------      --------   --------
     Net income (loss)                                               $ (5,913)      3,591         5,482      7,783
                                                                     ========    ========      ========   ========
Weighted average number of shares outstanding                          12,048      12,028        12,038     12,028
                                                                     ========    ========      ========   ========
Income (loss) per share before extraordinary gain                     $ (0.49)       0.30         (0.45)      0.65
Extraordinary gain per share on early extinguishment of debt,
  net of tax                                                                -           -          0.91          -
                                                                     --------    --------      --------   --------
     Net income (loss) per share                                      $ (0.49)       0.30          0.46       0.65
                                                                     ========    ========      ========   ========

Diluted:
Income (loss) before extraordinary gain                              $ (5,955)      3,591        (5,497)     7,783
Extraordinary gain on early extinguishment of debt, net of tax             42           -        10,979          -
                                                                     --------    --------      --------   --------
     Net income (loss)                                                 (5,913)      3,591         5,482      7,783
Interest on 5% convertible subordinated notes, net of tax
  effect                                                                    -           -             -          -
                                                                     --------    --------      --------   --------
     Adjusted net income (loss)                                      $ (5,913)      3,591         5,482      7,783
                                                                     ========    ========      ========   ========
Weighted average number of shares outstanding                          12,048      12,028        12,038     12,028
Effect of dilutive securities:
     Stock options                                                          -           1             -          1
     5% Senior subordinated convertible notes                               -           -         4,301          -
     5% Convertible subordinated notes                                      -           -             -          -
                                                                     --------    --------      --------   --------
Weighted average number of shares outstanding including
  effect of dilutive securities                                        12,048      12,029        16,339     12,029
                                                                     ========    ========      ========   ========
Income (loss) per share before extraordinary gain                     $ (0.49)       0.30         (0.33)      0.65
Extraordinary gain per share on early extinguishment of debt
  net of tax                                                                -           -          0.67          -
                                                                     --------    --------      --------   --------
     Net income (loss) per share                                      $ (0.49)       0.30          0.34       0.65
                                                                     ========    ========      ========   ========


     Options outstanding at May 31, 2002 and 2001, to purchase 1.5 million and
     1.2 million shares of common stock for the three months ended May 31, 2002 and 2001 and 1.5 million and 1.1 million shares of common stock for the six months ended May 31, 2002 and 2001 were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive.

     The $39.1 million of 5% senior subordinated convertible notes issued in the Exchange Offer (note 5) are convertible into 7.8 million shares of the Company's common stock on or before November 30, 2002 and are considered as dilutive securities beginning February 20, 2002. For the three months ended May 31, 2002, the 5% senior subordinated convertible notes were anti-dilutive due to the net loss in the quarter. The 5% convertible subordinated notes were anti-dilutive for the three and six months ended May 31, 2002 and 2001, respectively.

(3)  Segment and Related Information

     The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company's management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, North America, Latin America, including Mexico and the Company's Miami, Florida operations ("Miami"), and Europe. Revenues and operations of Miami are included in Latin America since Miami's product sales are primarily for export to South American and Caribbean countries, either by the Company or through its exporter customers. The Corporate segment includes headquarter operations and income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

     Segment asset information as of May 31, 2002, and November 30, 2001, follows (in thousands):

                      Asia-      North      Latin
                     Pacific    America    America   Europe  Corporate    Total
                     -------    -------    -------   ------  ---------   -------
Total assets

May 31, 2002         $274,656    99,330    114,012   39,487    40,746    568,231
November 30, 2001     263,268   143,598    130,481   48,885    59,838    646,070

     Segment operations information for the three and six months ended May 31, 2002 and 2001, follows (in thousands):

                                              Asia-        North         Latin
                                             Pacific      America       America       Europe      Corporate          Total
                                             -------      -------       -------       ------      ---------         -------
Three months ended
 May 31, 2002
   Revenues from external customers         $ 292,485     138,221       91,227        51,329             -          573,262
   Income (loss) before
    interest and income taxes                  11,612       2,761       (5,244)       (7,211)       (4,918)          (3,000)
Three months ended
 May 31, 2001
   Revenues from external customers           308,983     104,983       99,130        59,783             -          572,879
   Income (loss) before
    interest and income taxes                   9,116       6,789       (1,998)       (1,224)       (4,475)           8,208
                                                                                                    2002              2001
                                                                                                  --------          -------
Income (loss) before interest and income taxes per segment information                            $ (3,000)           8,208
Interest expense per the consolidated statements of operations                                      (1,782)          (3,875)
Interest income included in other, net in the consolidated statements
 of operations                                                                                         444              886
                                                                                                  --------          -------
Income (loss) before income taxes and extraordinary gain
 per the consolidated statements of operations                                                    $ (4,338)           5,219
                                                                                                  ========          =======

                                               Asia-         North        Latin
                                              Pacific       America      America       Europe       Corporate        Total
                                             ---------      -------      -------       ------       ---------      ---------
Six months ended
 May 31, 2002
   Revenues from external customers          $ 643,558      283,097      177,441       98,409              -       1,202,505
   Income (loss) before
    interest and income taxes                   22,115        3,176       (7,253)      (7,679)       (10,072)            287

Six months ended
 May 31, 2001
   Revenues from external customers            607,505      251,505      238,198      120,829              -       1,218,037
   Income (loss) before
    interest and income taxes                   13,588       11,067        1,191       (1,103)        (7,213)         17,530
                                                                                                       2002           2001
                                                                                                    --------         -------
Income before interest and income taxes per segment information                                     $    287          17,530
Interest expense per the consolidated statements of operations                                        (4,804)         (8,964)
Interest income included in other, net in the consolidated statements
 of operations                                                                                           824           2,396
                                                                                                    --------         -------
Income (loss) before income taxes and extraordinary gain
 per the consolidated statements of operations                                                      $ (3,693)         10,962
                                                                                                    ========         =======

(4)  Notes Payable

     Notes payable consisted of the following at May 31, 2002 and November 30, 2001 (in thousands):

                                                            2002         2001
                                                          --------    --------
Revolving credit facility                                 $ 31,148           -
People's Republic of China credit facilities                49,013      44,877
Taiwan notes payable                                         2,695       7,767
                                                          --------    --------
                                                          $ 82,856      52,644
                                                          ========    ========

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

     At May 31, 2002, the Company's operations in China had credit facilities in U.S. dollars of $12.5 million bearing interest at 7.16%, and in RMB (local currency in China) of 412 million (approximately USD $62.3 million), bearing interest from 3.00% to 5.85%. The facilities have maturity dates through December 2002. The credit facilities are partially collateralized by U.S. dollar cash deposits and accounts receivable from the Company's operations in China. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At May 31, 2002, the U.S. dollar equivalent of $49.0 million had been borrowed against the credit facilities in China. As a result of this method of funding operations in China, the consolidated balance sheet at May 31, 2002 also reflects USD $33.9 million in cash that is restricted as collateral on these advances. In addition, the Company has notes payable in Taiwan totaling $2.7 million, which matured December 2001 and have been extended with payments through August 2002 by oral agreement of the parties, and bear interest at 3.95%.

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

(5)  Extraordinary Gain on Early Extinguishment of Debt

     On January 14, 2002, the Company filed an S-4 registration statement (the "Exchange Offer"), with the Securities and Exchange Commission ("SEC"), offering to exchange, for each $1,000 principal amount of its existing 5% Convertible Subordinated Notes due October 2002, (the "Subordinated Notes") $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the "Senior Notes"), b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the "Senior Convertible Notes"), c) $400.94 principal amount of Senior Convertible Notes.

     On February 20, 2002, the Company completed its Exchange Offer for its $150 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, $39.1 million of Senior Convertible Notes. Holders owning $21.4 million of the Subordinated Notes did not exchange them, and they are now subordinate to the Company's Facility, the Senior Notes and the Senior Convertible Notes.

     The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes have been accrued upon completion of the exchange and are included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million) in the accompanying May 31, 2002 balance sheet. The Company will not recognize these payments as interest expense in future periods.

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

     The $39.1 million Senior Convertible Notes issued in the Exchange Offer are convertible into 7.8 million shares of the Company's common stock.

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

     As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company may have limitations beginning with the year ending November 30, 2002 on the utilization of its U.S. tax carryforwards in accordance with Section 382 of the Internal Revenue Code. The Company does have sufficient tax carryforwards to offset the tax liability on the extraordinary gain.

     As of May 31, 2002, the Company had extinguished $1.8 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company's common stock.

     The following summarizes the gain on early extinguishment of debt (in thousands):


                                                           Exchange          Other
                                                             Offer        Transactions      Total
                                                          ----------      ------------     -------
Face amount of Subordinated Notes                          $ 128,616            1,824       130,440
Deferred loan costs related to Subordinated Notes               (507)              (5)         (512)
                                                           ---------        ---------      --------
     Book value of Subordinated Notes                        128,109            1,819       129,928

Consideration and expenses
     Cash                                                     47,205            1,124        48,329
     Senior Convertible Notes issued                          39,148                -        39,148
     Senior Notes issued                                      12,374                -        12,374
     Common stock issued                                           -              631           631
     Future interest payments on notes issued                  8,793                -         8,793
     Expenses incurred                                         3,500                -         3,500
                                                           ---------        ---------      --------
     Gain on exchange                                         17,089               64        17,153

Taxes                                                          6,152               22         6,174
                                                           ---------        ---------      --------
     Gain, net of tax                                      $  10,937               42        10,979
                                                           =========        =========      ========

(6)  Repositioning of Operations

     In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it will exit the United Kingdom (the "U.K."), Peru and Argentina as soon as practicable. In addition, the Company decided to address the balance of its European and Latin American markets, excluding Mexico and Miami, over the next six months, assessing each operation in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed.

     As a result of the decision to exit the U.K., Peru and Argentina operations, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. The following table summarizes the income statement classification of the charge (in thousands):


                Cost of sales                             $ 2,256
                Selling, general & administrative           1,691
                Impairment of assets                        3,655
                Severance and exit charges                  2,566
                                                          -------
                        Operating loss                     10,168
                Tax benefit                                  (184)
                                                          -------
                                                          $ 9,984
                                                          =======

     Of the $2.6 million in severance and exit charges, all consisted of cash-outlays, none of which had been paid as of May 31, 2002.

     The severance and exit charge consists of the following (in thousands):

                        Severance - 80 employees                $ 1,626
                        Lease accruals                              780
                        Other                                       160
                                                                -------
                                                                $ 2,566
                                                                =======


     The Company recorded an impairment charge of $3.7 million, which includes $2.2 million for accumulated foreign currency translation adjustments as a result of the Company's liquidation of its investments in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

     Following is a summary of the combined results of operations, including the exit charge, in the U.K., Peru, and Argentina (in thousands):

                                           Three months ended May 31,             Six months ended May 31,
                                          ---------------------------           ---------------------------
                                             2002              2001                2002              2001
                                          ---------        ----------            --------           -------
Revenues                                  $  32,641            37,915              59,629            72,370
Cost of sales                                33,476            36,868              59,242            69,728
                                          ---------          --------            --------           -------
      Gross profit                             (835)            1,047                 387             2,642
Selling, general and
      administrative expenses                 3,981             2,452               5,938             4,732
Impairment of assets                          3,655                 -               3,655                 -
Severance and exit charges                    2,566                 -               2,566                 -
                                          ---------          --------            --------           -------
         Operating loss                   $ (11,037)           (1,405)            (11,772)           (2,090)
                                          =========          ========            ========           =======



(7)       Contingencies

          Refer to Part II, Item 1, "Legal Proceedings."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $5.9 million, or $0.49 per diluted share, for the second quarter of 2002, compared with net income of $3.6 million, or $0.30 per diluted share, for the same quarter last year. Revenues for the quarter ended May 31, 2002 were $573.3 million, slightly higher than the $572.9 million in 2001. Gross profit increased from $32.3 million in 2001 to $35.0 million in 2002. Selling, general and administrative expenses for the second quarter of 2002 were $31.8 million compared to $23.2 million in 2001.

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it will exit the United Kingdom (the "U.K."), Peru and Argentina as soon as practicable. In addition, the Company decided to address the balance of its European and Latin American markets, excluding Mexico and Miami, over the next six months, assessing each operation in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed.

As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. The following table summarizes the income statement classification of the charge (in thousands):

                Cost of sales                             $ 2,256
                Selling, general & administrative           1,691
                Impairment of assets                        3,655
                Severance and exit charges                  2,566
                                                          -------
                        Operating loss                     10,168
                Tax benefit                                  (184)
                                                          -------
                                                          $ 9,984
                                                          =======


In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, currently the Company's Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the exit charges is $0.6 million related to Mr. Allardyce's separation.

On February 20, 2002, the Company completed its exchange offer (the "Exchange Offer") for its $150 million 5% Convertible Subordinated Notes due October 2002 (the "Subordinated Notes"). Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of 12% Senior Subordinated Notes due January 2007 (the "Senior Notes"), and $39.1 million of 5% Senior Subordinated Convertible Notes due November 2002 (the "Senior Convertible Notes"). Holders owning $21.4 million of the Subordinated Notes did not exchange them, and they are now subordinate to the Company's domestic credit facility, the Senior Notes and the Senior Convertible Notes.

The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15.

As of July 8, 2002, the Company had extinguished an additional $2.8 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company's common stock.

Cautionary Statements

The Company's success will depend upon, among other things, economic and wireless market conditions, and its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), successfully manage the repositioning of its operations, manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

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

Special Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in the Quarterly Report, the words "estimates," "may," "intends," "expects," "anticipates," "could," "should," "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including those listed under "Cautionary Statements" above, could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2002 and 2001:

                                                             Three months          Six months
                                                             ended May 31,         ended May 31,
                                                            2002        2001      2002      2001
                                                           ------      ------    ------    ------
Revenues                                                    100.0  %     100.0    100.0     100.0
Cost of sales                                                93.9         94.4     94.2      94.3
                                                           ------       ------   ------    ------
Gross profit                                                  6.1          5.6      5.8       5.7
Selling, general and administrative expenses                  5.5          4.1      5.3       4.3
Impairment of assets                                          0.6            -      0.3         -
Severance and exit charges                                    0.5            -      0.2         -
Restructuring charge                                            -          0.1        -       0.1
                                                           ------       ------   ------    ------
          Operating income (loss)                            (0.5)         1.4        -       1.3
Other income (expense):
     Equity in loss of affiliated companies                     -            -        -      (0.1)
     Gain on sale of assets                                     -            -        -       0.1
     Interest expense                                        (0.3)        (0.7)    (0.4)     (0.7)
     Other, net                                               0.1          0.2      0.1       0.3
                                                           ------       ------   ------    ------

          Total other income (expense)                       (0.2)        (0.5)    (0.3)     (0.4)
                                                           ------       ------   ------    ------

          Income (loss) before income taxes and
               extraordinary gain                            (0.7)         0.9     (0.3)      0.9
 Provision for income taxes                                   0.3          0.3      0.1       0.3
                                                           ------       ------   ------    ------

           Income (loss) before extraordinary gain           (1.0)         0.6     (0.4)      0.6
 Extraordinary gain on early extinguishment of
      debt, net of tax                                          -            -      0.9         -
                                                           ------       ------   ------    ------
 Net income (loss)                                           (1.0) %       0.6      0.5       0.6
                                                           ======       ======   ======    ======

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

Revenues. The Company's revenues increased $0.4 million from $572.9 million to $573.3 million.

Revenues in the Asia-Pacific Region decreased $16.5 million, or 5.6%, from $309.0 million to $292.5 million. The Company's operations in the People's Republic of China provided $249.7 million in revenues, an increase of $29.1 million, or 13.2%, from $220.6 million. Growth in the PRC, where market penetration of handsets is approximately 13% of the total population, was driven by increased market penetration. Revenues from the Company's operations in Hong Kong decreased from $51.1 million to $1.9 million. As the availability in China of in-country manufactured product has increased, sales to the Company's Hong Kong based customers that ship products to the remainder of China have decreased. Additionally, the Company's primary supplier in Hong Kong has recently significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of in-country manufactured product. Revenues from the Company's operations in Singapore increased $9.4 million to $30.9 million, or 43.9%, due to carrier promotions and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan decreased $1.9 million, or 33.9% to $3.7 million. The Company's supplier base in Taiwan is limited, and there were no compelling new products from its major supplier. Revenues in the Philippines declined from $10.2 million to $6.3 million, primarily due to a large customer purchasing directly from the manufacturer.

North American Region revenues were $138.2 million, an increase of $33.2 million compared to $105.0 million in 2001. This increase was primarily due to the growth of a carrier customer, new products, and the growth of the Company's direct-to-user services.

The Company's operations in the Latin America Region provided $91.2 million of revenues, compared to $99.1 million in 2001, a 8.0% decrease. Revenues in Mexico, the region's largest revenue contributor, were $40.3 million compared to $66.9 million in 2001 due to reduced business with a large carrier customer. Revenues from the Company's Miami export operations were $14.4 million compared to $13.5 million in the second quarter a year ago primarily due to increased business with customers in Central America and the Caribbean. Combined revenues from the Company's Chile and Colombia operations were $26.5 million in 2002 and $11.6 million in 2001. The increase was a result of significant promotional activity during the second quarter of 2002 by a major carrier in Colombia. Combined revenues from the Argentina and Peru operations were $10.0 million in 2002 and $7.1 million in 2001.

The Company's European Region operations revenues were $51.3 million, a decrease of $8.5 million from $59.8 million in 2001. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which were depressed due to delays in the rollout and acceptance of new handset technologies and services. Revenues from the Company's U.K. operation were $22.6 million in 2002 and $30.8 million in 2001.

Gross Profit. Gross profit increased $2.7 million from $32.3 million to $35.0 million. Cost of sales in 2002 included a $2.3 million charge related to inventory, the marketability of which was negatively impacted by the Company's decision to exit the U.K., Peru and Argentina operations. Gross profit as a percentage of revenues was 6.1% for the quarter ended May 31, 2002, compared to 5.6% for the prior year quarter. Margins improved as a result of changes in the geographic mix of revenues and additional incentives from certain manufacturers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.6 million from $23.2 million to $31.8 million. This increase was primarily attributable to an increase in bad debt expense of $4.8 million, from a credit of $1.8 million in 2001 to an expense of $3.0 million in 2002. Bad debt expense in 2001 included a recovery of $3.9 million related to a receivable from a satellite handset customer, which was reserved in the fourth quarter of 2000. Selling, general and administrative expenses in 2002 included $1.7 million associated with the exit of the Company's operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company's decision to exit these operations. This increase was also attributable to increases in payroll and benefits, insurance premiums and other professional fees. Selling, general and administrative expenses as a percentage of revenues were 5.5% and 4.1%, for the second quarter of 2002 and 2001, respectively.

Impairment of Assets. In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it will be exiting the U.K., Peru and Argentina as soon as practicable. As a result of the decision to exit the U.K., Peru and Argentina, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002, which includes $2.2 million for accumulated foreign currency translation adjustments as a result of the Company's liquidation of its investment in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company's decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all consisted of cash-outlays, none of which had been paid as of May 31, 2002.

The severance and exit charge consists of the following (in thousands):

                Severance - 80 employees                $ 1,626
                Lease accruals                              780
                Other                                       160
                                                        -------
                                                        $ 2,566
                                                        =======

Restructuring Charge. In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

Interest Expense. Interest expense decreased to $1.8 million from $3.9 million. The decrease was primarily a result of the completion of the Company's Exchange Offer on February 20, 2002.

Other, Net. Other, net decreased $0.3 million, from income of $0.8 million to income of $0.5 million, primarily due to a reduction in interest income from 2001 to 2002.

Income Taxes. Income tax expense was $1.6 million for the second quarter of 2002 and 2001. The second quarter of 2002 includes a pre-tax charge of $10.2 million as a result of the decision to exit the U.K., Peru and Argentina. The Company's estimated annual effective tax rate, excluding the pre-tax charge of $10.2 million and the related tax benefit of $0.2 million, which is reflected in the second quarter of 2002, was 30.7% for 2002 compared to 29.0% for 2001.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax. In the second quarter of 2002, the Company extinguished $1.8 million of the Company's Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company's common stock resulting in an extraordinary gain of $42 thousand, net of taxes of $22 thousand.

Six Months Ended May 31, 2002 Compared to Six Months Ended May 31, 2001

Revenues. The Company's revenues decreased $15.5 million from $1,218.0 million to $1,202.5 million.

Revenues in the Asia-Pacific Region increased $36.1 million, or 5.9%, from $607.5 million to $643.6 million. The Company's operations in the People's Republic of China provided $531.9 million in revenues, an increase of $96.6 million, or 22.2%, from $435.3 million. Growth in the PRC, where market penetration of handsets is approximately 13% of the total population, was driven by increased market penetration. Revenues from the Company's operation in Hong Kong decreased from $90.7 million to $28.6 million. As the availability in China of in-country manufactured product has increased, sales to the Company's Hong Kong based customers that ship products to the remainder of China have decreased. Additionally, the Company's primary supplier in Hong Kong has recently significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of in-country manufactured product. Revenues from the Company's operations in Singapore increased $23.5 million to $61.9 million, or 60.9%, due to carrier promotions and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan decreased $13.8 million, or 69.3% to $6.1 million. The Company's supplier base in Taiwan is limited, and there were no compelling new products from its major supplier. The Company's operations in Taiwan were also affected by the high market penetration rate. Revenues in the Philippines declined from $23.1 million to $14.9 million, primarily due to a large customer purchasing directly from the manufacturer.

North American Region revenues were $283.1 million, an increase of $31.6 million compared to $251.5 million in 2001. The increase in North America was primarily from the growth of a carrier customer, new products, and the growth of the Company's direct-to-user services, partially offset by the conversion of a major U.S. account in the first quarter of 2001 to a consignment basis with fulfillment fees.

The Company's operations in the Latin America Region provided $177.4 million of revenues, compared to $238.2 million in 2001, a $60.8 million decrease. Revenues in Mexico, the region's largest revenue contributor, were $85.8 million compared to $143.0 million in 2001 due to reduced business with carrier customers. Revenues from the Company's Miami export operations were $27.9 million compared to $24.1 million a year ago primarily due to increased business with customers in Central America and the Caribbean. Combined revenues from the Company's Chile and Colombia operations were $47.7 million in 2002 and $55.1 million in 2001. The decline was a result of significant promotional activity during 2001 by a major carrier in Colombia. Combined revenues for the Company's operations in Argentina and Peru were $16.1 million in 2002 and $14.7 million in 2001.

The Company's European Region operations recorded revenues of $98.4 million, a decrease of $22.4 million from $120.8 million in 2001. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales, which were depressed due to delays in the rollout and acceptance of new handset technologies and services. Revenues from the Company's U.K. operations were $43.5 million in 2002 and $57.6 million in 2001.

Gross Profit. Gross profit increased $0.6 million from $69.1 million to $69.7 million. Gross profit as a percentage of revenues was 5.8% for the six months ended May 31, 2002, compared to 5.7% for the prior year. Cost of sales in 2002 included a $2.3 million charge related to inventory, the marketability of which was negatively impacted by the Company's decision to exit the U.K., Peru and Argentina operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.8 million from $52.2 million to $63.0 million. This increase was primarily attributable to an increase in payroll and benefits, including $1.1 million in senior management transition costs, bad debt expense, advertising and marketing, and insurance premiums. Bad debt expense was $4.6 million and $1.9 million in 2002 and 2001 respectively. Bad debt expense in 2001 included a recovery of $3.9 million related to a receivable from a satellite handset customer, which was reserved in the fourth quarter of 2000. Selling, general and administrative expenses in 2002 included $1.7 million associated with the closure of the Company's operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company's decision to exit these operations. Selling, general and administrative expenses as a percentage of revenues were 5.3% and 4.3%, for the six months ended May 31, 2002 and 2001, respectively.

Impairment of Assets. In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it will be exiting the U.K., Peru and Argentina as soon as practicable. As a result of the decision to exit the U.K., Peru and Argentina, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company's liquidation of its investment in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company's decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all consisted of cash-outlays, none of which had been paid as of May 31, 2002.

The severance and exit charge consists of the following (in thousands):

           Severance - 80 employees                $ 1,626
           Lease accruals                              780
           Other                                       160
                                                   -------
                                                   $ 2,566
                                                   =======


Restructuring Charge. In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

Gain on Sale of Assets. During the first quarter ended 2001, the Company recorded a gain on sale of assets of $0.9 million primarily associated with the sale of its Venezuela operations in December 2000.

Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.7 million in 2001 due to losses from the Company's 49% minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company divested its ownership in CellStar Amtel. However, the Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel previously guaranteed by the Company, until such guarantees are released. The Company currently does not anticipate that any further losses will be recognized.

Interest Expense. Interest expense decreased to $4.8 million from $9.0 million. The decrease was primarily a result of lower borrowing levels, lower interest rate on the Company's domestic credit facility and the completion of the Company's Exchange Offer on February 20, 2002.

Other, Net. Other, net decreased $2.9 million, from income of $3.6 million to income of $0.7 million, primarily due to a gain of $1.1 million in the first quarter of 2001 on foreign currencies related to European operations compared to a loss of $0.1 million in 2002 and to a reduction in interest income from $2.4 million in 2001 compared to $0.8 million in 2002.

Income Taxes. Income tax expense decreased from an expense of $3.2 million in 2001 to an expense of $1.8 million in 2002 primarily due to lower pre-tax income. The second quarter of 2002 includes a pre-tax charge of $10.2 million as a result of the decision to exit the U.K., Peru and Argentina. The Company's estimated annual effective tax rate, excluding the pre-tax charge of $10.2 million and the related tax benefit of $0.2 million, which is reflected in the second quarter of 2002, was 30.7% for 2002 compared to 29.0% for 2001.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax. In 2002, the Company had a net extraordinary gain of $11.0 million primarily related to the Company's Exchange Offer. (See note 5 and Liquidity and Capital Resources).

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

Revenues from the Company's operations in the PRC, including Hong Kong, were $560.5 million and $526.0 million for the six months ended May 31, 2002 and 2001 respectively. As the availability in China of in-country manufactured product increases, sales to the Company's Hong Kong based customers that ship products to the remainder of China may decrease. Additionally, the Company's primary supplier in Hong Kong has recently significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of in-country manufactured product. Revenues from the Hong Kong operation were $28.6 million and $90.7 million for the six months ended May 31, 2002 and 2001, respectively.

Repositioning of Operations

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

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. The Argentine economy has been in a state of turmoil over the last six months. As a result of the Company's decision to exit the operations in Argentina, the Company recorded an impairment charge of $0.9 million for accumulated foreign currency translation adjustments.

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it will be exiting the U.K., Peru and Argentina as soon as practicable. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company's operation in those countries, provided little upside and significant risk. In addition, the Company has decided to address the balance of its European and Latin American markets, excluding Mexico and Miami, over the next six months, assessing each operation in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed. In conjunction with this decision, the Company's revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision the Company may make with respect to the balance of its European and South American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a pre-tax charge of $10.2 million for the three months ended May 31, 2002. The Company expects to return to the U.S. an estimated $4.0 million in the next three months from the exited operations.

In fiscal 2000 and 2001, the Company incurred losses of $1.8 million and $0.7 million, respectively, related to its minority interest in CellStar Amtel. As a result of the continuing deterioration in the Malaysia market, the Company divested its 49% ownership in CellStar Amtel. However, the Company will be required to recognize future losses, if any, of CellStar Amtel up to the amount of debt and payables of CellStar Amtel previously guaranteed by the Company until such guarantees are released. The Company currently does not anticipate any further losses to be recognized.

During the fourth quarter of 2001, the Company recorded a $3.0 million charge for a value added tax prepaid asset in the Company's Mexico operations for which the recoverability is uncertain.

Liquidity and Capital Resources

The following table summarizes the Company's contractual obligations (amounts in thousands) and interest rates at May 31, 2002:

                                                                                                 Payments Due By Period
                                                                                  --------------------------------------------------
                                                                                  Less than   One to Three  Four to Five  More than
                                                                       Total       One Year       Years         Years     Five Years
                                                                    ----------    ---------   ------------  ------------  ----------
Notes payable
   Revolving credit facility (variable interest, currently 5.75%)   $   31,148      31,148             -             -          -
   People's Republic of China credit facilities (3.00% to 7.16%)        49,013      49,013             -             -          -
   Taiwan notes payable (3.95%)                                          2,695       2,695             -             -          -
5% Senior convertible notes (mandatorily convertible)                   39,117      39,117             -             -          -
5% Convertible subordinated notes                                       19,560      19,560             -             -          -
12% Senior subordinated notes                                           12,374           -             -        12,374          -
Operating leases                                                         8,021       3,157         1,753         1,231      1,880
                                                                    ----------    --------      --------      --------    -------
   Total                                                            $  161,928     144,690         1,753        13,605      1,880
                                                                    ==========    ========      ========      ========    =======

During the period ended May 31, 2002, the Company relied primarily on cash available at November 30, 2001, funds generated from operations and borrowings under its revolving credit facilities to fund working capital, capital expenditures and expansions.

At May 31, 2002, the Company's operations in China had credit facilities in U.S. dollars of $12.5 million bearing interest at 7.16%, and in RMB (local currency in China) of 412 million (approximately USD $62.3 million), bearing interest from 3.00% to 5.85%. The facilities have maturity dates through December 2002. The credit facilities are partially collateralized by U.S. dollar cash deposits and accounts receivable from the Company's operations in China. The cash deposits were made via intercompany loans from the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At May 31, 2002, the U.S. dollar equivalent of $49.0 million had been borrowed against the credit facilities in China. As a result of this method of funding operations in China, the consolidated balance sheet at May 31, 2002 also reflects USD $33.9 million in cash that is restricted as collateral on these advances. In addition, the Company has notes payable in Taiwan totaling $2.7 million, which matured December 2001 and have been extended with payments through August 2002 by oral agreement of the parties, and bear interest at 3.95%.

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement ("the Facility") with a bank and terminated the previously existing facility. On October 12, 2001 the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.


Fundings under the Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank's prime lending rate, plus an applicable margin. The Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company's domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company's Subordinated Notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. At July 8, 2002, the Company had $22.2 million in borrowings and $28.2 million in availability under the Facility.

At November 30, 2001, long-term debt consisted of $150.0 million of the Company's Subordinated Notes which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement with the Securities and Exchange Commission offering to exchange, for each $1,000 principal of the Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of Senior Notes , b) $320.75 principal amount of Senior Notes and $80.19 principal amount of Senior Convertible Notes, or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes and $39.1 million of Senior Convertible Notes. Holders owning $21.4 million of the Subordinated Notes did not exchange them and they are now subordinate to the Company's Facility, the Senior Notes and the Senior Convertible Notes.

The Senior Convertible Notes are mandatorily convertible into the Company's common stock on November 30, 2002, and bear interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company's option, on August 15, 2002, and November 30, 2002. In the event of bankruptcy the Senior Convertible Note holders are entitled to cash equal to the face value of the Senior Convertible Note plus accrued interest. The Senior Convertible Notes are convertible into the Company's common stock at a split adjusted conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) and may be converted at any time prior to maturity at the option of the holders. The $39.1 million of Senior Convertible Notes are convertible into 7.8 million shares of common stock and are considered as dilutive securities in calculating earnings per share effective February 20, 2002.

The Senior Notes mature January 15, 2007 and bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company's ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15.

As of May 31, 2002, the Company had extinguished $1.8 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company's common stock. As of July 8, 2002 an additional $1.0 million of Subordinated Notes had been extinguished using various combinations of cash and the Company's common stock.

Cash, cash equivalents, and restricted cash at May 31, 2002 were $104.6 million, compared to $89.3 million at November 30, 2001.

Compared to November 30, 2001, accounts receivable decreased from $216.0 million to $181.2 million at May 31, 2002. Inventories declined to $162.9 million at May 31, 2002, from $218.9 million at November 30, 2001. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $170.7 million at May 31, 2002 compared to $229.0 million at November 30, 2001, primarily due to lower inventory levels.

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country, and industry conditions. In some years, the Company has experienced significant amounts of bad debt, including $51.5 million in fiscal year 2000. In 2000, the decline in the redistributor market in the North American Region and Miami, the decision to exit the Brazil market, and the competitive market conditions significantly impacted bad debt expense. Actual amounts could differ significantly from management's estimates.

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

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company may have limitations beginning with the year ending November 30, 2002 on the utilization of its U.S. tax carryforwards in accordance with Section 382 of the Internal Revenue Code.

The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At May 31, 2002, the Company had not provided for U.S. Federal income taxes on earnings of international subsidiaries of approximately $192.0 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

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

At May 31, 2002, the Company had goodwill, net of accumulated amortization, of $21.4 million related to its Asia-Pacific operations ($12.8 million) and its remaining Europe operations in Sweden and the Netherlands ($8.6 million). The Company is assessing its operations in Sweden and the Netherlands over the next six months in view of the Company's long-term strategy and will divest these operations, if plans to enhance profitability and return on investment cannot be developed (see International Operations).

The Financial Accounting Standards Board has issued Statements No. 141 and No. 142 which will impact the Company's accounting policy for goodwill. A more complete discussion of Statements No. 141 and No. 142 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Accounting Pronouncements Not Yet Adopted in this Form 10-Q.

(b) Revenue Recognition

For the Company's wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized upon delivery. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers' acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed.

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

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill will be determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the impairment provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003. At May 31, 2002, the Company had goodwill, net of accumulated amortization, of $21.4 million related to its Asia-Pacific operations ($12.8 million) and its remaining Europe operations in Sweden and the Netherlands ($8.6 million). The Company is assessing its operations in Sweden and the Netherlands over the next six months in view of the Company's long-term strategy and will divest these operations, if plans to enhance profitability and return on investment cannot be developed (see International Operations). The Company has not yet determined the impact the adoption of this statement will have on its consolidated results of operations or financial position.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In April 2002, the FASB issued Statement No. 145, "Revision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of Statement No. 4, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Statement No. 145 also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". Statement No. 145 amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic affects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement No. 145 eliminates Statement No. 4, and, thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Statement No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early applications encouraged. The Company expects to reclassify the extraordinary gain on early extinguishment of debt resulting from its Exchange Offer upon adoption. The Company does not expect the adoption of the other portions of this statement to have a material effect on its consolidated results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the quarter ended May 31, 2002 and 2001, the Company recorded net foreign currency gains (losses) of $(0.6) million and $0.3 million, respectively in costs of goods sold. For the quarter ended May 31, 2002 and 2001, the Company recorded in other income (expense), net foreign currency losses of $38 thousand and $20 thousand, respectively.

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

The Company has foreign exchange exposure on the intercompany advances from the Hong Kong entity to the China entity as the funds have been effectively converted into RMB (local currency in China). The Company also has foreign exchange exposure on the RMB lines of credit in China as they are collateralized by U.S. dollars. For the quarter ended May 31, 2002, $249.7 million, or 43.6%, of the Company's revenues were from the Company's operation in China. With the exception of intercompany activity, all revenues and expenses of the China operations are in RMB. The Company does not hold derivative instruments related to the RMB.

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. The Argentine economy has been in a state of turmoil over the last six months. As a result of the Company's decision to exit the operations in Argentina, the Company recorded an impairment of $0.9 million for currency translation adjustments.

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

At May 31, 2002, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The Company's borrowings and interest rates are summarized in tabular form under the heading Liquidity and Capital Resources.

The interest rate of the Company's Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank's prime lending rate or the London Interbank Offered Rate. During the quarter ended May 31, 2002, the interest rate of borrowings under the Facility was 5.75%. A one percent change in variable interest rates will not have a material impact on the Company. The Company manages its borrowings under the Facility each business day to minimize interest expense.

The Company has short-term borrowings in China at rates varying from 3.00% to 7.16%. The notes payable in Taiwan bear interest at 3.95%. The Subordinated Notes have a fixed coupon interest rate of 5.0% and are due in October 2002. The Senior Convertible Notes bear interest at 5.0% and mature November 30, 2002. The Senior Notes bear interest at 12.0% and mature January 15, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Stockholders on May 9, 2002 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected Dale V. Kesler as a Class I Director, to serve until the Annual Meeting of Stockholders to be held in 2005. The total number of shares entitled to vote at the Annual Meeting was 12,028,405 shares of Common Stock. A total of 7,713,399 shares of Common Stock were represented in person or by proxy at the Annual Meeting. With regard to the election of Dave V. Kesler as a Class I Director, 7,503,728 votes were cast for his election and 209,671 votes were withheld from voting for his election.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     10.1 Third Amendment and Waiver to Loan Agreement dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (1)

     10.2 Separation Agreement and Release dated as of June 20, 2002, by and among between CellStar Ltd., CellStar Corporation and Dale Allardyce.
          (1)(2)(3)

     (b) Reports on Form 8-K.

               None.

-----------------------------------

          (1)  Filed herewith.

          (2) The exhibit is a management contract or compensatory plan or arrangement.

          (3) Mr. Allardyce's resignation was part of the Company's plan to reposition its operations in the second quarter of 2002. The charge related to the Separation Agreement and Release has been included in the exit charge taken in the second quarter, and therefore the Separation Agreement and Release is filed as an exhibit to this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CELLSTAR CORPORATION


                              /s/ Robert A. Kaiser
                              ----------------------------------------
                              By: Robert A. Kaiser
                                  Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)



                              /s/ Raymond L. Durham
                              ----------------------------------------
                              By: Raymond L. Durham
                                  Vice President, Corporate Controller
                                  (Principal Accounting Officer)


                              Date:    July 11, 2002

                                  EXHIBIT INDEX
                                  -------------

Exhibit
   No.                              Description
-------   --------------------------------------------------------------------

 10.1 Third Amendment and Waiver to Loan Agreement dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (1)

10.2 Separation Agreement and Release dated as of June 20, 2002, by and among between CellStar Ltd., CellStar Corporation and Dale Allardyce.
         (1)(2)(3)

-------------------------

          (1)  Filed herewith.

          (2) The exhibit is a management contract or compensatory plan or arrangement.

          (3) Mr. Allardyce's resignation was part of the Company's plan to reposition its operations in the second quarter of 2002. The charge related to the Separation Agreement and Release has been included in the exit charge taken in the second quarter, and therefore the Separation Agreement and Release is filed as an exhibit to this Form 10-Q.