Form 10-Q
period 2002-08-31
CELLSTAR CORP
filed 2002-10-15
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                      to

Commission File Number 0-22972

CELLSTAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1730 Briercroft Court
Carrollton, Texas 75006
Telephone (972) 466-5000
(Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On October 11, 2002, there were 12,623,765 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share data)

	August 31, 2002	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$41,210	47,474
Restricted cash	36,204	41,820
Accounts receivable (less allowance for doubtful accounts of $58,948 and $57,359, respectively)	181,364	216,002
Inventories	165,256	218,927
Deferred income tax assets	30,916	35,915
Prepaid expenses	20,815	18,614

Total current assets	475,765	578,752
Property and equipment, net	19,287	19,340
Goodwill (less accumulated amortization of $8,572 and $7,423, respectively)	21,118	22,060
Deferred income tax assets	18,102	18,102
Other assets	7,849	7,816

Total assets	$542,121	646,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$79,928	52,644
5% Senior subordinated convertible notes	38,653	—
5% Convertible subordinated notes	16,938	150,000
Accounts payable	160,425	228,958
Accrued expenses	26,809	21,804
Income taxes payable	2,381	4,767
Deferred income tax liabilities	769	3,687

Total current liabilities	325,903	461,860
12% Senior subordinated notes	12,374	—
Other long-term liabilities	5,171	—

Total liabilities	343,448	461,860

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 12,623,765 and 12,028,425 shares issued and outstanding, respectively	126	120
Additional paid-in capital	84,816	82,443
Accumulated other comprehensive loss—foreign currency translation adjustments	(12,994)	(13,447)
Retained earnings	126,725	115,094

Total stockholders’ equity	198,673	184,210

Total liabilities and stockholders’ equity	$542,121	$646,070

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
Revenues	$522,971	610,496	1,725,476	1,828,533
Cost of sales	488,229	579,427	1,621,074	1,728,404

Gross profit	34,742	31,069	104,402	100,129
Selling, general and
administrative expenses	27,844	28,684	90,877	80,856
Impairment of assets	—	—	3,655	—
Severance and exit charges	—	—	2,566	—
Separation agreement	—	5,680	—	5,680
Restructuring charge	—	—	—	750

Operating income (loss)	6,898	(3,295)	7,304	12,843

Other income (expense):
Equity in loss of affiliated companies	—	(122)	—	(822)
Gain on sale of assets	—	—	—	933
Interest expense	(1,609)	(3,533)	(6,413)	(12,497)
Impairment of investment	—	(2,215)	—	(2,215)
Other, net	856	794	1,561	4,349

Total other income (expense)	(753)	(5,076)	(4,852)	(10,252)

Income (loss) before income taxes and extraordinary gain	6,145	(8,371)	2,452	2,591
Provision (benefit) for income taxes	31	(2,531)	1,835	648

Income (loss) before extraordinary gain	6,114	(5,840)	617	1,943
Extraordinary gain on early extinguishment of debt, net of tax	35	—	11,014	—

Net income (loss)	$6,149	(5,840)	11,631	1,943

Net income (loss) per share:
Basic:
Income (loss) before extraordinary gain	$0.50	(0.49)	0.05	0.16

Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.91	—

Net income (loss)	$0.50	(0.49)	0.96	0.16

Diluted:
Income (loss) before extraordinary gain	$0.30	(0.49)	0.04	0.16
Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.62	—

Net income (loss)	$0.30	(0.49)	0.66	0.16

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine months ended August 31, 2002
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
Balance at November 30, 2001	12,028	$120	82,443	(13,447)	115,094	184,210
Comprehensive income:
Net income	—	—	—	—	11,631	11,631
Foreign currency translation adjustment	—	—	—	453	—	453

Total comprehensive income						12,084
Common stock issued with purchases of 5% convertible subordinated notes	497	5	1,879	—	—	1,884
Conversion of 5% senior subordinated convertible notes	99	1	494	—	—	495

Balance at August 31, 2002	12,624	$126	84,816	(12,994)	126,725	198,673

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended August 31, 2002 and 2001
(Unaudited)
(Amounts in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$11,631	1,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of assets	9,885	8,824
Equity in loss of affiliated companies	—	822
Gain on sale of assets	—	(933)
Extraordinary gain on early extinguishment of debt, net of tax	(11,014)	—
Deferred income taxes	2,081	(4,190)
Stock option compensation expense	—	646
Impairment of investment	—	2,215
Changes in operating assets and liabilities net of effects from disposition of business and from extraordinary gain:
Accounts receivable	29,884	142,388
Inventories	52,329	69,006
Prepaid expenses	(2,820)	1,633
Other assets	(1,491)	416
Accounts payable	(64,430)	(162,353)
Accrued expenses	(355)	5,298
Income taxes payable	(8,703)	(2,275)

Net cash provided by operating activities	16,997	63,440

Cash flows from investing activities:
Proceeds from sale of assets	—	2,237
Change in restricted cash	5,616	2,007
Purchases of property and equipment	(5,931)	(3,270)
Acquisition of business, net of cash acquired	(89)	(195)
Investment in joint venture	—	(735)

Net cash provided by (used in) investing activities	(404)	44

Cash flows from financing activities:
Borrowings on notes payable	571,575	305,021
Repayments on notes payable	(544,291)	(385,802)
Payments on 5% convertible subordinated notes	(49,640)	—
Additions to deferred loan costs	(501)	(2,568)

Net cash used in financing activities	(22,857)	(83,349)

Net decrease in cash and cash equivalents	(6,264)	(19,865)
Cash and cash equivalents at beginning of period	47,474	77,023

Cash and cash equivalents at end of period	$41,210	57,158

See accompanying notes to unaudited consolidated financial statements

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis for Presentation

Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the “Company”) are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net income for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2001.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended August 31, 2002 and 2001 follows (in thousands, except per share data):

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
Basic:
Income (loss) before extraordinary gain	$6,114	(5,840)	617	1,943
Extraordinary gain on early extinguishment of debt, net of tax	35	—	11,014	—

Net income (loss)	$6,149	(5,840)	11,631	1,943

Weighted average number of shares outstanding	12,372	12,028	12,150	12,028

Income (loss) per share before extraordinary gain	$0.50	(0.49)	0.05	0.16
Extraordinary gain per share on early extinguishment of debt, net of tax	—	—	0.91	—

Net income (loss) per share	$0.50	(0.49)	0.96	0.16

Diluted:
Income (loss) before extraordinary gain	$6,114	(5,840)	617	1,943
Extraordinary gain on early extinguishment of debt, net of tax	35	—	11,014	—

Net income (loss)	6,149	(5,840)	11,631	1,943
Interest on 5% convertible subordinated notes, net of tax effect	—	—	—	—

Adjusted net income (loss)	$6,149	(5,840)	11,631	1,943

Weighted average number of shares outstanding	12,372	12,028	12,150	12,028
Effect of dilutive securities:
Stock options	—	—	1	2
5% Senior subordinated convertible notes	7,812	—	5,480	—
5% Convertible subordinated notes	—	—	—	—

Weighted average number of shares outstanding including effect of dilutive securities	20,184	12,028	17,631	12,030

Income (loss) per share before extraordinary gain	$0.30	(0.49)	0.04	0.16
Extraordinary gain per share on early extinguishment of debt net of tax	—	—	0.62	—

Net income (loss) per share	$0.30	$(0.49)	$0.66	$0.16

Options outstanding at August 31, 2002 and 2001, to purchase 1.4 million and 0.9 million shares of common stock for the three months ended August 31, 2002 and 2001, and 1.4 million and 1.2 million shares of common stock for the nine months ended August 31, 2002 and 2001 were not included in the computation of diluted earnings per share (EPS) because their inclusion would have been anti-dilutive.

The $39.1 million of 5% Senior Subordinated Convertible Notes issued in the Exchange Offer (note 5) are convertible into 7.8 million shares of the Company’s common stock on or before November 30, 2002, and are considered as dilutive securities beginning February 20, 2002. The 5% Convertible Subordinated Notes were anti-dilutive for the three and nine months ended August 31, 2002 and 2001, respectively.

(3)    Segment and Related Information

        The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, North America, Latin America, including Mexico and the Company’s Miami, Florida operations (“Miami”), and Europe. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin America and Caribbean countries, either by the Company or through its exporter customers. The Corporate segment includes headquarter operations and income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of August 31, 2002, and November 30, 2001, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Total assets
August 31, 2002	$238,674	104,105	111,424	43,411	44,507	542,121
November 30, 2001	263,268	143,598	130,481	48,885	59,838	646,070

Segment operations information for the three and nine months ended August 31, 2002 and 2001, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Three months ended August 31, 2002
Revenues from external customers	$259,305	145,293	76,547	41,826	—	$522,971
Income (loss) before interest and income taxes	9,108	5,754	(4,011)	73	(3,476)	7,448

Three months ended August 31, 2001
Revenues from external customers	$331,720	155,649	69,488	53,639	—	610,496
Income (loss) before interest and income taxes	6,197	8,235	(6,671)	(1,815)	(10,922)	(4,976)

	2002	2001
Income (loss) before interest and income taxes per segment information	$7,448	(4,976)
Interest expense per the consolidated statements of operations	(1,609)	(3,533)
Interest income included in other, net in the consolidated statements of operations	306	138

Income (loss) before income taxes and extraordinary gain per the consolidated statements of operations	$6,145	(8,371)

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Nine months ended August 31, 2002
Revenues from external customers	$902,863	428,390	253,988	140,235	—	1,725,476
Income (loss) before interest and income taxes	31,223	8,930	(11,264)	(7,606)	(13,548)	7,735

Nine months ended August 31, 2001
Revenues from external customers	939,225	407,154	307,686	174,468	—	1,828,533
Income (loss) before interest and income taxes	19,785	19,302	(5,480)	(2,918)	(18,135)	12,554

	2002	2001
Income before interest and income taxes per segment information	$7,735	12,554
Interest expense per the consolidated statements of operations	(6,413)	(12,497)
Interest income included in other, net in the consolidated statements of operations	1,130	2,534

Income (loss) before income taxes and extraordinary gain per the consolidated statements of operations	$2,452	2,591

(4)    Notes Payable

Notes payable consisted of the following at August 31, 2002, and November 30, 2001 (in thousands):

	2002	2001
Revolving credit facility	$29,894	—
People’s Republic of China credit facilities	49,714	44,877
Taiwan notes payable	320	7,767

	$79,928	52,644

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement (the “Facility”) with a bank and terminated its previous multicurrency revolving credit facility. On October 12, 2001, the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.

Fundings under the Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate, or at the bank’s prime lending rate, plus an applicable margin. The rate at August 31, 2002 was 5.75%. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s 5% convertible subordinated notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets.

At August 31, 2002, the Company’s operations in China had credit facilities in U.S. dollars of $12.5 million bearing interest at 3.72%, and in RMB (local currency in China) of 308 million (approximately USD $37.2 million), bearing interest from 4.54% to 5.85%. The facilities have maturity dates through December 2002. The credit facilities are partially collateralized by U.S. dollar cash deposits and accounts receivable from the Company’s operations in China. The cash deposits were made by the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At August 31, 2002, the U.S. dollar equivalent of $49.7 million had been borrowed against the credit facilities in China. As a result of this method of funding operations in China, the consolidated balance sheet at August 31, 2002, reflects USD $35.7 million in cash that is restricted as collateral on these advances. The Company also has $0.5 million in restricted cash securing other obligations.

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

(5)    Extraordinary Gain on Early Extinguishment of Debt

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission (“SEC”) offering to exchange, for each $1,000 principal amount of its existing 5% Convertible Subordinated Notes due October 2002, (the “Subordinated Notes”) $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”), b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its $150 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of Senior Convertible Notes. Holders owning $21.4 million of the Subordinated Notes did not exchange them, and the Subordinated Notes are now subordinate to the Company’s Facility, the Senior Notes and the Senior Convertible Notes.

The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the exchange and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of August 31, 2002, the Company had made cash payments of $1.7 million for interest associated with the Senior Notes and Senior Convertible Notes and the Company has future interest payments accrued of $1.9 million in accrued expenses and $5.2 million in other accrued liabilities. The Company will not recognize these payments as interest expense in future periods.

The Senior Convertible Notes are mandatorily convertible into the Company’s common stock on November 30, 2002, and bear interest at 5%, payable semi-annually in arrears in either cash or stock, at the Company’s option, on August 15, 2002, and November 30, 2002. The Senior Convertible Notes are convertible into the Company’s common stock at a conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) and may be converted at any time prior to maturity at the option of the holders.

The $39.1 million Senior Convertible Notes issued in the Exchange Offer are convertible into 7.8 million shares of the Company’s common stock. As of August 31, 2002, $0.5 million of the Senior Convertible Notes had been exchanged for shares of the Company’s stock.

The Senior Notes mature January 15, 2007, and bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company may have limitations beginning with the year ending November 30, 2002, on the utilization of its U.S. tax carryforwards in accordance with Section 382 of the Internal Revenue Code. The Company has sufficient tax carryforwards to offset the tax liability on the extraordinary gain.

As of August 31, 2002, the Company had extinguished $4.4 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock.

The following summarizes the gain on early extinguishment of debt (in thousands):

	Exchange Offer	Other Transactions	Total
Face amount of Subordinated Notes	$128,616	4,446	133,062
Deferred loan costs related to Subordinated Notes	(507)	(8)	(515)

Book value of Subordinated Notes	128,109	4,438	132,547
Consideration and expenses
Cash	47,205	2,435	49,640
Senior Convertible Notes issued	39,148	—	39,148
Senior Notes issued	12,374	—	12,374
Common stock issued	—	1,884	1,884
Future interest payments on notes issued	8,793	—	8,793
Expenses incurred	3,500	—	3,500

Gain on exchange	17,089	119	17,208
Taxes	6,152	42	6,194

Gain, net of tax	$10,937	77	11,014

(6)    Repositioning of Operations

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed the divestitures of its Peru and Argentina operations to local management at approximately book value. As part of the divestitures the Company obtained promissory notes totaling $0.9 million and $0.2 million respectively, from local management in Peru and Argentina. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. As of August 31, 2002, the Company’s operations in the U.K. have been closed, except for certain administrative matters. In addition, the Company will continue to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the next three months.

As a result of the decision to exit the U.K., Peru and Argentina operations, the Company recorded a net charge of $10.0 million for the second quarter ended May 31, 2002. The following table summarizes the income statement classification of the charge (in thousands):

Three months ended May 31, 2002
Cost of sales	$2,256
Selling, general & administrative	1,691
Impairment of assets	3,655
Severance and exit charges	2,566

Total charge	10,168
Tax benefit	(184)

Net charge	$9,984

During the third quarter of 2002, cost of sales includes a recovery of $0.8 million related to the closure of the U.K. operation.

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.6 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations. The remaining $1.0 million relates to severance and lease payments associated with the U.K. operations and has not yet been paid as of August 31, 2002.

The severance and exit charge consists of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

The Company recorded an impairment charge of $3.7 million for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investments in each of these operations and $1.5 million for property and equipment. The property and equipment were reduced to estimated market value.

Following is a summary of the combined results of operations, including the exit charge in the U.K., Peru, and Argentina (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
Revenues	$3,964	32,675	63,593	105,045
Cost of sales	3,272	31,189	62,514	100,917

Gross profit	692	1,486	1,079	4,128
Selling, general and
administrative expenses	1,108	2,970	7,046	7,702
Impairment of assets	—	—	3,655	—
Severance and exit charges	—	—	2,566	—

Operating loss	$(416)	(1,484)	(12,188)	(3,574)

(7)    Contingencies

Refer to Part II, Item 1, “Legal Proceedings.”

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income of $6.1 million, or $0.30 per diluted share, for the third quarter of 2002, compared with a net loss of $5.8 million, or $0.49 per diluted share, for the same quarter last year. Revenues for the quarter ended August 31, 2002 were $523.0 million compared to $610.5 million in 2001. Gross profit increased from $31.1 million in 2001 to $34.7 million in 2002. Selling, general, and administrative expenses for the third quarter of 2002 were $27.8 million compared to $28.7 million in 2001.

Repositioning of Operations

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations to local management at approximately book value. As of August 31, 2002, the Company’s operations in the U.K. have been closed, except for certain administrative matters. In addition, the Company will continue to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the next three months.

The Company believes that the intrinsic value of the Asia-Pacific Region is not currently reflected in the market price of the Company’s stock. The Company has engaged UBS Warburg to assist it in exploring methods of recognizing the value which it believes is locked up in the Asia-Pacific Region which could include an initial public offering, a sale to outside investors, management buyout or other transaction.

Subordinated Notes

On October 15, 2002, the Company’s remaining 5% Convertible Subordinated Notes (the “Subordinated Notes”), will become due. The outstanding principal and accrued interest balance at October 15, 2002 is expected to be $17.4 million. The Company expects to have sufficient resources to retire all of the Subordinated Notes.

Cautionary Statements

The Company’s success will depend upon, among other things, economic and wireless market conditions, and its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage growth (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), successfully manage the repositioning of its operations, ability to retain key customers, manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, and hire, train and retain qualified employees who can effectively manage and operate its business.

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in cost of and access to capital; changes in import/export regulations, including enforcement policies; “gray market” resales; and tariff and freight rates. Such risks, and political and other factors beyond the control of the Company, including trade disputes among nations, internal political or economic instability in any nation where the Company conducts business, and terrorist acts, could have a material adverse effect on the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in the Quarterly Report, the words “estimates,” “may,” “intends,” “expects,” “anticipates,” “could,” “should,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including those listed under “Cautionary Statements” above, could cause the Company’s actual results and experience to differ materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2002 and 2001:

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	93.4	94.9	93.9	94.5

Gross profit	6.6	5.1	6.1	5.5
Selling, general and administrative expenses	5.3	4.7	5.3	4.4
Impairment of assets	—	—	0.2	—
Severance and exit charges	—	—	0.2	—
Separation agreement	—	0.9	—	0.3
Restructuring charge	—	—	—	0.1

Operating income (loss)	1.3	(0.5)	0.4	0.7

Other income (expense):
Equity in loss of affiliated companies	—	—	—	(0.1)
Gain on sale of assets	—	—	—	0.1
Impairment of investment	—	(0.4)	—	(0.1)
Interest expense	(0.3)	(0.6)	(0.4)	(0.7)
Other, net	0.2	0.1	0.1	0.2

Total other income (expense)	(0.1)	(0.9)	(0.3)	(0.6)
Income (loss) before income taxes and extraordinary gain	1.2	(1.4)	0.1	0.1
Provision (benefit) for income taxes	—	(0.4)	0.1	—

Income (loss) before extraordinary gain	1.2	(1.0)	—	0.1
Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.7	—

Net income (loss)	1.2%	(1.0)	0.7	0.1

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

Revenues.    The Company’s revenues decreased $87.5 million from $610.5 million to $523.0 million.

Revenues in the Asia-Pacific Region decreased $72.4 million, or 21.8%, from $331.7 million to $259.3 million. The Company’s operations in the People’s Republic of China (“PRC”) provided $207.9 million in revenues, a decrease of $30.5 million, or 12.8%, from $238.4 million. The decrease in the PRC is primarily due to increased demand for lower-priced handsets. Revenues from the Company’s operations in Hong Kong decreased from $52.7 million to $2.5 million. As the availability in China of in-country manufactured product has increased, sales to the Company’s Hong Kong based customers that ship products to the remainder of China have decreased. Additionally, the Company’s primary supplier in Hong Kong has significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of the supplier’s in-country manufactured product. Revenues from the Company’s operations in Singapore increased $10.2 million to $34.6 million, due to carrier promotions and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan increased $1.4 million to $7.0 million. Revenues in the Philippines declined from $10.7 million to $7.3 million, primarily due to a largest customer purchasing directly from the manufacturer

North American Region revenues were $145.3 million, a decrease of $10.3 million compared to $155.6 million in 2001. The decrease is primarily due to lower revenues from a carrier customer who conducted major promotions in the third quarter of 2001

Subsequent to August 31, 2002, the parent of one of the Company’s largest customers announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests, that it was in default on certain credit facilities and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. These events of default provide the customer’s credit facility lenders with certain rights under their credit agreements, including the right to declare their existing loans due and payable.

The Company entered into an agreement with the customer subsequent to August 31, 2002, to convert its current business relationship to a primarily consignment relationship. The new agreement is anticipated to significantly reduce revenues, however it is not expected to have a significant impact on net income, assuming similar volumes of business, since the Company would receive fulfillment fees for the services provided. By converting to a primarily consignment relationship, the Company will reduce its account receivable exposure as well as eliminate the Company’s exposure to declines in market prices and reduce working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. There can be no assurance that the customer will maintain the same volume of business in the future. A significant decline in volumes could have a material adverse impact on the Company’s financial results.

The Company’s operations in the Latin America Region provided $76.5 million of revenues, compared to $69.5 million in 2001, an 10.1% increase. Revenues in Mexico, the region’s largest revenue contributor, were $50.5 million compared to $41.5 million in 2001 due to increased carrier business during the third quarter of 2002. Revenues from the Company’s Miami export operations were $13.5 million compared to $14.3 million in the third quarter a year ago. Revenues from the Company’s Colombia operations were $11.2 million in 2002 and $6.2 million in 2001. The increase was a result of significant promotional activity during the third quarter of 2002 by a major carrier in Colombia. Revenues from the Company’s primarily service operation in Chile were $1.1 million in 2002 and $1.4 million in 2001. Combined revenues from the Argentina and Peru operations were $0.4 million in 2002 and $6.2 million in 2001.

The Company’s European Region operations revenues were $41.8 million, a decrease of $11.8 million from $53.6 million in 2001. Revenues from the Company’s Netherlands operations were $13.8 million in 2002 compared to $7.7 million in 2001, an increase of $6.1 million. This increase was driven by the addition of new customers as well as increased sales to existing customers. The Company’s operations in Sweden provided $24.5 million in 2002 compared to $19.5 million in 2001, an increase of $5.0 million. This increase is primarily attributable to an improvement in the market in Sweden as well as the introduction of new handsets. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales and the acceptance of new handsets technologies and services. Revenues from the Company’s U.K. operation were $3.6 million in 2002 and $26.5 million in 2001.

Gross Profit.    Gross profit increased $3.6 million from $31.1 million to $34.7 million. Gross profit as a percentage of revenues was 6.6% for the quarter ended August 31, 2002, compared to 5.1% for the prior year quarter. Gross profit improved as a percentage of revenues primarily due to additional incentives received from certain manufacturers, primarily in Asia, lower inventory reserves in Taiwan, and improved inventory management in Mexico.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $0.9 million from $28.7 million to $27.8 million. This decrease was primarily attributable to a decrease in bad debt expense of $1.7 million, from $2.4 million in 2001 to an expense of $0.7 million in 2002. Selling, general, and administrative expenses as a percentage of revenues were 5.3% and 4.7%, for the third quarter of 2002 and 2001, respectively.

Separation Agreement.    The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. “Rocky” Johnson, who has served on the Board of Directors since March 1994, became non-executive Chairman of the Board. Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of CellStar, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

Interest Expense.    Interest expense decreased to $1.6 million from $3.5 million. The decrease was primarily a result of the completion of the Company’s Exchange Offer on February 20, 2002.

Impairment of Investment.    The Company recorded a $2.2 million impairment charge in the third quarter of 2001 to reduce the carrying value of its 3.5% investment in a Taiwan retailer. Due to the economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result the Company reduced the carrying value of its 3.5% investment in the retailer to $1.9 million which represent the Company’s estimate of the fair value of its 3.5% interest in the Taiwan retailer.

Other, Net.    Other, net increased $0.1 million, from income of $0.8 million in 2001 to income of $0.9 million in 2002.

Income Taxes.    Income tax expense was $31 thousand for the third quarter of 2002 compared to a benefit of $2.5 million in 2001. The Company’s estimated annual effective rate, excluding the pre-tax charge of $10.2 million and the related tax benefit of $0.2 million as a result of the decision to exit the U.K., Peru and Argentina, which is reflected in the second quarter of 2002, was 16.0% for 2002 compared to 25.0% for 2001. The Company’s effective tax rate has decreased from 25% in 2001 to 16% in 2002 primarily due to higher pre-tax income in the Asia Pacific Region, which generally has a lower statutory tax rate than the U.S. statutory rate.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax. In the third quarter of 2002, the Company extinguished $2.6 million of the Company’s Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock. These transactions resulted in an after-tax extraordinary gain of $35 thousand.

Nine months Ended August 31, 2002 Compared to Nine Months Ended August 31, 2001

Revenues.    The Company’s revenues decreased $103.0 million from $1,828.5 million to $1,725.5 million.

Revenues in the Asia-Pacific Region decreased $36.3 million, or 3.9%, from $939.2 million to $902.9 million. The Company’s operations in the People’s Republic of China provided $739.8 million in revenues, an increase of $66.1 million, or 9.8%, from $673.7 million. Growth in the PRC, where market penetration of handsets is approximately 13% of the total population, was driven by increased market penetration. Growth is increasingly being driven by lower-priced handsets. Revenues from the Company’s operations in Hong Kong decreased from $143.4 million to $31.0 million. As the availability in China of in-country manufactured product has increased, sales to the Company’s Hong Kong based customers that ship products to the remainder of China have decreased. Additionally, the Company’s primary supplier in Hong Kong has significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of the supplier’s in-country manufactured product. Revenues from the Company’s operations in Singapore increased $33.6 million to $96.5 million, or 53.4%, due to carrier promotions and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan decreased $12.4 million, or 48.6% to $13.1 million. The Company’s supplier base in Taiwan is limited, and there were no compelling new products from its major supplier. The Company’s operations in Taiwan were also affected by the high market penetration rate. Revenues in the Philippines declined from $33.8 million to $22.2 million, primarily due to a large customer purchasing directly from the manufacturer

North American Region revenues were $428.4 million, an increase of $21.2 million compared to $407.2 million in 2001. The increase in North America was primarily from the growth of a carrier customer, new products, and the growth of the Company’s direct-to-user services, partially offset by the conversion of a major U.S. account in the first quarter of 2001 to a consignment basis with fulfillment fees

Subsequent to August 31, 2002, the parent of one of the Company’s largest customers announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests, that it was in default on certain credit facilities and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. These events of default provide the customer’s credit facility lenders with certain rights under their credit agreements, including the right to declare their existing loans due and payable.

The Company entered into an agreement with the customer subsequent to August 31, 2002, to convert its current business relationship to a primarily consignment relationship. The new agreement is anticipated to significantly reduce revenues, however it is not expected to have a significant impact on net income, assuming similar volumes of business, since the Company would receive fulfillment fees for the services provided. By converting to a primarily consignment relationship, the Company will reduce its account receivable exposure as well as eliminate the Company’s exposure to declines in market prices and reduce working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. There can be no assurance that the customer will maintain the same volume of business in the future. A significant decline in volumes could have a material adverse impact on the Company’s financial results.

The Company’s operations in the Latin America Region provided $254.0 million of revenues, compared to $307.7 million in 2001, a $53.7 million decrease. Revenues in Mexico, the region’s largest revenue contributor, were $136.2 million compared to $184.5 million in 2001 due to reduced business with carrier customers. Revenues from the Company’s Miami export operations were $41.3 million compared to $38.4 million a year ago, primarily due to increased business with customers in Central America and the Caribbean. Revenues from the Company’s Colombia operations were $57.1 million in 2002 and $59.8 million in 2001. The decline was a result of significant promotional activity during 2001 by a major carrier in Colombia. Combined revenues for the Company’s operations in Argentina and Peru were $16.5 million in 2002 and $20.9 million in 2001. Revenues from the Company’s primarily service operation in Chile were $2.9 million in 2002 and $2.8 million in 2001. Revenues from the Company’s Venezuela operations, which were sold in December 2000, were $1.2 million in 2001.

The Company’s European Region operations recorded revenues of $140.2 million, a decrease of $34.3 million from $174.5 million in 2001. Revenues from the Company’s Netherlands operations were $35.5 million in 2002 compared to $23.7 million in 2001, an increase of $11.8 million. This increase is being driven by the addition of new customers as well as increased sales to existing ones. The Company’s Sweden operations decreased $9.1 million from $66.7 million in 2001 to $57.6 million in 2002. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. Replacement sales have been depressed due to delays in the rollout and acceptance of new handset technologies and services. Revenues from the Company’s U.K. operations were $47.1 million in 2002 and $84.1 million in 2001.

Gross Profit.    Gross profit increased $4.3 million from $100.1 million to $104.4 million. Gross profit as a percentage of revenues was 6.1% for the nine months ended August 31, 2002, compared to 5.5% for the prior year. Cost of sales in 2002 included a $1.5 million charge related to inventory, the marketability of which was negatively impacted by the Company’s decision to exit the U.K., Peru and Argentina operations. Margins improved primarily as a result of additional incentives received from manufacturers and changes in the Company’s geographic mix of revenues.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $10.0 million from $80.9 million to $90.9 million. This increase was primarily attributable to an increase in payroll and benefits, including $1.1 million in senior management transition costs, bad debt expense, advertising and marketing, and insurance premiums. Bad debt expense was $5.3 million and $4.3 million in 2002 and 2001 respectively. Bad debt expense in 2001 included a recovery of $3.9 million related to a receivable from a satellite handset customer, which was reserved in the fourth quarter of 2000. Selling, general, and administrative expenses in 2002 included $1.7 million associated with the closure of the Company’s operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company’s decision to exit these operations. Selling, general, and administrative expenses as a percentage of revenues were 5.3% and 4.4%, for the nine months ended August 31, 2002 and 2001, respectively.

Impairment of Assets.    In the second quarter of 2002, the Company decided as part of its plan to reposition its operations to exit the U.K., Peru and Argentina as soon as practicable. As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

Severance and Exit Charges.    In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all of which consisted of cashoutlays, $1.6 million has been paid or settled as part of the transfer of the company’s Peru and Argentina operations to local management and $1.0 million has not been paid as of August 31, 2002. The remaining $1.0 million relates to severance and lease payments associated with the U.K. operations.

The severance and exit charge consists of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

Separation Agreement.    The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. “Rocky” Johnson, who has served on the Board of Directors since March 1994, became non-executive Chairman of the Board. Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of CellStar, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Alan H. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

Restructuring Charge.    In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

Equity in Loss of Affiliated Companies.    Equity in loss of affiliated companies was $0.8 million in 2001 due to losses from the Company’s 49% minority interest in CellStar Amtel. As a result of the deterioration in the Malaysia market, the Company has divested its ownership in CellStar Amtel.

Gain on Sale of Assets.    During the first quarter ended 2001, the Company recorded a gain on sale of assets of $0.9 million primarily associated with the sale of its Venezuela operations in December 2000.

Interest Expense.    Interest expense decreased to $6.4 million from $12.5 million. The decrease was primarily a result of lower borrowing levels, lower interest rate on the Company’s domestic credit facility and the completion of the Company’s Exchange Offer on February 20, 2002.

Impairment of Investment.    The Company recorded a $2.2 million impairment charge in the third quarter of 2001 to reduce the carrying value of its 3.5% investment in a Taiwan retailer. Due to the economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result the Company reduced the carrying value of its 3.5% investment in the retailer to $1.9 million which represents the Company’s estimate of the fair value of its 3.5% interest in the Taiwan retailer.

Other, Net.    Other, net decreased $2.7 million, from income of $4.3 million to income of $1.6 million, primarily due to a gain of $1.1 million in the first quarter of 2001 on foreign currencies related to European operations compared to a gain of $0.1 million in 2002 and to a reduction in interest income from $2.5 million in 2001 compared to $1.1 million in 2002.

Income Taxes.    Income tax expense increased from an expense of $0.6 million in 2001 to an expense of $1.8 million in 2002 primarily due to higher pre-tax income in the Asia Pacific Region, which generally has a lower statutory tax rate than the U.S. statutory rate. The Company’s estimated annual effective tax rate, excluding the pre-tax charge of $10.2 million and the related tax benefit of $0.2 million as a result of the decision to exit the U.K., Peru and Argentina which is reflected in the second quarter of 2002, was 16.0% for 2002 compared to 25.0% for 2001

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax.    In 2002, the Company had a net extraordinary gain of $11.0 million primarily related to the Company’s Exchange Offer. (See note 5 and Liquidity and Capital Resources).

International Operations

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; changes in cost of and access to capital; changes in import/export regulations, including enforcement policies; “gray market” resales; tariffs and freight rates. Such risks, and political and other factors beyond the control of the Company, including trade disputes among nations, internal political or economic instability in any nation where the Company conducts business, and terrorist acts, could have a material adverse effect on the Company.

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

In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer’s proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations. Since the second quarter of 2001, the Company has incurred losses in its operations in Peru.

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. The Argentine economy has been in a state of turmoil since that time. As a result of the

Company’s decision to exit the operations in Argentina, the Company recorded an impairment charge of $0.9 million for accumulated foreign currency translation adjustments.

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru and Argentina as soon as practicable. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operation in those countries, provided little upside and significant risk. In addition, the Company decided to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the remainder of the year, assessing each operation in view of its over-all long-term strategy. The Company will divest those operations if plans to enhance profitability and return on investment cannot be developed. In conjunction with this decision, the Company’s revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision the Company may make with respect to the balance of its European and South American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a pre-tax charge of $10.2 million for the three months ended May 31, 2002.

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. As of August 31, 2002, the Company’s operations in the U.K. have been closed, except for certain administrative matters. As of October 4, 2002, the Company has returned $7.3 million to the U.S. from the exited operations.

The Company believes that the intrinsic value of the Asia-Pacific Region is not currently reflected in the market price of the Company’s stock. The Company has engaged UBS Warburg to assist it in exploring methods of recognizing the value which it believes is locked up in the Asia-Pacific Region which could include an initial public offering, a sale to outside investors, management buyout or other transaction.

Other

In fiscal 2000 and 2001, the Company incurred losses of $1.8 million and $0.7 million, respectively, related to its minority interest in CellStar Amtel. As a result of the deterioration in the Malaysia market, the Company has divested its 49% ownership in CellStar Amtel.

During the fourth quarter of 2001, the Company recorded a $3.0 million charge for a value added tax prepaid asset in the Company’s Mexico operations for which the recoverability is uncertain.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations (amounts in thousands) and interest rates at August 31, 2002:

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Cash
Notes payable
Revolving credit facility (variable interest, currently 5.75%)	$29,894	29,894	—	—	—
People’s Republic of China credit facilities (3.72% to 5.85%)	49,714	49,714	—	—	—
Taiwan notes payable (3.95%)	320	320	—	—	—
5% Convertible subordinated notes	16,938	16,938	—	—	—
12% Senior subordinated notes	12,374	—	—	12,374	—
Operating leases	7,701	2,673	2,723	1,870	435

	116,941	99,539	2,723	14,244	435
Non-Cash
5% Senior convertible notes (mandatorily convertible)	38,653	38,653	—	—	—

Total	$155,594	138,192	2,723	14,244	435

During the period ended August 31, 2002, the Company relied primarily on cash available at November 30, 2001, funds generated from operations and borrowings under its revolving credit facilities to fund working capital, capital expenditures, and expansions.

At August 31, 2002, the Company’s operations in China had credit facilities in U.S. dollars of $12.5 million bearing interest at 3.72%, and in RMB (local currency in China) of 308 million (approximately USD $37.2 million), bearing interest from 4.54% to 5.85%. The facilities have maturity dates through December 2002. The credit facilities are partially collateralized by U.S. dollar cash deposits and accounts receivable from the Company’s operations in China. The cash deposits were made by the operating entity in Hong Kong as a mechanism to secure repatriation of these funds. At August 31, 2002, the U.S. dollar equivalent of $49.7 million had been borrowed against the credit facilities in China. As a result of this method of funding operations in China, the consolidated balance sheet at August 31, 2002 reflects USD $35.7 million in cash that is restricted as collateral on these advances. The Company also has $0.5 million in restricted cash securing other obligations.

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement (“the Facility”) with a bank and terminated the previously existing facility. On October 12, 2001 the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.

Funding under the Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s Subordinated Notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. At October 7, 2002, the Company had $19.3 million in borrowings and $32.3 million in availability under the Facility.

At November 30, 2001, long-term debt consisted of $150.0 million of the Company’s Subordinated Notes which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

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

On February 20, 2002, the Company completed its Exchange Offer for its Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes and $39.1 million of Senior Convertible Notes. Holders owning $21.4 million of the Subordinated Notes did not exchange them and the Subordinated Notes are now subordinate to the Company’s Facility, the Senior Notes and the Senior Convertible Notes.

The Senior Convertible Notes are mandatorily convertible into the Company’s common stock on November 30, 2002, and bear interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company’s option, on

August 15, 2002, and November 30, 2002. The Senior Convertible Notes are convertible into the Company’s common stock at a split adjusted conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) and may be converted at any time prior to maturity at the option of the holders. The $39.1 million of Senior Convertible Notes are convertible into 7.8 million shares of common stock and are considered as dilutive securities in calculating earnings per share effective February 20, 2002.

The Senior Notes mature January 15, 2007 and bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15.

As of August 31, 2002, the Company had extinguished $4.4 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock. On October 15, 2002, the remaining $16.9 million of Subordinated Notes will become due. The Company expects to have sufficient resources to retire all of the Subordinated Notes.

Cash, cash equivalents, and restricted cash at August 31, 2002 were $77.4 million, compared to $89.3 million at November 30, 2001.

Compared to November 30, 2001, accounts receivable decreased from $216.0 million to $181.4 million at August 31, 2002. Inventories declined to $165.3 million at August 31, 2002, from $218.9 million at November 30, 2001. Management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies, aggressive collection efforts, and better purchasing and inventory management. Accounts payable declined to $160.4 million at August 31, 2002 compared to $229.0 million at November 30, 2001, primarily due to lower inventory levels and early payments made to manufacturers in Asia which allowed the Company to take advantage of cash discounts.

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

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2001, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. In some years, the Company has experienced significant amounts of bad debt, including $51.5 million in fiscal year 2000. In 2000, the decline in the redistributor market in the North American Region and Miami, the decision to exit the Brazil market, and the competitive market conditions significantly impacted bad debt expense. Actual amounts could differ significantly from management’s estimates.

In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company expects to receive from the vendor. In some years, the Company has experienced significant amounts of inventory obsolescence, including $32.3 million in fiscal year 2000. After a supply shortage in 1999, there was an oversupply of product resulting in intense price competition in 2000, which significantly impacted obsolescence. Actual amounts could differ significantly from management’s estimates.

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

The Company does not provide for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, should continue to be reinvested indefinitely. At August 31, 2002, the Company had not provided for U.S. Federal income taxes on earnings of international subsidiaries of approximately $197.9 million. On distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and certain withholding taxes in the various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with this hypothetical calculation.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the recoverability of this intangible asset by determining the estimated future cash flows related to such acquired assets. In the event that goodwill is found to be carried at an amount that is in excess of estimated future operating cash flows, then the goodwill will be adjusted to a level commensurate with a discounted cash flow analysis using a discount rate reflecting the Company’s average cost of funds.

Management’s estimates of future cash flows are based in part upon prior performance, industry conditions, economic conditions, and vendor and customer relationships. Changes in these factors or other factors could result in significantly different cash flow estimates and an impairment charge. In 1999, due to changing market conditions in Poland, the Company considered the remaining $4.5 million in goodwill related to its Poland operations to be impaired. In 2000, due to the current and expected future economic conditions in Venezuela, the Company considered the goodwill related to the Venezuela operations impaired and recorded a $3.9 million impairment charge. In 2000, a major customer’s proposed change to an existing contract that adversely changed the long-term prospects of the Peru operations resulted in the Company recording a goodwill impairment charge of $6.4 million.

At August 31, 2002, the Company had goodwill, net of accumulated amortization, of $21.1 million related to its Asia-Pacific operations ($12.6 million) and its remaining Europe operations in Sweden and the Netherlands ($8.5 million). The Company is assessing its operations in Sweden and the Netherlands over the next six months in view of the Company’s long-term strategy and will divest these operations, if plans to enhance profitability and return on investment cannot be developed (see International Operations).

The Financial Accounting Standards Board has issued Statements No. 141 and No. 142, which will impact the Company’s accounting policy for goodwill. A more complete discussion of Statements No. 141 and No. 142 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Accounting Pronouncements Not Yet Adopted in this Form 10-Q.

(b)  Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized upon delivery. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ acceptance of subscriber contracts and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed.

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

Accounting Pronouncements Not Yet Adopted

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations.” Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or financial position.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill will be determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the impairment provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003. At August 31, 2002, the Company had goodwill, net of accumulated amortization, of $21.1 million related to its Asia-Pacific operations ($12.6 million) and its remaining Europe operations in Sweden and the Netherlands ($8.5 million). The Company will continue assessing its operations in Sweden and the Netherlands over the next three months in view of the Company’s long-term strategy and will divest these operations, if plans to enhance profitability and return on investment cannot be developed (see International

Operations). The Company has determined the adoption of Statement 142 would likely result in a one-time, non-cash pre-tax charge to write-down the Company’s goodwill. Such charge would be nonoperational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of operations.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In April 2002, the FASB issued Statement No. 145, “Revision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of Statement No. 4, Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Statement No. 145 also rescinds Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. Statement No. 145 amends Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic affects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement No. 145 eliminates Statement No. 4, and, thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Statement No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early applications encouraged. The Company expects to reclassify the extraordinary gain on early extinguishment of debt resulting from its Exchange Offer upon adoption. The Company does not expect the adoption of the other portions of this statement to have a material effect on its consolidated results of operations or financial position.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

For the quarter ended August 31, 2002 and 2001, the Company recorded net foreign currency losses of $0.6 million and $0.7 million, respectively in costs of goods sold. For the quarter ended August 31, 2002 and 2001, the Company recorded in other income (expense), net foreign currency gains of $0.5 million and $0.1 million, respectively. As part of the Company’s continuing evaluation of the European and Latin American Regions, the Company has recognized a foreign currency gain of $0.3 million in the third quarter of 2002 related to intercompany advances which were previously not considered to be payable in the foreseeable future.

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

At August 31, 2002, the Company had no forward contracts and does not hold any other derivative instruments.

The Company has foreign exchange exposure on the intercompany advances from the Hong Kong entity to the China entity as the funds have been effectively converted into RMB (local currency in China). The Company also has foreign exchange exposure on the RMB lines of credit in China as they are collateralized by U.S. dollars. For the quarter ended August 31, 2002, $207.9 million, or 39.8%, of the Company’s revenues were from the Company’s operation in China. With the exception of intercompany activity, all revenues and expenses of the China operations are in RMB. The Company does not hold derivative instruments related to the RMB.

In December 2001, the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. The Argentine economy has been in a state of turmoil over the last nine months. As a result of the Company’s decision to exit the operations in Argentina, the Company recorded an impairment of $0.9 million for currency translation adjustments in the second quarter of 2002.

Derivative Financial Instruments

The Company periodically uses various derivative financial instruments as part of an overall strategy to manage its exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company periodically uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with international operations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s risk of loss in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments. The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of its international operations. The forward contracts establish the exchange rates at which the Company purchases or sells the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.

At August 31, 2002, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The Company’s borrowings and interest rates are summarized in tabular form under the heading Liquidity and Capital Resources.

The interest rate of the Company’s Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank

Offered Rate. During the quarter ended August 31, 2002, the interest rate of borrowings under the Facility was 5.75%. The Company has short-term borrowings in China at rates varying from 3.72% to 5.85%. The Company manages its borrowings under the Facility each business day to minimize interest expense. A one percent change in variable interest rates will not have a material impact on the Company.

The Subordinated Notes have a fixed coupon interest rate of 5.0% and are due on October 15, 2002. The Senior Convertible Notes have a fixed coupon interest rate at 5.0% and mature November 30, 2002. The Senior Notes have a fixed coupon interest rate at 12.0% and mature January 15, 2007.

Item 4.     Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of the quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II—OTHER INFORMATION

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

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1	Employment Agreement dated as of July 5, 2002 by and among CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien.(1)(2)

10.2	Second Amendment to Employment Agreement dated as of September 10, 2002 by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser.(1)(2)

10.3	First Amendment to Employment Agreement dated as of September 10, 2002 by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez.(1)(2)

10.4
Fourth Amendment to Loan Agreement entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent to the Lenders.(1)

10.5	Distribution and Fulfillment Services Agreement effective as of December 22, 1999 by and between Chase Telecommunications, Inc., doing business as Cricket Communications, and CellStar, Ltd.(1)

10.6
Amendment No. 1 to Distribution and Fulfillment Services Agreement effective as of September 21, 2001 by and between Cricket Communications, successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd.(1)

10.7
Amendment No. 2 to Distribution and Fulfillment Services Agreement effective as of July 2, 2002 by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd.(1)

10.8
Addendum to Amendment No. 2 to Distribution and Fulfillment Services Agreement effective as of July 2, 2002 by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd.(1)

10.9	Letter Agreement dated as of January 15, 2002 by and between Cricket Communications, Inc. and CellStar, Ltd.(1)

10.10	Amendment No. 3 to Distribution and Fulfillment Services Agreement effective as of October 9, 2002 by and between Cricket Communications, Inc. and CellStar, Ltd.(1)

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(b)  Reports on Form 8-K.

None.

(1)	Filed herewith.
(2)	The exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ ROBERT A. KAISER
Robert A. Kaiser Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ RAYMOND L. DURHAM
Raymond L. Durham Vice President, Corporate Controller (Principal Accounting Officer)

Date:    October 15, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terry S. Parker, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CellStar Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Terry S. Parker, Chief Executive Officer

Date:    October 15, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert A. Kaiser, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CellStar Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Robert A. Kaiser, Chief Financial Officer

Date:    October 15, 2002

EXHIBIT INDEX

Exhibit No._	Description

10.1	Employment Agreement dated as of July 5, 2002 by and among CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (1)(2)

10.2	Second Amendment to Employment Agreement dated as of September 10, 2002 by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (1)(2)

10.3	First Amendment to Employment Agreement dated as of September 10, 2002 by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (1) (2)

10.4
Fourth Amendment to Loan Agreement entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent to the Lenders. (1)

10.5	Distribution and Fulfillment Services Agreement effective as of December 22, 1999 by and between Chase Telecommunications, Inc., doing business as Cricket Communications, and CellStar, Ltd.(1)

10.6
Amendment No. 1 to Distribution and Fulfillment Services Agreement effective as of September 21, 2001 by and between Cricket Communications, successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd.(1)

10.7
Amendment No. 2 to Distribution and Fulfillment Services Agreement effective as of July 2, 2002 by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd.(1)

10.8
Addendum to Amendment No. 2 to Distribution and Fulfillment Services Agreement effective as of July 2, 2002 by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd.(1)

10.9	Letter Agreement dated as of January 15, 2002 by and between Cricket Communications, Inc. and CellStar, Ltd.(1)

10.10	Amendment No. 3 to Distribution and Fulfillment Services Agreement effective as of October 9, 2002 by and between Cricket Communications, Inc. and CellStar, Ltd.(1)

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	The exhibit is a management contract or compensatory plan or arrangement.