Form 10-K
period 2002-11-30
CELLSTAR CORP
filed 2003-02-28
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year	Commission File Number
Ended November 30, 2002	0-22972

CELLSTAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State of Incorporation)	(I.R.S. Employer Identification No.)

1730 Briercroft Court

Carrollton, Texas 75006

Telephone (972) 466-5000

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Rights to Purchase Series A Preferred Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 31, 2002, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $4.07 as reported by the Nasdaq National Market, was approximately $32,590,562. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 20, 2003, based on the closing sale price of $5.54 as reported by the Nasdaq National Market, was approximately $59,476,742. (For purposes of determination of the above stated amounts, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 20, 2003, there were 20,354,365 outstanding shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders of the Company to be held during 2003 are incorporated by reference into Part III of this Form 10-K.

CELLSTAR CORPORATION

PART I.

Item 1.    Business

General

CellStar Corporation (the “Company” or “CellStar”) is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North America, Latin America and European regions. The Company facilitates the effective and efficient distribution of handsets, related accessories, and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers.

The Company’s “Asia-Pacific Region” consists of the People’s Republic of China (the “PRC”), Hong Kong, Taiwan, Singapore, The Philippines, and Korea. Malaysia was included in the Asia-Pacific Region until the Company fully divested its ownership interests in the third quarter of 2002. The Company’s “North American Region” consists of the United States. The Company’s “Latin American Region” consists of Mexico, Chile, Colombia, and the Company’s Miami, Florida operations. The Company’s “European Region” consists of Sweden and The Netherlands.

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. (See “Business—Latin American Region” and “Business—European Region”). During the third quarter of 2002, the Company completed the divestiture of its operations in Peru and Argentina. As of August 31, 2002, the Company’s operations in the U.K were closed, except for certain administrative matters. In January, 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. In addition, the Company has completed the evaluations of the balance of its Latin American markets, excluding Mexico and Miami, as well as its Sweden operations. The Company has decided to keep its operations in Chile, to negotiate with its major carrier customer in Colombia to shift its business from CellStar’s operation in Colombia to Miami, and to explore sale opportunities for its operations in Sweden.

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations have focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. Based on these evaluations, the Company has decided to pursue an initial public offering of its operations in the PRC, Hong Kong and Taiwan (the “Greater China Operations”) on an exchange in Asia. Although the Company intends to pursue the transaction that it believes will be most favorable to the Company, there are a number of steps to be completed before there is such a transaction. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

As a result of such evaluation process, however, the Company is now required by generally accepted accounting principles (“GAAP”) to effect a change in its historical accounting treatment for the undistributed earnings of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2002.) Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002 of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

The Company’s distribution services include purchasing, selling, warehousing, picking, packing, shipping and “just-in-time” delivery of wireless handsets and accessories. In addition, the Company offers its customers value-added services, including Internet-based supply chain services via its OrderStar® system (patent pending), Internet-based tracking and reporting, inventory management, marketing, prepaid wireless products, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. The Company also provides wireless activation services and operates retail locations in certain markets from which wireless communications products and accessories are marketed to the public.

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

The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc. (“National Auto Center”), a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, National Auto Center began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola, Inc. (“Motorola”) wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991, and the Company entered into similar arrangements with Motorola in the Asia-Pacific Region in 1994 and the European Region in 1996. The Company has also entered into similar distributor agreements with other manufacturers, including Nokia Inc. (“Nokia”), Sony Ericsson (USA) Inc. (“Sony Ericsson”), Samsung Electronics LatinoAmerica Miami, Inc. (“Samsung”), Kyocera Wireless Corp. (“Kyocera”) and Wuhan NEC Mobile Communication Co., Ltd. (“NEC”).

Wireless communications technology encompasses wireless communications devices such as handsets, personal digital assistants, satellite dishes, instant messaging devices, pagers and two-way radios. The Company believes that handsets with color screens, picture messaging, polyphonic speakers and digital camera capabilities should increase consumer demand for new and replacement handsets. In addition, the emergence of new technologies, including data products and services, should create opportunities in the wireless market as users continually strive to stay connected while remaining mobile.

From its inception in 1983, the wireless handset market grew rapidly until 2001, when overall growth in the industry slowed. In 2002, the Company was faced with a difficult economic environment in the wireless industry in general. Despite recent slowdowns, the Company believes that future growth in the worldwide subscriber base and the convergence of existing and emerging technologies into a single multifunction handset enabling the user to connect to a wireless web and take and send digital photographs should create significant new opportunities for growth. The Company believes that the wireless communications industry should continue to grow, although at a slower rate than in prior years, for a number of reasons, including increased service availability, the lower cost of wireless service compared to conventional landline telephone systems, and the availability of handsets with emerging technologies. The Company also believes that advanced digital technologies have led to increases in the number of network operators and resellers, which have promoted greater competition for subscribers and will continue to result in increased demand for wireless communications products.

CellStar’s revenues grew at a 8.2% compound annual rate for the five fiscal years ended November 30, 2002, and decreased 9.7% for the year ended November 30, 2002, compared to the prior fiscal year. The Company generated 74.6% of its revenues in 2002 from operations conducted outside the United States.

Cautionary Statements

The Company’s success will depend upon, among other things, economic conditions, wireless market conditions, the financial health of its largest customers, its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business, and successfully manage the repositioning of its operations.

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, potentially unstable channels of distribution, increased credit risks, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales, and tariff and freight rates.

In addition to the factors listed above, threats of terrorist attacks in the United States, the U.S. retaliation for these attacks, possible U.S. military action in Iraq, the related decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on our business.

The Company’s consolidated financial statements and accompanying notes, which include certain business segment and geographic information for the last three fiscal years, can be found in Part IV of this Form 10-K.

Asia-Pacific Region

The Company believes that in the Asia-Pacific Region, primarily in China, demand for wireless communications services has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. In addition, declining tariffs and low-end handsets are expected to increase penetration in the future, as a larger proportion of the population will be able to afford to use wireless communication services. According to UBS Warburg, LLC, for the Pacific Rim, total subscribers are estimated to grow from approximately 328 million in 2001 to 676 million by 2005.

In China, according to data provided by the Ministry of Information and Industry of the PRC (the “MII”), the number of subscribers in recent years has increased at a compound annual growth rate of 111%, from approximately 177,000 at the end of 1992 to approximately 145 million at the end of 2001. According to the MII, the number of mobile telephone subscribers in China as of December 31, 2002 was 206.6 million. This growth is expected to continue, with the number of subscribers in China predicted to expand to 285 million by the year 2006, according to Datamonitor. As of December 2002, China had a penetration rate of approximately 16%. Based on these and other factors, as well as the large population base and economic growth in this region, the Company believes that phone users should increasingly use wireless systems, which should continue to create growth opportunities in the region.

In the Asia-Pacific Region, the Company offers wireless handsets and accessories manufactured by Original Equipment Manufacturers (“OEMs”), such as Nokia, Motorola, Sony Ericsson and NEC and aftermarket accessories manufactured by a variety of suppliers. Throughout the region, the Company acts as a wholesale distributor of wireless handsets to large and small volume purchasers.

CellStar (Asia) Corporation Limited (“CellStar Asia”), the oldest of the Company’s wholly-owned business units in the region, derives its revenue principally from wholesale sales of wireless handsets to Hong Kong-based companies that export these products.

Shanghai CellStar International Trading Co., Ltd. (“CellStar Shanghai”), a wholly-owned, limited liability foreign trade company established in Shanghai, China, commenced operations in China in 1997 in the Shanghai Waigaiqiao Bonded Zone. CellStar Shanghai purchases wireless handsets locally manufactured by Nokia, Motorola, Sony Ericsson and NEC and wholesales those products to distributors and retailers located throughout China. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations using CellStar’s trademarks. Under the terms of these arrangements, CellStar Shanghai provides services, sales support, training and access to promotional materials for use in these distributors’ operations. As a result of these cooperative arrangements, approximately 1,700 retail points of sale in China display the CellStar name and trademarks. In exchange, those distributors agree to purchase only from CellStar Shanghai those products sold by CellStar Shanghai.

CellStar Shanghai currently deals with numerous local distributors, including distributors located in the ten largest metropolitan areas in China. The Company has an extensive distribution network through its sales of products to 26 wholesale distributors located throughout China. The Company has a total of 67 wholesale customers in China. CellStar Shanghai’s largest customer, Beijing Fengxing Shi Da, constituted approximately 10% of consolidated revenues for fiscal 2002. CellStar Shanghai is the major supplier for this customer, a wholesale distributor located in northern China. CellStar Shanghai also provides marketing support to this customer in the form of marketing managers and other assistance.

CellStar Shanghai leases warehouse, showroom and office space in the Pudong district of Shanghai, as well as office and warehouse space in both Beijing and Guangzhou.

A substantial amount of revenues in the Asia-Pacific Region are generated in the China market. China is the largest cellular phone market in the world, and the Company anticipates that the China market will continue to expand. However, there can be no assurance that growth in demand in China for mobile communications products will continue at the current pace.

Additionally, carriers in China historically have not subsidized the sale of handsets in connection with activations as is frequently done in the U.S. market. As a result, the China market has begun to shift toward a preference for less expensive handsets as the market begins to mature. Accordingly, the Company’s sales of higher-end handsets manufactured by Nokia and Motorola, the Company’s largest suppliers for that market, have been negatively impacted by increased competition from manufacturers of low-end handsets. The Company does not currently have supply agreements with manufacturers of low-end handsets; however, the Company is working to increase its product offerings to include such low-end handsets. There can be no assurance that the Company will be able to procure such low-end handsets on favorable terms such that it can effectively compete in this area.

For the year ended November 30, 2002, the five largest customers of the Asia-Pacific Region accounted for approximately 46.6% of the total revenues of the region. The Company’s customers in the Asia-Pacific Region are not obligated, pursuant to any contractual commitments or otherwise, to purchase any minimum amount of the products distributed by its subsidiaries in the region. The region’s principal competitors are other agents who distribute the same brands of mobile telephones as the Company, and increased sales by these competitors may directly decrease the sales of products carried by the Company’s subsidiaries in the Asia-Pacific Region. Further, the Company expects competition to remain strong in the future, especially given the easing of restrictions on foreign entities engaging in wholesale distribution, which is anticipated in connection with China’s entry into the World Trade Organization.

In China, operation of the business is materially affected by regulations that limit its methods of operation. A wholly foreign owned trading company such as CellStar Shanghai is not permitted by current laws and regulations to operate as a wholesaler or a retailer in the domestic China market. As a result, the Company’s trading activities are currently carried out via government authorized commodities exchanges in the Waigaoqiao Bonded Zone which possess the requisite government licenses to conduct trading activities between enterprises located in the Waigaoqiao Bonded Zone and enterprises located outside that zone. The Company’s operations in the PRC are dependent upon the continuation of these trading practices in the Waigaoqiao Bonded Zone. If the central or local PRC governmental authorities decide to reverse this practice, the Company’s operations in the PRC may be adversely affected. The telecommunications industry in China is a heavily regulated industry. Under current regulations, foreign investors are restricted from participating in the operation and management of a telecommunications services business in China. Further, the Renminbi, (the “RMB”) the currency used in the PRC, is not a freely convertible currency. PRC legal requirements, and the interpretation thereof, are subject to change from time to time. Any failure of the Company to comply with such requirements could harm its business and adversely affect its financial condition and results of operations.

The other countries in the Asia-Pacific Region in which the Company operates include Singapore, Taiwan, The Philippines and Korea. Although the Company’s business in the Asia-Pacific Region is predominantly wholesale, retail operations are also conducted in Taiwan. Revenues in Singapore and The Philippines are derived solely from wholesale customers. The Company’s operations in Korea consist of a majority-owned (80%) subsidiary set up to locate and purchase product and to develop relationships with local handset manufacturers in the area. In the third quarter of 2002, due to the continuing deterioration in the Malaysia market, the Company completed the divesture of its ownership interest in CellStar Amtel Sdn Bhd (“CellStar Amtel”), a Malaysian joint venture in which the Company was a minority partner.

The following table outlines CellStar’s entry into the Asia-Pacific Region for countries in which operations were conducted in fiscal 2002:

Country	Year Entered	Type of Operation (as of November 30, 2002)
Hong Kong	1993	Wholesale
Singapore	1995	Wholesale
The Philippines	1995	Wholesale
Malaysia	1995	Wholesale and Retail (ownership divested in third quarter of 2002)
Taiwan	1995	Wholesale and Retail
People’s Republic of China	1997	Wholesale
Korea	2000	Purchasing

At November 30, 2002, the Company sold its products to over 250 wholesale customers in the Asia-Pacific Region, the ten largest of which accounted for approximately 31% of consolidated revenues. The Company offers a broad product mix compatible with digital systems in the Asia-Pacific Region and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force, trade shows, direct advertising, and incentives to retail and wholesale customers. To penetrate local markets in certain countries, the Company has made use of subagent and license relationships.

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations have focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. Based on these evaluations, the Company has decided to pursue an initial public offering of its Greater China Operations on an exchange in Asia. Although the Company intends to pursue the transaction that it believes will be most favorable to the Company, there are a number of steps to be completed before there is such a transaction. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

As a result of such evaluation process, however, the Company is now required by GAAP to effect a change in its historical accounting treatment for the undistributed earnings of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2002.) Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

North American Region

Wireless communications services in the United States were developed as an alternative to conventional landline systems and were among the fastest growing market segments in the communications industry. Growth in subscribers in the United States decreased during 2002 due to the economic slow down and, more generally, due to declining rates of subscriber growth as overall rates of penetration in the wireless industry approach 50%.

The Company offers a broad product mix in the United States, and anticipates that the Company’s product offerings will continue to expand with the evolution of new technologies as they become commercially viable. The Company distributes products through direct-to-retailer fulfillment, direct-to-distributor fulfillment and direct-to-consumer fulfillment of both handsets and accessories. The Company also offers value-added fulfillment services such as kitting, programming, one-off shipping, inventory purchasing and warehousing to its customers. In addition, the Company provides private labeling services for handsets and accessories to several major carriers.

The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Nokia, Kyocera and Sony Ericsson, and aftermarket accessories manufactured by a variety of suppliers. The Company’s revenues in the North American Region are generated primarily from handset sales. The Company also offers satellite dish technology. The Company’s distribution operations and value-added services complement the manufacturer distribution channels by allowing the manufacturers to distribute their products to smaller volume purchasers and retailers.

At November 30, 2002, the Company sold its products to approximately 2,400 customers in the North American Region, the ten largest of which accounted for approximately 14.6% of consolidated revenues.

In the fourth quarter of 2002, the parent of one of the Company’s largest customers announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests, that it was in default on certain credit facilities and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. These events of default provided the customer’s credit facility lenders with certain rights under their credit agreements, including the right to declare their existing loans due and payable. Revenues from this customer were less than 10% of the Company’s consolidated revenues for fiscal 2002.

In October 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal 2002 revenues, the Company anticipates that revenues in future periods will decrease as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The future impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the historical gross margin on product sales. There can be no assurance that fulfillment fees under the new agreement will equal historical gross margin. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement expired on January 31, 2003 but has been extended through February 28, 2003. The Company expects to extend the current agreement, with certain modifications, until March 31, 2003. During this extension, the Company intends to negotiate a new agreement with this customer. There can be no assurance the agreement will be renewed or that the customer will maintain similar volumes of business in the future. The Company expects a decline in volume for fiscal 2003 which could have a material adverse impact on the Company’s financial results.

The Company continues to develop and enhance the functionality of its OrderStar® and netXtreme(SM) programs. These programs are proprietary, Internet-based order entry and supply-chain services software and systems designed to assist customers in the submission and tracking of orders and to allow customers to analyze their business activities with CellStar through the creation of customized reports. The OrderStar® system was officially launched in March of 2002 and replaced the existing AOS On-Line system. New and existing customers began migrating to the OrderStar® system thereafter, and the migration was completed in the fourth quarter of 2002. The OrderStar® system enhances the CellStar customer experience by offering faster product navigation and streamlined checkout procedures, private labeling capabilities, and marketing and advertising opportunities. Together, the OrderStar® and netXtreme systems greatly enhance a customer’s ability to actively manage inventories and reduce supply-chain delays while reducing the cost to CellStar of fulfilling their orders. Today, nearly 80% of all orders CellStar receives in the U.S. are in electronic form via the OrderStar® or

netXtreme systems or electronic data interchange (EDI). In addition, the Company assists customers in developing e-commerce platforms and solutions designed to enhance sales and reduce product delivery and activation delays.

Although the Company’s business in the North American Region is primarily generated from wholesale revenues, as of November 30, 2002, the Company operated two retail locations in the United States—one in Austin, Texas, and one in Houston, Texas. The Company’s activation agreements with wireless carriers for these locations expire in the third quarter of 2003. There can be no assurance that these agreements will be renewed. The Company uses several marketing strategies throughout the North American Region, including trade shows, trade magazine advertising, direct mail, e-marketing, and distributing product catalogs and service and program brochures.

Latin American Region

As in the Asia-Pacific Region, the Company believes that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. However, political and economic instability in the region in recent years in certain of the countries in which the Company operates has caused the Company to formulate a strategy to reposition its operations in those areas.

In the second quarter of 2002, as a result of economic instability and continued economic decline, the Company decided as part of its plan to reposition its operations that it would exit Peru and Argentina as soon as practicable. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operations in those countries, provided little upside and significant risk. During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations to local management. In addition, the Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operation in Chile as this operation is expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the carrier customer’s business to the Company’s Miami export operations.

In the Latin American Region, CellStar offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs, such as Motorola, Samsung, Kyocera, Nokia and Sony Ericsson, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers. The Company, through its Miami, Florida operations, acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, the Company’s Miami operations are included in the Latin American Region.

Consistent with the change in historical accounting treatment for undistributed earnings in the Asia-Pacific Region, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

Although the Company’s business in the Latin American Region is predominantly wholesale and value-added fulfillment services, the Company conducts retail operations in all countries in which it operates in this region, with the exception of the Miami operations. At November 30, 2002, CellStar operated 94 retail locations (including kiosks) in the Latin American Region, 36 of which are located in Chile, 36 of which are located in Colombia, and 22 of which are located in Mexico. Historically, the Company has acted primarily through wholly-owned subsidiaries in each of the countries in this region.

The following table outlines CellStar’s entry into the Latin American Region for countries in which operations were conducted in fiscal 2002:

Country	Year Entered	Type of Operation (as of November 30, 2002)
Mexico	1991	Wholesale and Retail
Chile	1993	Wholesale and Retail
Colombia	1994	Wholesale and Retail
Argentina	1995	Wholesale and Retail
		(Divested in third quarter of 2002)
Peru	1998	Wholesale and Retail
		(Divested in third quarter of 2002)

The Company’s Mexico operations derive their revenues primarily from wholesale purchasers and activation of handsets. The Company’s operations in Mexico account for approximately 60%, 61%, and 54% of the Latin America Region’s revenues in 2000, 2001, and 2002, respectively. Over the last three years, the operations in Mexico have recognized operating gains (losses) of $15.4 million, ($9.8) million, and ($11.5) million in 2000, 2001, and 2002, respectively. The Company believes growth and profit potential exist in the Mexico market due to the size of this market as well as the relationships being built between the carriers and the Company.

As of November 30, 2002, the Company sold its products to over 700 wholesale customers, including subagents, in the Latin American Region, excluding Argentina and Peru. The ten largest customers accounted for approximately 9.3% of the Company’s consolidated revenues in fiscal 2002. The Company offers a broad product mix in the Latin American Region, including products that are compatible with both digital and analog systems, and anticipates that its product offerings will continue to expand in the countries in which the Company continues to operate with the evolution of new technologies as such products become commercially viable.

The Company markets its products through trade shows, trade magazines, direct sales and advertising. The Company uses direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in certain countries.

European Region

The Company acts as a wholesale distributor of wireless communications products in the European Region to large volume purchasers, such as wireless carriers and retailers, as well as to smaller volume purchasers. The Company uses distribution facilities in Stockholm, Sweden and s’Hertogenbosch, The Netherlands, to serve customers in the European Region. In the European Region, the Company offers wireless communications handsets, related accessories and other wireless products manufactured by its primary suppliers, Nokia and Sony Ericsson, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers.

In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. Trading in wireless handsets involves the purchase of wireless handsets from sources other than the manufacturers or network operators (i.e., trading companies) and the sale of those handsets to other trading companies. The curtailment in the Company’s trading activities had a significant impact on revenues and profit for its U.K. operations and on the European Region as a whole for fiscal 2001. The Company decided, in the second quarter of 2002, to exit the U.K. as soon as practicable. The Company determined that improving its position in the U.K. would require substantial investment in that market, which the Company was not willing to make. As of August 31, 2002, the Company’s operations in the U.K. were closed except for certain administrative matters.

In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. In addition, as part of the Company’s overall plan to reposition its operations, the Company has completed the evaluation of its operations in Sweden and will explore opportunities to sell these operations.

Consistent with the change in historical accounting treatment for undistributed earnings in the Asia-Pacific Region, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

Although the Company’s business in the European Region is predominantly wholesale, the Company has one retail location in The Netherlands. The Company has historically acted through wholly-owned subsidiaries in each of the countries in this region. The following table outlines the Company’s entry into the European Region for countries in which operations were conducted in fiscal 2002:

Country	Year Entered	Type of Operation (as of November 30, 2002)
United Kingdom	1996	Wholesale
		(Closed as of August 31, 2002)
Sweden	1998	Wholesale
The Netherlands	1999	Wholesale and Retail

As of November 30, 2002, the Company sold its products to over 1,700 wholesale customers in the European Region, excluding the U.K., the ten largest of which accounted for approximately 2.5% of consolidated revenues. The Company offers a broad product mix compatible with digital systems in the European Region. The Company markets its products through direct sales, trade shows, custom catalogues and advertising.

Industry Relationships

The Company has established strong relationships with leading wireless equipment manufacturers and wireless service carriers. Although the Company purchased its products from more than 20 suppliers in fiscal 2002, the majority of the Company’s purchases were from Nokia, Motorola, Sony Ericsson, Samsung and Kyocera. For the year ended November 30, 2002, Nokia and Motorola accounted for approximately 74% of the Company’s product purchases.

The Company has distribution agreements with many of its suppliers, including Motorola, Nokia, Sony Ericsson, Kyocera, NEC, and Samsung, or their foreign affiliates, that specify territories, pricing and payment terms. These contracts typically provide the Company with “price protection,” or the right to receive the benefit of price decreases on products currently in the Company’s inventory if such products were purchased by the Company within a specified period of time prior to the effective date of the price decrease. The Company also has established supply relationships with other manufacturers on a purchase order basis, such as LG and Panasonic.

In the past, the Company’s expansion has been due to several factors, one of which is its relationship with Motorola, historically one of the largest manufacturers of wireless products in the world and the Company’s largest supplier in the North American Region. In July 1995, Motorola purchased a split-adjusted 417,862 shares of the outstanding common stock of the Company, currently approximately 2% of the Company’s total shares outstanding. The Company believes that its relationship with Motorola and its other suppliers should enable it to continue to offer a wide variety of wireless communications products in all markets in which it operates. In addition, strong relationships with Nokia, the Company’s largest supplier in fiscal 2002, have helped to solidify the Company’s position in domestic and foreign markets. While the Company believes that its relationship with Motorola, Nokia and other significant vendors is satisfactory, there can be no assurance that these relationships will continue.

The loss of Motorola, Nokia or any other significant vendor, a substantial price increase imposed by any vendor or a shortage or oversupply of product available from its vendors could have a material adverse impact on the Company. No assurance can be given that product shortages or product surpluses will not occur in the future.

Asset Management

The Company continues to invest in and focus on technology to improve financial and information control systems. The Company expanded and extended its technology tools to improve financial and information control systems during 2002 in the following areas: (i) completion of the implementation of virtual private network capabilities in the PRC and Taiwan, greatly increasing wide area network performance; (ii) expansion of customer usage of the Company’s netXtreme tools; (iii) further expansion of EDI processing for both customer and vendor relationships; (iv) streamlining processes in the PRC through infrastructure and applications for multiple level distribution operations; and (v) expansion of the Company’s supply chain management system. One result of the Company’s technology investment is that e-commerce tools process over 80% of all U.S. orders and virtually all orders in the PRC. The Company believes these initiatives will continue to position the Company to take advantage of the market trends with Internet-based commerce and further provide opportunities to integrate its systems with those of its customers.

The Company’s suppliers ship directly to the Company’s warehouse or distribution facilities or drop ship directly to the Company’s customers. Inventory purchases are based on quality, price, service, market demand, product availability and brand recognition. Some of the Company’s major vendors provide favorable purchasing terms to the Company, including price protection credits, stock balancing, increased product availability and cooperative advertising and marketing allowances.

Inventory control is important to the Company’s ability to maintain its margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The Company uses its integrated management information technology systems, specifically its inventory management, electronic purchase order and sales modules (consisting of its OrderStar® and netXtreme systems) to help manage inventory and sales margins.

Accounts receivable management is important to the Company’s ability to control its bad debt expense and working capital. The Company uses a variety of credit management tools, including credit scoring services and, in certain of its markets, credit insurance to manage its accounts receivable exposure.

The Company has converted certain of its customer accounts to a consignment model. Under this model, the customer owns the inventory and the Company provides fulfillment services for those products. Consignment offers certain advantages, including lower working capital requirements, reduced accounts receivable exposure and reduced exposure to inventory obsolescence. Although overall revenues may be lowered as a result of operating on a consignment model, the Company believes that net income is not significantly impacted as fulfillment fees are being generated. Ultimately the impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the historical gross margin on product sales. There can be no assurance that fulfillment fees will equal historical gross margins.

The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. The Company’s success depends in large part upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over the Company’s products or that render the products sold by the Company obsolete or less marketable. The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit these risks by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company’s significant inventory investment in its international operations exposes it to certain political and economic risks. See “Business – Cautionary Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations.” Typically, the Company ships its products within one business day of receipt of customer orders and, therefore, backlog is not considered material to the Company’s business.

Significant Trademarks

The Company markets certain of its products under the trade name “CellStar.” The Company has registered the trade name “CellStar” on the Principal Register of the United States Patent and Trademark Office and has registered or applied for registration of its trade name in certain foreign jurisdictions. The Company has also filed for registrations of its other trade names in the United States and other jurisdictions in which it does business.

Competition

The Company operates in a highly competitive environment and believes that such competition will intensify in the future. The Company competes primarily on the basis of inventory availability and selection, delivery time, service and price. Many of the Company’s competitors are larger and have greater capital and management resources than the Company. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. The Company’s ability to remain competitive will therefore depend upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be successful in anticipating and adapting to such technological changes.

In the current U.S. wireless communications products market, the Company’s primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. The Company also competes with logistics companies who provide similar distribution and inventory management services. Competitors of the Company in the Asia-Pacific, Latin American and European Regions include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for wireless carriers.

Seasonality and Cyclicality

The Company’s sales are influenced by a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. The Company’s sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company’s principal markets could have a materially adverse effect on the Company’s operating results.

Employees

As of November 30, 2002, the Company had approximately 1,100 employees worldwide. In Mexico, certain of the Company’s employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

Terry S. Parker	57	Chief Executive Officer

A.S. Horng	45	Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited

Robert A. Kaiser	49	Senior Vice President, Chief Financial Officer and Treasurer

Elaine Flud Rodriguez	46	Senior Vice President, General Counsel and Secretary

Raymond L. Durham	41	Vice President and Corporate Controller

Terry S. Parker has served as Chief Executive Officer of the Company since July 2001, as a director of the Company since March 1995 and as President and Chief Operating Officer of the Company from March 1995 through July 1996. Mr. Parker served as Senior Vice President of GTE Corporation and President of GTE’s Personal Communications Services, GTE’s wireless division, from October 1993 until he joined the Company. From 1991 to 1993, Mr. Parker served as President of GTE Telecommunications Products and Services. Before 1991, Mr. Parker served as President of GTE Mobile Communications. Mr. Parker serves as an officer of the Company pursuant to his employment agreement.

A.S. Horng has served as Chairman of CellStar Asia since January 1998 and has also served as Chief Executive Officer of CellStar Asia since April 1997 and General Manager since 1993. From April 1997 until January 1998, Mr. Horng served as Vice Chairman of CellStar Asia, and from April 1997 until October 1997, Mr. Horng served as President of CellStar Asia. From 1991 to 1993, Mr. Horng was President of C-Mart USA Corporation, a distributor and manufacturer of aftermarket wireless phone accessory products. Mr. Horng serves the Company pursuant to his employment agreement.

Robert A. Kaiser has served as Senior Vice President, Chief Financial Officer and Treasurer since December 2001. Prior to joining CellStar, Mr. Kaiser served as President and Chief Executive Officer of MobileStar Network Corporation, a provider of broadband wireless Internet access, from May 2001 to December 2001. Prior to joining MobileStar, Mr. Kaiser served as Chief Executive Officer of WorldCom Broadband Solutions Group from August 2000 to May 2001. Mr. Kaiser served as Chief Executive Officer and Chief Financial Officer of SkyTel from January 2000 to August 2000 and as Chief Financial Officer from August 1996 to December 1999. Mr. Kaiser served as Chief Financial Officer of Southwestern Bell’s Mobile Systems from March 1987 to August 1996. Mr. Kaiser serves as an officer of the Company pursuant to his employment agreement.

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

Raymond L. Durham has served as Vice President and Corporate Controller since February 2001, Corporate Controller from November 1999 until January 2001, and acting Corporate Controller from July 1999 until November 1999. From March 1997 until July 1999, Mr. Durham served as Director of Audit Services for the Company. Prior to joining the Company, he was with KPMG LLP, an international independent accounting firm, from 1986 until 1997 where he held several positions including Audit Senior Manager from 1990 until 1997. Mr. Durham is a certified public accountant.

The Company’s success is dependent on the efforts of its executive officers and key employees including Terry S. Parker, Chief Executive Officer, and A.S. Horng, the Chairman, Chief Executive Officer and General Manager of the CellStar Asia. The Asia-Pacific Region was responsible for approximately 51% of the Company’s revenues for fiscal 2002. If Mr. Horng were to depart as Chief Executive Officer of CellStar Asia, the Company’s operations in the Asia-Pacific Region could be materially adversely affected. Although the Company has entered into employment agreements with these officers and several other officers and key employees, there can be no assurance that the Company will be able to retain their services.

The Company does not maintain key man insurance on the life of any officer of the Company. The loss or interruption of the continued full-time service of the Company’s executive officers and key employees could have a material adverse impact on the Company’s business. To support its continued growth, the Company must effectively recruit, develop and retain additional qualified management. The inability of the Company to attract and retain such necessary personnel could also have a material adverse effect on the Company.

Item 2.    Properties

As of November 30, 2002, the Company had a total of 25 operating facilities in the Asia-Pacific Region, 23 of which were leased; a total of 109 operating facilities in the Latin American Region (including kiosks), all but one of which were leased; and a total of 6 operating facilities in the European Region, all of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

The Company’s corporate headquarters is located at 1730 Briercroft Court, and its principal North American Region distribution facility is located at 1728 Briercroft Court, each in Carrollton, Texas. Both facilities are owned by the Company. As of November 30, 2002, the Company had three other operating facilities in the North American Region, all of which were leased.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fiscal quarter ended November 30, 2002.

PART II.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “CLST.” The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by Nasdaq (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002).

	High	Low
Fiscal Year ended November 30, 2002
Quarter Ended:
February 28, 2002	$4.80	3.00
May 31, 2002	4.90	3.23
August 31, 2002	4.22	3.05
November 30, 2002	4.80	2.62
Fiscal Year ended November 30, 2001
Quarter Ended:
February 28, 2001	$10.63	5.63
May 31, 2001	10.60	4.69
August 31, 2001	12.90	6.50
November 30, 2001	6.65	3.80

As of February 20, 2003, there were 148 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater because a large number of shares are held of record by CEDE & Co.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all earnings to finance its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under the Company’s credit agreements existing from time to time, as well as other factors the Board of Directors may deem relevant. The Company’s current revolving credit facility and 12% senior subordinated notes restrict the payment of dividends by the Company to its stockholders. There can be no assurance that the Company will pay any dividends in the future.

Item 6.    Selected Consolidated Financial Data

The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2002, were derived from the Company’s audited financial statements. The selected consolidated financial data should be read in conjunction with “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and notes thereto, included elsewhere herein.

	Year Ended November 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data and operating data)
Statements of Operations Data:
Revenues	$2,196,614	2,433,803	2,475,682	2,333,805	1,995,850
Cost of sales	2,065,806	2,297,977	2,364,197	2,140,375	1,823,075

Gross profit	130,808	135,826	111,485	193,430	172,775
Operating expenses:
Selling, general and administrative expenses	112,652	113,785	169,232	111,613	116,747
Impairment of assets	3,655	—	12,339	5,480	—
Severance and exit charges	2,566	—	—	—	—
Lawsuit settlement	—	—	—	—	7,577
Separation agreement	—	5,680	—	—	—
Restructuring charge (credit)	—	750	(157)	3,639	—

Operating income (loss):	11,935	15,611	(69,929)	72,698	48,451
Other income (expense):
Interest expense	(7,564)	(15,383)	(19,113)	(19,027)	(14,446)
Equity in income (loss) of affiliated companies, net	—	(858)	(1,805)	31,933	(28,448)
Gain on sale of assets	—	933	6,200	8,774	—
Impairment of investment	(125)	(2,215)	—	—	—
Other, net	1,947	5,288	932	(1,876)	1,389

Total other income (expense)	(5,742)	(12,235)	(13,786)	19,804	(41,505)
Income (loss) before income taxes and extraordinary gain (loss)	6,193	3,376	(83,715)	92,502	6,946
Provision (benefit) for income taxes	47,131	2,200	(20,756)	23,415	(7,418)

Income (loss) before extraordinary gain (loss)	(40,938)	1,176	(62,959)	69,087	14,364
Extraordinary gain (loss) on early extinguishment of debt, net of tax	11,014	(626)	—	—	—

Net income (loss)	$(29,924)	550	(62,959)	69,087	14,364

Net income (loss) per share:
Basic:
Income (loss) before extraordinary gain (loss)	$(3.34)	0.10	(5.24)	5.78	1.22
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.90	(0.05)	—	—	—

Net income (loss)	$(2.44)	0.05	(5.24)	5.78	1.22

Diluted:
Income (loss) before extraordinary gain (loss)	$(3.34)	0.10	(5.24)	5.61	1.18
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.90	(0.05)	—	—	—

Net income (loss)	$(2.44)	0.05	(5.24)	5.61	1.18

Weighted average number of shares:(1)(2)
Basic	12,268	12,028	12,026	11,952	11,773
Diluted	12,268	12,029	12,026	13,118	12,131
Operating Data:
International revenues, including export sales, as a percentage of revenue	74.6%	76.2	79.8	83.8	76.3

	At November 30,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital	$141,854	116,892	264,380	332,841	259,923
Total assets	515,591	646,070	858,824	706,438	775,525
Notes payable and current portion of long-term debt	53,347	202,644	127,128	50,609	85,023
Long-term debt, less current portion	12,374	—	150,000	150,000	150,000
Stockholders’ equity	194,331	184,210	185,583	250,524	177,791

(1)	Common stock amounts have been retroactively adjusted to give effect to the one-for-five reverse stock split effective February 22, 2002, and a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998.

(2)	On February 20, 2002, the Company issued, in an exchange offer, $39.1 million in 5% senior subordinated convertible notes which were converted into 7.8 million shares of common stock as of November 30, 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North America, Latin America, and European Regions. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers. The Company’s revenues have decreased from $2,433.8 million in 2001 to $2,196.6 million in 2002. The decrease in revenues is primarily due to several factors: a) a decrease in the Company’s Hong Kong operations due to an increase in the availability in China of in-country manufactured products causing sales to the Company’s Hong Kong based customers to decrease, b) a decrease in carrier business in the Company’s Mexico operations, and c) the divestiture or closure of operations. The Company experienced an improvement in gross profit to 5.9% of revenues in 2002 from 5.6% of revenues in 2001, primarily as a result of additional incentives received from manufacturers in 2002 and changes in the Company’s geographic mix of revenues. Selling, general and administrative expenses were $112.7 million in 2002 compared to $113.8 million in 2001. Interest expense decreased to $7.6 million in 2002 from $15.4 million in 2001 primarily as a result of the completion of the Company’s exchange offer on February 20, 2002. The Company had tax expense of $47.1 million in 2002 compared to $2.2 million in 2001. The increase in tax expense is primarily a result of the Company providing for taxes on the undistributed earnings in the Asia-Pacific Region which were previously considered to be permanently reinvested. The Company had a loss before extraordinary items of $40.9 million, or $3.34 per diluted share, in 2002 compared to income of $1.2 million, or $0.10 per diluted share in 2001.

Asia-Pacific

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations have focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. Based on these evaluations, the Company has decided to pursue an initial public offering of its Greater

China Operations on an exchange in Asia. Although the Company intends to pursue the transaction that it believes will be most favorable to the Company, there are a number of steps to be completed before there is such a transaction. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

As a result of such evaluation process, however, the Company is now required by GAAP to effect a change in its historical accounting treatment for the undistributed earnings of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2002.) Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Repositioning of Operations

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the U.K., Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations to local management at approximately book value and closed the U.K. operations, except for certain administrative matters. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations. The following table summarizes the income statement classification of the charge (in thousands):

	Three months ended May 31, 2002	Reversal of allowances	Net charge
Cost of sales	$2,256	(1,131)	1,125
Selling, general and administrative	1,691	(588)	1,103
Impairment of assets	3,655	—	3,655
Severance and exit charges	2,566	—	2,566

Total charge	10,168	(1,719)	8,449
Tax benefit	(184)	(1,541)	(1,725)

Net charge	$9,984	(3,260)	6,724

In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. In addition, the Company has completed the evaluations of the balance of its Latin American markets, excluding Mexico and Miami, as well as its Sweden operations. The Company has decided to keep its operations in Chile, to negotiate with its major carrier customer in Colombia to shift its business from CellStar’s operation in Colombia to Miami, and to explore sale opportunities for its operations in Sweden.

Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

Subordinated Notes

On February 20, 2002 the Company completed its exchange offer for its $150 million 5% convertible subordinated notes due October 2002. Holders owning $128.6 million of existing convertible subordinated notes exchanged them for $47.2 million in cash, $12.4 million of new 12% senior subordinated notes due January 2007, and $39.1 million of new 5% senior subordinated convertible notes due November 2002. The Company recognized an extraordinary gain of $11.0 million after-tax in 2002 as a result of the exchange. Between February 20, 2002 and July 29, 2002, the Company purchased for a combination of cash and its common stock, $4.5 million of its 5% convertible subordinated notes. The Company retired the remaining 16.9 million of 5% convertible subordinated notes not tendered in the exchange at maturity. As of November 30, 2002, the $39.1 million of senior subordinated convertible notes have been converted into 7.8 million shares of common stock.

Other

The Company derives substantially all revenues from net product sales, which includes sales of handsets and other wireless communications products. The Company also derives revenues from value-added services, including activations, residual income, and prepaid wireless services. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid by a wireless carrier to the Company when a customer initially subscribes for the carrier’s wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the captions “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

	2002	2001	2000
Revenues	100.0%	100.0	100.0
Cost of sales	94.1	94.4	95.5

Gross profit	5.9	5.6	4.5
Selling, general and administrative expenses	5.1	4.7	6.8
Impairment of assets	0.2	—	0.5
Severance and exit charges	0.1	—	—
Separation agreement	—	0.3	—
Restructuring charge (credit)	—	—	—

Operating income (loss)	0.5	0.6	(2.8)
Other income (expense):
Interest expense	(0.4)	(0.6)	(0.8)
Equity in loss of affiliated companies	—	—	(0.1)
Gain on sale of assets	—	—	0.3
Impairment of investment	—	(0.1)	—
Other, net	0.1	0.2	—

Total other income (expense)	(0.3)	(0.5)	(0.6)
Income (loss) before income taxes and extraordinary gain (loss)	0.2	0.1	(3.4)
Provision (benefit) for income taxes	2.1	0.1	(0.9)

Income (loss) before extraordinary gain (loss)	(1.9)	—	(2.5)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.5	—	—

Net income (loss)	(1.4)%	—	(2.5)

The amount of revenues and the approximate percentages of revenues attributable to the Company’s operations by region for the past three fiscal years are shown below:

	2002		2001		2000
	(in thousands, except percentages)
Asia-Pacific Region	$1,115,499	50.8%	1,213,454	49.9	1,024,762	41.4
North American Region	558,173	25.4	578,612	23.7	499,171	20.2
Latin America Region	341,632	15.6	411,079	16.9	636,354	25.7
European Region	181,310	8.2	230,658	9.5	315,395	12.7

Total	$2,196,614	100.0%	2,433,803	100.0	2,475,682	100.0

Revenues from the Company’s Miami operations have been classified as Latin American Region revenues as these revenues are primarily exports to Latin American countries, either by the Company or by exporter customers.

Fiscal 2002 Compared to Fiscal 2001

Revenues. The Company’s revenues decreased $237.2 million from $2,433.8 million to $2,196.6 million.

Revenues in the Asia-Pacific Region decreased $98.0 million, or 8.1%, from $1,213.5 million to $1,115.5 million. The Company’s operations in the PRC provided $882.0 million in revenues, an increase of $5.3 million, or 0.6%, from $876.7 million. In the first two quarters of 2002, growth in the PRC was driven by increased market penetration. Revenues for the Company’s PRC operations for the first six months of 2002 were $531.9 million compared to $435.3 million in the first six months of 2001. In the second half of 2002, the Company’s PRC operations saw a decline in revenues from $441.4 million in 2001 to $350.1 million in 2002 primarily due to increased market competition from local manufacturers and the increased demand for low-end handsets. The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola.

In the second half of 2002, Nokia and Motorola lost market share to the local Chinese manufacturers as the local manufacturers had more low priced handsets. Local Chinese manufacturers now have an estimated 30 percent market share. The Company’s revenues in future periods will be significantly impacted by its ability to obtain low priced handsets from its current suppliers or from new suppliers. Historically, carriers in China have not subsidized the sale of handsets in connection with activations as is frequently done in the U.S. market. As the Chinese market shifts toward less expensive handsets, the Company’s sales of higher-end handsets have been negatively impacted. The Company does not currently have supply agreements with manufacturers of low-end handsets, however, the Company is working to increase its product offerings to include such low-end handsets. There can be no assurance that the Company will be able to procure such low-end handsets on favorable terms such that it can effectively compete in this area.

Revenues from the Company’s operations in Hong Kong decreased from $172.9 million to $38.9 million. As the availability in China of in-country manufactured product has increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of China have decreased. Additionally, the Company’s primary supplier in Hong Kong has significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of the supplier’s in-country manufactured product. Revenues from the Company’s operations in Singapore increased $48.8 million to $139.2 million, or 54.0%, due to carrier promotions and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from the Taiwan operations were $30.0 million, compared to $29.2 million in 2001. The Company’s supplier base in Taiwan is limited, and there were no compelling new products from its major supplier. The Company’s operations in Taiwan were also affected by the high market penetration rate. Revenues in The Philippines declined from $44.1 million to $25.1 million, primarily due to a large customer purchasing directly from the manufacturer.

North American Region revenues were $558.2 million, a decrease of $20.4 million compared to $578.6 million in 2001. The decrease in North America was primarily due to higher product sales in 2001 from a major U.S. account which was converted in the first quarter of 2001 to a consignment model with fulfillment fees, and partially offset by growth due to promotions and new products.

In the fourth quarter of 2002, the parent of one of the Company’s largest customers announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests, that it was in default on certain credit facilities and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. These events of default provided the customer’s credit facility lenders with certain rights under their credit agreements, including the right to declare their existing loans due and payable. Revenues from this customer were less than 10% of the Company’s consolidated revenues for fiscal 2002.

In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal 2002 revenues, the Company anticipates that revenues in future periods will decrease as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The future impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. There can be no assurance that fulfillment fees under the new agreement will equal historical gross profit. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement expired on January 31, 2003 but has been extended through February 28, 2003. The Company expects to extend the current agreement, with certain modifications, until March 31, 2003. During this extension, the Company intends to negotiate a new agreement with this customer. There can be no assurance the agreement will be renewed or that the customer will maintain similar volumes of business in the future. The Company expects a decline in volume for fiscal 2003 which could have a material adverse impact on the Company’s financial results.

The Company’s operations in the Latin America Region provided $341.6 million of revenues, compared to $411.1 million in 2001, a $69.5 million decrease. Revenues in Mexico, the region’s largest revenue contributor, were $185.6 million compared to $250.3 million in 2001 due to reduced business with carrier customers. Revenues from the Company’s Miami export operations were $55.2 million compared to $55.0 million a year ago. Revenues from the Company’s Colombia operations were $78.6 million in 2002 and $72.3 million in 2001. As part of the Company’s overall plan to reposition its operations and to reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operation. Revenues from the Company’s primarily service operations in Chile were $5.7 million in 2002 and $3.8 million in 2001. Combined revenues for the Company’s operations in Argentina and Peru, which were divested in the third quarter of 2002, were $16.5 million in 2002 and $28.4 million in 2001. Revenues from the Company’s Venezuela operations, which were sold in December 2000, were $1.2 million in 2001.

The Company’s European Region operations recorded revenues of $181.3 million, a decrease of $49.4 million, from $230.7 million in 2001. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $47.5 million in 2002 and $111.4 million in 2001. The Company’s Sweden operations decreased $3.6 million from $86.7 million in 2001 to $83.1 million in 2002. Revenues from the Company’s Netherlands operations were $50.7 million in 2002 compared to $32.5 million in 2001, an increase of $18.2 million. This increase is being driven by the addition of new customers as well as increased sales to existing customers. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. Replacement sales have been depressed due to delays in the rollout and acceptance of new handset technologies and services. In January, 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. In addition, as part of the Company’s overall plan to reposition its operations, the Company will explore opportunities to sell its operations in Sweden.

Gross Profit.    Gross profit decreased $5.0 million from $135.8 million to $130.8 million. Gross profit as a percentage of revenues was 5.9% for fiscal 2002 compared to 5.6% for the prior year. Gross profit as a percentage of revenues improved primarily as a result of additional incentives received from manufacturers and changes in the Company’s geographic mix of revenues. Cost of sales in 2002 included a $1.1 million charge related to inventory, the marketability of which was negatively impacted by the Company’s decision to exit the U.K., Peru and Argentina operations. The Company recovered $0.9 million in cash associated with the third party theft and fraud losses in the U.K. in 2000. This recovery is recorded in cost of sales in the fourth quarter of 2002.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $1.1 million from $113.8 million to $112.7 million. This decrease was primarily attributable to a decrease in payroll and benefits of $1.2 million, and bad debt expense of $2.2 million, offset partially by an increase in insurance premiums. Bad debt expense was $4.5 million and $6.7 million in 2002 and 2001, respectively. Bad debt expense in 2001 included a recovery of $3.9 million related to a receivable from a satellite handset customer, which was reserved in the fourth quarter of 2000. Selling, general, and administrative expenses in 2002 included a $1.1 million charge associated with the closure of the Company’s operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company’s decision to exit these operations. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru, and Argentina were $7.1 million and $11.3 million in 2002 and 2001, respectively. Fiscal year 2002 included $1.1 million in senior management transition costs. In the fourth quarter of 2001, the Company recorded a charge of $3.0 million related to a value-added tax asset in Mexico, the recoverability of which is uncertain. In the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million related to an additional portion of the value-added tax, the recoverability of which is uncertain. Selling, general, and administrative expenses as a percentage of revenues were 5.1% and 4.7%, in 2002 and 2001, respectively.

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

Severance and Exit Charges.    In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all of which consisted of cash outlays, $1.8 million has been paid or settled as part of the transfer of the company’s Peru and Argentina operations to local management and the shutdown of the U.K. operations and $0.8 million has not been paid as of November 30, 2002. The remaining $0.8 million relates to lease payments associated with the U.K. operations.

The severance and exit charges consist of the following (in thousands):

Severance—80 Employees	$1,626
Lease accruals	780
Other	160

$2,566

Separation Agreement.    The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. “Rocky” Johnson, who has served on the Board of Directors since March 1994, became non-executive Chairman of the Board. Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of CellStar, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in the third quarter of 2001 related to the separation agreement between the Company and Mr. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

Restructuring Charge.    In connection with its previously announced intent, the Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

Equity in Loss of Affiliated Companies.    Equity in loss of affiliated companies was $0.8 million in 2001 primarily due to losses from the Company’s 49% minority interest in CellStar Amtel. As a result of the deterioration in the Malaysia market, the Company divested its ownership in the third quarter of 2002.

Gain on Sale of Assets.    During the first quarter of 2001, the Company recorded a gain on sale of assets of $0.9 million primarily associated with the sale of its Venezuela operations in December 2000.

Interest Expense.    Interest expense decreased to $7.6 million from $15.4 million. The decrease was primarily a result of the completion of the Company’s exchange offer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) on February 20, 2002, as well as lower borrowing levels and a lower interest rate on the Company’s domestic credit facility.

Impairment of Investment.    The Company recorded a $2.2 million impairment charge in the third quarter of 2001 to reduce the carrying value of its 3.5% investment in a Taiwan retailer. Due to the economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. In the fourth quarter of 2002, the Company recorded an additional charge of $0.1 million. As a result, the Company has reduced the carrying value of its investment in the retailer to $1.8 million, which represents the Company’s estimate of the fair value of its interest in the Taiwan retailer.

Other, Net.    Other, net decreased $3.4 million, from income of $5.3 million to income of $1.9 million, primarily due to a gain of $1.3 million in 2001 on foreign currencies compared to a gain of $0.5 million in 2002 and to a reduction in interest income from $3.2 million in 2001 compared to $1.4 million in 2002.

Income Taxes.    Income tax expense increased from an expense of $2.2 million in 2001 to an expense of $47.1 million in 2002. The increase in 2002 is primarily a result of a change in the Company’s historical accounting treatment for its undistributed earnings and/or losses of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2002.) Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002 of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

Extraordinary Gain (Loss) on Early Extinguishment of Debt, Net of Tax. In 2002, the Company had an extraordinary gain, net of tax, of $11.0 million primarily related to the Company’s Exchange Offer. (See Note 12 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). In 2001, as a result of the early termination of its previously-existing revolving credit facility, the Company had an after tax extraordinary loss of $0.6 million, primarily related to the write off of deferred loan costs related to the facility.

Fiscal 2001 Compared to Fiscal 2000

Revenues.    The Company’s revenues decreased $41.9 million, or 1.7%, from $2,475.7 million to $2,433.8 million.

Revenues in the Asia-Pacific Region increased $188.7 million, or 18.4%, from $1,024.8 million to $1,213.5 million. The Company’s operations in the PRC provided $876.7 million in revenue, an increase of $296.3 million, or 51.0%, from $580.4 million. Growth in China, where market penetration of handsets was approximately 10% of the total population, was driven by the addition of new wireless subscribers. However, the Company’s growth in the PRC was negatively impacted in the fourth quarter of 2001 by the lack of availability of compelling new products and the implementation of new warranty requirements to the manufacturer, which resulted in the delay of consumer purchases. The Company’s revenues in the PRC in the fourth quarter of 2001 of $203.0 million were the lowest since the fourth quarter of 2000 when revenues were $179.5 million. Revenues from the Company’s operations in Hong Kong increased from $145.0 million in 2000 to $172.9 million in 2001. Revenues from the Company’s operations in Singapore increased $47.5 million, or 110.6%, to $90.4 million due to third party subsidies and new products, including sales of two products for which the Company had exclusive rights. Revenues from Taiwan and The Philippines operations decreased $178.5 million, or 85.9%, and $4.6 million, or 9.4%, respectively, to $29.2 million and $44.1 million, respectively. The Company’s operations in Taiwan and The Philippines were affected by economic and political turmoil in the respective countries. In addition, the Company’s supplier base in Taiwan was limited, and there were no new compelling products from the Company’s major supplier.

North American Region revenues were $578.6 million, an increase of $79.4 million, or 15.9%, when compared to $499.2 million. U.S. revenues benefited from strong promotional activity by several customers, as well as from the addition of new customers and expanded markets. Early in the first quarter of 2001, the Company converted a major U.S. account to a consignment basis with fulfillment fees. Revenues for the years ended November 30, 2001 and November 30, 2000, on a comparable basis, were $547.8 million and $399.9 million, respectively. The conversion to consignment did not significantly impact net income, but reduced account receivable exposure, inventory risk, and the need for working capital. By converting to consignment basis, the Company was not required to purchase and hold inventory for this customer which therefore eliminated the Company’s exposure to declines in market prices.

The Latin American Region provided $411.1 million of revenues, compared to $636.4 million, or a 35.4% decrease. Revenues in Mexico decreased $133.0 million from $383.3 million in 2000, when the Company benefited from strong carrier promotions, to $250.3 million in 2001. The decrease was primarily due to reduced promotional activities by carrier customers and to reduced business with carrier customers. Revenues for Brazil were $40.6 million in 2000. The Company sold its Brazil operations in August 2000 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”). Revenues from Venezuela operations were $36.6 million in 2000. The Company sold its Venezuela operations in December 2000 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”). Revenues from the Company’s operations in Miami decreased $24.1 million from $79.1 million in 2000 to $55.0 million in 2001 as increased product availability from in-country manufacturers in Latin America reduced exports from Miami. The Company phased out a major portion of its redistributor business in its Miami and North American operations, starting in the second quarter of 2000, due to the volatility of the redistributor business, its relatively lower margins, and higher credit risks. As a result, the Company restructured its Miami operations to reduce the size and cost of the operation, resulting in a charge of $0.8 million in the second quarter of 2001. Combined revenues from the operations in Argentina, Chile, Colombia and Peru increased $7.8 million to $104.6 million primarily due to significant promotional activity by a major carrier in Colombia during the first quarter of 2001.

The European Region recorded revenues of $230.7 million, a decrease of $84.7 million, or 26.9%, from $315.4 million, primarily due to the Company’s decision to curtail its U.K. international trading operations in April 2000 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”) and a decline in the Company’s Sweden operations. In 2001, the handset market in Europe was highly penetrated and increasingly driven by replacement sales, which were depressed due to delays in the rollout of new handset technologies and services.

Gross Profit.    Gross profit increased $24.3 million from $111.5 million, or 4.5% of revenues, to $135.8 million, or 5.6% of revenues. During 2000, the Company incurred $32.3 million in inventory obsolescence primarily as a result of price declines during the second quarter, and $3.2 million in third party theft and fraud losses related to the U.K. international trading operations. In 2001, the Company incurred $10.2 million in inventory obsolescence. The increase in gross profit as a percentage of revenues was due to better inventory management and product mix. Also in 2000, the Company’s commitment to defend market share in the face of intense global industry price competition, particularly in the Asia-Pacific Region, negatively impacted the gross margin percentage. Based on 1999’s handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher in 2000, were still below industry forecasts. This resulted in a surplus of product during parts of 2000 driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in the Latin American Region.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $55.4 million from $169.2 million to $113.8 million. This decrease was principally due to a reduction in bad debt expense of $44.8 million from $51.5 million to $6.7 million in 2001. The bad debt expense in 2000 was primarily related to (i) certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000, and which were further affected by the Company’s decision to divest its majority interest in its joint venture in Brazil; (ii) accounts receivable from redistributors, many of which were impacted by a supply shortage in 1999 and were also further affected by the phase-out of a major portion of the redistributor business in the Miami and North America operations; (iii) accounts receivable in the Asia-Pacific Region whose businesses were adversely affected by competitive market conditions in Asia; and (iv) a receivable in the U.S. from a satellite handset customer. Bad debt expense in 2001 included a recovery of $3.9 million related to the receivable from a satellite handset customer, which was reserved in 2000. Selling, general and administrative expenses related to the Brazil and Venezuela operations, which were sold in August 2000 and December 2000, respectively, were $0.2 million in 2001 and $17.8 million in 2000 and included $2.5 million in bad debt expense. In the fourth quarter of 2001, selling, general and administrative expenses included a $3.0 million charge related to value-added taxes.

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

Separation Agreement.    The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. “Rocky” Johnson, who has served on the Board of Directors since March 1994, became Chairman of the Board, and that Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of the Company, rejoined the Company as Chief Executive Officer. In 2001, the Company recorded expense of $5.7 million related to the separation agreement between the Company and Mr. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

Restructuring Charge.    The Company restructured its Miami facilities in the second quarter of 2001 to reduce the size and cost of those operations, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

Equity in Loss of Affiliated Companies.    Equity in loss of affiliated companies was $0.9 million in 2001 and $1.8 million in 2000 primarily due to losses from the Company’s 49% minority interest in CellStar Amtel.

Gain on Sale of Assets.    The Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000. In third quarter of 2000, the Company recorded a pre-tax gain of $6.0 million from the completion of the divestiture of its 51% ownership interest in its Brazil joint venture (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”). During the third quarter 2000, the Company also completed the sale of its Poland operations and recognized a pre-tax gain of $0.2 million.

Interest Expense.    Interest expense decreased to $15.4 million in 2001 from $19.1 million in 2000. This decrease was primarily related to the elimination of debt of the Brazil operations, which were sold in August 2000, and to a lesser extent, lower borrowings and interest rates on the Company’s revolving credit facility. These decreases were partially offset by interest on additional borrowings in the Asia-Pacific Region.

Impairment of Investment.    In 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of its 3.5% interest in a Taiwan retailer. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in the Taiwan retailer to be permanently impaired. As a result, the Company reduced the carrying value of its investment in the retailer to the Company’s estimate of the fair value of its interest in the retailer.

Other, Net.    Other, net increased $4.4 million, from income of $0.9 million to income of $5.3 million, primarily due to gains on foreign currencies related to European operations in 2001 compared with losses in 2000.

Income Taxes.    Income tax expense increased from a benefit of $20.8 million in 2000 to an expense of $2.2 million in 2001 due to changes in pretax income. The Company’s annual effective tax rate for 2001 was 65% and for 2000 was 25%. The increase in the effective tax rate for 2001 is primarily due to the impact of non-deductible items. The impact of the non-deductible items is greater in 2001 due to the smaller amount of pretax income.

Extraordinary loss on early extinguishment of debt, net of tax. As a result of the early termination of its previously-existing revolving credit facility, the Company had an after tax extraordinary loss of $0.6 million, primarily related to the write off of deferred loan costs related to the facility.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at November 30, 2002 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Notes payable
Revolving credit facility (variable interest, 5.25% at November 30, 2002)	$23,089	23,089	—	—	—
People’s Republic of China credit facilities (0.00% to 5.85% at November 30, 2002)	30,258	30,258	—	—	—
12% senior subordinated notes	12,374	—	—	12,374	—
Operating leases	9,154	3,721	4,678	543	212

Total contractual obligations	$74,875	57,068	4,678	12,917	212

During the year ended November 30, 2002, the Company relied primarily on cash available at November 30, 2001, funds generated from operations, borrowings under its credit facilities and cash generated from the closure and/or divestiture of certain of its operations to fund working capital, capital expenditures and expansions.

On October 15, 1997, the Company entered into a five year $135.0 million Multicurrency Revolving Credit Facility (the “Facility”) with a syndicate of banks. During fiscal year ended November 30, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. The Company entered into three amendments during fiscal year 2000 and two additional amendments during the first quarter of 2001 to allow it to remain in compliance with certain covenants.

On February 27, 2001, the Company and its banking syndicate executed a Second Amended and Restated Credit Agreement which further reduced the amount of the Facility to $85.0 million and called for further reductions in the amount of the facility during the remainder of the Company’s fiscal year. The Second Amended and Restated Credit Agreement called for an interest rate increase, shortened the term of the Facility, provided for additional collateral for the Facility, provided for dominion of funds by the banks for the Company’s domestic operations, limited the borrowing base and tightened restrictions on the Company’s ability to fund its operations.

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement (the “New Facility”) with a bank and terminated the previously existing Facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001, and provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. As of November 30, 2002, the Company had borrowed $23.1 million under the New Facility.

In connection with the Company’s decision to reposition its operations (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations—Repositioning of Operations”) the New Facility was amended to allow the Company to pursue its exit strategy from the U.K., Peru and Argentina, and any similar decision the Company may make with respect to the balance of its European and Latin American markets, excluding Mexico and Miami.

On February 6, 2003, the Company finalized an amendment to the New Facility that allowed for the exclusion of certain charges from certain financial covenants in the loan agreement related to credit facilities that it may establish in its Mexico operations. On February 28, 2003, the Company completed an amendment to the New Facility that allowed for the exclusion of U.S. Federal income taxes on undistributed earnings associated with the Company’s Asia-Pacific, European, and Latin American Regions, excluding Mexico and Miami, from certain financial covenants in the loan agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

As of February 20, 2003, the Company had borrowed $20.9 million under the New Facility.

At November 30, 2002, the Company’s operations in China had three lines of credit totaling approximately 250 RMB (approximately USD $30.3 million), bearing interest at rates ranging from 0.00% to 5.85%. The loans have maturity dates through March 2003. The Company typically renews these lines of credit for three to six month terms, although there can be no assurance that these lines of credit will be renewed in the future. The lines of credit are either fully or partially collateralized.

The fully collateralized loans (approximately $25.2 million) are collateralized by either U.S. dollar cash deposits in Hong Kong ($5.8 million of loans collateralized by a $7.0 million cash deposit) or PRC accounts receivable ($19.4 million of loans). The partially collateralized loans total $5.1 million and are collateralized by $1.0 million in cash in the PRC. Restricted cash of $12.2 million in Hong Kong was serving as collateral for an additional $12.0 million line of credit in the PRC that was not utilized as of November 30, 2002. An additional $3.0 million of restricted cash in Hong Kong was unutilized at November 30, 2002.

At February 20, 2003, the Company had borrowings of $45.9 million in its China operations. The borrowings were similarly either fully or partially collateralized as described above by cash deposits or by PRC accounts receivable.

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.60%. The facility matures on December 31, 2003, but is automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At November 30, 2002, the Company had no borrowings under this facility. At February 20, 2003, the Company had borrowed approximately $4.7 million under this line of credit.

The Company entered into a 6.0 million Euro (approximately $6.2 million) credit facility on December 20, 2002 in The Netherlands. The facility is collateralized by accounts receivable, inventory and fixed assets from the Company’s Netherland operations and bears interest at a variable rate, which consists of the bank’s Euro Base rate, plus a margin. The interest rate of the facility is currently 5.00%. The facility may be terminated without notice by either party. The credit facility contains certain financial and other covenants for The Netherlands operations. At November 30, 2002, the Company had no borrowings under this facility. At  February 20, 2003, the Company had borrowed approximately $5.9 million under this line of credit.

The credit facilities in Sweden and the Netherlands were established to pay off intercompany loans, remit cash to the U.S., and to lower the Company’s net working capital investment in these operations. As of February 13, 2003, the Company has returned $10.1 million to the U.S. as a result of entering into these credit facilities. By leveraging the assets of these operations and returning cash to the U.S, the Company believes that it has enhanced the potential marketability of these businesses.

On December 30, 2002, the Company entered into a 30 million Taiwan dollar (approximately $0.9 million) line of credit in Taiwan. The Taiwan line of credit is collateralized by real estate owned in Taiwan, bears interest at 2.70%, and matures on February 27, 2003.

At November 30, 2001, the Company had $150.0 million of 5% convertible subordinated notes due October 15, 2002 (the “Subordinated Notes”), which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission offering to exchange, for each $1,000 principal amount of the Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”), b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002, (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged. The Company recognized an extraordinary gain of $11.0 million after-tax in 2002 as a result of the exchange.

Between February 20, 2002, and July 29, 2002, the Company purchased, for a combination of cash and its common stock, $4.5 million of its Subordinated Notes. On October 15, 2002, the Company redeemed at maturity, for cash, the remaining $16.9 million of its Subordinated Notes.

The $39.1 million of Senior Convertible Notes were manditorily convertible into the Company’s common stock on November 30, 2002, and bore interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company’s option, on August 15, 2002, and November 30, 2002. The Senior Convertible Notes were converted into 7.8 million shares of the Company’s common stock at a conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002).

At November 30, 2002, long-term debt consisted of $12.4 million of the Company’s Senior Notes. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Cash, cash equivalents, and restricted cash at November 30, 2002 were $53.0 million, compared to $89.3 million at November 30, 2001, primarily reflecting the use of the cash for the Exchange Offer, to redeem the Subordinated Notes at maturity, and to reduce debt in the Company’s operations in the Asia-Pacific Region.

Compared to November 30, 2001, accounts receivable decreased from $216.0 million to $175.1 at November 30, 2002. Inventories declined to $163.2 million at November 30, 2002, from $218.9 million at November 30, 2001. Accounts payable declined to $166.1 million at November 30, 2002, compared to $229.0 million at November 30, 2001. Working capital balances have declined in connection with the conversion in the U.S. of a large customer to a primarily consignment relationship. (See “Business-North American Region”) The closure of the Company’s U.K. operations and the divestiture of the Company’s Peru and Argentina operations during 2002 has also contributed to the decline. Additionally, management has worked aggressively to reduce accounts receivable and inventory levels through tightening of credit policies to limit risk, aggressive collection efforts, and better purchasing and inventory management.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flow from operations, together with amounts available under its credit facilities and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under the credit facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

International Operations

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, potentially unstable channels of distribution, increased credit risks, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales, and tariff and freight rates.

In addition to the factors listed above, threats of terrorist attacks in the United States, the U.S. retaliation for these attacks, possible U.S. military action in Iraq, the related decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on our business.

Asia-Pacific

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations have focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. Based on these evaluations, the Company has decided to pursue an initial public offering of its Greater China Operations on an exchange in Asia. Although the Company intends to pursue the transaction that it believes will be most favorable to the Company, there are a number of steps to be completed before there is such a transaction. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

As a result of such evaluation process, however, the Company is now required by GAAP to effect a change in its historical accounting treatment for the undistributed earnings of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2002.) Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Repositioning of Operations

In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operations after the first quarter of 2000 compared to 1999. Since the curtailment, the Company experienced operating losses in its U.K. operations. For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company has recovered $0.9 million in cash associated with the third party theft and fraud losses. This recovery is recorded in cost of sales in the fourth quarter of 2002. The Company is pursuing legal action where appropriate to recover additional amounts. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time.

The Argentine economy has been in a state of turmoil since the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer’s proposed changes to an existing contract that adversely affected the long-term prospects of the Peru operations. From the second quarter of 2001 until the divestiture in the third quarter of 2002, the Company incurred losses in its Peru operations.

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru and Argentina as soon as practicable. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operation in those countries, provided little upside and significant risk. In addition, the Company decided to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the remainder of the year, assessing each operation in view of its over-all long-term strategy. In conjunction with this decision, the Company’s revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision the Company may make with respect to the balance of its European and Latin American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a pre-tax charge of $10.2 million for the three months ended May 31, 2002.

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations, except for certain administrative matters. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable. The following table summarizes the income statement classification of the charge (in thousands):

	Three months ended May 31, 2002	Reversal of allowances	Net charge
Cost of Sales	$2,256	(1,131)	1,125
Selling, general and administrative	1,691	(588)	1,103
Impairment of assets	3,655	—	3,655
Severance and exit charges	2,566	—	2,566

Total charge	10,168	(1,719)	8,449
Tax benefit	(184)	(1,541)	(1,725)

Net charge	$9,984	(3,260)	6,724

As of February 14, 2003, the Company has repatriated $7.7 million in cash to the U.S. from the exited operations.

The Company has completed the evaluation of the balance of its European and Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operation. In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. The Company will explore opportunities to sell its operations in Sweden.

Consistent with the change in historical accounting treatment for undistributed earnings in the Asia-Pacific Region, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

Other

At November 30, 2002, the Company has a gross value-added tax prepaid asset in its Mexico operations of $10.7 million related to the Company’s 1998 to 2001 returns. The Company is seeking resolution of this issue with the tax authorities in Mexico. In the fourth quarter of 2001, the Company recorded a charge of $3.0 million related to such value-added tax, the recoverability of which is uncertain. In the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million related to an additional portion of the value-added tax, the recoverability of which is uncertain.

The Company’s sales from its Miami operations to customers exporting into South American countries have declined as a result of increased in-country manufactured product availability in South America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributor business in Miami due to the volatility of the business, the relatively lower margins, and higher credit risks. The Company restructured its Miami operations in the second quarter of 2001 to reduce the size and cost of the operation, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

In 2000 and 2001, the Company incurred losses of $1.8 million and $0.7 million, respectively, related to its minority interest in CellStar Amtel. As a result of the deterioration in the Malaysia market, the Company divested its ownership in the third quarter of 2002.

During the third quarter ended August 31, 2000, the Company decided, based on the current and future economic and political outlook in Venezuela, to divest its operations in Venezuela. In that quarter, the Company recorded an impairment charge of $4.9 million to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations and recorded a gain of $1.1 million.

From 1998 to 2000, the Company’s Brazil operations were primarily conducted through a majority-owned joint venture. Following a review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, alternative uses of capital, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000, the Company elected to exit the Brazil market and to divest its 51% interest in its joint venture. In August 2000, the Company completed its divestiture of its 51% interest in its joint venture. The Company fully reserved certain U.S.-based accounts receivable from Brazilian importers in the second quarter of 2000, the collectibility of which significantly deteriorated in the second quarter of 2000, and which were further affected by the decision, in the second quarter of 2000, to exit Brazil.

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar’s overall operating results. However, the effects of inflation in volatile economies in foreign markets could have a material adverse impact on the Company.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60 which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

(a)    Significant Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence, the deferred tax asset valuation allowance and impairment of goodwill.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2002 the Company has deferred income tax assets, net of valuation-allowances, of $53.0 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue code. The Company may have limitations beginning with the year ending November 30, 2002 on the utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2002.) Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002 of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

At November 30, 2002, the Company had not provided for U.S. Federal income taxes on earnings of international subsidiaries of approximately $21.6 million as these earnings were considered permanently reinvested.

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

Management’s estimates of future cash flows are based in part upon prior performance, industry conditions, economic conditions, and vendor and customer relationships. Changes in these factors or other factors could result in significantly different cash flow estimates and an impairment charge. In 1999, due to changing market conditions in Poland, the Company considered the remaining $4.5 million in goodwill related to its Poland operations to be impaired. In 2000, due to the current and expected economic conditions in Venezuela, the Company considered the goodwill related to the Venezuela operations impaired and recorded a $3.9 million impairment charge. In 2000, a major customer’s change to an existing contract that adversely changed the long-term prospects of the Peru operation resulted in the Company recording a goodwill impairment charge of $6.4 million.

At November 30, 2002, the Company had goodwill, net of accumulated amortization, of $20.9 million related to its Asia-Pacific operations ($12.3 million) and its remaining Europe operations in Sweden and The Netherlands ($8.6 million). In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations”).

The Financial Accounting Standards Board has issued Statements No. 141 and No. 142, which will impact the Company’s accounting policy for goodwill. For a more complete discussion of Statements No. 141 and No. 142, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Pronouncements Not Yet Adopted” in this Form 10-K.

(b)    Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized upon delivery. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ activation of the subscriber’s service and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed.

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

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill will be determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the impairment provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003. At November 30, 2002, the Company had goodwill, net of accumulated amortization, of $20.9 million related to its Asia-Pacific operations ($12.3 million) and its remaining Europe operations in Sweden and the Netherlands ($8.6 million). In January, 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. The Company will explore opportunities to sell its operation in Sweden in view of the Company’s long-term strategy (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations”). The Company believes the adoption of Statement 142 will likely result in a one-time, non-cash pre-tax charge to write-down the Company’s goodwill.

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

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company is required to adopt the provisions of Statement No. 144 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of Statement No. 4, Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Statement No. 145 also rescinds Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” Statement No. 145 amends Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic affects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement No. 145 eliminates Statement No. 4, and, thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Statement No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early applications encouraged. The Company expects to reclassify the extraordinary gain on early extinguishment of debt resulting from its Exchange Offer upon adoption. The Company does not expect the adoption of the other portions of this statement to have a material effect on its consolidated results of operations or financial position.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” Statement No. 148, amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

Item 7(A).    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the year ended November 30, 2002 and 2001, the Company recorded net foreign currency losses of $1.5 million and $1.0 million, respectively, in costs of goods sold. For the year ended November 30, 2002 and 2001, the Company recorded in other income (expense), net foreign currency gains of $0.5 million and $1.3 million, respectively. As part of the Company’s continuing evaluation of the European and Latin American Regions, the Company has recognized a foreign currency gain of $0.5 million in 2002 related to intercompany advances which were previously not considered to be payable in the foreseeable future.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment and by entering into foreign currency hedging instruments in certain instances. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. These transactional exposures are managed using various derivative alternatives, as considered necessary, depending on the length and size of the exposure. The Company continues to evaluate foreign currency exposures and related protection measures.

At November 30, 2002, the Company had no forward contracts and does not hold any other derivative instruments.

The Company has foreign exchange exposure on the restricted cash deposited by the Hong Kong entity on behalf of the PRC entity as the funds have been effectively converted into RMB. The Company also has foreign exchange exposure on the RMB lines of credit in China as they are collateralized by U.S. dollars. For the year ended November 30, 2002, $882.0 million, or 40.2%, of the Company’s revenues were from the Company’s operations in China. With the exception of intercompany activity, all revenues and expenses of the China operations are in RMB. The Company does not hold derivative instruments related to the RMB.

The Argentine economy has been in a state of turmoil since the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. As a result of the Company’s decision to exit its operations in Argentina, the Company recorded an impairment of $0.9 million for currency translation adjustments in the second quarter of 2002. The Company divested its operations in Argentina in the third quarter of 2002.

Derivative Financial Instruments

The Company periodically uses various derivative financial instruments as part of an overall strategy to manage its exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company periodically uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with international operations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s risk of loss in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. Although the derivative financial instruments expose CellStar to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments. The Company periodically uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of its international operations. The forward contracts establish the exchange rates at which the Company purchases or sells the contracted amount of local currencies for specified foreign currencies at a future date. Forward contracts used by the Company are typically short-term in nature (45 days to one year), and the Company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.

At November 30, 2002, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the revolving credit facility each business day to minimize interest expense. The interest rate of the Company’s New Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the year ended November 30, 2002, the interest rates of borrowings under the U.S. revolving credit facility ranged from 5.25% to 6.0%. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in China bearing interest from 0.00% and 5.85% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The note payable in Taiwan bears interest at 2.70%. The credit facility in Sweden bears interest at 5.60%. The credit facility in Netherlands bears interest at 5.00%. The Senior Notes issued in February 2002 bear interest at 12.0% and mature January 15, 2007.

Item 8.    Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item regarding Directors of the Company is set forth under the heading “Election of Directors,” in the Proxy Statement (the “Proxy Statement”) to be delivered to the Company’s stockholders in connection with the Company’s Annual Meeting of Stockholders to be held during 2003, which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K, which information is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation,” of which certain information is incorporated herein by reference. Information contained in the Proxy Statement under the captions “Executive Compensation—Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Comparative Performance Graph” is not incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the Proxy Statement which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.    Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of the annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

In the second quarter of 2002, the Company replaced its internal auditor, Arthur Andersen, LLP, with Deloitte & Touche, LLP due to concerns about the financial stability of Arthur Andersen, LLP.

In response to the Sarbanes-Oxley Act of 2002, the Company established a Disclosure Committee composed of representatives of various departments within the Company. The Disclosure Committee is charged with, among other things, ensuring that the established systems of disclosure controls and procedures and internal controls are complied with appropriately, and that such controls and procedures are adequate to meet required reporting obligations, and with reviewing the Company’s periodic reports and other public disclosures.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

However, the Company is currently in negotiations with the Asia Pacific Region management team regarding their participation in the possible initial public offering of the Greater China Operations. There is no indication that such negotiations had any effect on the Company’s internal controls during fiscal 2002 or that such negotiations will have any impact in the future. Additionally, although there are no material weaknesses in the Company’s internal controls on a consolidated basis, the Company’s auditors have identified a material weakness in the Company’s Mexico operations that relates to the reconciliation of certain manual accounting systems in Mexico. The Company is taking steps to eliminate such weakness. Also, the Company made significant management changes during fiscal 2002 in its Mexico operations.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While the Company’s management believes it has taken all reasonable measures to ensure that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following are filed as part of this Annual Report on Form 10-K:

(1)    Consolidated Financial Statements

 See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2)    Financial Statement Schedules

 See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(3)    Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (9)

3.3	Amended and Restated Bylaws of CellStar Corporation. (13)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of February 20, 2002 of CellStar Corporation. (the “Second Certificate of Amendment”). (20)

4.1

The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Amended and Restated Bylaws of CellStar Corporation and Second Certificate of Amendment filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference. (1)(9)(13)(20).

4.2	Specimen Common Stock Certificate of CellStar Corporation. (16)

4.3	Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (“Rights Agreement”). (3)

4.4	First Amendment to Rights Agreement, dated as of June 18, 1997. (4)

4.5

Second Amendment to Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (20)

4.6	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (“Certificate of Designation”). (2) (3)

4.7	Form of Rights Certificate. (19)

4.8	Certificate of Correction of Certificate of Designation. (3) (4)

4.9	Indenture, dated as of October 14, 1997, by and between CellStar Corporation and The Bank of New York, as Trustee. (7)

4.10	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee. (15)

4.11	5% Senior Subordinated Convertible Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee (“5% Indenture”). (15)

4.12	First Supplemental Indenture, dated as of November 5, 2002, to 5% Indenture, by and between CellStar Corporation and The Bank of New York, as Trustee. (20)

4.13

First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (19)

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(21)

10.2	Registration Rights Agreement by and between the Company and Audiovox Corporation, dated as of December 3, 1993. (5)

10.3	Registration Rights Agreement by and between the Company and Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)

10.5	CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, effective as of January 21, 2000. (10)(21)

10.6	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996. (2)(21)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(21)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(22)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(22)

10.10

Second Amended and Restated Credit Agreement, dated February 27, 2001, by and among CellStar Corporation, the Financial Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (12)

10.11	Form of Revolving Credit Promissory note. (12)

10.12

Amendment, Ratification and Confirmation, dated as of February 27, 2001, by and among CellStar Corporation and The Chase Manhattan Bank, as Agent for Financial Institutions Signatory to the Second Amended and Restated Credit Agreement. (12)

10.13

Deed of Trust, dated February 27, 2001, granted by CellStar, Ltd. To David L. Mendez, Trustee for the benefit of The Chase Manhattan Bank, as Agent for Financial Institutions Signatory to the Second Amended and Restated Credit Agreement. (12)

10.14

First Amendment to Second Amended and Restated Credit Agreement and Post Closing Matters Agreement, dated as of March 15, 2001, by and among CellStar Corporation and the Financial Institutions Signatory Thereto. (12)

10.15

Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 3, 2001, by and among CellStar Corporation, the Financial Institutions Signatory Thereto, and The Chase Manhattan Bank, as Agent for such Financial Institutions. (13)

10.16	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates. (13)(21)

10.17	Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (13)(21)

10.18	Employment Agreement, dated as of July 5, 2001, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker. (13)(21)

10.19

Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.20

First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.21

Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (15)

10.22	Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (14)(21)

10.23	Separation Agreement and Release dated as of December 11, 2001, by and among CellStar, Ltd., CellStar Corporation and Austin P. Young. (16)(21)

10.24	Employment Agreement, effective as of December 12, 2001, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(21)

10.25	First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(21)

10.26

Third Amendment and Waiver to Loan Agreement dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (17)

10.27	Separation Agreement and Release, dated as of June 20, 2002, by and among CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (17)(21)

10.28	Employment Agreement, dated as of July 5, 2002, by and among CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (18)(21)

10.29	Second Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (18)(21)

10.30	First Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (18)(21)

10.31

Fourth Amendment to Loan Agreement entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (18)

10.32	Distribution and Fulfillment Services Agreement, effective as of December 22, 1999, by and between Chase Telecommunications, Inc., doing business as Cricket Communications, and CellStar, Ltd. (18)(22)

10.33

Amendment No. 1 to Distribution and Fulfillment Services Agreement, effective as of September 21, 2001, by and between Cricket Communications, successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(22)

10.34

Amendment No. 2 to Distribution and Fulfillment Services Agreement, effective as of July 2, 2002, by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(22)

10.35

Addendum to Amendment No. 2 to Distribution and Fulfillment Services Agreement, effective as of July 2, 2002, by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(22)

10.36	Letter Agreement, dated as of January 15, 2002, by and between Cricket Communications, Inc. and CellStar, Ltd. (18)(22)

10.37	Amendment No. 3 to Distribution and Fulfillment Services Agreement, effective as of October 9, 2002, by and between Cricket Communications, Inc. and CellStar, Ltd. (18)(22)

10.38

Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.39

Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.40	First Amendment to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, executed as of September 10, 2002 and effective as of February 22, 2002. (20)(21)

10.41	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002. (20)(21)

10.42

Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

21.1	Subsidiaries of the Company. (20)

23.1	Consent of KPMG LLP. (20)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.
(20)	Filed herewith.
(21)	The exhibit is a management contract or compensatory plan or agreement.
(22)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ Terry S. Parker
Terry S. Parker Chief Executive Officer

Date: February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Terry S. Parker Terry S. Parker Chief Executive Officer and Director (Principal Executive Officer)	Date: February 28, 2003

By /s/ James L. Johnson James L. Johnson Chairman of the Board	Date: February 28, 2003

By /s/ Robert A. Kaiser Robert A. Kaiser Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Date: February 28, 2003

By /s/ Raymond L. Durham Raymond L. Durham Vice President, Corporate Controller (Principal Accounting Officer)	Date: February 28, 2003

By /s/ J. L. Jackson J. L. Jackson Director	Date: February 28, 2003

By /s/ Dale V. Kesler Dale V. Kesler Director	Date: February 28, 2003

By /s/ Jere W. Thompson Jere W. Thompson Director	Date: February 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terry S. Parker, certify that:

1.    I have reviewed this annual report on Form 10-K of CellStar Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry S. Parker
Terry S. Parker Chief Executive Officer

Date: February	28, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert A. Kaiser, certify that:

1.    I have reviewed this annual report on Form 10-K of CellStar Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert A. Kaiser
Robert A. Kaiser Chief Financial Officer

Date:    February 28, 2003

CELLSTAR CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

CellStar Corporation:

We have audited the consolidated financial statements of CellStar Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas

January 10, 2003

except as to note 23 which

is as of January 31, 2003

and the fourth paragraph

of note 6 which is as of

February 28, 2003

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2002 and 2001

(In thousands, except share data)

	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$29,270	47,474
Restricted cash	23,778	41,820
Accounts receivable (less allowance for doubtful accounts of $57,630 and $57,359, respectively)	175,102	216,002
Inventories	163,226	218,927
Deferred income tax assets	32,786	35,915
Prepaid expenses	21,942	18,614

Total current assets	446,104	578,752
Property and equipment, net	18,701	19,340
Goodwill (less accumulated amortization of $8,953 and $7,423 respectively)	20,939	22,060
Deferred income tax assets	20,231	18,102
Other assets	9,616	7,816

	$515,591	646,070
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$53,347	52,644
5% Convertible subordinated notes	—	150,000
Account payable	166,141	228,958
Accrued expenses	31,934	21,804
Income taxes payable	7,840	4,767
Deferred income tax liabilities	44,988	3,687

Total current liabilities	304,250	461,860
12% Senior subordinated notes	12,374	—
Other long-term liabilities	4,636	—

Total liabilities	321,260	461,860

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,354,365 and 12,028,425 shares issued and outstanding, respectively	204	120
Additional paid-in capital	123,392	82,443
Accumulated other comprehensive loss—foreign currency translation adjustments	(14,435)	(13,447)
Retained earnings	85,170	115,094

Total stockholders’ equity	194,331	184,210

	$515,591	646,070

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended November 30, 2002, 2001, and 2000

(In thousands, except per share data)

	2002	2001	2000
Revenues	$2,196,614	2,433,803	2,475,682
Cost of sales	2,065,806	2,297,977	2,364,197

Gross profit	130,808	135,826	111,485
Selling, general and administrative expenses	112,652	113,785	169,232
Impairment of assets	3,655	—	12,339
Severance and exit charges	2,566	—	—
Separation agreement	—	5,680	—
Restructuring charge (credit)	—	750	(157)

Operating income (loss)	11,935	15,611	(69,929)
Other income (expense):
Interest expense	(7,564)	(15,383)	(19,113)
Equity in loss of affiliated companies, net	—	(858)	(1,805)
Gain on sale of assets	—	933	6,200
Impairment of investment	(125)	(2,215)	—
Other, net	1,947	5,288	932

Total other income (expense)	(5,742)	(12,235)	(13,786)

Income (loss) before income taxes and extraordinary gain (loss)	6,193	3,376	(83,715)
Provision (benefit) for income taxes	47,131	2,200	(20,756)

Income (loss) before extraordinary gain (loss)	(40,938)	1,176	(62,959)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	11,014	(626)	—

Net income (loss)	$(29,924)	550	(62,959)

Net income (loss) per share:
Basic:
Income (loss) before extraordinary gain (loss)	$(3.34)	0.10	(5.24)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.90	(0.05)	—

Net income (loss)	$(2.44)	0.05	(5.24)

Diluted:
Income (loss) before extraordinary gain (loss)	$(3.34)	0.10	(5.24)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.90	(0.05)	—

Net income (loss)	$(2.44)	0.05	(5.24)

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended November 30, 2002, 2001, and 2000

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
Balance at November 30, 1999	12,011	$120	81,410	(8,509)	177,503	250,524
Comprehensive loss:
Net loss	—	—	—	—	(62,959)	(62,959)
Foreign currency translation adjustment	—	—	—	(2,352)	—	(2,352)

Total comprehensive loss						(65,311)
Common stock issued under stock option plans	17	—	370	—	—	370

Balance at November 30, 2000	12,028	120	81,780	(10,861)	114,544	185,583
Comprehensive income (loss):
Net income	—	—	—	—	550	550
Foreign currency translation adjustment	—	—	—	(2,586)	—	(2,586)

Total comprehensive income (loss)						(2,036)
Stock option compensation expense	—	—	663	—	—	663

Balance at November 30, 2001	12,028	120	82,443	(13,447)	115,094	184,210
Comprehensive loss:
Net loss	—	—	—	—	(29,924)	(29,924)
Foreign currency translation adjustment	—	—	—	(988)	—	(988)

Total comprehensive loss						(30,912)
Common stock issued with purchases of 5% convertible subordinated notes	497	5	1,879	—	—	1,884
Conversion of 5% senior subordinated convertible notes	7,829	79	39,070	—	—	39,149

Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2002, 2001, and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(29,924)	550	(62,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	4,479	6,684	51,636
Provision for inventory obsolesence	10,588	10,210	32,255
Depreciation, amortization, and impairment of assets	11,834	10,967	23,571
Gain on sale of assets	—	(933)	(6,200)
Equity in loss of affiliated companies, net	—	858	1,805
Deferred income taxes	42,301	(9,553)	(34,446)
Stock option compensation expense	—	663	—
Impairment of investment	125	2,215	—
Extraordinary (gain) loss on extinguishment of debt	(11,014)	626	—
Changes in certain operating assets and liabilities:
Accounts receivable	30,213	118,282	(101,243)
Inventories	43,771	35,278	(119,867)
Prepaid expenses	(3,947)	5,784	2,705
Other assets	(3,517)	(141)	(648)
Accounts payable	(58,714)	(130,169)	168,224
Accrued expenses	4,235	(207)	1,474
Income taxes payable	(3,244)	2,114	(5,698)

Net cash provided by (used in) operating activities	37,186	53,228	(49,391)

Cash flows from investing activities:
Purchases of property and equipment	(6,760)	(5,558)	(5,461)
Acquisitions of businesses, net of cash acquired	(276)	(320)	(4,241)
Proceeds from sale of assets	—	2,237	377
Purchase of investment	—	—	(4,144)
Investment in joint venture	—	(735)	—
Change in restricted cash	18,042	802	(17,622)

Net cash provided by (used in) investing activities	11,006	(3,574)	(31,091)

Cash flows from financing activities:
Borrowings on notes payable	720,281	311,318	404,637
Payments on notes payable	(719,578)	(385,802)	(318,000)
Additions to deferred loan costs	(521)	(4,719)	—
Net proceeds from issuance of common stock	—	—	370
Payments on 5% convertible subordinated notes	(66,578)	—	—

Net cash provided by (used in) financing activities	(66,396)	(79,203)	87,007

Net increase (decrease) in cash and cash equivalents	(18,204)	(29,549)	6,525
Cash and cash equivalents at beginning of the year	47,474	77,023	70,498

Cash and cash equivalents at end of year	$29,270	47,474	77,023

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

(a)    Basis for Presentation

CellStar Corporation, including its subsidiaries (the “Company”), is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North America, Latin America, and European regions. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)    Equity Investments in Affiliated Companies

The Company accounts for its investments in common stock of affiliated companies using the equity method or the modified equity method, if required. The investments are included in other assets in the accompanying consolidated balance sheets.

(h)    Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ activation of the subscriber’s service and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes service fee revenue when the service is completed.

The Company adopted the provision of SEC Staff Service Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB No. 101) in Fiscal Year 2001. The adoption of SAB No. 101 had no material impact on the Company’s revenue recognition practices.

(i)    Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders’ equity, except for subsidiaries located in countries whose economies are considered highly inflationary. In such cases, translation adjustments are included primarily in other income (expense) in the accompanying consolidated statements of operations. Net foreign currency transaction gains (losses) for the years ended November 30, 2002, 2001 and 2000 were ($1.0) million, $0.3 million and $(10.0) million, respectively. The currency exchange rates of the Latin American and Asia-Pacific countries in which the Company conducts operations have historically been volatile. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment and by entering into non-deliverable foreign currency forward contracts in certain instances.

(j)    Derivative Financial Instruments

The Company periodically uses various derivative financial instruments as part of an overall strategy to manage the Company’s exposure to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company periodically uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with international operations. The Company evaluates the use of interest rate swaps and cap agreements to manage its interest risk on debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company currently has no material derivative instruments that qualify as a hedge as defined by Financial Accounting Standards Board Statement (Statement) No. 133, Accounting for Derivative Instruments, and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. Accordingly, all changes in fair value of derivative instruments are recognized in the statements of operations.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended November 30, 2002, 2001, and 2000, follows (in thousands, except per share data):

	2002	2001	2000
Basic:
Income (loss) before extraordinary gain (loss)	$(40,938)	1,176	(62,959)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	11,014	(626)	—

Net income (loss)	$(29,924)	550	(62,959)

Weighted average number of shares outstanding	12,268	12,028	12,026

Income (loss) per share before extraordinary gain (loss)	$(3.34)	0.10	(5.24)
Extraordinary gain (loss) per share on early extinguishment of debt, net of tax	0.90	(0.05)	—

Net income (loss), per share	$(2.44)	0.05	(5.24)

Diluted:
Income (loss) before extraordinary gain (loss)	$(40,938)	1,176	(62,959)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	11,014	(626)	—

Net income (loss)	(29,924)	550	(62,959)
Interest on 5% Convertible Subordinated Notes, net of tax	—	—	—

Adjusted net income (loss)	$(29,924)	550	(62,959)

Weighted average number of shares outstanding	12,268	12,028	12,026
Effect of dilutive securities:
Stock options	—	1	—
Convertible notes	—	—	—

Weighted average number of share outstanding including effect of dilutive securities	12,268	12,029	12,026

Income (loss) per share before extraordinary gain (loss)	$(3.34)	0.10	(5.24)
Extraordinary gain (loss) per share on early extinguishment of debt, net of tax	0.90	(0.05)	—

Net income (loss)	$(2.44)	0.05	(5.24)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options to purchase 1.4 million, 1.3 million and 0.9 million shares of common stock at November 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Diluted weighted average shares outstanding at November 30, 2001 and 2000 do not include 1.1 million common equivalent shares issuable for the 5% Convertible Subordinated Notes, as their effect would be anti-dilutive. (See Note 12.)

The 5% Senior Subordinated Convertible Notes issued in the exchange in February 2002 are anti-dilutive as the Company incurred a loss in 2002.

(m)    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss). The Company does not tax effect its foreign currency translation adjustments.

(n)    Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $8.4 million, $16.8 million and $17.9 million of interest for the years ended November 30, 2002, 2001 and 2000, respectively. The Company paid approximately $7.5 million, $4.8 million and $14.5 million of income taxes for the years ended November 30, 2002, 2001 and 2000, respectively.

(o)    Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations, in accounting for grants to employees and non-employee directors under its fixed stock option plans. Accordingly, compensation expense is recorded for grants of options only if the current market price of the underlying stock exceeds the exercise price on the date of grant.

(2)    Related Party Transactions

(a)    Transactions with Motorola

Motorola purchased 0.4 million shares of the Company’s common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $662.0 million, $834.1 million and $1,074.3 million for the years ended November 30, 2002, 2001 and 2000, respectively. Included in accounts payable at November 30, 2002 and 2001 was approximately $39.4 million and $46.5 million, respectively, due to Motorola for purchases of inventory.

(b)    Sale of Aircraft to Chief Executive Officer

In December 1993, the Company and its then Chief Executive Officer entered into an agreement pursuant to which the Company purchased the Chief Executive Officer’s jet aircraft at book value. Pursuant to that agreement, the Company sold the Company’s jet aircraft back to the Chief Executive Officer for the book value of $2.2 million in January 2001.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and notes payable as of November 30, 2002 and 2001 approximate fair value due to the short maturity of these instruments. The fair value as set forth in the table below (in thousands) is based on quoted market prices for the Company’s 5% Subordinated Notes and management’s estimate for the fair value of the Company’s 12% Senior Subordinated Notes.

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5% Subordinated ConvertibleNotes	$—	—	150,000	63,000

12% Senior Subordinated Notes	$12,374	12,374	—	—

The Company did not hold any derivative instruments at November 30, 2002 and 2001, respectively.

(4)    Property and Equipment

Property and equipment consisted of the following at November 30, 2002 and 2001 (in thousands):

	2002	2001
Land and buildings	$11,003	11,034
Furniture, fixtures and equipment	31,858	27,718
Leasehold improvements	4,854	5,408

	47,715	44,160
Less accumulated depreciation and amortization	(29,014)	(24,820)

	$18,701	19,340

(5)    Investments in Affiliated Companies

At November 30, 2001, investments in affiliated companies included a 49% interest in CellStar Amtel Sdn. Bhd. (“CellStar Amtel”), a Malaysian company. As a result of the deterioration in the Malaysia market, the Company divested its 49% ownership in CellStar Amtel in 2002. The carrying value of the investment at November 30, 2001 was zero. During the years ended November 30, 2001 and 2000, the Company incurred losses of $0.7 and $1.8 million, respectively related to the operations of CellStar Amtel.

In January 2000, the Company acquired for $4.1 million 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, (“Arcoa”) a telecommunications retail store chain in Taiwan. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in Arcoa to be permanently impaired. In the third quarter of 2001, the Company recorded an impairment charge of $2.2 million and in the fourth quarter of 2002 recorded an additional impairment charge of $0.1 million to reduce the carrying value of its 3.5% interest to the Company’s estimate of the fair value of its investment of $1.8 million.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Debt

Debt consisted of the following at November 30, 2002 and 2001 (in thousands):

	2002	2001
Notes payable
Revolving credit facility	$23,089	—
People’s Republic of China (“PRC”) credit facilities	30,258	39,078
People’s Republic of China (“PRC”) notes payable	—	5,799
Taiwan notes payable	—	7,767

Total notes payable	53,347	52,644
Current and Long Term Debt
5% Convertible Subordinated Notes	—	150,000
12% Senior Subordinated Notes	12,374	—

Total debt	$65,721	202,644

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement (“the New Facility”) with a bank and terminated the previously existing facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001, provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. At November 30, 2002, the Company had borrowed $23.1 million under the New Facility.

On February 6, 2003, the Company finalized an amendment to the New Facility that allowed for the exclusion of certain charges from certain financial covenants in the loan agreement related to credit facilities that it may establish in its Mexico operations. On February 28, 2003, the Company completed an amendment to the New Facility that allowed for the exclusion of U.S. Federal income taxes on undistributed earnings associated with the Company’s Asia-Pacific, European, and Latin American Regions, excluding Mexico and Miami, from certain financial covenants in the loan agreement.

At November 30, 2002, the Company’s operations in China had three lines of credit totaling approximately 250 RMB (approximately USD $30.3 million), bearing interest at rates ranging from 0.00% to 5.85%. The loans have maturity dates through March 2003. The Company typically refinances these lines of credit for three to six month terms, although there can be no assurance that these lines of credit will be refinanced in the future. The lines of credit are either fully or partially collateralized.

The fully collateralized loans (approximately $25.2 million) are collateralized by either U.S. dollar cash deposits in Hong Kong ($5.8 million of loans collateralized by a $7.0 million cash deposit) or PRC accounts receivable ($19.4 million of loans). The partially collateralized loans total $5.1 million and are collateralized by $1.0 million in cash in the PRC. Restricted cash of $12.2 million in Hong Kong was serving as collateral for an additional $12.0 million line of credit that was not utilized as of November 30, 2002. An additional $3.0 million of restricted cash in Hong Kong was unutilized at November 30, 2002.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.60%. The facility matures on December 31, 2003, but is automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At November 30, 2002, the Company had no borrowings under this facility.

The Company entered into a 6.0 million Euro (approximately $6.2 million) credit facility on December 20, 2002 in The Netherlands. The facility is collateralized by accounts receivable, inventory and fixed assets from the Company’s Netherland operations and bears interest at a variable rate, which consists of the bank’s Euro Base rate, plus a margin. The interest rate of the facility is currently 5.00%. The facility may be terminated without notice by either party. The credit facility contains certain financial and other covenants for The Netherlands operations.

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Notes due October 15, 2002, which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity. (See note 12).

At November 30, 2002, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (“the Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

(7)    Income Taxes

The Company’s income (loss) before extraordinary items and income taxes was comprised of the following for the years ended November 30, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
United States	$(5,665)	3,593	(85,138)
International	11,858	(217)	1,423

Total	$6,193	3,376	(83,715)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision (benefit) for income taxes for the years ended November 30, 2002, 2001 and 2000 consisted of the following (in thousands):

	Current	Deferred	Total
Year ended November 30, 2002
United States:
Federal	$—	45,341	45,341
State	90	—	90
International	4,740	(3,040)	1,700

	$4,830	42,301	47,131

Year ended November 30, 2001:
United States:
Federal	$—	3,782	3,782
State	152	(3)	149
International	11,601	(13,332)	(1,731)

	$11,753	(9,553)	2,200

Year ended November 30, 2000:
United States:
Federal	$—	(28,296)	(28,296)
State	1,138	(1,778)	(640)
International	12,552	(4,372)	8,180

	$13,690	(34,446)	(20,756)

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Expected tax expense (benefit)	$2,167	1,182	(29,300)
International and U.S. tax effects attributable to international operations	32,575	1,326	(4,731)
State income taxes, net of Federal benefits	59	97	(416)
Equity in loss of affiliated companies, net	—	204	631
Non-deductible goodwill and other	4,848	2,097	1,919
Change in valuation allowance	4,140	(2,315)	11,763
Foreign accumulated earnings tax	—	—	1,228
Foreign dividend	1,446	—	—
Dispositions	1,429	—	—
Other, net	467	(391)	(1,850)

Actual tax (benefit) expense	$47,131	2,200	(20,756)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2002 and 2001, is presented below (in thousands):

	2002	2001
Deferred income tax assets:
United States:
Accounts receivable	$13,947	13,987
Inventory adjustments for tax purposes	1,244	2,578
Net operating loss carryforwards	24,631	22,117
Foreign tax credit carryforwards	2,469	2,469
Capital losses	3,160	3,791
Debt issuance cost	285	—
Prepaid bond interest	2,151	—
Other, net	3,934	4,451
International:
Accounts receivable	5,103	3,246
Net operating loss carryforwards	12,579	5,751
Other, net	1,978	2,937

	71,481	61,327
Valuation allowance	(11,450)	(7,310)

	60,031	54,017

Deferred income tax liabilities
United States unremitted foreign earnings	44,200	—
International inventory adjustments for tax purposes	7,802	3,687

	$52,002	3,687

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance for deferred income tax assets as of December 1, 2000 and 2001 was $15.9 million and $7.3 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2002 and 2001 was an increase of $4.1 million and a decrease of $8.6 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not the Company should realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. At November 30, 2002, the Company had U.S. Federal net operating loss carryforwards of approximately $70.4 million, which will begin to expire in 2018.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company is now required to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2002, the Company has net operating loss carryforwards in the U.S. of approximately $70.4 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings are no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

At November 30, 2002, the Company had not provided for U.S. Federal income taxes on earnings of international subsidiaries of approximately $21.6 million as these earnings were considered permanently reinvested.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue code. The Company may have limitations beginning with the year ending November 30, 2002 on the utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change on final determination by the respective taxing authorities. Management believes it has made an adequate tax provision.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Leases

The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to six years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $3.2 million, $3.9 million and $5.0 million for the years ended November 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under operating leases as of November 30, 2002 are as follows (in thousands):

Year ending November 30,	Amount
2003	$3,721
2004	2,290
2005	1,588
2006	801
2007	543
Thereafter	212

(9)    Impairment of Assets

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations to exit the U.K., Peru and Argentina as soon as practicable (see Note 13). As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

In the third quarter of 2000, the Company decided to exit its Venezuela operations (see Note 16). The Company recorded a $4.9 million impairment charge to reduce the carrying value of certain Venezuela assets, primarily goodwill, to their estimated fair value. In December 2000, the Company completed the sale of its Venezuela operations and realized a gain of $1.1 million.

In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million due to a major carrier customer’s proposed changes to an existing contract that adversely changed the long-term prospects of the Peru operations.

In the second quarter of 2000, the Company recorded an impairment charge of $1.0 million to reduce the carrying value of other assets.

(10)    Separation Agreement

The Company announced on July 6, 2001, that Alan H. Goldfield retired effective immediately from the position of Chairman and Chief Executive Officer and that James L. “Rocky” Johnson, who has served on the Board of Directors since March 1994 became Chairman of the Board, and Terry S. Parker, a member of the Board of Directors and a former President and Chief Operating Officer of the Company, rejoined the Company as Chief Executive Officer. The Company recorded expense of $5.7 million in 2001 related to the separation agreement between the Company and Mr. Goldfield. Included in the $5.7 million charge is a cash payment of $4.3 million and stock option compensation expense of $0.6 million.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Gain on Sale of Assets

The Company recorded a gain on sale of assets of $0.9 million in 2001 primarily associated with the sale of its Venezuela operations in December 2000. (See Note 16.) The Company recorded a gain of $6.2 million for the year ended November 30, 2000, associated with the sale of the following (in thousands):

Brazil joint venture (see Note 15)	$6,048
Poland operations	152

$6,200

In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland. The Company recorded an impairment charge of $5.5 million, including a $4.5 million write down of goodwill to reduce the carrying value of the assets of the operations in Poland to their estimated fair value in 1999. The sale was completed in 2000 resulting in a gain of $0.2 million. Revenues for the operations in Poland were $2.2 million for the year ended November 30, 2000.

(12)    Extraordinary Gain (Loss) on Early Extinguishment of Debt

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Noted due October 15, 2002, which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission offering to exchange, for each $1,000 principal amount of its existing 5% Convertible Subordinated Notes due October 2002, (the “Subordinated Notes”) $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”), b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its $150.0 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer $21.4 million of the Subordinated Notes were not exchanged.

The Company realized a pre-tax extraordinary gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the exchange. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the exchange and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of November 30, 2002, the Company had made cash payments of $1.7 million for interest associated with the Senior Notes and Senior Convertible Notes and the Company has future interest payments accrued of $2.5 million in accrued expenses and $4.6 million in other long-term liabilities. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company has sufficient tax carryforwards to offset the tax liability on the extraordinary gain.

The Company extinguished $4.5 million of the Subordinated Notes not tendered in the Exchange Offer in several transactions through July 29, 2002 using various combinations of cash and the Company’s common stock. On October 15, 2002, the Company redeemed at maturity for cash, the remaining $16.9 million of its Subordinated Notes.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2001, as a result of the early termination of its previously existing credit facility, the Company had an after tax extraordinary loss of $0.6 million, primarily related to the write off of deferred loan costs related to the facility.

(13)    Repositioning of Operations

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed the divestitures of its Peru and Argentina operations to local management at approximately book value. As part of the divestitures the Company obtained promissory notes totaling $0.9 million and $0.2 million, respectively, from local management in Peru and Argentina. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. As of August 31, 2002, the Company’s operations in the U.K. were closed, except for certain administrative matters. The third and fourth quarters of 2002 include reversal of allowances of $0.8 million and $2.5 million, respectively, related to the closure of the U.K. operation as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable.

The following table summarizes the income statement classification of the charge (in thousands):

	Three months ended May 31, 2002	Reversal of allowances	Net charge
Cost of sales	$2,256	(1,131)	1,125
Selling, general and administrative	1,691	(588)	1,103
Impairment of assets	3,655	—	3,655
Severance and exit charges	2,566	—	2,566

Total charge	10,168	(1,719)	8,449
Tax benefit	(184)	(1,541)	(1,725)

Net charge	$9,984	(3,260)	6,724

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.8 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not yet been paid as of November 30, 2002.

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

Following is a summary of the combined results of operations, including the exit charge in the U.K., Peru, and Argentina (in thousands):

	Fiscal year ended November 30,
	2002	2001	2000
Revenues	$63,942	139,916	$203,382
Cost of sales	61,585	134,863	196,426

Gross profit	2,357	5,053	6,956
Selling, general and administrative expenses	6,893	10,368	8,502
Impairment of assets	3,655	—	6,435
Severance and exit charges	2,566	—	—

Operating loss	$(10,757)	(5,315)	(7,981)

The Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operation in Chile as this operation is expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operations. In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. The Company will explore opportunities to sell its operations in Sweden.

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

For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets and $1.2 million in inventory obsolescence expense for inventory price reductions incurred

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

while the international trading business was curtailed pending investigation. The Company recovered $0.9 million in cash associated with the third party theft and fraud losses. This recovery is recorded in cost of sales in the fourth quarter of 2002. The Company is pursuing legal action where appropriate to recover additional amounts. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time.

(15)    Brazil

From 1998 to 2000, the Company’s Brazil operations were primarily conducted through a majority-owned joint venture. Following a review of its operations in Brazil, the Company concluded that its joint venture structure, together with foreign exchange risk, the high cost of capital in that country, accumulated losses, and the prospect of ongoing losses, were not optimal for success in that market. As a result, in the second quarter of 2000 the Company elected to exit the Brazil market.

On August 25, 2000, the Company completed the divestiture of its 51% ownership in the joint venture to its joint venture partner, Fontana Business Corp. Following is a summary of the operations related to Brazil (amounts in thousands):

Year ended November 30, 2000
Revenues	$40,602
Cost of sales	41,567

Gross profit (loss)	(965)
Selling, general and administrative expenses	10,038

Operating loss	11,003

Other income (expense):
Gain on sale of assets	6,048
Interest expense	(3,475)

Total other income (expense)	2,573

Loss before income taxes	$ 8,430

The Company recognized a pre-tax gain on sale of $6.0 million in conjunction with the disposition of its 51% interest in the joint venture in the third quarter of 2000. The Company had a negative carrying value in its 51% interest in the joint venture as a result of losses previously recognized. In the disposition, the Company obtained promissory notes totaling $8.5 million related to the Company’s funding of certain U.S. letters of credit supporting Brazilian debt obligations. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company.

During the quarter ended May 31, 2000, the Company also fully reserved certain U.S.-based accounts receivable from Brazilian importers, the collectibility of which deteriorated significantly in the second quarter of 2000 and which were further affected by the decision, in the second quarter of 2000, to exit Brazil.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year ended November 30, 2000
Revenues	$ 36,639
Cost of sales	35,342

Gross profit	1,297
Selling, general and administrative expenses	8,630
Impairment of assets	4,930

Operating loss	12,263

Other income (expense):
Interest expense	(8)
Other, net	(1,039)

Total other income (expense)	(1,047)

Loss before income taxes	$13,310

(17)    Redistributor Business

The Company phased out a major portion of its redistributor business in the Miami and North American operations in 2000 due to the volatility of the redistributor business, the relatively lower margins and higher credit risks. Redistributors are distributors that do not have existing direct relationships with manufacturers and who do not have long-term carrier or dealer/agent relationships. These distributors purchase product on a spot basis to fulfill intermittent customer demand and do not have long-term predictable product demand. Revenues for the redistributor business for Miami and the North American Region for the year ended November 30, 2000 were $57.4 million.

(18)    Inventory Obsolescence Expense and Bad Debt Expense

Inventory obsolescence expense of $10.6 million, $10.2 million and $32.3 million for the years ended November 30, 2002, 2001 and 2000, respectively, is included in cost of goods sold in the accompanying consolidated statements of operations.

Bad debt expense of $4.5 million, $6.7 million and $51.5 million for the years ended November 30, 2002, 2001 and 2000 respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    Segment and Related Information

The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: Asia-Pacific, North America, which consists of the United States, Latin America, which includes Mexico and the Company’s Miami, Florida operations (“Miami”) and Europe. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments, and interest expense on the Company’s Facility and Notes. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant. Segment information for the years ended November 30, 2002, 2001 and 2000 follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
November 30, 2002:
Revenues from external customers	$1,115,499	558,173	341,632	181,310	—	2,196,614
Impairment of assets	—	—	2,532	1,123	—	3,655
Severance and exit charges	—	—	561	2,005	—	2,566
Operating income (loss)	34,374	18,774	(15,047)	(5,247)	(20,919)	11,935
Income (loss) before interest and income taxes and extraordinary gain	34,417	14,873	(16,700)	8,133	(28,399)	12,324
Extraordinary gain on extinguishment of debt	—	—	—	—	11,014	11,014
Total assets	229,176	72,863	117,151	46,535	49,866	515,591
Depreciation, amortization and impairment of assets	2,601	1,137	4,563	1,886	1,647	11,834
Capital expenditures	3,939	386	1,198	171	1,066	6,760

November 30, 2001:
Revenues from external customers	$1,213,454	578,612	411,079	230,658	—	2,433,803
Separation agreement	—	—	—	—	5,680	5,680
Operating income (loss)	33,099	25,805	(11,372)	(3,878)	(28,043)	15,611
Equity in income (loss) of affiliated companies, net	(858)	—	—	—	—	(858)
Impairment of investment	(2,215)	—	—	—	—	(2,215)
Income (loss) before interest and income taxes and extraordinary loss	30,300	21,752	(10,793)	(3,722)	(22,015)	15,522
Extraordinary loss on extinguishment of debt, net of tax	—	—	—	—	(626)	(626)
Total assets	263,268	143,598	130,481	48,885	59,838	646,070
Depreciation, amortization and impairment of assets	2,309	1,179	2,664	929	3,886	10,967
Capital expenditures	2,822	801	1,108	258	569	5,558

November 30, 2000:
Revenues from external customers	$1,024,762	499,171	636,354	315,395	—	2,475,682
Impairment of assets	—	974	11,365	—	—	12,339
Operating income (loss)	7,770	(16,425)	(38,724)	2,263	(24,813)	(69,929)
Equity in income (loss) of affiliated companies, net	(1,805)	—	—	—	—	(1,805)
Income (loss) before interest and income taxes	6,361	(24,021)	(31,623)	2,450	(22,528)	(69,361)
Total assets	289,677	172,527	256,907	56,824	82,889	858,824
Depreciation, amortization and impairment of assets	1,905	3,661	14,492	810	2,703	23,571
Capital expenditures	1,256	1,309	2,052	452	392	5,461

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2002, 2001, and 2000 follows (in thousands):

	2002	2001	2000
Income (loss) before interest and income taxes and extraordinary gain (loss) per segment information	$12,324	15,522	(69,361)
Interest expense per the consolidated statements of operations	(7,564)	(15,383)	(19,113)
Interest income included in other, net in the consolidated statements of operations	1,433	3,237	4,759

Income (loss) before income taxes and extraordinary gain (loss) per the consolidated statements of operations	$6,193	3,376	(83,715)

Geographical information for the years ended November 30, 2002, 2001 and 2000, follows (in thousands):

	2002		2001		2000
	Revenues	Long-lived assets	Revenues	Long-lived assets	Revenues	Long-lived assets
United States	$613,402	11,109	633,566	12,341	578,262	15,257
People’s Republic of China	882,033	3,640	876,726	777	580,445	740
Hong Kong	38,873	6,051	172,907	3,748	144,964	5,851
United Kingdom	47,467	—	111,433	457	163,797	637
Mexico	185,627	2,196	250,335	2,838	383,256	3,038
All other countries	429,212	5,321	388,836	6,995	624,958	5,664

	$2,196,614	28,317	2,433,803	27,156	2,475,682	31,187

For purposes of the geographical information above, the Company’s Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

A customer in the Asia-Pacific Region accounted for approximately 10% or $230.0 million and 11% or $268.0 million of consolidated revenues for the years ended November 30, 2002 and 2001, respectively. No customer accounted for 10% or more of consolidated revenues in the year ended November 30, 2000.

At November 30, 2001, the Company had a receivable of $33.4 million from a customer in the North America Region.

(20)    Acquisitions

In August 1999, the Company acquired the business and certain net assets of Montana Telecommunications Group B.V. in The Netherlands in a transaction accounted for as a purchase. The purchase price was $2.3 million, which resulted in $1.0 million of goodwill with an estimated life of 20 years. Additional payments based on future operating results of the business over the four year period subsequent to acquisition may be paid in cash. For 2000, 2001, and 2002 payments of $0.1 million, $0.1 and $0.2 million were made pursuant to the agreement and recorded as goodwill.

The Company acquired TA Intercall AB (Sweden), in January 1998. This transaction was accounted for as a purchase. The original purchase price was $9.1 million, which resulted in $6.5 million of goodwill with an estimated life of 20 years. Additional payments based on operating results of Sweden for the three years subsequent to acquisition were paid either in cash or common stock at the Company’s option. In 2000, $4.0 million of additional goodwill was recorded for Sweden based upon the estimated payment amount. In 2001, $0.6 million of additional goodwill was recorded in conjunction with the final acquisition payment.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements include the operating results of each business from the date of acquisition. The impact of these acquisitions was not material in relation to the Company’s consolidated financial position or results of operations.

(21)    Stockholders’ Equity

(a)    Common Stock Options

The Company has a stock option plan (the “Plan”) covering 2.28 million shares of its common stock. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

The Company also has a stock option plan for non-employee directors (“Directors’ Option Plan”). The Directors’ Option Plan provides that each non-employee director of the Company as of the date the Directors’ Option Plan was adopted and each person who thereafter becomes a non-employee director should automatically be granted an option to purchase 1,500 shares of common stock. The exercise price is equal to the fair market value of the common stock on the date of grant. A total of 30,000 shares of common stock are authorized for issuance pursuant to the Directors’ Option Plan. Each option granted under the Directors’ Option Plan becomes exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also receive an annual grant of an option to purchase 1,000 shares of Company common stock under the Plan. Such options vest over a four year period and have an exercise price equal to the fair market value of the Company’s common stock as of market close on the date of grant. The per share weighted-average fair value of stock options granted during the years ended November 30, 2002, 2001 and 2000, was $2.34, $5.51 and $29.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	0.00%	0.00	0.00
Volatility	90.00	92.00	88.00
Risk-free interest rate	3.50	4.70	6.50
Expected term of options (in years)	3.40	3.40	3.40

The Company applies Opinion 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been the pro forma amounts below for the years ended November 30, 2002, 2001 and 2000 (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss) as reported	$(29,924)	550	(62,959)
Diluted net income (loss) per share as reported	(2.44)	0.05	(5.24)
Pro forma net income (loss)	(30,499)	(1,380)	(65,981)
Pro forma diluted net loss per share	(2.49)	(0.11)	(5.49)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity during the years ended November 30, 2002, 2001 and 2000, is as follows:

	2002		2001		2000
	Number of shares	Weighted- Average Exercise Prices	Number of shares	Weighted- Average Exercise Prices	Number of shares	Weighted- Average Exercise Prices
Granted	484,300	3.873	603,925	$9.555	302,739	$47.765
Exercised	—	0.000	—	0.000	17,025	23.270
Forfeited	337,568	19.312	159,860	34.775	203,971	47.795
Outstanding, end of year	1,527,658	23.828	1,380,926	29.780	936,861	43.910
Exercisable, end of year	721,717	37.165	597,780	39.185	437,938	40.605
Reserved for future grants under the Plan	470,710
Reserved for future grants under the Directors’ Option Plan	18,000

For options outstanding and exercisable as of November 30, 2002, the exercise prices and remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in years)	Weighted- Average Exercise Prices	Number Exercisable	Weighted-Average Exercise Prices
$3.060–4.300	390,000	9.5	$3.7070	500	4.1500
$4.3500–10.2500	435,524	8.5	8.7419	137,886	9.9214
$10.6000–49.3750	510,109	5.0	39.3260	397,031	37.0022
$51.5650–99.4000	192,025	5.3	57.7431	186,300	57.7640

	1,527,658	7.2	$23.8284	721,717	$37.1649

(b)    Stockholder Rights Plan

The Company has a Stockholder Rights Plan, which provides that the holders of the Company’s common stock receive five-thirds of a right (“Right”), as adjusted for prior stock splits, for each share of the Company’s common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company’s common stock or stock of an acquirer of the Company at a 50% discount. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

(22)    Commitments and Contingencies

(a)    Legal Proceedings

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    401(k) Savings Plan

The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994, or on completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made contributions of approximately $0.3 million, $0.3 million and $0.2 million to the plan for the years ended November 30, 2002, 2001 and 2000 respectively.

(c)    Foreign Currency Contracts

From time to time, the Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company’s international operations. The forward contracts establish the exchange rates at which the Company should purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company uses forward contracts, which are short-term in nature (45 days to one year), and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.

At November 30, 2002 and November 30, 2001, the Company had no forward contracts.

(23)    Subsequent Event

In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CELLSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2002
Revenues	$629,243		573,262		522,971		471,138
Gross profit	34,654		35,006		34,742		26,406
Net income (loss)	11,395	(a)	(5,913	)(b)	6,149	(c)	(41,555	)(c)(d)
Net income (loss) per share:
Basic:	0.95	(a)	(0.49	)(b)	0.50	(c)	(3.29	)(c)(d)
Diluted:	0.90	(a)	(0.49	)(b)	0.30	(c)	(3.29	)(c)(d)
2001
Revenues	$645,158		572,879		610,496		605,270
Gross profit	36,793		32,267		31,069		35,697
Net income (loss)	4,192		3,591		(5,840	)(e)	(1,393	)(f)
Net income (loss) per share:
Basic:	0.35		0.30		(0.49	)(e)	(0.12	)(f)
Diluted:	0.35		0.30		(0.49	)(e)	(0.12	)(f)

(a)	In the first quarter of 2002, the Company completed its exchange offer for its $150.0 million 5% convertible subordinated notes and recognized an extraordinary gain net of tax of $10.9 million.

(b)	In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the United Kingdom, Peru and Argentina. As a result of the decision, the Company recorded an after-tax charge of $10.0 million.

(c)	In the third and fourth quarters of 2002, the Company reversed allowances of $0.8 million and $2.5 million, respectively, related to the closure of the U.K. operations.

(d)	In the fourth quarter of 2002, the Company recorded tax expense of $44.2 million related to undistributed earnings in its non-U.S. subsidiaries which were previously considered permanently reinvested.

(e)	In the third quarter of 2001, the Company’s operations were affected by a charge related to the separation agreement between the Company and the former Chief Executive Officer of $5.7 million and an impairment charge to reduce the carrying value of an investment of $2.2 million.

(f)	In the fourth quarter of 2001, the Company’s operations were affected by $0.6 million after tax extraordinary loss on the early extinguishment of debt and a charge in selling, general and administrative expenses related to value-added taxes of $3.0 million.

CELLSTAR CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended November 30, 2002, 2001 and 2000

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to activation income (a)	Deductions, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
November 30, 2002	$57,359	4,479	—	(4,208)	57,630
November 30, 2001	75,810	6,737	(53)	(25,135)	57,359
November 30, 2000	33,152	51,533	103	(8,978)	75,810
Reserve for inventory obsolescence
November 30, 2002	$16,188	10,588	—	(15,327)	11,449
November 30, 2001	19,312	10,210	—	(13,334)	16,188
November 30, 2000	14,868	32,255	—	(27,811)	19,312

(a)	The Company, under agent agreements, earns activation commissions from wireless service providers on engaging subscribers for wireless handset services in connection with the Company’s retail operations. The agent agreements also provide for the reduction or elimination of activation commissions if the subscribers deactivate service within a stipulated period. The Company reduces activation income for increases in the allowance for estimated deactivations.

S-1