Form 10-K/A
period 2002-11-30
CELLSTAR CORP
filed 2003-03-31
CIK 913590

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

CELLSTAR CORPORATION

INDEX TO FORM 10-K/A

CellStar Corporation (the “Company” or “CellStar”) hereby amends and restates in its entirety each of the following items of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the Securities and Exchange Commission on (the “SEC”) February 28, 2003.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding executive officers is provided in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2003, under the caption “Business—Executive Officers of the Registrant.”

The Company’s Board of Directors consists of five directors. Each director has been elected to serve for a specified term or until his successor has been elected and qualified.

Set forth below is a description of the backgrounds of each of the directors of the Company.

Dale V. Kesler has served as a director of the Company since March 1999. Mr. Kesler retired as an active partner of the professional accounting firm of Arthur Andersen LLP in 1996 and served as the Managing Partner of Arthur Andersen’s Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler was responsible for strategic planning on a world-wide basis for the Audit and Business Advisory practices of Arthur Andersen in 1982 and 1983 and served as the head of the Audit Practice in the firm’s Dallas office from 1973 to 1982. Mr. Kesler also serves on the Board of Directors of Elcor Corporation, New Millennium Homes, Resource Services, Inc., Triad Hospitals, Inc. and IMCO Recycling Inc., and serves as an advisory board member to Snelling and Snelling, Inc. Mr. Kesler currently serves as Chairman of the Audit Committee of CellStar’s Board of Directors.

James L. Johnson has served as the non-executive Chairman of the Board of Directors since July 2001 and as a director of the Company since March 1994. Mr. Johnson has been Chairman Emeritus of GTE Corporation since May 1992 and served as GTE’s Chairman and Chief Executive Officer from April 1988 to April 1992. Mr. Johnson began his career with Southwestern Associated Telephone Company (the predecessor company of

GTE Central) in 1949. He was a member of GTE’s Board of D irectors from 1985 to May 1999 and a member of the Board of Directors of Finova Group Incorporated (formerly GTE Financial) until 2001. He is currently a director of Harte Hanks Communications, Inc. and M.O.N.Y (Mutual of New York, Inc.). Mr. Johnson is also past Chairman of the United States Telephone Association. Mr. Johnson currently serves on the Nominating and Compensation Committees of CellStar’s Board of Directors.

John L. (“J.L.”) Jackson has served as a director of the Company since March 1999. Mr. Jackson served as Chairman and Chief Executive Officer of Global Industrial Technologies, Inc. (formerly, INDRESCO) from 1993 to 1998. Before joining Global Industrial Technologies, Mr. Jackson was engaged in private executive business consulting from 1987 to 1993. From 1983 to 1987, Mr. Jackson served as a Director and as the President and Chief Operating Officer of Diamond Shamrock Corporation, and was Executive Vice President of Diamond Shamrock and President of its then newly-formed coal unit from 1979 to 1983. Mr. Jackson has served on numerous Boards of Directors, including the Fourth District Federal Reserve Bank of Cleveland, First Republic Bank, American Federal Bank, Hadson Energy Resources and National Gypsum Company. Mr. Jackson currently serves as Chairman of the Compensation Committee of CellStar’s Board of Directors and also serves on the Audit Committee of CellStar’s Board of Directors.

Jere W. Thompson has served as a director of the Company since October 1999. Mr. Thompson served as President and Chief Executive Officer of The Southland Corporation from 1986 to 1991. Mr. Thompson joined Southland in 1954 and was made Vice President of store operations in 1962. He became Southland’s President in 1973 and was elected to Southland’s Board of Directors in 1961. Mr. Thompson was engaged in private business consulting from 1991 to 1996 when he became the President of The Williamsburg Corporation. Mr. Thompson serves on the Board of Directors and is the former Chairman of The National Center for Policy Analysis. He is also a board member of St. Paul and Zale Lipshy University Hospitals, and a member and former Chairman of The Development Board and the College and Graduate School of Business Foundation Advisory Council for The University of Texas at Austin. Mr. Thompson currently serves as Chairman of the Nominating Committee of CellStar’s Board of Directors and also serves on the Audit and Compensation Committees of CellStar’s Board of Directors.

Terry S. Parker has served as Chief Executive Officer of the Company since July 2001, as a director of the Company since March 1995 and as President and Chief Operating Officer of the Company from March 1995 through July 1996. Mr. Parker served as Senior Vice President of GTE Corporation and President of GTE’s Personal Communications Services, GTE’s wireless division, from October 1993 until he joined the Company. From 1991 to 1993, Mr. Parker served as President of GTE Telecommunications Products and Services. Prior to 1991, Mr. Parker served as President of GTE Mobile Communications. Mr. Parker served on the Board of Directors for Nucentrix Corporation from 1998 until 2001, the Board of Directors of Highway Master Communications, Inc. from 1995 to 2000, the Board of Directors of Illinois Superconductor Corporation from 1998 to 2000, the Board of Directors of Equalnet Corporation from 1996 to 1999, and the Board of Directors of Telenetics Corporation from May 2000 to March 2001. Mr. Parker also served as the President and Chief Executive Officer of Telenetics from September 2000 until March 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock (the “Common Stock”) and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with, except for the following: In fiscal 2002, Mr. Kaiser, upon becoming an executive officer of the Company on December 12, 2001, did not timely file a Form 3; in fiscal 2001, Mr. Parker did not timely file a Form 4 or Form 5 reporting a change in beneficial ownership in connection with the acquisition of options to purchase 200,000 shares of Common Stock granted pursuant to his employment agreement dated July 5, 2001; and for fiscal 2000, the Company is unable to locate evidence that Mr. Thompson timely filed a Form 4 reporting a change in beneficial ownership in connection with a purchase of shares of Common Stock, and Mr. Thompson therefore filed a Form 5 in December of 2002 reporting beneficial ownership of such shares.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation in each of the Company’s last three fiscal years of the Company’s Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) who were serving as such on November 30, 2002, based on salary and bonus earned during the fiscal year ended November 30, 2002.

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus(*) ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)(1)(2)		All Other Compensation ($)
Terry S. Parker	2002	950,000		380,000		—	—	—		11,347	(3)
Chief Executive Officer	2001	341,634	(4)	200,000		—	—	204,000		5,494	(3)
	2000	—		—		—	—	1,000	(5)	—

A.S. Horng	2002	841,818		1,566,966	(6)	—	—	260,000		1,539	(7)
Chairman, Chief Executive Officer	2001 2000	800,133 800,103		300,000 66,675		— —	— —	— 90,283		1,539 128	(7) (7)
and General Manager of CellStar (Asia) Corporation Limited

Robert A. Kaiser	2002	436,442	(8)	675,000	(9)	—	—	80,000		12,381	(3)
Senior Vice President	2001	—		—		—	—	—		—
and Chief Financial Officer	2000	—		—		—	—	—		—

Lawrence King	2002	369,290		30,005		—	—	7,000		3,365	(10)
President and Chief Operating Officer of Asia Pacific	2001 2000	360,058 360,058		70,780 30,005		— —	— —	12,000 8,627		3,365 12,021	(10) (11)
Region

Elaine Flud Rodriguez	2002	285,000		115,000		—	—	10,000		4,416	(3)
Senior Vice President, Secretary and	2001 2000	265,000 250,000		35,774 10,000		— —	— —	15,000 11,272		4,179 3,833	(3) (3)
General Counsel

(*)	Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.
(1)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.

(2)	All figures in this column reflect an adjustment for the one-for-five reverse stock split, as determined pursuant to the terms of the Spinoff, (the “Reverse Split”) occurring on February 22, 2002.
(3)	Consists of insurance premiums paid by the Company and Company matching contributions to the named executive’s 401(k) plan.
(4)	Mr. Parker was appointed Chief Executive Officer of the Company on July 5, 2001.
(5)	Consists of options granted to Mr. Parker while serving as a director of the Company.
(6)	Includes a signing bonus of $1,500,000 paid upon the effective date of Mr. Horng’s new employment agreement, dated July 5, 2002, with CellStar Asia. Mr. Horng is also eligible to receive a bonus of $1,500,000 upon the successful completion of the Spinoff. In the event the market capitalization of New CellStar Asia at the time of the Spinoff, as determined pursuant to the terms of the Spinoff, is $250 million or greater, such cash bonus will be increased to $2.5 million. See “Executive Compensation – Employee Contracts and Termination of Employment Agreements.”
(7)	Consists of a Company matching contribution to its Hong Kong retirement plan.
(8)	Mr. Kaiser was appointed Senior Vice President and Chief Financial Officer on December 12, 2001.
(9)	Consists of a signing bonus of $300,000, $200,000 paid pursuant to Mr. Kaiser’s employment agreement, and a bonus of $175,000 paid pursuant to the Company’s Amended and Restated Annual Incentive Compensation Plan (the “Incentive Plan”).
(10)	Consists of insurance premiums paid by the Company and a Company matching contribution to its Hong Kong retirement plan.
(11)	Consists of insurance premiums paid by the Company.

Option Grants During 2002 Fiscal Year

The following table provides information related to options granted to the Named Executive Officers during the fiscal year ended November 30, 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)(2)
Name	Number of Securities Underlying Options Granted(#)(2)(3)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)(4)	Expiration Date	5% ($)	10% ($)
Terry S. Parker(5)	—	—	—	—	—	—
A.S. Horng	260,000	54.133	(6)	(6)	570,980	1,446,943
Robert A. Kaiser	80,000	16.656	4.60	December 11, 2011	231,353	586,248
Lawrence King	7,000	1.457	4.30	January 7, 2012	18,923	47,951
Elaine Flud Rodriguez	10,000	2.082	4.30	January 7, 2012	27,033	68,502

(1)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.
(2)	All figures in this column reflect an adjustment for the Reverse Split.
(3)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights. The options become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant. In the event of a “change of control” (as defined in the Company’s 1993 Amended and Restated Long-Term Incentive Plan (the “1993 Plan”)), any unexercisable portion of the options will become immediately exercisable.
(4)

The exercise price is equal to the fair market value of the Common Stock on the date of grant. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) in Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan from a third party and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or (d) in any other form of valid consideration that is acceptable to the Compensation Committee in its sole discretion.

(5)	Mr. Parker did not receive any option grants from the Company in fiscal 2002.
(6)	The number, exercise price and expiration date of Mr. Horng’s options are as follows:

Number	Exercise Price	Expiration Date
60,000	$4.300	January 7, 2012
200,000	$3.250	September 9, 2012

Option Exercises During 2002 Fiscal Year and Fiscal Year End Option Values

The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended November 30, 2002 and the number and value of options held on November 30, 2002. The Company does not have any outstanding stock appreciation rights. None of the Named Executive Officers in the table below exercised any options in fiscal 2002.

Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at FY-End (#)(1)		Value of Unexercised In- the-Money Options/ at FY-End ($)(1)(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Terry S. Parker	—	—	105,750	103,750	—	—
A.S. Horng	—	—	126,142	305,141	—	311,400
Robert A. Kaiser	—	—	—	80,000	—	7,200
Lawrence King	—	—	57,814	20,314	—	2,730
Elaine Flud Rodriguez	—	—	33,087	27,385	—	3,900

(1)	All figures in this column reflect an adjustment for the Reverse Split.
(2)	Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise related.
(3)	The closing price for the Common Stock, as reported by The Nasdaq National Market System on November 29, 2002, the last trading day of fiscal 2002, was $4.69. The value of unexercised in-the-money options is calculated on the basis of the difference between the option exercise price and $4.69 multiplied by the number of shares of Common Stock underlying the option.

Compensation of Directors

During the fiscal year ended November 30, 2002, each director of the Company who was not an officer or other employee of the Company (an “Independent Director”) received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting that he attended. To the extent that any committee meeting is held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) was paid. The Company also pays a per diem fee of $1,500 to each Independent Director for each day such director performs additional services for the Company at the request of the Chief Executive Officer. There were no per diem fees paid to any director for the fiscal year ended November 30, 2002.

In July 2001, Mr. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he is entitled to as an Independent Director. Mr. Johnson received $250,000 for his services as Chairman during fiscal 2002, in addition to $55,000 in director and retainer fees as described above.

Pursuant to the Company’s 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the “Directors’ Plan”), each Independent Director automatically receives an option (the “Initial Option”) to purchase 1,500 shares of Common Stock upon becoming an Independent Director. In addition to the Initial Option, each Independent Director receives an annual grant pursuant to the 1993 Plan of an option (the “Annual Option”) to purchase 1,000 shares of Common Stock, which option will be automatically granted on the date of the first full Board of Directors meeting following the end of each fiscal year. The Annual Option will vest with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and will expire ten years following the date of grant. The exercise price of all options granted to Independent Directors must be equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan expires on March 3, 2004.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company entered into employment agreements (collectively, the “Employment Agreements” or individually, an “Employment Agreement”) with Mr. Parker, Mr. Horng, Mr. Kaiser, and Ms. Rodriguez (collectively, the “Executives” and individually, an “Executive”), effective July 5, 2001, July 5, 2002, December 12, 2001, and January 21, 2000, respectively. The Employment Agreements of Messrs. Parker, Horng, Kaiser and Ms. Rodriguez provide for annual base salaries of $850,000, $900,000, $450,000 and $250,000, respectively. Mr. Kaiser also received a signing bonus of $300,000. Mr. Horng received a signing bonus of $1.5 million, subject to repayment provisions if Mr. Horng terminates his Employment Agreement under certain conditions, and a success bonus of $1.5 million payable upon completion of the Company’s divestiture (the “Spinoff”) of up to 70% of its operations in the Peoples’ Republic of China, Hong Kong and Taiwan (the “Greater China Operations”), consisting of substantially all of its Asian operations; provided, however, that in the event the market capitalization, at the time of the Spinoff, of the holding company formed to hold the Greater China Operations (“New CellStar Asia”) is $250.0 million or greater as determined by CellStar, New CellStar Asia and the underwriters pursuant to the terms of the Spinoff, the success bonus will be increased to $2.5 million. The Employment Agreement with Mr. Horng will terminate upon completion of the Spinoff without payment of compensation and will be replaced by a new employment agreement between New CellStar Asia and Mr. Horng. Each of the Employment Agreements also provides that the Executive is eligible to participate in an annual incentive plan approved by the Company’s Board of Directors during the term of his or her Employment Agreement.

Pursuant to his original Employment Agreement, the Company acknowledged Mr. Kaiser’s desire to assume greater responsibility for business operations, particularly in the North American Region of the Company’s subsidiary, CellStar, Ltd. (“Employer”). Employer agreed to establish an escrow account in the amount of $700,000, which amount was to be paid to Mr. Kaiser in the event that he was not named as Senior Vice President of the Company and President of Employer’s North American Region on or before June 1, 2002. Mr. Kaiser, the Company and Employer executed a First Amendment to Employment Agreement, effective as of April 2, 2002, which removed the requirement for the escrow and extended the date for the Company and Employer to name Mr. Kaiser as Senior Vice President of the Company and President of Employer’s North American Region to on or before September 1, 2002. Mr. Kaiser, the Company and Employer executed a Second Amendment to Employment Agreement, effective as of September 10, 2002, which provided for the payment of

$200,000 to Mr. Kaiser in consideration for Mr. Kaiser’s agreement to further extend the date by which he would be named as Senior Vice President of the Company and President of Employer’s North American Region to on or before March 1, 2003. The amendment further reduces the amount payable in the event Mr. Kaiser is not so named to $500,000. Such date may be extended an additional 90 days by mutual written agreement of the parties. Mr. Kaiser, the Company and Employer executed a Third Amendment to Employment Agreement as of February 28, 2003, extending the date by which he would be named as Senior Vice President of the Company and President of Employer’s North American Region to on or before May 1, 2003. No additional compensation was paid to Mr. Kaiser for such extension.

The Company is obligated, during the term of his Employment Agreement, to provide to Mr. Kaiser a life insurance policy with a face amount of $1,500,000 and a disability insurance policy with an annual disability benefit of $200,000 until attainment of age 65. The Company has in place insurance to cover a portion of such expenses. Mr. Kaiser and Mr. Horng are each eligible to participate in the life, health and disability insurance programs customarily made available to employees of the Company.

Each of the Employment Agreements has an initial term of four years, except that of Mr. Horng. Mr. Horng’s Employment Agreement expires on the fifth anniversary of the date on which the Board of Directors of the Company notifies Mr. Horng that it has determined to discontinue the automatic daily extension of the Employment Agreement. Pursuant to his Employment Agreement, Mr. Horng is an employee of CellStar Asia, and any continuing obligations of the Company contained in his Employment Agreement will terminate upon the completion of the Spinoff. Upon such termination, Mr. Horng’s outstanding options to purchase Common Stock will expire 30 days after the termination date. All of the Employment Agreements are subject to earlier termination as follows: (i) by the Company (a) due to the disability of the Executive, (b) for “cause” or (c) “without cause”; or (ii) by the Executive (a) upon a material breach by the Company of the Employment Agreement (“Company Breach”), (b) within twelve months of a “change in control” or (c) without “good reason” (defined as termination for any reason other than Company Breach). If any Executive terminates his or her employment due to Company Breach or if any Executive is terminated by the Company “without cause,” he or she will be entitled to receive his or her accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his or her base salary plus (b) the amount of his or her annual incentive payments for the preceding year divided by 365 and (ii) multiplied by (a) with respect to the employees other than Mr. Horng, the lesser of (x) 720 or (y) the greater of the number of days remaining in the term of his or her employment or 365 or (b) with respect to Mr. Horng only, the number of days from the date the Board of Directors notifies Mr. Horng that it has determined to discontinue the automatic daily extension of his Employment Agreement to the end of the term, which period shall equal five years. In the event of termination of employment after a “change in control,” each of the Executives will be entitled to receive an amount equal to $100 less than three times his or her “annualized includable compensation for the base period” (as defined in Section 280G of the Code) or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.”

Under the Employment Agreements, a termination will be deemed to be “without cause” if it is for any reason other than due to the disability of the Executive or for “cause.” Under the Employment Agreements, a termination will generally be considered to be for “cause” if it is due to the Executive’s (i) continued unsatisfactory job performance after written warning or, in the cases of Messrs. Horng and Kaiser, gross incompetence or, in the case of Mr. Parker, willful failure to perform his duties, (ii) misconduct or, in the cases of Messrs. Horng and Kaiser, willful misconduct, that causes or is likely to cause material economic harm to, or discredit to the reputation of, the Company or its affiliated entities, (iii) failure to follow the directions of senior management or the Boards of Directors of the Company or the Executive’s employer, (iv) conviction of or a plea of nolo contendre to a felony involving moral turpitude or the entry of an order by any federal or state regulatory agency prohibiting the Executive from participating in the affairs of the Company, or (v) any other material breach of his Employment Agreement that is not cured within thirty days after receipt of written notice from the Company specifying the breach.

For purposes of the Employment Agreements a “change in control” will be deemed to occur upon the occurrence of any of the following: (1) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (3) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (4) the cessation of control (by virtue of their not constituting a majority of directors) of the Board of Directors by the Continuing Directors (as defined in the Employment Agreements); or (5) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7 of the United States Bankruptcy Code. Ms. Rodriguez’s Employment Agreement was amended effective as of September 10, 2002 so that neither (i) the acquisition of beneficial ownership of 15% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the date of the Employment Agreement, or the acquisition of beneficial ownership of an additional 5% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the date of the Employment Agreement nor (ii) the execution by the Company and a stockholder of a contract that by its terms grants such stockholder or such stockholder’s affiliate the right to veto or block decisions or actions of the Board of Directors, would constitute a change in control for purposes of the Employment Agreement. This amendment is consistent with the terms of the existing Employment Agreements of Mr. Parker and Mr. Kaiser, and with the recent Employment Agreement of Mr. Horng.

The Employment Agreements also provide that the Executives will be indemnified by the Company to the extent provided in the Company’s Certificate of Incorporation or bylaws as of the date of the Employment Agreement and to the fullest extent permitted by changes to Delaware law. The Employment Agreements of all Executives include non-competition and confidentiality provisions.

Compensation Committee Interlocks and Insider Participation

For fiscal 2002, the Compensation Committee of the Board of Directors consisted of J.L. Jackson (Chairman), James L. Johnson, and Jere W. Thompson. No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. Mr. Johnson, who also serves as the Company’s non-executive Chairman of the Board of Directors, received a total of $305,000 in compensation for holding such position in fiscal year 2002. See “Executive Compensation—Compensation of Directors.” Mr. Johnson was the only member of the Compensation Committee that had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K promulgated by the SEC. No executive officer of the Company served on the compensation committee, or as a director, of another entity, one of whose executive officers served on the Company’s Compensation Committee or on its Board of Directors in fiscal 2002.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

General.     Subject to existing contractual obligations, the Compensation Committee of the Board of Directors is primarily responsible for evaluating and recommending the Company’s executive compensation policies and practices. The Compensation Committee also has the power to administer the 1993 Plan, the Incentive Plan and the Directors’ Plan. The Compensation Committee is currently composed of Messrs. J.L. Jackson (Chairman), James L. Johnson and Jere W. Thompson.

Compensation Philosophy.    The Company’s philosophy of rewarding stockholders through executive compensation reflects its belief that the compensation of executives (i) should be linked to achievement of the Company’s business and strategic goals; (ii) should be aligned with the interests of stockholders through awards of stock options and other stock-based compensation; (iii) should recognize individual contributions, as well as overall business results; and (iv) should have the ultimate result of attracting, motivating and retaining highly-talented executives for the Company. To achieve these objectives, the Company’s current compensation program consists of the following elements:

•	Base salary

•	Annual incentive compensation, the receipt of which is based on (i) the financial performance of the Company and its divisions from year to year and/or (ii) significant individual contributions

•	Long-term incentive compensation, primarily in the form of stock options

Chief Executive Officer’s Fiscal 2002 Compensation.    Mr. Parker was appointed Chief Executive Officer of the Company in July 2001. Pursuant to Mr. Parker’s Employment Agreement, the Company pays an annual base salary of $850,000, which was based on competitive and comparable compensation for the position of responsibility as reviewed and recommended by an outside consulting firm hired by the Company. For fiscal 2002, Mr. Parker’s base salary was increased to $950,000. The increase in Mr. Parker’s base salary was attributable to the recognition of the Company’s performance in light of significant challenges with which it was faced in fiscal 2002, including the successful completion of the exchange offer for the Notes and the Reverse Split. In addition, Mr. Parker is eligible for an annual incentive bonus of up to 100% of his annual base salary, as approved by the Board, based on the attainment of certain goals related to the creation, conservation and effective use of cash by the Company, an increase in the Company’s stock price, and other factors. Mr. Parker did not receive any option grants in fiscal 2002.

Compensation of Other Executive Officers.    For the fiscal year ended November 30, 2002, the compensation package received by the other executives of the Company consisted of base salary, stock options and bonus awards. Each element is consistent with the compensation philosophy set forth above, and the determinations regarding the appropriate form and level of executive compensation were based in part on the recommendations of management. Such recommendations reflected each individual’s level of responsibility and experience and the assessment of the individual’s contribution to the success of the Company’s business. In December of 2001, the Company appointed Robert Kaiser as its new Chief Financial Officer. The Company entered into an Employment Agreement with Mr. Kaiser effective December 12, 2001 providing for an annual base salary of $450,000 and a potential annual incentive bonus as approved by the Board. Mr. Kaiser also received a signing bonus of $300,000. In addition, Mr. Kaiser was granted options to purchase 400,000 shares of Common Stock at the time of his appointment, or 80,000 shares of Common Stock taking into account the subsequent Reverse Split, of which the exercise price was fixed at the closing sales price of the Common Stock on the date of the grant. The options vest at the rate of 25% per year beginning on the first anniversary of the grant date, unless Mr. Kaiser is terminated without cause, in which case the options will immediately vest. Mr. Kaiser’s Employment Agreement and the subsequent amendments thereto are discussed in more detail under the heading “Executive Compensation—Employment Contracts and Termination of Employment and Change in Control Agreements.” Mr. Kaiser did not receive any additional option grants in fiscal 2002. The Compensation Committee based Mr. Kaiser’s compensation on his considerable past work experience and the significant challenges facing the Company, among other factors.

In July of 2002, the Company entered into a new Employment Agreement with A.S. Horng, Chairman, Chief Executive Officer and General Manager of CellStar Asia, providing for an annual base salary of $900,000 and a potential annual incentive bonus as approved by the Board. Pursuant to the new Employment Agreement, Mr. Horng was granted options to purchase 200,000 shares of Common Stock the exercise price of which was fixed at the closing sales price of the Common Stock on the date of the grant. The options vest at the rate of 25% per year beginning on the first anniversary of the grant date. Mr. Horng’s Employment Agreement is discussed in more detail under the heading “Executive Compensation—Employment Contracts and Termination of Employment and Change in Control Arrangements.” The Compensation Committee based Mr. Horng’s compensation on the importance of Mr. Horng to the continued success of the Greater China Operations and to the successful completion of the Spinoff, among other factors. The Company continues to place its emphasis on compensation that would more closely align the executives’ interests with the stockholders’ interests. Therefore, as with the Chief Executive Officer, a significant percentage of each executive’s total compensation opportunity was tied to performance of the Company and individual achievement. Awards are made in the form of cash bonus and stock option grants.

Subject to achievement by the Company of specific performance targets, certain of the Company’s executives are eligible to receive incentive bonuses under the Incentive Plan ranging from 33% to 100% of their base salaries. The percentage of the bonus amount awarded is based on the extent to which the Company is successful in creating, conserving, and effectively using cash, in addition to individual or operating unit performance factors.

In considering stock option grants to the Company’s executives, the Compensation Committee reviewed recommendations of executive management, considering each executive’s current and future ability to impact achievement of strategic goals and objectives. Emphasis on equity compensation through stock option grants is believed to be effective because it more closely aligns the interests of the executives and the Company’s stockholders for both near and long-term. All options granted during fiscal 2002 to the Company’s executives were granted at the fair market value on the date of grant. All of such options vest at a rate of 25% per year, beginning on the first anniversary of the date of grant. See “Executive Compensation—Option Grants During 2002 Fiscal Year.” An executive will receive full benefits from the option grant only if the Company’s stock price appreciates and only if the executive remains with the Company for the full term of vesting.

Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (the “Code”) provides for an annual $1,000,000 limitation (the “Deduction Limitation”) on the deduction that an employer may claim for compensation of certain executives but also provides an exception to the Deduction Limitation for certain performance-based compensation. It is the intent of the Compensation Committee to ensure that executive compensation is deductible through such an exception or otherwise, provided that qualification is in the best interests of the Company.

John L. (“J.L.”) Jackson

James L. Johnson

Jere W. Thompson

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, in whole or in part, the preceding report and the Performance Graph shown below shall not be incorporated by reference into any such filings.

Comparative Performance Graph

The following chart compares the cumulative total stockholder return on the Common Stock with the cumulative total return on the stocks comprising The Nasdaq Market Value Index (the “Nasdaq Index”) and the Electronics Wholesale Index over the period commencing November 30, 1997 and ending November 30, 2002. The comparison assumes $100 was invested on November 30, 1997 in Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

of CellStar Corporation, Nasdaq Index and Electronics Wholesale Index

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of February 28, 2003, by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) the Named Executive Officers; (iii) each director and nominee for director of the Company; and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner or Group	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Alan H. Goldfield(2)	4,220,222	(3)	20.5
Michael A. Roth and Brian J. Stark(4)	5,594,959	(5)	27.5
The Northwestern Mutual Life Company(6) Terry S. Parker(8)	1,128,400 107,250	(7) (9)(10)	5.5 *
A.S. Horng(8)	637,712	(11)	3.1
Robert A. Kaiser(8)(12)	20,080	(13)	*
Lawrence King(8)	64,720	(14)	*
Elaine Flud Rodriguez(8)	43,775	(15)	*
James L. Johnson(8)	12,000	(9)(16)	*
Dale V. Kesler(8)	4,700	(9)(17)(18)	*
John L. (“J.L.”) Jackson(8)	6,500	(9)(17)	*
Jere W. Thompson(8)	4,990	(9)(17)	*
Current Directors and Executive Officers as a Group	911,852	(19)	4.4

*	Less than 1%.
(1)	Based on 20,354,365 shares outstanding as of February 28, 2003. The Company converted its 5% Senior Convertible Notes due November 2002 (the “Notes”) into 7,730,600 shares of Common Stock on November 30, 2002.
(2)	The address for Mr. Goldfield is 1851 Turbeville Road, Denton, Texas 76210. Mr. Goldfield retired from his services as a director and officer of the Company in July 2001.
(3)	Includes 3,541,222 shares held in various entities controlled by Mr. Goldfield and his wife. Also includes 474,000 shares that are subject to a revocable (upon 90 days written notice) proxy granted to Mr. Goldfield by Mr. A.S. Horng, which proxy gives Mr. Goldfield the right to vote such shares. Also includes 205,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(4)	The address for Messrs. Roth and Stark is 1500 West Market Street, Suite 200, Mequon, WI 53092.
(5)	Based on a Schedule 13D filed with the SEC on March 12, 2002 by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13D-1(k). Messrs. Roth and Stark reported sole dispositive and sole voting power with respect to 5,594,959 shares as a result of electing to exchange their 5% Convertible Subordinated Notes due October 2002 for cash and Notes pursuant to the Company’s exchange offer. As of February 21, 2002, Stark Investments Limited Partnership (“Stark”) held 82,459 shares of Common Stock, and a face amount of $15,715,000 in Notes, which were convertible into 3,143,000 shares (a current total of 15.8%) of Common Stock. As of February 21, 2002, Shepherd Trading (“Shepherd”) held 60,300 shares of Common Stock, and a face amount of $11,546,000 in Notes, which were convertible into 2,309,200 shares (a current total of 11.6%) of Common Stock. Therefore, as of February 21, 2002, Messrs. Roth and Stark, in their capacity as the founding members of Stark Asset Management, L.L.C., a Wisconsin limited liability company, which serves as (a) the managing general partner of Stark, and (b) the investment manager of Shepherd, reported beneficial ownership of an aggregate of 5,594,959 shares, or approximately 27.5% of the currently outstanding Common Stock.
(6)	The address for The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

(7)	Based on a Schedule 13G filed with the SEC on February 12, 2003 by Northwestern Mutual, Northwestern Mutual reported shared voting power and shared dispositive power with regard to the 1,128,400 shares as follows: 1,048,400 shares are owned directly by Northwestern Mutual. Northwestern Mutual may be deemed to be the indirect beneficial owner of 80,000 shares owned by The Northwestern Mutual Life Insurance Company Group Annuity Separate Account (“GASA”). Northwestern Investment Management Company, LLC, a wholly-owned company of Northwestern Mutual, serves as an investment advisor to Northwestern Mutual and GASA and shares voting and investment power with respect to all of the aforementioned holdings.
(8)	The address for such individual is 1730 Briercroft Court, Carrollton, Texas 75006.
(9)	Includes 1,500 shares subject to options granted under the Directors’ Plan, which options are exercisable within 60 days.
(10)	Includes 105,750 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(11)	Includes 474,000 shares that are subject to a revocable (upon 90 days written notice) proxy to vote such shares held by Alan H. Goldfield. Also includes 163,712 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(12)	Mr. Kaiser was appointed Senior Vice President and Chief Financial Officer of the Company on December 12, 2001.
(13)	Includes 20,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(14)	Consists of 64,720 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(15)	Includes 42,655 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(16)	Includes 6,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(17)	Includes 3,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(18)	Includes 200 shares held jointly with Mr. Kesler’s wife.
(19)	Includes shares subject to options held by directors and Named Executive Officers more fully described in footnotes 9 through 18 above, and 10,125 shares subject to options granted under the 1993 Plan to executive officers not named in the table, which options are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of November 30, 2002:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,477,658	(2)	$23.83	488,709	(3)

Equity compensation plans not approved by security holders	50,000	(4)	$10.25	0

Total	1,527,658			488,709

(1)	The Company does not have outstanding any warrants or rights to purchase its common stock, with the exception of its stockholder rights plan, which is offered to all stockholders on a pro rata basis.
(2)	Consists of 1,470,158 shares of Common Stock issued pursuant to the 1993 Plan and its predecessors, and 7,500 shares of Common Stock issued pursuant to the Directors’ Plan.

(3)	Consists of 470,709 shares of Common Stock which may be issued pursuant to the 1993 Plan and its predecessors, and 18,000 shares of Common Stock which may be issued pursuant to the Directors’ Plan.
(4)	On July 5, 2001, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share, adjusted to reflect the Reverse Split, to Terry S. Parker (the “Parker Options”). The Parker Options were granted in connection with Mr. Parker’s appointment as Chief Executive Officer of the Company. 25% of the Parker Options vested immediately upon grant, and the remainder vest in 25% increments thereafter beginning on the first anniversary of the grant date. The Parker Options expire on July 5, 2011, unless a termination of service occurs. In addition, the Parker Options become immediately vested upon the occurrence of certain events, including termination from the Company without cause, Company Breach, or as a result of a Change in Control, as such terms are defined in Mr. Parker’s employment agreement.

Item 13.    Certain Relationships and Related Transactions

A.S. Horng, the Chairman, CEO and General Manager of CellStar Asia, and an executive officer of the Company, will own 85% of a newly-formed company (“ManCo”) that will own 20% of the outstanding shares in New CellStar Asia. The remaining 15% of ManCo will be owned by Lawrence King, President and Chief Operating Officer of the Asia-Pacific Region, Conor Yang, Chief Financial Officer of the Asia-Pacific Region, and Peng-Hong See, Vice President of CellStar Asia, who will each own 5% of ManCo. Neither Mr. Yang nor Mr. See is considered by the Company to be an executive officer. Assuming the market value of New CellStar Asia at the time of the Spinoff is $250.0 million, Mr. Horng’s ownership interest in ManCo would be worth approximately $42.5 million, and Mr. King’s ownership interest in ManCo would be worth approximately $2.5 million. In addition, pursuant to his employment agreement, Mr. Horng will receive a cash bonus of $1.5 million upon the successful completion of the Spinoff. In the event the market capitalization of New CellStar Asia at the time of the Spinoff, as determined pursuant to the terms of the Spinoff, is greater than or equal to $250.0 million, such cash bonus will be increased to $2.5 million. Mr. Horng and Mr. King are the only directors or executive officers of the Company who have a direct financial interest in the Spinoff.

In recognition of the key roles the Company’s directors, certain executive officers and certain key employees have played in the Spinoff, such individuals were granted options to purchase shares of Common Stock (the “Spinoff Options”) containing certain incentives for the completion of the Spinoff. The Spinoff Options were granted on January 22, 2003 at an exercise price of $5.45 per share, which was the closing sale price of the Common Stock on the grant date, and will become exercisable with respect to 25% of the shares covered by the Spinoff Options on each anniversary of the grant date; provided, however, that 100% of the shares shall become exercisable immediately upon the earlier to occur of (i) the closing of the Spinoff, if the Spinoff yields to the Company proceeds of US$50 million or more in cash or cash equivalents, (ii) if the grantee is a non-employee director, such person is not nominated and re-elected to the Board of Directors, or (iii) if the grantee is an employee, such person’s employment is terminated without cause. The Spinoff Options will terminate if not exercised within 10 years from the grant date. The grants of the Spinoff Options were as follows:

Name and Principal Position	Number of Spinoff Options Granted
Terry S. Parker	50,000
Chief Executive Officer

Robert A. Kaiser	50,000
Senior Vice President and
Chief Financial Officer

Elaine Flud Rodriguez	50,000
Senior Vice President, Secretary
and General Counsel

James L Johnson	25,000
Chairman of the Board

J.L. Jackson	25,000
Director

Jere Thompson	25,000
Director

Dale Kesler	25,000
Director

TOTAL	312,500	(1)

(1)	Includes 20,000 Spinoff Options granted to executive officers and 42,500 Spinoff Options granted to other key employees not named in the table.

In July, 2001, the Company entered into a Consulting Agreement with Alan H. Goldfield, the Company’s former Chief Executive Officer, under which the Company engaged Mr. Goldfield to perform such services for the Company as are mutually agreeable to Mr. Goldfield and the Chief Executive Officer of the Company. Under the Consulting Agreement, Mr. Goldfield has the honorary title of “Chairman Emeritus” of the Company but is not a director, officer or employee of the Company and has no authority to act on behalf of the Company. The Company agreed to pay Mr. Goldfield 5% of net earnings from specified new lines of business conducted by the Company in PRC, Hong Kong, Korea, Japan, Taiwan, Singapore, Malaysia and the Philippines (the “Earnout”) through November 30, 2006 if not earlier terminated, but not to exceed $15,000,000. New business lines covered by the Earnout include the sale of prepaid calling cards, the sale of specified paging and long distance services, the sale of “Tai Chi box” services and products and the sale of personal digital assistants and digital cameras. For fiscal year 2002, the Company paid Mr. Goldfield $241,077 in connection with services provided pursuant to his Separation Agreement and Release effective July 5, 2001. No payments have been made pursuant to the Consulting Agreement. The Consulting Agreement terminates on the earlier of November 30, 2006, a termination of Mr. Goldfield for cause by the Company, the death of Mr. Goldfield, written notice of termination by either party as a result of the disability of Mr. Goldfield or voluntary termination by Mr. Goldfield upon not less than 30 days prior written notice. Under the Consulting Agreement, a termination will generally be considered for “cause” if it is due to Mr. Goldfield’s (i) willful gross misconduct, (ii) conviction of a felony, (iii) breach of his covenants of confidentiality and non-competition set forth in the Consulting Agreement or (iv) violation of the Foreign Corrupt Practices Act. In the event of termination due to the death or disability of Mr. Goldfield, the Company must still pay the Earnout through November 30, 2006.

The Consulting Agreement also includes non-competition and confidentiality provisions. The non-competition provision is effective until the later of July 5, 2003 or the date the Consulting Agreement is terminated.

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

4.5

Second Amendment to Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (20)

4.6

Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (“Certificate of Designation”). (2) (3) Form of Rights Certificate. (19) Certificate of Correction of Certificate of Designation. (3) (4)

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

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(22)

Number	Description

10.2	Audiovox Corporation, dated as of December 3, 1993. (5)

10.3	Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)

10.5	Plan, effective as of January 21, 2000. (10)(22)

10.6	Compensation Plan, effective as of March 22, 1996. (2)(22)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(22)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(23)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(23)

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

10.16	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates. (13)(22)

10.17	Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (13)(22)

10.18	CellStar, Ltd., CellStar Corporation and Terry S. Parker. (13)(22)

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

Number	Description

10.21

Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (15)

10.22	Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (14)(22)

10.23	Separation Agreement and Release dated as of December 11, 2001, by and among CellStar, Ltd., CellStar Corporation and Austin P. Young. (16)(22)

10.24	Employment Agreement, effective as of December 12, 2001, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(22)

10.25	First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(22)

10.26

Third Amendment and Waiver to Loan Agreement dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (17)

10.27	Separation Agreement and Release, dated as of June 20, 2002, by and among CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (17)(22)

10.28	CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (18)(22)

10.29	Second Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (18)(22)

10.30	First Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (18)(22)

10.31

Fourth Amendment to Loan Agreement entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (18)

10.32	Distribution and Fulfillment Services Agreement, effective as of December 22, 1999, by and between Chase Telecommunications, Inc., doing business as Cricket Communications, and CellStar, Ltd. (18)(23)

10.33

Amendment No. 1 to Distribution and Fulfillment Services Agreement, effective as of September 21, 2001, by and between Cricket Communications, successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(23)

10.34

Amendment No. 2 to Distribution and Fulfillment Services Agreement, effective as of July 2, 2002, by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(23)

10.35

Addendum to Amendment No. 2 to Distribution and Fulfillment Services Agreement, effective as of July 2, 2002, by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(23)

10.36	Letter Agreement, dated as of January 15, 2002, by and between Cricket Communications, Inc. and CellStar, Ltd. (18)(23)

10.37	Amendment No. 3 to Distribution and Fulfillment Services Agreement, effective as of October 9, 2002, by and between Cricket Communications, Inc. and CellStar, Ltd. (18)(23)

10.38

Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

Number	Description

10.39

Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.40	First Amendment to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, executed as of September 10, 2002 and effective as of February 22, 2002. (20)(22)

10.41	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002. (20)(22)

10.42

Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

21.1	Subsidiaries of the Company. (20)

23.1	Consent of KPMG LLP. (20)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report onForm 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the SEC on February 28, 2003, and incorporated herein by reference.

(21)	Filed herewith.

(22)	The exhibit is a management contract or compensatory plan or agreement.

(23)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

(1)  Current Report on Form 8-K filed with the Commission on October 15, 2002, announcing the compliance of the Company’s Chief Executive Officer and Chief Financial Officer with the Commission’s order regarding sworn statements.

(2)  Current Report on Form 8-K filed with the Commission on December 19, 2002, describing the press release issued to correct the Company’s total number of outstanding shares on the Nasdaq.com web site.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ Robert A. Kaiser
Robert A. Kaiser Senior Vice President and Chief Financial Officer March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terry S. Parker, certify that:

1.    I have reviewed this annual report on Form 10-K of CellStar Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

/s/ Terry S. Parker
Terry S. Parker Chief Executive Officer

Date:    March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert A. Kaiser, certify that:

1.    I have reviewed this annual report on Form 10-K of CellStar Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ Robert A. Kaiser
Robert A. Kaiser Chief Financial Officer

Date:    March 31, 2003

EXHIBIT INDEX

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

4.5

Second Amendment to Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (20)

4.6

Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (“Certificate of Designation”). (2) (3) Form of Rights Certificate. (19) Certificate of Correction of Certificate of Designation. (3) (4)

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

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(22)

10.2	Audiovox Corporation, dated as of December 3, 1993. (5)

10.3	Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)

10.5	Plan, effective as of January 21, 2000. (10)(22)

10.6	Compensation Plan, effective as of March 22, 1996. (2)(22)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(22)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(23)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(23)

Number	Description

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

10.16	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates. (13)(22)

10.17	Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (13)(22)

10.18	CellStar, Ltd., CellStar Corporation and Terry S. Parker. (13)(22)

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

10.22	Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (14)(22)

10.23	Separation Agreement and Release dated as of December 11, 2001, by and among CellStar, Ltd., CellStar Corporation and Austin P. Young. (16)(22)

10.24	Employment Agreement, effective as of December 12, 2001, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(22)

10.25	First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(22)

10.26

Third Amendment and Waiver to Loan Agreement dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (17)

10.27	Separation Agreement and Release, dated as of June 20, 2002, by and among CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (17)(22)

Number	Description

10.28	CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (18)(22)

10.29	Second Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (18)(22)

10.30	First Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (18)(22)

10.31

Fourth Amendment to Loan Agreement entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (18)

10.32	Distribution and Fulfillment Services Agreement, effective as of December 22, 1999, by and between Chase Telecommunications, Inc., doing business as Cricket Communications, and CellStar, Ltd. (18)(23)

10.33

Amendment No. 1 to Distribution and Fulfillment Services Agreement, effective as of September 21, 2001, by and between Cricket Communications, successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(23)

10.34

Amendment No. 2 to Distribution and Fulfillment Services Agreement, effective as of July 2, 2002, by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(23)

10.35

Addendum to Amendment No. 2 to Distribution and Fulfillment Services Agreement, effective as of July 2, 2002, by and between Cricket Communications, Inc., successor in interest to Chase Telecommunications, Inc., and CellStar, Ltd. (18)(23)

10.36	Letter Agreement, dated as of January 15, 2002, by and between Cricket Communications, Inc. and CellStar, Ltd. (18)(23)

10.37	Amendment No. 3 to Distribution and Fulfillment Services Agreement, effective as of October 9, 2002, by and between Cricket Communications, Inc. and CellStar, Ltd. (18)(23)

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

10.40	First Amendment to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, executed as of September 10, 2002 and effective as of February 22, 2002. (20)(22)

10.41	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002. (20)(22)

10.42

Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

21.1	Subsidiaries of the Company. (20)

23.1	Consent of KPMG LLP. (20)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

Number	Description

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report onForm 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the SEC on February 28, 2003, and incorporated herein by reference.

(21)	Filed herewith.

(22)	The exhibit is a management contract or compensatory plan or agreement.

(23)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.