Form 10-Q
period 2003-02-28
CELLSTAR CORP
filed 2003-04-14
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

or

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

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

On April 10, 2003, there were 20,354,365 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CellStar Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)

	February 28, 2003	November 30, 2002
Assets

Current assets:
Cash and cash equivalents	$33,349	29,270
Restricted cash	19,906	23,778
Accounts receivable (less allowance for doubtful accounts of $59,267 and $57,630, respectively)	181,704	175,102
Inventories	185,061	163,226
Deferred income tax assets	32,332	32,786
Prepaid expenses	18,815	21,942

Total current assets	471,167	446,104

Property and equipment, net	17,810	18,701
Goodwill (less accumulated amortization of $8,953 at November 30, 2002)	—	20,939
Deferred income tax assets	20,231	20,231
Other assets	10,179	9,616

Total assets	$519,387	515,591

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$78,907	53,347
Accounts payable	171,062	166,141
Accrued expenses	28,002	31,934
Income taxes payable	3,428	7,840
Deferred income tax liabilities	45,047	44,988

Total current liabilities	326,446	304,250
12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	4,264	4,636

Total liabilities	343,084	321,260

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,354,365 shares issued and outstanding	204	204
Additional paid-in capital	123,392	123,392
Accumulated other comprehensive loss—foreign currency translation adjustments	(15,657)	(14,435)
Retained earnings	68,364	85,170

Total stockholders’ equity	176,303	194,331

Total liabilities and stockholders’ equity	$519,387	515,591

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Operations

Three months ended February 28, 2003 and 2002

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended February 28,
	2003	2002

Revenues	$507,083	629,243
Cost of sales	479,758	594,589

Gross profit	27,325	34,654
Selling, general and administrative expenses	25,149	31,229
Impairment of assets	763	—

Operating income	1,413	3,425

Other income (expense):
Interest expense	(1,371)	(3,022)
Gain on early extinguishment of debt	—	17,089
Other, net	646	242

Total other income (expense)	(725)	14,309

Income before income taxes and cumulative effect of a change in accounting principle, net of tax	688	17,734

Provision for income taxes	341	6,339

Income before cumulative effect of a change in accounting principle, net of tax	347	11,395

Cumulative effect of a change in accounting principle, net of tax of $3,786	(17,153)	—

Net income (loss)	$(16,806)	11,395

Net income (loss) per share:

Basic:

Income before cumulative effect of a change in accounting principle, net of tax	$0.02	0.95
Cumulative effect of a change in accounting principle, net of tax	(0.85)	—

Net income (loss) per share	$(0.83)	0.95

Diluted:

Income before cumulative effect of a change in accounting principle, net of tax	$0.02	0.90
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—

Net income (loss) per share	$(0.82)	0.90

Weighted average number of shares:

Basic	20,354	12,028

Diluted	20,438	12,725

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Three months ended February 28, 2003

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount

Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(16,806)	(16,806)
Foreign currency translation adjustment	—	—	—	(1,222)	—	(1,222)

Total comprehensive loss						(18,028)

Balance at February 28, 2003	20,354	$204	123,392	(15,657)	68,364	176,303

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended February 28, 2003 and 2002

(Unaudited)

(In thousands)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(16,806)	11,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of assets	2,240	2,100
Gain on early extinguishment of debt	—	(17,089)
Deferred income taxes	513	314
Cumulative effect of a change in accounting principle, net of tax	17,153	—
Changes in operating assets and liabilities
Accounts receivable	(8,266)	16,113
Inventories	(21,975)	72,392
Prepaid expenses	3,127	(1,491)
Other assets	(697)	39
Accounts payable	4,921	(59,775)
Accrued expenses	(4,304)	3,721
Income taxes payable	(588)	3,148

Net cash provided by (used in) operating activities	(24,682)	30,867

Cash flows from investing activities:
Change in restricted cash	3,872	6,244
Purchases of property and equipment	(632)	(727)
Other	(38)	(89)

Net cash provided by investing activities	3,202	5,428

Cash flows from financing activities:
Borrowings on notes payable	188,465	221,403
Repayments on notes payable	(162,905)	(171,166)
Payments on 5% convertible subordinated notes	—	(47,205)
Additions to deferred loan costs	(1)	(48)

Net cash provided by financing activities	25,559	2,984

Net increase in cash and cash equivalents	4,079	39,279
Cash and cash equivalents at beginning of period	29,270	47,474

Cash and cash equivalents at end of period	$33,349	86,753

Cash paid for income taxes	$580	4,887

Cash paid for interest	$1,018	3,454

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis for Presentation

Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the “Company”) are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

Certain other prior period financial statement amounts have been reclassified to conform to the current year presentation.

The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended November 30, 2002, except as discussed below.

Adoption of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 141 “Business Combinations.” Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The adoption of Statement No. 141 did not have a material impact on the consolidated results of operations or financial position.

In June 2001, the FASB also issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and the results were applied retroactively to December 1, 2002. See Note 7 to the Consolidated Financial Statements for further discussion.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and also supersedes the accounting and reporting provisions of APB Opinion Number 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), for segments of a business to be disposed of. Among its many provisions, Statement No. 144 retains the fundamental requirements of both previous standards; however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB No. 30 to include a component of an entity (rather than a segment of a business). The Company adopted Statement No. 144 on December 1, 2002. The adoption of Statement No. 144 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In April of 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to Statement No. 4, Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Statement No. 145 requires all gains and losses on the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The Company adopted Statement No. 145 on December 1, 2002. The Company has reclassified the gain on early extinguishment of debt from an extraordinary item to a separate line item before income before income taxes and cumulative effect of a change in accounting principle, net of tax. See Note 5 to the Consolidated Financial Statements for further discussion.

The Company also adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and the consensus reached in FASB’s Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer, (including a Reseller) for Cash Consideration Received from a Vendor.” The adoption of these Statements and EITF Issue No. 02-16 did not have a material impact on the consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation

No. 34. The adoption of this Interpretation did not have a material effect on the Company’s results of operations, financial position or cash flows. The disclosure provisions were applied in the preparation of the accompanying condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this Interpretation did not have a material impact on the consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to account for stock-based compensation using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As long as the Company continues using Opinion 25, only the disclosure provisions of Statement 148 will apply to the Company. The disclosure provisions were applied in the preparation of the accompanying condensed consolidated financial statements.

(2)	Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options and convertible notes.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended February 28, 2003 and 2002 follows (in thousands, except per share data):

	2003	2002

Basic:

Income before cumulative effect of a change in accounting principle, net of tax	$347	$11,395
Cumulative effect of a change in accounting principle, net of tax	(17,153)	—

Net income (loss)	$(16,806)	11,395

Weighted average number of shares outstanding	20,354	12,028

Income before cumulative effect of a change in accounting principle, net of tax	$0.02	0.95
Cumulative effect of a change in accounting principle, net of tax	(0.85)	—

Net income (loss) per share	$(0.83)	0.95

Diluted:

Income before cumulative effect of a change in accounting principle, net of tax	$347	11,395
Cumulative effect of a change in accounting principle, net of tax	(17,153)	—

Net income (loss)	$(16,806)	11,395

Weighted average number of shares outstanding	20,354	12,028
Effect of dilutive securities
Stock options	84	—
Convertible notes	—	697

Weighted average number of shares outstanding including effect of dilutive securities	20,438	12,725

Income before cumulative effect of a change in accounting principle, net of tax	$0.02	0.90
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—

Net income (loss) per share	$(0.82)	0.90

Options outstanding at February 28, 2003 and 2002 to purchase 1.2 million and 1.5 million shares of common stock for the three months ended February 28, 2003 and 2002 were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The $39.1 million of 5% senior subordinated convertible notes issued in the exchange offer (see Note 5) were converted into 7.8 million shares of the Company’s common stock on or before November 30, 2002, and were considered as dilutive securities beginning February 20, 2002. The 5% convertible subordinated notes were not dilutive for the three months ended February 28, 2002.

(3)	Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, North America, Latin America, including Mexico and the Company’s Miami, Florida operations (“Miami”), and Europe. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments, the gain on early extinguishment of debt, and interest expense on the Company’s domestic revolving line of credit and 5% convertible subordinated notes. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of February 28, 2003, and November 30, 2002, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Total assets

February 28, 2003	$248,128	70,223	110,869	35,545	54,622	519,387
November 30, 2002	229,176	72,863	117,151	46,535	49,866	515,591

Segment operations information for the three months ended February 28, 2003 and 2002, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Three months ended February 28, 2003
Revenues from external customers	$244,036	124,872	96,049	42,126	—	507,083
Income (loss) before interest and income taxes	8,043	774	(4,018)	(1,221)	(1,881)	1,697

Three months ended February 28, 2002:
Revenues from external customers	351,073	144,876	86,214	47,080	—	629,243
Income (loss) before interest and income taxes	10,503	415	(2,009)	(468)	11,935	20,376

	2003	2002
Income before interest and income taxes per segment information	$1,697	20,376
Interest expense per the consolidated statements of operations	(1,371)	(3,022)
Interest income included in other, net in the consolidated statements of operations	362	380

Income before income taxes and cumulative effect of a change in accounting principle, net of tax, per the consolidated statements of operations	$688	17,734

(4)	Debt

Debt consisted of the following at February 28, 2003 and November 30, 2002 (in thousands):

	February 28, 2003	November 30, 2002
Revolving credit facility	$23,577	23,089
People’s Republic of China (“PRC”) credit facilities	46,755	30,258
Netherlands credit facility	4,717	—
Sweden credit facility	2,995	—
Other	863	—

Total notes payable	78,907	53,347
12% Senior subordinated notes	12,374	12,374

Total debt	$91,281	65,721

As of September 28, 2001, the Company had negotiated and finalized a five-year, $60.0 million Loan and Security Agreement (the “Facility”) with a bank. On October 12, 2001, the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.

Funding under the Facility is limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate, or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets.

On February 6, 2003, the Company finalized an amendment to the Facility that allowed for the exclusion of certain charges from certain financial covenants in the loan agreement related to credit facilities that it may establish in its Mexico operations. On February 28, 2003, the Company completed an amendment to the Facility that allowed for the exclusion of U.S. Federal income taxes on undistributed earnings associated with the Company’s Asia-Pacific Region.

At February 28, 2003, the Company’s operations in the PRC had lines of credit totaling 566 million RMB of which the PRC had borrowed against four lines of credit totaling approximately 387 million RMB (approximately USD $46.8 million), bearing interest at rates ranging from 0.00% to 4.54%. The loans have maturity dates through January 2004. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms, although there can be no assurance that these lines of credit will be refinanced in the future.

Certain of the PRC loans are fully collaterized. The fully-collateralized loans (approximately $43.8 million) are collateralized by either U.S. dollar cash deposits in Hong Kong ($19.6 million of loans collateralized by a $19.7 million cash deposit) or the PRC accounts receivable ($24.2 million of loans). One loan totaling $3.0 million was not collaterized.

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.60%. The facility matures on December 31, 2003, but will be automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At February 28, 2003, $3.0 million had been borrowed on the facility.

The Company entered into a 6.0 million Euro (approximately USD $6.2 million) credit facility on December 20, 2002 in The Netherlands. The facility is collateralized by accounts receivable, inventory and fixed assets from the Company’s Netherlands operations and bears interest at a variable rate, which consists of the bank’s Euro Base rate, plus a margin. The interest rate of the facility is currently 5.00%. The facility may be terminated without notice by either party. The credit facility contains certain financial and other covenants for The Netherlands operations. At February 28, 2003, $4.7 million had been borrowed on the facility. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management (See Note 6 to the Consolidated Financial Statements for further discussion). In conjunction with the sale, the facility was assumed in full by the buyers.

At February 28, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

(5)	Gain on Early Extinguishment of Debt

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Notes (the “Subordinated Notes”) due October 15, 2002, which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission offering to exchange, for each $1,000 principal amount of its existing Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of Senior Notes, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its $150.0 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged.

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002, as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of February 28, 2003 and November 30, 2002, the Company had made cash payments of $2.4 million and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes. The Company has future interest payments accrued of $2.1 million and $2.5 million in accrued expenses and $4.3 million and $4.6 million in other long-term liabilities at February 28, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company has sufficient tax loss carryforwards to offset the tax liability on the gain.

The Company extinguished $4.5 million of the Subordinated Notes not tendered in the Exchange Offer in several transactions through July 29, 2002 using various combinations of cash and the Company’s common stock. On October 15, 2002, the Company redeemed at maturity for cash the remaining $16.9 million of its Subordinated Notes.

The following summarizes the gain on early extinguishment of debt resulting from the Exchange Offer (in thousands):

Face amount of Subordinated Notes	$128,616
Deferred loan costs related to Subordinated Notes	(507)

Book value of Subordinated Notes	128,109

Consideration and expenses
Cash	47,205
Senior Convertible Notes issued	39,148
Senior Notes issued	12,374
Future interest payments on notes issued	8,793
Expenses incurred	3,500

Gain on exchange	$17,089

On December 1, 2002, the Company adopted FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13 and Technical Corrections” which requires that all gains and losses on extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Accordingly, the Company has reclassified the gain on early extinguishment of debt in 2002 from an extraordinary gain to a separate line item before income before income taxes and cumulative effect of a change in accounting principal, net of tax.

(6)	Repositioning of Operations

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a pre-tax charge of $8.4 million ($6.7 million after tax) for the year ended November 30, 2002. The first quarter of 2003 includes a reversal of allowance of $0.2 million related to the closure of the U.K. operations as the amounts collected on accounts receivable exceeded the original estimates. During the third quarter of 2002, the Company completed the divestitures of its Peru and Argentina operations to local management at approximately book value. As part of the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million, respectively, from local management in Peru and Argentina. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. As of August 31, 2002, the Company’s operations in the U.K. were closed, except for certain administrative matters.

Included in the pre-tax charge is $2.6 million in severance and exit charges, all of which consisted of expected cash outlays.  $1.8 million of the severance and exit charges has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not been paid as of February 28, 2003.

For the three months ended February 28, 2003 and 2002, the Company’s operations in the U.K., Peru, and Argentina experienced operating income (losses) of $0.2 million and ($0.7) million, respectively. The total loss from these operations can be reconciled as follows (in thousands):

	Three months ended February 28,
	2003	2002
Revenues	$—	26,989
Cost of sales	—	25,767

Gross profit	—	1,222
Selling, general and administrative expenses	(220)	1,957

Operating income (loss)	$220	(735)

The Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operations. The Company is exploring opportunities to sell its operations in Sweden.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was approximately $2.0 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million for the three months ended February 28, 2003 to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. Following is a summary of The Netherlands operations for the three months ended February 28, 2003 and 2002 (in thousands):

	Three Months Ended February 28, 2003	Three Months Ended February 28, 2002
Revenues	$14,301	10,275
Cost of sales	14,123	9,584

Gross profit	178	691

Selling, general & administrative expenses	781	572
Impairment of assets	763	—

Operating income (loss)	$(1,366)	119

The Netherlands operations will be reclassified to discontinued operations beginning with the quarter ending May 31, 2003.

(7)	Cumulative Effect of a Change in Accounting Principle

As of December 1, 2002, the Company adopted Statement No. 142 “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement 142, the Company stopped amortizing goodwill as of December 1, 2002, and performed an impairment test on its goodwill. During the first quarter of 2003, the Company completed the transitional impairment test required under Statement No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of the Company’s reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the transitional impairment test, the Company recorded an impairment charge, net of taxes of $3.8 million, of $17.2 million during the first quarter of 2003, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three months ended February 28, 2003.

In addition to performing the required transitional impairment test on the Company’s goodwill, Statement No. 142 required the Company to reassess the expected useful lives of existing intangible assets including patents, trademarks and trade names for which the useful life is determinable. The Company does not have any intangibles with determinable useful lives which are subject to amortization.

The following table shows the Company’s 2002 results presented on a comparable basis to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	Three Months Ended February 28,
	2003	2002
Income before cumulative effect of a change in accounting principle—as reported	$347	11,395
Goodwill amortization	—	377

Income before cumulative effect of a change in accounting principle—as adjusted	$347	11,772

Net income (loss)—as reported	$(16,806)	11,395
Goodwill amortization	—	377

Net income (loss)—as adjusted	$(16,806)	11,772

Basic per share:
Income before cumulative effect of a change in accounting principle—as reported	$0.02	0.95
Goodwill amortization	—	0.03

Income before cumulative effect of a change in accounting principle—as adjusted	$0.02	0.98

Net income (loss)—as reported	$(0.83)	0.95
Goodwill amortization	—	0.03

Net income (loss)—as adjusted	$(0.83)	0.98

Diluted per share:
Income before cumulative effect of a change in accounting principle—as reported	$0.02	0.90
Goodwill amortization	—	0.03

Income before cumulative effect of a change in accounting principle—as adjusted	$0.02	0.93

Net income (loss)—as reported	$(0.82)	0.90
Goodwill amortization	—	0.03

Net income (loss)—as adjusted	$(0.82)	0.93

Weighted average common shares outstanding:
Basic	20,354	12,028

Diluted	20,438	12,725

The changes in the carrying amount of goodwill by operating segment for the three months ended February 28, 2003 are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142—impairment	(8,618)	(12,321)	(20,939)

Balance at February 28, 2003	$—	—	—

(8)	Proposed Divestiture of Greater China Operations

On March 14, 2003, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission, which included a proposal to divest up to 70% of the equity ownership (the “Spinoff”) of its operations in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”). The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, Cellstar International Corporation/Asia (“CellStar International”). If approved as set forth below, the divestiture will be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation (“New CellStar Asia”). New CellStar Asia will be owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited (“ CellStar Asia”), which entity will then effect an initial public offering of its shares on the Stock Exchange of Hong Kong (the “IPO”).

CellStar International will cause the business and assets associated with the Greater China Operations to be transferred to New CellStar Asia in exchange for 80% of the outstanding shares of New CellStar Asia. Certain of the directors and senior management of CellStar Asia will establish their own newly formed company (“ManCo”), which will own the balance of 20% of the outstanding shares of New CellStar Asia.

CellStar International will sell up to a maximum of 50% of the equity ownership in New CellStar Asia, through a combination of the IPO and private placements, resulting in a divestiture of the majority of the Company’s Asian operations.

A.S. Horng, the Chairman, CEO and General Manager of CellStar Asia, will own 85% of ManCo. Lawrence King, President and Chief Operating Officer of the Asia-Pacific Region, will own 5% of ManCo.

The consummation of the Spinoff is conditioned upon the Company’s receiving stockholder approval of the Spinoff, the approval of the Stock Exchange of Hong Kong, the consent of its bank group under its revolving credit agreement, and the approval of the terms of the IPO by the Company’s Board of Directors.

Although the Company intends to pursue the transaction, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Following is a summary of the financial information for the Greater China Operations (in thousands):

	Three months ended February 28,
	2003	2002
Revenues	$206,692	311,310
Cost of sales	193,053	295,409

Gross profit	13,639	15,901

Selling, general and administrative expenses	4,967	6,219

Operating income	$8,672	9,682

	February 28, 2003	November 30, 2002
Current assets	$212,799	184,131
Non-current assets	13,417	23,654

Total assets	226,216	207,785

Current liabilities	79,970	57,010
Non-current liabilities	—	—

Total liabilities	79,970	57,010

Net	$146,246	150,775

(9)	Stock Based Compensation

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company’s stock option plan. No stock-based employee compensation cost was reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” in accounting for the plan.

	For the three months ended February 28,
	2003	2002
Net income (loss), as reported	$(16,806)	11,395
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(146)	(91)

Pro forma net income (loss)	$(16,952)	11,304

Net income (loss) per share:
Basic—as reported	$(0.83)	0.95
Basic—pro forma	(0.83)	0.94

Diluted—as reported	$(0.82)	0.90
Diluted—pro forma	(0.83)	0.89

(10)	Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $16.8 million, or $0.82 per diluted share, for the first quarter of 2003, compared with net income of $11.4 million, or $0.90 per diluted share, for the same quarter last year. The first quarter of 2003 included a charge for the cumulative effect of a change in accounting principle, net of tax of $17.2 million and a charge for impairment of assets of $0.8 million related to the Company’s operations in The Netherlands. Net income for the first quarter of 2002 included a gain on early extinguishment of debt of $17.1 million. Revenues for the quarter ended February 28, 2003 were $507.1 million, a decrease of $122.1 million compared to $629.2 million in 2002. Gross profit decreased from $34.7 million (5.5% of revenues) in the first quarter of 2002 to $27.3 million (5.4% of revenues) in the first quarter of 2003. Selling, general and administrative expenses decreased $6.1 million from $31.2 million (5.0% of revenues) for the first quarter of 2002 compared to $25.1 million (5.0% of revenues) in 2003.

Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the first quarter of 2003, U.S. Federal income tax expense on the undistributed earnings of these foreign subsidiaries was $0.9 million.

In the first quarter of 2003, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company recorded an impairment charge of $17.2 million, net of tax.

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission, which included a proposal to divest up to 70% of its operations in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”). The consummation of the divesture is conditioned upon the Company’s receiving stockholder approval of the divesture, the approval of the Stock Exchange of Hong Kong, the consent of its bank group under its revolving credit agreement, the approval of the terms of the public offering by the Company’s Board of Directors, and other conditions . Although the Company intends to pursue the transaction, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Cautionary Statements

The Company’s success will depend upon, among other things, economic conditions, wireless market conditions, the financial health of its largest customers, its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business and successfully manage the repositioning of its operations.

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

In addition to the factors listed above, threats of terrorist attacks in the United States, the U.S. retaliation for these attacks, U.S. military action in Iraq, the related decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2003 and 2002:

	Three months ended February 28,
	2003	2002
Revenues	100.0%	100.0%
Cost of sales	94.6%	94.5%

Gross profit	5.4%	5.5%

Selling, general and administrative expenses	5.0%	5.0%
Impairment of assets	0.1%	0.0%

Operating income	0.3%	0.5%

Other income (expense):
Interest expense	(0.3%)	(0.5%)
Gain on early extinguishment of debt	0.0%	2.8%
Other, net	0.1%	0.0%

Total other income (expense)	(0.2%)	2.3%

Income before income taxes and cumulative effect of a change in accounting principle, net of tax	0.1%	2.8%

Provision for income taxes	0.0%	1.0%

Income before cumulative effect of a change in accounting principle, net of tax	0.1%	1.8%

Cumulative effect of a change in accounting principle, net of tax	(3.4%)	0.0%

Net income (loss)	(3.3%)	1.8%

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Revenues. The Company’s revenues decreased $122.1 million, or 19.4%, from $629.2 million to $507.1 million.

Revenues in the Asia-Pacific Region decreased $107.1 million, from $351.1 million to $244.0 million. The Company’s operations in the People’s Republic of China (“PRC”) provided $187.7 million in revenues, a decrease of $94.5 million, or 33.5%, from $282.2 million. The decrease was due to increased market competition from local manufacturers. The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. It is estimated that local Chinese manufacturers have 30 to 40 percent market share. The Company’s revenues in future periods will be significantly impacted by its ability to obtain competitive handsets from its current suppliers or from new suppliers. Although the Company is working to increase its product offerings and to expand its supplier base, there can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company has entered into an agreement with a subsidiary of NEC Corporation that is expected to provide the Company with an alternative to the products offered by its current suppliers. In addition, the first quarter of 2002 benefited from an unusually high level of demand due to new warranty rules, which delayed purchases during the fourth quarter of 2001.

Revenues from the Company’s operations in Hong Kong decreased from $26.7 million to $12.6 million. As the availability in the PRC of in-country manufactured product has increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of the PRC have decreased. Additionally, the Company’s primary supplier in Hong Kong has significantly reduced the supply of product available in Hong Kong to encourage the purchase in the PRC of the supplier’s in-country manufactured product. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore increased from $31.1 million to $33.2 million, due to increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan increased from $2.4 million to $6.4 million. Revenues in the Philippines declined from $8.5 million to $4.0 million, primarily due to its largest customer purchasing directly from the manufacturer.

North American Region revenues were $124.9 million, a decrease of $20.0 million compared to $144.9 million in 2002. The decrease in North America was primarily due to higher product sales in 2002 to a major U.S. account which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, as well as a significant volume reduction with that customer. The decrease in revenues was partially offset by increases in revenues as a result of new product offerings, which were sold primarily to regional carrier customers.

In the fourth quarter of 2002, the parent of one of the Company’s largest North American customers announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests, that it was in default on certain credit facilities and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. These events of default provided the customer’s credit facility lenders with certain rights under their credit agreements, including the right to declare their existing loans due and payable. Revenues from this customer were less than 10% of the Company’s consolidated revenues for fiscal 2002.

In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal year 2002 revenues, the Company anticipates that revenues in future periods will decrease as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The future impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. The fulfillment fees under the new agreement will not equal historical gross profit. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement has been extended through February 29, 2004. The Company expects a decline in volume for fiscal 2003 which could have a material adverse impact on the Company’s financial results.

On April 14, 2003, the customer’s parent announced that it had filed for Chapter 11 bankruptcy protection. At February 28, 2003, the Company had accounts receivable of $1.4 million from the customer and $3.7 million from agents and other companies affiliated with the customer of which $0.0 million and $0.4 million respectively from the customer and agents were still outstanding at April 14, 2003. Included with the bankruptcy filing was a motion asking the court to allow the customer to pay the receivable. There can be no assurance that the court will grant such a motion, or, if such a motion is granted, that the receivable will be paid. At April 14, 2003, the Company had accounts receivable of $0.7 million from the customer. In addition the Company had accounts receivable of $4.2 million from agents and other companies affiliated with the customer primarily from transactions subsequent to February 28, 2003. At April 14, 2003, the Company held $2.2 million of inventory purchased by the Company in anticipation of sales to the customer and its agents. The Company has a payable to the customer of $4.9 million for inventory purchased from the customer.

The Company’s operations in the Latin America Region provided $96.0 million of revenues, compared to $86.2 million in 2002, a $9.8 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $53.6 million compared to $45.4 million in 2002 due to increased business with carrier customers. Revenues from the Company’s Miami export operations were $26.1 million compared to $13.4 million a year ago due to increased business with customers in Central America and the Caribbean. Revenues from the Company’s Colombia operations decreased to $14.2 million from $20.4 million due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operations. Revenues from the Company’s primarily service operations in Chile were $2.1 million in 2003 compared to $0.9 million in 2002. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $6.1 million in the first quarter of 2002.

The Company’s European Region operations recorded revenues of $42.1 million, a decrease of $5.0 million, from $47.1 million in 2002. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $20.9 million in the first quarter of 2002. The Company’s Sweden operations increased $11.9 million from $15.9 million in 2002 to $27.8 million in 2003. Revenues from the Company’s Netherlands operations were $14.3 million in 2003 compared to $10.3 million in 2002, an increase of $4.0 million. These increases are being driven by the addition of new customers as well as increased sales to existing customers. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. On March 21, 2003, the Company completed the sale of its Netherlands operations. In addition, as part of the Company’s overall plan to reposition its operations, the Company is exploring opportunities to sell its operation in Sweden.

Gross Profit. Gross profit decreased $7.4 million from $34.7 million to $27.3 million. Gross profit as a percentage of revenues was 5.4% for the quarter ended February 28, 2003, compared to 5.5% for the first quarter of 2002. The lower gross profit as a percentage of revenues was due to foreign exchange losses in the Company’s operations in Colombia and Mexico in 2003 compared to a gain in 2002 and inventory obsolescence expense of $2.0 million in 2003 compared to $1.2 million in 2002. These decreases in gross profit as a percentage of revenue were partially offset by higher margins in the PRC due to manufacturer incentives and new products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.1 million from $31.2 million to $25.1 million. This decrease is primarily attributable to a decrease in payroll and benefits, advertising and marketing, and insurance premiums. These decreases were partially offset by an increase in bad debt expense from $1.7 million to $2.1 million, primarily due to $1.3 million in bad debt expense related to NTELOS Inc., a carrier customer in the North America region which filed bankruptcy in March, 2003. Selling, general and administrative expenses as a percentage of revenues were 5.0% for the first quarter of 2003 and 2002, respectively.

Impairment of Assets. As a result of the Company’s overall plan to reposition its operations, on March 21, 2003 the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was approximately $2.0 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million for the three months ended February 28, 2003 to reduce the carrying value of the net assets of The Netherlands operations to the estimated net realizable value (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations.)

Interest Expense. Interest expense decreased to $1.4 million from $3.0 million. The decrease was primarily a result of the completion of the Company’s Exchange Offer on February 20, 2002.

Gain on Early Extinguishment of Debt. In 2002, the Company had a gain of $17.1 million related to the Company’s Exchange Offer. (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources).

Other, Net. Other, net increased from income of $0.2 million to $0.6 million. The increase of $0.4 million was primarily due to gains on foreign currencies related to European intercompany advances.

Income Taxes. Income tax expense decreased from an expense of $6.3 million in 2002 to an expense of $0.3 million in 2003 primarily due to lower pre-tax income. The Company’s annual effective tax rate, excluding quarter specific items, was 40% for the first quarter of 2003 compared to 36% for the first quarter of 2002, primarily due to the tax expense on the undistributed earnings of foreign subsidiaries. Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the first quarter of 2003, U.S. Federal income tax expense on the undistributed earnings of these foreign subsidiaries was $0.9 million.

Cumulative Effect of a Change in Accounting Principle, Net of Tax. As of December 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002 and performed an impairment test on its goodwill. As a result of the initial transitional impairment test, the Company recorded an impairment charge, net of tax of $3.8 million, of $17.2 million during the first quarter of 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at February 28, 2003 (amounts in thousands):

	Total	Payments Due By Period
		Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Notes payable	$78,907	78,907	—	—	—
Senior Notes	12,374	—	—	12,374	—
Operating leases	8,399	3,647	3,278	1,244	230

Total	$99,680	82,554	3,278	13,618	230

During the quarter ended February 28, 2003, the Company relied primarily on cash available at November 30, 2002, funds generated from operations and borrowings under its revolving credit facilities to fund working capital, capital expenditures and expansions.

As of September 28, 2001, the Company had negotiated and finalized a five-year, $60.0 million Loan and Security Agreement (the “Facility”) with a bank. On October 12, 2001, the Company finalized an amendment to the Facility increasing the commitment amount from $60.0 million to $85.0 million.

Funding under the Facility is limited by a borrowing base test, which is measured weekly. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets.

On February 6, 2003, the Company finalized an amendment to the Facility that allowed for the exclusion of certain charges from certain financial covenants in the loan agreement related to credit facilities that it may establish in its Mexico operations. On February 28, 2003, the Company completed an amendment to the Facility that allowed for the exclusion of U.S. Federal income taxes on undistributed earnings associated with the Company’s Asia-Pacific Region.

At March 31, 2003, borrowings under the Facility were $31.1 million.

At February 28, 2003, the Company’s operations in the PRC had lines of credit totaling 566 million RMB of which the PRC had borrowed against four lines of credit totaling approximately 387 million RMB (approximately USD $46.8 million), bearing interest at rates ranging from 0.00% to 4.54%. The loans have maturity dates through January 2004. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms, although there can be no assurance that these lines of credit will be refinanced in the future. The lines of credit are either fully or partially collateralized.

Certain of the PRC loans are fully collateralized. The fully-collateralized loans (approximately $43.8 million) are collateralized by either U.S. dollar cash deposits in Hong Kong ($19.6 million of loans collateralized by a $19.7 million cash deposit) or PRC accounts receivable ($24.2 million of loans). One loan totaling $3.0 million was not collateralized. At March 31, 2003, borrowings under the PRC lines of credit were $72.1 million.

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.60%. The facility matures on December 31, 2003, but will be automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At February 28, 2003, $3.0 million had been borrowed on the facility. At March 31, 2003, $4.4 million had been borrowed on the facility.

The Company entered into a 6.0 million Euro (approximately $6.2 million) credit facility on December 20, 2002 in The Netherlands. The facility is collateralized by accounts receivable, inventory and fixed assets from the Company’s Netherlands operations and bears interest at a variable rate, which consists of the bank’s Euro Base rate, plus a margin. The interest rate of the facility is currently 5.00%. The facility may be terminated without notice by either party. The credit facility contains certain financial and other covenants for the Netherlands operations. At February 28, 2003, $4.7 million had been borrowed on the facility. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations).  In conjunction with the sale, the facility was assumed in full by the buyers.

The credit facilities in Sweden and The Netherlands were established to pay off inter-company loans, remit cash to the U.S., and to lower the Company’s net working capital investment in these operations. As of April 10, 2003, the Company has returned $10.6 million to the U.S. as a result of entering into these credit facilities. By leveraging the assets of these operations and returning cash to the U.S., the Company believes that it has enhanced the potential marketability of these businesses.

At February 28, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (“the Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Exchange Offer

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Notes due October 15, 2002, (the “Subordinated Notes”), which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission offering to exchange, for each $1,000 principal amount of its Subordinated Notes $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of Senior Notes, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its $150.0 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged.

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of February 28, 2003 and November 30, 2002, the Company had made cash payments of $2.4 and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes. The Company has future interest payments accrued of $2.1 million and $2.5 million in accrued expenses and $4.3 million and $4.6 million in other long-term liabilities at February 28, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company has sufficient tax loss carry forwards to offset the tax liability on the gain.

The Company extinguished $4.5 million of the Subordinated Notes not tendered in the Exchange Offer in several transactions through July 29, 2002 using various combinations of cash and the Company’s common stock. On October 15, 2002, the Company redeemed at maturity for cash, the remaining $16.9 million of its Subordinated Notes.

Cash, cash equivalents, and restricted cash at February 28, 2003 were $53.3 million, compared to $53.0 million at November 30, 2002.

Compared to November 30, 2002, accounts receivable increased from $175.1 million to $181.7 million at February 28, 2003. Inventories increased to $185.1 million at February 28, 2003, from $163.2 million at November 30, 2002, primarily due to an increase in the PRC as the PRC operations were taking advantage of available purchase price discounts. Accounts payable increased to $171.1 million at February 28, 2003 compared to $166.1 million at November 30, 2002.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flows from operations, together with amounts available under its facilities and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that existing unrestricted cash balances, cash flows and available borrowings under its facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

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

In addition to the factors listed above, threats of terrorist attacks in the United States, the U.S. retaliation for these attacks, U.S. military action in Iraq, the related decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

Asia-Pacific Region

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of its common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of the Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission which included a proposal to divest up to 70% of its Greater China Operations (the “Spinoff”).

Description of the Proposed Spinoff

The Company’s Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, CellStar International Corporation/Asia (“CellStar International”). If approved, the divestiture will be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation (“New CellStar Asia”). New CellStar Asia will be owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited (“CellStar Asia”), which entity will then effect an initial public offering of its shares on the Stock Exchange of Hong Kong (the “IPO”).

CellStar International will cause the business and assets associated with the Greater China Operations to be transferred to New CellStar Asia in exchange for 80% of the outstanding shares of New CellStar Asia. Certain of the directors and senior management of CellStar Asia will establish their own newly formed company (“ManCo”), which will own the balance of 20% of the outstanding shares of New CellStar Asia.

CellStar International will sell up to a maximum of 50% of the equity ownership in New CellStar Asia, through a combination of such public offering and private placements, resulting in a divestiture of majority of the Company’s Asian operations.

Reasons for the Proposed Transaction

The Asia-Pacific Region has been the single largest revenue producing operations of the Company for the past four years and the largest operating income producer for the past seven years. The following table summarizes the Company’s segment information (in thousands):

	Asia-Pacific
	Greater China	Other	North America	Latin America	Europe	Corporate	Total
February 28, 2003
Revenues from external customers	$206,692	37,344	124,872	96,049	42,126	—	507,083
Impairment of assets	—	—	—	—	763	—	763
Operating income (loss)	8,672	(244)	1,491	(3,959)	(1,240)	(3,307)	1,413
Total assets	226,216	21,912	70,223	110,869	35,545	54,622	519,387
November 30, 2002
Revenues from external customers	950,870	164,629	558,173	341,632	181,310	—	2,196,614
Impairment of assets	—	—	—	2,532	1,123	—	3,655
Severance and exit charges	—	—	—	561	2,005	—	2,566
Operating income (loss)	33,012	1,362	18,774	(15,047)	(5,247)	(20,919)	11,935
Total assets	207,785	21,391	72,863	117,151	46,535	49,866	515,591
November 30, 2001
Revenues from external customers	1,078,880	134,574	578,612	411,079	230,658	—	2,433,803
Separation agreement	—	—	—	—	—	5,680	5,680
Operating income (loss)	29,631	3,468	25,805	(11,372)	(3,878)	(28,043)	15,611
Total assets	242,532	20,736	143,598	130,481	48,885	59,838	646,070
November 30, 2000
Revenues from external customers	933,176	91,586	499,171	636,354	315,395	—	2,475,682
Impairment of assets	—	—	974	11,365	—	—	12,339
Operating income (loss)	6,308	1,462	(16,425)	(38,724)	2,263	(24,813)	(69,929)
Total assets	271,862	17,815	172,527	256,907	56,824	82,889	858,824

In spite of the success of the Asia-Pacific Region, the combined performance of the Company’s other operating regions has caused the consolidated performance of the Company to be unsatisfactory to the Company’s management and Board of Directors. In addition, the Company believes that unfamiliarity with the PRC marketplace and a fear of the political climate in the PRC causes U.S. investors to heavily discount the value of the Asia-Pacific Region, including the Greater China Operations. The Company believes that investors in Asia will be more familiar with the Company’s operations in the region and also be more comfortable investing in a business whose main revenue source is its operations in the PRC. The Company believes that Asian investors will place a higher value on the Company’s Greater China Operations than investors in U.S. markets have. The Company believes that the Spinoff will enable the Company to realize some of this discounted value.

The business of the Greater China Operations in the PRC is materially affected by regulations that limit its methods of operation. For example, the Greater China Operations are not permitted by current laws and regulations to directly operate as a wholesaler or a retailer in the domestic PRC market. As a result, the Company’s trading activities are currently carried out via government authorized commodities exchanges and import/export companies in the Shanghai Waigaoqiao Bonded Zone which possess the requisite government licenses to conduct trading activities between enterprises located in the Waigaoqiao Bonded Zone and enterprises located outside that zone. The business of the Greater China Operations in the PRC is dependent upon the continuation of these trading practices in the Waigaoqiao Bonded Zone. The telecommunications industry in the PRC and Hong Kong is heavily regulated by the MII. Under current regulations, foreign investors are restricted from participating in the operation and management of a telecommunications services business in the PRC. Further, the Renminbi, the lawful currency of the PRC, is not a freely convertible currency.

As a result of the Spinoff, the Company believes that management of New CellStar Asia will have more flexibility to act in the Asian business environment and be better able to further expand operations throughout the Greater China Operations without the imposition of certain U.S. laws or methods of conducting business, which may otherwise cause the Greater China Operations to be at a competitive disadvantage. The Spinoff would also remove restrictions on the Company’s operations located in the region that are contained in the Company’s U.S. domestic bank loan agreement.

As part of the Spinoff, CellStar Asia management, through its investment holding vehicle, ManCo, will own 20% of the outstanding stock of New CellStar Asia. A.S. Horng, the Chairman, CEO and General Manager of CellStar Asia, will own 85% of ManCo. Lawrence King, President and Chief Operating Officer of the Asia – Pacific Region, will own 5% of ManCo. The Company believes that such shareholding is appropriate for the reasons set forth below.

The Company has explored other ways of deriving the value which it believes is locked up in the Greater China Operations. However, without the involvement of the CellStar Asia management team, the Company believes that the value which may be achieved for its stockholders through the Spinoff would be unachievable. The CellStar Asia management team is primarily responsible for the success of the Greater China Operations. The Greater China Operations are necessarily dependent upon the relationships developed by the local management team with suppliers and customers, and the loss of CellStar Asia’s management team would materially and negatively impact the Greater China Operations. As a result, the Company believes that the continued and committed involvement of the CellStar Asia management team is essential in achieving the greatest value for its stockholders in the Spinoff. Accordingly, the Company believes that a significant shareholding in New CellStar Asia by CellStar Asia management is a recognition of the importance of CellStar Asia management to the success of the Spinoff and to the continued success of the Greater China Operations and is necessary to insure CellStar Asia management’s continued leadership.

The consummation of the Spinoff is conditioned upon the Company’s receiving stockholder approval of the Spinoff, the approval of the Stock Exchange of Hong Kong, the consent of its bank group under its revolving credit agreement, and the approval of the terms of the public offering by the Company’s Board of Directors, and other conditions.

Included in other assets in the accompanying consolidated balance sheet at February 28, 2003 is $3.4 million of capitalized costs relating to the Spinoff. These costs will be accounted for as a reduction of the proceeds if the Spinoff is completed or will be expensed if the Spinoff does not occur or is delayed significantly.

Although the Company intends to pursue the Spinoff, there are a number of steps to be completed before the Spinoff can occur. Accordingly, there can be no assurance of the timing of the Spinoff or that the Spinoff will occur.

Following is a summary of the financial information for Greater China Operations (in thousands):

	Three months ended February 28,
	2003	2002
Revenues	$206,692	311,310
Cost of sales	193,053	295,409

Gross profit	13,639	15,901

Selling, general and administrative expenses	4,967	6,219

Operating income	$8,672	9,682

	February 28, 2003	November 30, 2002
Current assets	$212,799	184,131
Non-current assets	13,417	23,654

Total assets	226,216	207,785

Current liabilities	79,970	57,010
Non-current liabilities	—	—

Total liabilities	79,970	57,010

Net	$146,246	150,775

Repositioning of Operations

In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operations after the first quarter of 2000 compared to 1999. Since the curtailment, the Company experienced operating losses in its U.K. operations. For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. In 2002, the Company recovered $0.9 million associated with the third party theft and fraud losses. The Company is pursuing legal action where appropriate to recover additional amounts. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time.

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

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations, except for certain administrative matters. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable. In the first quarter of 2003, the Company reversed $0.2 million of the receivable allowances related to the exit charge for the U.K. operations. The following table summarizes the income statement classification of the charge through the first quarter of 2003 (in thousands):

	Three months ended May 31, 2002	Reversal of allowances	Net charge
Cost of sales	$2,256	(1,131)	1,125
Selling, general and administrative	1,691	(808)	883
Impairment of assets	3,655	—	3,655
Severance and exit charges	2,566	—	2,566

Total charge	10,168	(1,939)	8,229
Tax benefit	(184)	(1,541)	(1,725)

Net charge	$9,984	(3,480)	6,504

For the three months ended February 28, 2003 and 2002, the Company’s operations in the U.K., Peru, and Argentina experienced operating income (loss) of $0.2 million and ($0.7) million, respectively, as follows:.

	Three months ended February 28,
	2003	2002
Revenues	$—	26,989
Cost of sales	—	25,767

Gross profit	—	1,222
Selling, general and administrative expenses	(220)	1,957

Operating income (loss)	$220	(735)

As of April 10, 2003, the Company has repatriated $7.7 million in cash to the U.S. from the exited operations.

The Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operations. The Company is exploring opportunities to sell its operations in Sweden and in January 2003 entered into a letter of intent with local management for the sale of its Netherlands operations. The Company entered into credit facilities in Sweden and The Netherlands in October 2002 and December 2002, respectively. These facilities were established to return cash to the U.S., to leverage the assets of these operations and, the Company believes, to enhance the potential marketability of these businesses. At April 10, 2003, the Company had returned $7.4 million and $3.2 million to the U.S. from Sweden and the Netherlands, respectively, as a result of entering these facilities.

On March 21, 2003 the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was approximately $2.0 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million for the three months ended February 28, 2003 to reduce the carrying value of the net assets of The Netherlands operations to the estimated net realizable value. Following is a summary of The Netherlands operations for the three months ended February 28, 2003 and 2002 (in thousands):

	2003	2002
Revenues	$14,301	10,275
Cost of sales	14,123	9,584

Gross profit	178	691

Selling, general & administrative expenses	781	572
Impairment of assets	763	—

Operating income (loss)	$(1,366)	119

The Netherlands operations will be reclassified to discontinued operations beginning with the quarter ending May 31, 2003.

Mexico

The Company’s Mexico operations derive their revenues from wholesale purchasers and activation of handsets. The Company’s operations in Mexico accounted for approximately 54%, 61%, and 60% of the Latin America Region’s revenues in 2002, 2001, and 2000, respectively. Over the last three years, the operations in Mexico have recognized operating income (loss) of ($11.5) million, ($9.8) million, and $15.4 million in 2002, 2001, and 2000, respectively. For the quarter ended February 28, 2003, revenues from the Mexico operations were 56% of the Latin America Region’s revenues and the operating loss was $3.6 million. Despite the disappointing performance, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. However, significant improvement in the Company’s Mexico operations will need to be made in 2003. If significant improvement is not made, the Company will evaluate its overall position in its Mexico operations.

At February 28, 2003, the Company had a gross value-added tax prepaid asset in its Mexico operations of $10.7 million related to the Company’s 1998 through 2001 value-added tax returns. The Company is seeking resolution of this issue with the tax authorities in Mexico. In the fourth quarter of 2001, the Company recorded a charge of $3.0 million related to such value-added tax, the recoverability of which is uncertain. In the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million related to an additional portion of the value-added tax, the recoverability of which is uncertain. The Company currently expects to realize the net amount of the value-added tax prepaid asset.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. In some years, the Company has experienced significant amounts of bad debt, including $51.5 million in fiscal year 2000. In 2000, the decline in the redistributors market, the decision to exit the Brazil market, and the competitive market conditions significantly impacted bad debt expense. Actual amounts could differ significantly from management’s estimates.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At February 28, 2003, the Company has deferred income tax assets of $56.8 million, a significant portion of which relate to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, the results of the Company’s plan to reposition its operations and the proposed spinoff of Greater China Operations (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations) could impact the valuation allowances related to these deferred tax assets.

As a result of the Exchange Offer (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue code. The Company may have limitations beginning with the year ended November 30, 2002 on the utilization of its U.S. tax loss carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings have been reinvested and, in the opinion of management, would continue to be reinvested indefinitely (See Note (7) of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2001). Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations), it was determined that the Company was required by generally accepted accounting principles (“GAAP”) to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as discussed under the heading of International Operations in this section, sale proceeds. As of February 28, 2003, the Company has net operating loss carryforwards in the U.S. of approximately $69.5 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

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

At February 28, 2003, the Company had not provided for U.S. Federal income taxes on earnings of international subsidiaries of approximately $16.0 million as these earnings were considered permanently reinvested.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Prior to December 1, 2002, the Company amortized goodwill using the straight-line method over 20 years. The Company assessed the recoverability of this intangible asset by determining the estimated future cash flows related to such acquired assets. In the event that goodwill was found to be carried at an amount that is in excess of estimated future operating cash flows, the goodwill was adjusted to a level commensurate with a discounted cash flow analysis using a discount rate reflecting the Company’s average cost of funds.

In June 2001, the FASB issued Statement No. 141, “Business Combinations.” Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase method business combination were evaluated and no reclassifications were necessary in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and recorded an impairment charge, net of tax of $3.8 million, of approximately $17.2 million, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three months ended February 28, 2003.

(b)	Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service activation of the subscriber’s service and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed.

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

Accounting Pronouncements Not Yet Adopted

At February 28, 2003, there were no accounting pronouncements not yet adopted that would impact the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the quarter ended February 28, 2003 and 2002, the Company recorded net foreign currency gains (losses) of ($2.0) million and $0.2 million, respectively, in costs of goods sold. For the quarter ended February 28, 2003 and 2002, the Company recorded in other income (expense), net foreign currency gains (losses) of $1.0 million and ($0.1) million, respectively. The foreign currency gains are primarily due to intercompany advances related to the Company’s European operations.

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

At February 28, 2003, the Company had no forward contracts and does not hold any other derivative instruments.

The Company has foreign exchange exposure on the intercompany advances from the Hong Kong entity to the China entity as the funds have been effectively converted into RMB. The Company also has foreign exchange exposure on the RMB lines of credit in China as they are collateralized by U.S. dollars. For the quarter ended February 28, 2003, $187.7 million, or 37.0%, of the Company’s revenues were from the Company’s operations in the PRC. With the exception of intercompany activity, all revenues and expenses of the China operations are in RMB. The Company does not hold derivative instruments related to the RMB.

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

At February 28, 2003, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the facility each business day to minimize interest expense. The interest rate of the Company’s Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended February 28, 2003, the interest rate of borrowings under the U.S. revolving credit facility was 5.25%. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest between 0.00% and 4.54% (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources). The credit facility in Sweden bears interest at 5.60%. The credit facility in The Netherlands bears interest at 5.00%. The Senior Notes issued in February 2002 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of the quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses, except as noted below, in such internal controls requiring corrective actions. As a result, no other corrective actions were taken.

The Company has entered into a letter of intent with the Asia-Pacific Region management team regarding their participation in the possible initial public offering of the Greater China Operations. There is no indication that such letter of intent, nor the negotiations leading up to such letter of intent, had any effect on the Company’s internal controls. Additionally, although there are no material weaknesses in the Company’s internal controls on a consolidated basis, the Company’s auditors identified, during the fiscal 2002 audit, a material weakness in the Company’s Mexico operations that related to the reconciliation of certain manual accounting systems in Mexico. The Company is taking steps to eliminate such weakness. Also, the Company made significant management changes during fiscal 2002 in its Mexico operations.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Third Amendment to Employment Agreement, effective as of February 28, 2003, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (1) (2)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

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

Date: April 14, 2003

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

/s/  Terry S. Parker

Terry S. Parker, Chief Executive Officer

Date:  April 14, 2003

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

/s/  Robert A. Kaiser

Robert A. Kaiser, Chief Financial Officer

Date:  April 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Employment Agreement, effective as of February 28, 2003, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (1) (2)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or arrangement.