Form 10-K/A
period 2002-11-30
CELLSTAR CORP
filed 2003-04-28
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

Introductory Note

CellStar Corporation (the “Company” or “CellStar”) hereby amends in its entirety the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2003.

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

The Company’s agreements with its suppliers generally have terms ranging from nine months to three years. The majority of our supplier agreements can be terminated without cause by the terminating party giving notice within periods ranging from 30 to 90 days prior to such termination. Our agreements with Kyocera and NEC, however, may be terminated only for cause. Certain of our supplier agreements, including agreements with Ericsson, Motorola, NEC and Samsung, automatically renew for periods ranging from one to three years. Other agreements, such as Kyocera and Nokia, expire at various times and must be extended in writing by the parties. Most of our agreements with suppliers are non-exclusive.

The Company is required, pursuant to certain supplier agreements, to submit forecasts on either a monthly or a three month rolling basis. Such estimates are on a best efforts basis.

The Company’s agreements with its customers generally have terms ranging from one to four years, and are extended for successive one year terms thereafter or month to month in one instance. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 60 to 180 days prior to such termination. The Company does not have agreements with the majority of its customers. While the Company believes its customer relations are good, there can be no assurance that the Company will retain its current customer base.

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

The Company has converted certain of its customer accounts to a consignment model. Under this model, the customer owns the inventory and the Company provides fulfillment services for those products. Fulfillment services include any combination of kitting, programming, inventory management and packaging of handsets, wireless accessories and other items, as well as the distribution of such products for our consignment customers. Consignment offers certain advantages, including lower working capital requirements, reduced accounts receivable exposure and reduced exposure to inventory obsolescence. Although overall revenues may be lowered as a result of operating on a consignment model, the Company believes that net income is not significantly impacted as fulfillment fees are being generated. Ultimately the impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the historical gross margin on product sales. There can be no assurance that fulfillment fees will equal historical gross margins.

Under the terms of the Company’s agreements with its consignment customers, title to the products remains with the customer. The Company bears all risk of casualty loss with respect to consignment products while such products remain in the Company’s care, custody and control. These agreements generally have terms from one to four years, and may be extended for successive one year terms thereafter or month to month in one instance. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 60 to 180 days prior to such termination. In some agreements, the Company’s customers provide product forecasts on a rolling three month basis, however, those forecasts are on a best efforts basis. In some cases, the Company may charge the customer a storage fee for products held by the Company for an excessive period of time, generally 90 days or more.

The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. The Company’s success depends in large part upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over the Company’s products or that render the products sold by the Company obsolete or less marketable. The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit these risks by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company’s significant inventory investment in its international operations exposes it to certain political and economic risks. See “Business— Cautionary Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations.” Typically, the Company ships its products within one business day of receipt of customer orders and, therefore, backlog is not considered material to the Company’s business.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

Terry S. Parker	57	Chief Executive Officer

A.S. Horng	45	Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited

Robert A. Kaiser	49	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence King	37	President and Chief Operating Officer of the Asia-Pacific Region

Elaine Flud Rodriguez	46	Senior Vice President, General Counsel and Secretary

Raymond L. Durham	41	Vice President and Corporate Controller

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

Lawrence King has served as President and Chief Operating Officer of the Asia-Pacific Region since April 2000. Previously, Mr. King served as Vice President of Operations for CellStar Asia, since February 1998. Mr. King joined the Company in 1994. Prior to joining the Company, Mr. King was the General Manager and co-founder of GloMax Inc.

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

The Company’s success is dependent on the efforts of its executive officers and key employees including Terry S. Parker, Chief Executive Officer, and A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia. The Asia-Pacific Region was responsible for approximately 51% of the Company’s revenues for fiscal 2002. If Mr. Horng were to depart as Chief Executive Officer of CellStar Asia, the Company’s operations in the Asia-Pacific Region could be materially adversely affected. Although the Company has entered into employment agreements with these officers and several other officers and key employees, there can be no assurance that the Company will be able to retain their services.

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

	Year Ended November 30,
	2002(3)(9)	2001(4)(9)	2000(5)(9)	1999(6)(7)	1998(8)
	(In thousands, except per share data and operating data)
Statements of Operations Data:
Revenues	$2,196,614	2,433,803	2,475,682	2,333,805	1,995,850
Cost of sales	2,065,806	2,297,977	2,364,197	2,140,375	1,823,075

Gross profit	130,808	135,826	111,485	193,430	172,775
Operating expenses:
Selling, general and administrative expenses	112,652	113,785	169,232	111,613	116,747
Impairment of assets	3,655	—	12,339	5,480	—
Severance and exit charges	2,566	—	—	—	—
Lawsuit settlement	—	—	—	—	7,577
Separation agreement	—	5,680	—	—	—
Restructuring charge (credit)	—	750	(157)	3,639	—

Operating income (loss):	11,935	15,611	(69,929)	72,698	48,451
Other income (expense):
Interest expense	(7,564)	(15,383)	(19,113)	(19,027)	(14,446)
Equity in income (loss) of affiliated companies, net	—	(858)	(1,805)	31,933	(28,448)
Gain on sale of assets	—	933	6,200	8,774	—
Impairment of investment	(125)	(2,215)	—	—	—
Other, net	1,947	5,288	932	(1,876)	1,389

Total other income (expense)	(5,742)	(12,235)	(13,786)	19,804	(41,505)
Income (loss) before income taxes and extraordinary gain (loss)	6,193	3,376	(83,715)	92,502	6,946
Provision (benefit) for income taxes	47,131	2,200	(20,756)	23,415	(7,418)

Income (loss) before extraordinary gain (loss)	(40,938)	1,176	(62,959)	69,087	14,364
Extraordinary gain (loss) on early extinguishment of debt, net of tax	11,014	(626)	—	—	—

Net income (loss)	$(29,924)	550	(62,959)	69,087	14,364

Net income (loss) per share:
Basic:
Income (loss) before extraordinary gain (loss)	$(3.34)	0.10	(5.24)	5.78	1.22
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.90	(0.05)	—	—	—

Net income (loss)	$(2.44)	0.05	(5.24)	5.78	1.22

Diluted:
Income (loss) before extraordinary gain (loss)	$(3.34)	0.10	(5.24)	5.61	1.18
Extraordinary gain (loss) on early extinguishment of debt, net of tax	0.90	(0.05)	—	—	—

Net income (loss)	$(2.44)	0.05	(5.24)	5.61	1.18

Weighted average number of shares:(1)(2)
Basic	12,268	12,028	12,026	11,952	11,773
Diluted	12,268	12,029	12,026	13,118	12,131
Operating Data:
International revenues, including export sales, as a percentage of revenue	74.6%	76.2	79.8	83.8	76.3

	At November 30,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital	$141,854	116,892	264,380	332,841	259,923
Total assets	515,591	646,070	858,824	706,438	775,525
Notes payable and current portion of long-term debt	53,347	202,644	127,128	50,609	85,023
Long-term debt, less current portion	12,374	—	150,000	150,000	150,000
Stockholders’ equity	194,331	184,210	185,583	250,524	177,791

(1)	Common stock amounts have been retroactively adjusted to give effect to the one-for-five reverse stock split effective February 22, 2002, and a two-for-one stock split, which was made in the form of a stock dividend distributed on June 23, 1998.

(2)	On February 20, 2002, the Company issued, in an exchange offer, $39.1 million in 5% senior subordinated convertible notes which were converted into 7.8 million shares of common stock as of November 30, 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

(3)	In the second quarter of 2002 the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru, and Argentina markets as soon as practicable. The Company recorded a net charge for the year ended November 30, 2002 of $6.7 million related to this decision. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations—Repositioning of Operations.”

(4)	On July 6, 2001 the Company announced that Alan H. Goldfield had retired effective immediately from the position of Chairman and Chief Executive Officer and recorded an expense of $5.7 million related to the separation agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2002 Compared to Fiscal 2001—Separation Agreement.”

(5)	For the year ended November 30, 2000, the Company recorded a $12.3 million charge for impairment of assets primarily related to its operations in Venezuela and Peru. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2001 Compared to Fiscal 2000—Impairment of Assets.”

(6)	In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland. The sale was completed in 2000 resulting in a gain of $0.2 million. The Company recorded an impairment charge of $5.5 million, including a $4.5 million writedown of goodwill to reduce the carrying value of the assets of the operations in Poland to their estimated fair value. Revenues for the operations in Poland were $2.2 million, $7.4 million and $9.9 million for the years ended November 30, 2000, 1999, and 1998, respectively.

(7)	As part of the Company’s strategy to streamline its organizational structure, beginning in the second quarter of 1999 the Company reorganized and consolidated the management of the Company’s Latin American and North American Regions and centralized the management in the Company’s Asia-Pacific Region. As a result, the consolidated statement of operations for the year ended November 30, 1999, includes a charge of $3.6 million related to the reorganization. Of the total costs, $0.8 million consisted of non-cash outlays and the remaining $2.8 million consisted of cash outlays, which were paid in full by November 30, 2000. The components of the restructuring charge were as follows (in thousands):

Employee termination costs	$2,373
Write-down of assets	760
Other	506

$3,639

(8)	During the period from May 14, 1996 through July 22, 1996, four separate purported class action lawsuits were filed in the United States District Court, Northern District of Texas, Dallas Division, against the Company, certain of the Company’s current and former officers, directors and employees. The four lawsuits were consolidated, and the State of Wisconsin Investment Board was appointed lead plaintiff in the consolidated action. On November 19, 1998, the Company entered into a Stipulation of Settlement that resolved all claims pending in the suit. The settlement was approved by the Court on January 25, 1999, and all remaining claims were dismissed.

(9)	Effective December 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002.

The following table shows the Company’s 2002, 2001, and 2000 results adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	Year Ended November 30,
	2002	2001	2000
Income (loss) before extraordinary gain (loss)—as reported	$(40,938)	1,176	(62,959)
Goodwill amortization	1,513	1,455	1,773

Income (loss) before before extraordinary gain (loss)—as adjusted	$(39,425)	2,631	(61,186)

Net income (loss)—as reported	$(29,924)	550	(62,959)
Goodwill amortization	1,513	1,455	1,773

Net income (loss)—as adjusted	$(28,411)	2,005	(61,186)

Basic per share:
Income (loss) before before extraordinary gain (loss)—as reported	$(3.34)	0.10	(5.24)
Goodwill amortization	0.13	0.12	0.15

Income (loss) before before extraordinary gain (loss)—as adjusted	$(3.21)	0.22	(5.09)

Net income (loss)—as reported	$(2.44)	0.05	(5.24)
Goodwill amortization	0.12	0.12	0.15

Net income (loss)—as adjusted	$(2.32)	0.17	(5.09)

Diluted per share:
Income (loss) before before extraordinary gain (loss)—as reported	$(3.34)	0.10	(5.24)
Goodwill amortization	0.13	0.12	0.15

Income (loss) before before extraordinary gain (loss)—as adjusted	$(3.21)	0.22	(5.09)

Net income (loss)—as reported	$(2.44)	0.05	(5.24)
Goodwill amortization	0.12	0.12	0.15

Net income (loss)—as adjusted	$(2.32)	0.17	(5.09)

Weighted average common shares outstanding:
Basic	12,268	12,028	12,026

Diluted	12,268	12,029	12,026

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North America, Latin America, and European Regions. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers. The Company’s revenues have decreased from $2,433.8 million in 2001 to $2,196.6 million in 2002. The decrease in revenues is primarily due to several factors: a) a decrease in the Company’s Hong Kong operations of $134.0 million primarily due to an increase in the availability in China of in-country manufactured products causing sales to the Company’s Hong Kong based customers to decrease, b) a decrease in revenues of $49.9 million from decreased sales to the Company’s largest carrier customer in the Company’s Mexico operations, and c) a decrease of $77.0 million from operations which the Company has divested or closed. The Company experienced an improvement in gross profit to 5.9% of revenues in 2002 from 5.6% of revenues in 2001, primarily as a result of additional incentives received from manufacturers in 2002 and changes in the Company’s geographic mix of revenues. Selling, general and administrative expenses were $112.7 million in 2002 compared to $113.8 million in 2001. Interest expense decreased to $7.6 million in 2002 from $15.4 million in 2001 primarily as a result of the completion of the Company’s exchange offer on February 20, 2002. The Company had tax expense of $47.1 million in 2002 compared to $2.2 million in 2001. The increase in tax expense is primarily a result of the Company providing for taxes of $42.2 million on the undistributed earnings in the Asia-Pacific Region which were previously considered to be permanently reinvested. The Company had a loss before extraordinary items of $40.9 million, or $3.34 per diluted share, in 2002 compared to income of $1.2 million, or $0.10 per diluted share in 2001.

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

Subordinated Notes

On February 20, 2002 the Company completed its exchange offer for its $150 million 5% convertible subordinated notes due October 2002. Holders owning $128.6 million of existing convertible subordinated notes exchanged them for $47.2 million in cash, $12.4 million of new 12% senior subordinated notes due January

2007, and $39.1 million of new 5% senior subordinated convertible notes due November 2002. The Company recognized an extraordinary gain of $11.0 million after-tax in 2002 as a result of the exchange. Between February 20, 2002 and July 29, 2002, the Company purchased for a combination of cash and its common stock, $4.5 million of its 5% convertible subordinated notes. The Company retired the remaining $16.9 million of 5% convertible subordinated notes not tendered in the exchange at maturity. As of November 30, 2002, the $39.1 million of senior subordinated convertible notes have been converted into 7.8 million shares of common stock.

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

Fiscal 2002 Compared to Fiscal 2001

Revenues.    The Company’s revenues decreased $237.2 million from $2,433.8 million to $2,196.6 million. The Company sold 13.5 million handsets in the fiscal year ended November 30, 2002 compared to 13.7 million in 2001. The average selling price of handsets in 2002 was $148 compared to $160 in 2001.

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

North American Region revenues were $558.2 million, a decrease of $20.4 million compared to $578.6 million in 2001. The decrease in North America was primarily due to a $27.0 million decrease in product sales to a major U.S. account which was converted in the first quarter of 2001 to a consignment model with fulfillment fees. The decline was partially offset by growth due to promotions and new products.

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

The Company’s operations in the Latin America Region provided $341.6 million of revenues, compared to $411.1 million in 2001, a $69.5 million decrease. Revenues in Mexico, the region’s largest revenue contributor, were $185.6 million compared to $250.3 million in 2001 due primarily to a decrease of $49.9 million in sales to the Company’s largest carrier customer in Mexico due to increased market competition. Revenues from the Company’s Miami export operations were $55.2 million compared to $55.0 million a year ago. Revenues from the Company’s Colombia operations were $78.6 million in 2002 and $72.3 million in 2001. As part of the Company’s overall plan to reposition its operations and to reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operation. Revenues from the Company’s primarily service operations in Chile were $5.7 million in 2002 and $3.8 million in 2001. Combined revenues for the Company’s operations in Argentina and Peru, which were divested in the third quarter of 2002, were $16.5 million in 2002 and $28.4 million in 2001. Revenues from the Company’s Venezuela operations, which were sold in December 2000, were $1.2 million in 2001.

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

Fiscal 2001 Compared to Fiscal 2000

Revenues.    The Company’s revenues decreased $41.9 million, or 1.7%, from $2,475.7 million to $2,433.8 million. The Company sold 13.7 million handsets in 2001 compared to 11.3 million in 2000. The average selling price of handsets was $160 in 2001 compared to $195 in 2000.

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

The European Region recorded revenues of $230.7 million, a decrease of $84.7 million, or 26.9%, from $315.4 million, primarily due to the Company’s decision to curtail its U.K. international trading operations in

April 2000 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”) and a decline in the Company’s Sweden operations. Revenues in the U.K. decreased from $163.8 million to $111.4 million, and revenues in Sweden decreased from $118.7 million to $86.7 million. In 2001, the handset market in Europe was highly penetrated and increasingly driven by replacement sales, which were depressed due to delays in the rollout of new handset technologies and services.

Gross Profit.    Gross profit increased $24.3 million from $111.5 million, or 4.5% of revenues, to $135.8 million, or 5.6% of revenues. During 2000, the Company incurred $32.3 million in inventory obsolescence primarily as a result of price declines during the second quarter, and $3.2 million in third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets related to the U.K. international trading operations. In 2001, the Company incurred $10.2 million in inventory obsolescence. The increase in gross profit as a percentage of revenues was due to better inventory management and product mix. Also in 2000, the Company’s commitment to defend market share in the face of intense global industry price competition, particularly in the Asia-Pacific Region, negatively impacted the gross margin percentage. Based on 1999’s handset shortages and industry forecasts of higher demand, manufacturers significantly increased production in 2000. However, worldwide handset sales, while significantly higher in 2000, were still below industry forecasts. This resulted in a surplus of product during parts of 2000 driving stronger-than-usual competition for market share, mainly in the Asia-Pacific Region and to a lesser extent in the Latin American Region.

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

Compared to November 30, 2001, accounts receivable decreased from $216.0 million to $175.1 at November 30, 2002. Accounts receivable days sales outstanding for fiscal year 2002, based on monthly accounts receivable balances, were 31.5, compared to 36.1 for fiscal year 2001. Inventories declined to $163.2 million at November 30, 2002, from $218.9 million at November 30, 2001. Inventory turns for fiscal year 2002, based on monthly inventory balances, were 10.4 turns per year, compared to 10.7 for fiscal year 2001. Accounts payable declined to $166.1 million at November 30, 2002, compared to $229.0 million at November 30, 2001. Working capital balances have declined in connection with the conversion in the U.S. of a large customer to a primarily consignment relationship (See “Business-North American Region”). The Company experienced a decrease in accounts receivable, inventory and accounts payable of approximately $30 million, $9 million and $35 million, respectively, from November 30, 2001, to November 30, 2002, due to the conversion. The closure of the Company’s U.K. operations and the divestiture of the Company’s Peru and Argentina operations during 2002 has also contributed to the decline. Additionally, management has worked aggressively to reduce accounts receivable and inventory levels and improve turnover through tightening of credit policies to limit risk, aggressive collection efforts, and better purchasing and inventory management.

Management of the Company has made a number of estimates and assumptions related to the reporting of the allowance for doubtful accounts and the reserve for inventory obsolescence in preparation of the consolidated financial statements in conformity with generally accepted accounting principles. In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, the financial condition of the customer, economic conditions in the customer’s country and industry conditions. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company expects to receive from the vendor. Actual amounts could differ significantly from management’s estimates.

There is no effect on liquidity due to transactions, arrangements or relationships with unconsolidated entities.

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

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru and Argentina as soon as practicable due to the poor performance of these operations. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operation in those countries, provided little upside and significant risk. In addition, the Company decided to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the remainder of the year, assessing each operation in view of its over-all long-term strategy. In conjunction with this decision, the Company’s revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision the Company may make with respect to the balance of its European and Latin American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a pre-tax charge of $10.2 million for the three months ended May 31, 2002.

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

$2,566

The Company recorded an impairment charge of $3.7 million for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the

Company’s liquidation of its investments in each of these operations and $1.5 million for property and equipment. The property and equipment were reduced to estimated market value of $0.1 million.

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

The Company has completed the evaluation of the balance of its European and Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company is negotiating with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operation. In January 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. The Company will explore opportunities to sell its operations in Sweden. In Sweden and The Netherlands, the market is highly competitive and highly penetrated. The operations in Sweden and The Netherlands do not present significant growth opportunities without significant investment of capital. The Company excluded Miami from the evaluation due to the recent performance of this operation and the export opportunities into Latin America that the Company believes exist in this market. Despite the disappointing performance in Mexico, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. However, significant improvement in the Company’s Mexico operations will need to be made in 2003. If significant improvement is not made, the Company will evaluate its overall position in its Mexico operations.

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

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar’s overall operating results as the majority of the Company’s business is in markets that are relatively stable. However, the effects of inflation could have a material adverse impact on the Company if the markets become unstable. The following table summarizes the revenues and percentages of consolidated revenues for the Company’s five largest geographical operations for the year ended November 30, 2002 (dollars in thousands):

Operation	Revenues	Percent
PRC	$882,033	40.2%
U.S.	613,402	27.9
Mexico	185,627	8.5
Singapore	139,188	6.3
Sweden	83,139	3.8
All others	293,225	13.3

Total	$2,196,614	100.0%

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

(b)    Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized upon delivery. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ activation of the subscriber’s service and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed or, if applicable, upon shipment of the related product, whichever is later.

(c)    Vendor Credits

The Company recognizes price protection credits and other incentives, such as volume discounts, from vendors when such credits are received in writing from the vendor, or if the credits are based on sell-through to customers, when the credits have been received in writing from the vendor and the related product is sold. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold at the time the credits are received in writing. Sell-through credits are recorded as a reduction in cost of goods sold in the period received.

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

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific—Greater China Operations, Asia Pacific—South Pacific Operations, North America, Latin America—Mexico, Latin America—excluding Mexico, Sweden and The Netherlands. If an impairment is indicated, then the fair value of the reporting unit’s goodwill will be determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the impairment provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 no later than the beginning of fiscal 2003. At November 30, 2002, the Company had goodwill, net of accumulated amortization, of $20.9 million related to its Asia-Pacific operations ($12.3 million) and its remaining Europe operations in Sweden and the Netherlands ($8.6 million). In January, 2003, the Company signed a letter of intent with local management for the sale of its Netherlands operations. There can be no assurance that the sale will be completed due to a number of contingencies contained in the letter of intent. The Company will explore opportunities to sell its operation in Sweden in view of the Company’s long-term strategy (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations”). The Company believes the adoption of Statement 142 will likely result in a one-time, non-cash pre-tax charge of $20.9 million to write-down the Company’s goodwill.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Statement No. 148, amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding executive officers is provided under the caption “Business—Executive Officers of the Registrant.”

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

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with, except for the following: In fiscal 2002, Mr. Kaiser, upon becoming an executive officer of the Company on December 12, 2001, did not timely file a Form 3; in fiscal 2001, Mr. Parker did not timely file a Form 4 or Form 5 reporting a change in beneficial ownership in connection with the acquisition of options to purchase 200,000 shares of Common Stock granted pursuant to his employment agreement dated July 5, 2001; and for fiscal 2000, the Company is unable to locate evidence that Mr. Thompson timely filed a Form 4 reporting a change in beneficial ownership in connection with a purchase of shares of Common Stock. Mr. Thompson filed a Form 5 in December of 2002 reporting beneficial ownership of such shares.

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

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus(*) ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)(1)(2)		All Other Compensation ($)
Terry S. Parker Chief Executive Officer	2002 2001 2000	950,000 341,634 —	(4)	380,000 200,000 —		— — —	— — —	— 204,000 1,000	(5)	11,347 5,494 —	(3) (3)

A.S. Horng Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited	2002 2001 2000	841,818 800,133 800,103		1,566,966 300,000 66,675	(6)	— — —	— — —	260,000 — 90,283		1,539 1,539 128	(7) (7) (7)

Robert A. Kaiser Senior Vice President and Chief Financial Officer	2002 2001 2000	436,442 — —	(8)	675,000 — —	(9)	— — —	— — —	80,000 — —		12,381 — —	(3)

Lawrence King President and Chief Operating Officer of Asia Pacific Region	2002 2001 2000	369,290 360,058 360,058		30,005 70,780 30,005		— — —	— — —	7,000 12,000 8,627		3,365 3,365 12,021	(10) (10) (11)

Elaine Flud Rodriguez Senior Vice President, Secretary and General Counsel	2002 2001 2000	285,000 265,000 250,000		115,000 35,774 10,000		— — —	— — —	10,000 15,000 11,272		4,416 4,179 3,833	(3) (3) (3)

(*)	Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.
(1)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.
(2)	All figures in this column reflect an adjustment for the one-for-five reverse stock split (the “Reverse Split”) occurring on February 22, 2002.
(3)	Consists of insurance premiums paid by the Company and Company matching contributions to the named executive’s 401(k) plan.
(4)	Mr. Parker was appointed Chief Executive Officer of the Company on July 5, 2001.
(5)	Consists of options granted to Mr. Parker while serving as a director of the Company.
(6)	Includes a signing bonus of $1,500,000 paid upon the effective date of Mr. Horng’s new employment agreement, dated July 5, 2002, with CellStar Asia. Mr. Horng is also eligible to receive a bonus of

$1,500,000 upon the successful completion of an initial public offering related to the Asia-Pacific Region. In the event the market capitalization of New CellStar Asia at the time of the IPO, as determined pursuant to the terms of the transaction, is $250 million or greater, such cash bonus will be increased to $2.5 million. See “Executive Compensation – Employee Contracts and Termination of Employment Agreements.”

(7)	Consists of a Company matching contribution to its Hong Kong retirement plan.
(8)	Mr. Kaiser was appointed Senior Vice President and Chief Financial Officer on December 12, 2001.
(9)	Consists of a signing bonus of $300,000, $200,000 paid pursuant to Mr. Kaiser’s employment agreement, and a bonus of $175,000 paid pursuant to the Company’s Amended and Restated Annual Incentive Compensation Plan (the “Incentive Plan”).
(10)	Consists of insurance premiums paid by the Company and a Company matching contribution to its Hong Kong retirement plan.
(11)	Consists of insurance premiums paid by the Company.

Option Grants During 2002 Fiscal Year

The following table provides information related to options granted to the Named Executive Officers during the fiscal year ended November 30, 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)(2)
Name	Number of Securities Underlying Options Granted(#)(2)(3)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)(4)	Expiration Date	5% ($)	10% ($)
Terry S. Parker(5)	—	—	—	—	—	—
A.S. Horng	260,000	54.133	(6)	(6)	570,980	1,446,943
Robert A. Kaiser	80,000	16.656	4.60	December 11, 2011	231,353	586,248
Lawrence King	7,000	1.457	4.30	January 7, 2012	18,923	47,951
Elaine Flud Rodriguez	10,000	2.082	4.30	January 7, 2012	27,033	68,502

(1)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.
(2)	All figures in this column reflect an adjustment for the Reverse Split.
(3)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights. The options become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant. In the event of a “change of control” (as defined in the Company’s 1993 Amended and Restated Long-Term Incentive Plan (the “1993 Plan”)), any unexercisable portion of the options will become immediately exercisable.
(4)	The exercise price is equal to the fair market value of the Common Stock on the date of grant. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) in Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan from a third party and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or (d) in any other form of valid consideration that is acceptable to the Compensation Committee of the Board of Directors in its sole discretion.

(5)	Mr. Parker did not receive any option grants from the Company in fiscal 2002.
(6)	The number, exercise price and expiration date of Mr. Horng’s options are as follows:

Number	Exercise Price	Expiration Date
60,000	$4.300	January 7, 2012
200,000	$3.250	September 9, 2012

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company entered into employment agreements (collectively, the “Employment Agreements” or individually, an “Employment Agreement”) with Mr. Parker, Mr. Horng, Mr. Kaiser, and Ms. Rodriguez (collectively, the “Executives” and individually, an “Executive”), effective July 5, 2001, July 5, 2002, December 12, 2001, and January 21, 2000, respectively. Mr. King does not have an employment agreement with the Company. The Employment Agreements of Messrs. Parker, Horng, Kaiser and Ms. Rodriguez provide for annual base salaries of $850,000, $900,000, $450,000 and $250,000, respectively. Mr. Kaiser also received a signing bonus of $300,000. Mr. Horng received a signing bonus of $1.5 million, subject to repayment provisions if Mr. Horng terminates his Employment Agreement under certain conditions, and a success bonus of $1.5 million payable upon completion of the Company’s divestiture (the “the CellStar Asia Transaction”), through a combination of an initial public offering (the “IPO”) and private placements, of up to 70% of its operations in the People’s Republic of China, Hong Kong and Taiwan (the “Greater China Operations”), consisting of substantially all of its Asian operations; provided, however, that in the event the market capitalization, at the time of the IPO, of the holding company formed to hold the Greater China Operations (“New CellStar Asia”) is $250.0 million or greater as determined by CellStar, New CellStar Asia and the underwriters pursuant to the terms of the CellStar Asia Transaction, the success bonus will be increased to $2.5 million. The Employment Agreement with Mr. Horng will terminate upon completion of the the CellStar Asia Transaction without payment of compensation and will be replaced by a new employment agreement between New CellStar Asia and Mr. Horng. Each of the Employment Agreements also provides that the Executive is eligible to participate in an annual incentive plan approved by the Company’s Board of Directors during the term of his or her Employment Agreement.

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

Each of the Employment Agreements has an initial term of four years, except that of Mr. Horng. Mr. Horng’s Employment Agreement expires on the fifth anniversary of the date on which the Board of Directors of the Company notifies Mr. Horng that it has determined to discontinue the automatic daily extension of the Employment Agreement. Pursuant to his Employment Agreement, Mr. Horng is an employee of CellStar Asia, and any continuing obligations of the Company contained in his Employment Agreement will terminate upon the completion of the CellStar Asia Transaction. Upon such termination, Mr. Horng’s outstanding options to purchase Common Stock will expire 30 days after the termination date. All of the Employment Agreements are subject to earlier termination as follows: (i) by the Company (a) due to the disability of the Executive, (b) for “cause” or (c) “without cause”; or (ii) by the Executive (a) upon a material breach by the Company of the Employment Agreement (“Company Breach”), (b) within twelve months of a “change in control” or (c) without “good reason” (defined as termination for any reason other than Company Breach). If any Executive terminates his or her employment due to Company Breach or if any Executive is terminated by the Company “without cause,” he or she will be entitled to receive his or her accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his or her base salary plus (b) the amount of his or her annual incentive payments for the preceding year divided by 365 and (ii) multiplied by (a) with respect to the employees other than Mr. Horng, the lesser of (x) 720 or (y) the greater of the number of days remaining in the term of his or her employment or 365 or (b) with respect to Mr. Horng only, the number of days from the date the Board of Directors notifies Mr. Horng that it has determined to discontinue the automatic daily extension of his Employment Agreement to the end of the term, which period shall equal five years. In the event of termination of employment after a “change in control,” each of the Executives will be entitled to receive an amount equal to $100 less than three times his or her “annualized includable compensation for the base period” (as defined in Section 280G of the Code) or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.”

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

Name of Beneficial Owner or Group	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Alan H. Goldfield(2)	4,220,222	(3)	20.5
Michael A. Roth and Brian J. Stark(4)	5,594,959	(5)	27.5
The Northwestern Mutual Life Company(6) Terry S. Parker(8)	1,128,400 107,250	(7) (9)(10)	5.5 *
A.S. Horng(8)	637,712	(11)	3.1
Robert A. Kaiser(8)(12)	20,080	(13)	*
Lawrence King(8)	64,720	(14)	*
Elaine Flud Rodriguez(8)	43,775	(15)	*
James L. Johnson(8)	12,000	(9)(16)	*
Dale V. Kesler(8)	4,700	(9)(17)(18)	*
John L. (“J.L.”) Jackson(8)	6,500	(9)(17)	*
Jere W. Thompson(8)	4,990	(9)(17)	*
Current Directors and Executive Officers as a Group	911,852	(19)	4.4

*	Less than 1%.
(1)	Based on 20,354,365 shares outstanding as of February 28, 2003. The Company converted its 5% Senior Convertible Notes due November 2002 (the “Senior Convertible Notes”) into 7,730,600 shares of Common Stock on November 30, 2002.
(2)	The address for Mr. Goldfield is 1851 Turbeville Road, Denton, Texas 76210. Mr. Goldfield retired from his services as a director and officer of the Company in July 2001.
(3)	Includes 3,541,222 shares held in various entities controlled by Mr. Goldfield and his wife. Also includes 474,000 shares that are subject to a revocable (upon 90 days written notice) proxy granted to Mr. Goldfield by Mr. A.S. Horng, which proxy gives Mr. Goldfield the right to vote such shares. Also includes 205,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(4)	The address for Messrs. Roth and Stark is 1500 West Market Street, Suite 200, Mequon, Wisconsin 53092.
(5)

Based on a Schedule 13D filed with the SEC on March 12, 2002 by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13D-1(k). Messrs. Roth and Stark reported sole dispositive and sole voting power with respect to 5,594,959 shares as a result of electing to exchange their 5% Convertible Subordinated Notes due October 2002 (the “Subordinated Notes”) for cash and Senior Convertible Notes pursuant to the Company’s exchange offer. As of February 21, 2002, Stark Investments Limited Partnership (“Stark”) held 82,459 shares of Common Stock, and a face amount of $15,715,000 in Senior Convertible Notes, which were convertible into 3,143,000 shares (a current total of 15.8%) of Common Stock. As of February 21, 2002, Shepherd Trading (“Shepherd”) held 60,300 shares of Common Stock, and a face amount of $11,546,000 in Senior Convertible Notes, which were convertible into 2,309,200 shares (a current total of 11.6%) of Common Stock. Therefore, as of February 21, 2002, Messrs. Roth and Stark, in their capacity as the founding members of Stark Asset Management, L.L.C., a Wisconsin limited liability company, which serves as (a) the managing general partner of Stark, and (b) the investment manager of Shepherd, reported beneficial ownership of an aggregate of 5,594,959 shares, or approximately 27.5% of the Common Stock outstanding on February 28, 2003.

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

Item 13.    Certain Relationships and Related Transactions

If the CellStar Asia Transaction occurs, A.S. Horng, the Chairman, CEO and General Manager of CellStar Asia, and an executive officer of the Company, will own 85% of a newly-formed company (“ManCo”) that will own 20% of the outstanding shares in New CellStar Asia. The remaining 15% of ManCo will be owned by Lawrence King, President and Chief Operating Officer of the Asia-Pacific Region and an executive officer of the Company, Conor Yang, Chief Financial Officer of the Asia-Pacific Region, and Peng-Hong See, Vice President of CellStar Asia, who will each own 5% of ManCo. Neither Mr. Yang nor Mr. See is considered by the Company to be an executive officer. The CellStar Asia management team determined the stock ownership of ManCo.

Assuming the market value of New CellStar Asia at the time of the IPO is $250.0 million, Mr. Horng’s ownership interest in ManCo would be worth approximately $42.5 million, and Mr. King’s ownership interest in ManCo would be worth approximately $2.5 million. In addition, pursuant to his employment agreement, Mr. Horng will receive a cash bonus of $1.5 million upon the successful completion of the IPO. In the event the market capitalization of New CellStar Asia at the time of the IPO, as determined pursuant to the terms of the CellStar Asia Transaction, is greater than or equal to $250.0 million, such cash bonus will be increased to $2.5 million. Mr. Horng and Mr. King are the only directors or executive officers of the Company who have a direct financial interest in the CellStar Asia Transaction. Each of the members of the CellStar Asia management team will enter into employment agreements with New CellStar Asia at the time of the IPO that will contain customary non-competition, non-solicitation and confidentiality covenants that management of New CellStar Asia believes are enforceable under Hong Kong law.

In recognition of the key roles the Company’s directors, certain executive officers and certain key employees have played in the CellStar Asia Transaction, such individuals were granted options to purchase shares of Common Stock (the “Transaction Options”) containing certain incentives for the completion of the CellStar Asia Transaction. The Transaction Options were granted on January 22, 2003 at an exercise price of $5.45 per share, which was the closing sale price of the Common Stock on the grant date, and will become exercisable with respect to 25% of the shares covered by the Transaction Options on each anniversary of the grant date; provided, however, that 100% of the shares shall become exercisable immediately upon the earlier to occur of (i) the closing of the CellStar Asia Transaction, if the CellStar Asia Transaction yields to the Company proceeds of US$50 million or more in cash or cash equivalents, (ii) if the grantee is a non-employee director, such person is not nominated and re-elected to the Board of Directors, or (iii) if the grantee is an employee, such person’s employment is terminated without cause. The Transaction Options will terminate if not exercised within 10 years from the grant date. The grants of the Transaction Options were as follows:

Name and Principal Position	Number of Transaction Options Granted
Terry S. Parker	50,000
Chief Executive Officer

Robert A. Kaiser	50,000
Senior Vice President and
Chief Financial Officer

Elaine Flud Rodriguez	50,000
Senior Vice President, Secretary
and General Counsel

Raymond L. Durham	20,000
Vice President and
Corporate Controller

James L Johnson	25,000
Chairman of the Board

J.L. Jackson	25,000
Director

Jere Thompson	25,000
Director

Dale Kesler	25,000
Director

TOTAL	312,500	(1)

(1)	Includes 42,500 Transaction Options granted to other key employees, who are not executive officers, not named in the table.

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

Item 14.    Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the initial filing date of the Company’s annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

In the second quarter of 2002, the Company replaced its internal auditor, Arthur Andersen, LLP, with Deloitte & Touche, LLP due to concerns about the financial stability of Arthur Andersen, LLP.

In response to the Sarbanes-Oxley Act of 2002, the Company established a disclosure committee composed of representatives of various departments within the Company. The disclosure committee is charged with, among other things, ensuring that the established systems of disclosure controls and procedures and internal controls are complied with appropriately, and that such controls and procedures are adequate to meet required reporting obligations, and with reviewing the Company’s periodic reports and other public disclosures. The disclosure committee reports to the chief executive officer and chief financial officer, who ultimately bear express responsibility for designing, establishing, maintaining, reviewing and evaluating the Company’s disclosure controls and procedures.

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While the Company’s management believes it has taken all reasonable measures to ensure that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected. However, the Company’s current disclosure controls and procedures provide the certifying officers reasonable assurance that such disclosure controls and procedures are adequate to achieve their objectives.

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

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(22)

10.2	Registration Rights Agreement by and between the Company and Audiovox Corporation, dated as of December 3, 1993. (5)

10.3	Registration Rights Agreement by and between the Company and Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)

10.5	CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, effective as of January 21, 2000. (10)(22)

10.6	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996. (2)(22)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(22)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(23)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(23)

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

21.1	Subsidiaries of the Company. (20)

23.1	Consent of KPMG LLP. (21)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the SEC on February 28, 2003, and incorporated herein by reference.
(21)	Filed herewith.
(22)	The exhibit is a management contract or compensatory plan or agreement.
(23)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ Elaine Flud Rodriguez
Elaine Flud Rodriguez Senior Vice President, General Counsel and Secretary

Date: April 25, 2003

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry S. Parker
Terry S. Parker Chief Executive Officer

Date:    April 25, 2003

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert A. Kaiser
Robert A. Kaiser Chief Financial Officer

Date:    April 25, 2003

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

(h)    Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ activation of the subscriber’s service and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes service fee revenue when the service is completed and, if applicable, upon shipment of the related product, whichever is later.

The Company adopted the provision of SEC Staff Service Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB No. 101) in Fiscal Year 2001. The adoption of SAB No. 101 had no material impact on the Company’s revenue recognition practices.

(i)    Vendor Credits

The Company recognizes price protection credits and other incentives from vendors, such as volume discounts, when such credits are received in writing from the vendor, or if the credits are based on sell-through to customers, when the credits have been received in writing from the vendor and the related product is sold. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold at the time the credits are received in writing. Sell-through credits are recorded as a reduction in cost of goods sold in the period received.

(j)    Foreign Currency

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)    Derivative Financial Instruments

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m)    Net Income (Loss) Per Share

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 5% Senior Subordinated Convertible Notes issued in the exchange in February 2002 are anti-dilutive as the Company incurred a loss in 2002.

(n)    Comprehensive Income (Loss)

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

(c)    Employment Agreement

In July 2002, the Company entered into a new employment agreement with A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia, in anticipation of the expiration of the existing employment agreement in January 2003. As an incentive for Mr. Horng to enter into such agreement, the Company agreed to pay a signing bonus of $1.5 million, and also agreed to pay an additional bonus in the amount of $1.5 million upon the successful completion of a public offering related to the Company’s Asia-Pacific operations.

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

In January 2000, the Company acquired for $4.1 million 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, (“Arcoa”) a telecommunications retail store chain in Taiwan. Due to the continuing economic and political turmoil in Taiwan, the Company considered its investment in Arcoa to be permanently impaired. In the third quarter of 2001, the Company recorded an impairment charge of $2.2 million and in the fourth quarter of 2002 recorded an additional impairment charge of $0.1 million to reduce the carrying value of its 3.5% interest to the Company’s estimate of the fair value of its investment of $1.8 million and is included in other assets in the accompanying consolidated balance sheets.

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

Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The New Facility is also secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s convertible notes, additional debt, mergers and acquisitions and disposition of assets. In addition, the Company is prohibited from making any cash or property dividends to its shareholders under the New Facility. At November 30, 2002, the Company had borrowed $23.1 million under the New Facility.

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

In July, 2001, the Company entered into a Consulting Agreement with Alan H. Goldfield, under which the Company engaged Mr. Goldfield to perform such services for the Company as are mutually agreeable to

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mr. Goldfield and the Chief Executive Officer of the Company. Under the Consulting Agreement, Mr. Goldfield has the honorary title of “Chairman Emeritus” of the Company but is not a director, officer or employee of the Company and has no authority to act on behalf of the Company. The Company agreed to pay Mr. Goldfield 5% of net earnings from specified new lines of business conducted by the Company in PRC, Hong Kong, Korea, Japan, Taiwan, Singapore, Malaysia and the Philippines (the “Earnout”) through November 30, 2006 if not earlier terminated, but not to exceed $15,000,000. New business lines covered by the Earnout include the sale of prepaid calling cards, the sale of specified paging and long distance services, the sale of “Tai Chi box” services and products and the sale of personal digital assistants and digital cameras. For fiscal year 2002, the Company paid Mr. Goldfield $241,077 in connection with services provided pursuant to his Separation Agreement and Release effective July 5, 2001. No payments have been made pursuant to the Consulting Agreement. The Consulting Agreement terminates on the earlier of November 30, 2006, a termination of Mr. Goldfield for cause by the Company, the death of Mr. Goldfield, written notice of termination by either party as a result of the disability of Mr. Goldfield or voluntary termination by Mr. Goldfield upon not less than 30 days prior written notice. Under the Consulting Agreement, a termination will generally be considered for “cause” if it is due to Mr. Goldfield’s (i) willful gross misconduct, (ii) conviction of a felony, (iii) breach of his covenants of confidentiality and non-competition set forth in the Consulting Agreement or (iv) violation of the Foreign Corrupt Practices Act. In the event of termination due to the death or disability of Mr. Goldfield, the Company must still pay the Earnout through November 30, 2006.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, as a result of the early termination of its previously existing credit facility, the Company had an after tax extraordinary loss of $0.6 million, primarily related to the write off of deferred loan costs related to the facility.

On December 1, 2002, the Company adopted FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” which requires that all gains and losses on extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Accordingly, the Company will reclassify in 2003 the gain (loss) on early extinguishment of debt from an extraordinary gain (loss) to a separate line item before income taxes.

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

$2,566

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded an impairment charge of $3.7 million for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investments in each of these operations and $1.5 million for property and equipment. The property and equipment were reduced to estimated market value of $0.1 million.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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