Form 10-K/A
period 2002-11-30
CELLSTAR CORP
filed 2003-07-09
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

Introductory Note

CellStar Corporation (the “Company” or “CellStar”) hereby amends in its entirety the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2003.

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

Impairment of Investment.    The Company recorded a $2.2 million impairment charge in the third quarter of 2001 to reduce the carrying value of its 3.5% investment in a Taiwan retailer. The Company purchased its 3.5% investment in the Taiwan retailer in January of 2000 for $4.1 million. The Taiwan retailer’s common stock was not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounted for the investment on the cost basis. The Company used the information it received from an Asian market that is similar to an over-the-counter market in the U.S. as a means of monitoring its investment for other than temporary impairment. Initially the trading price increased significantly (90% above the Company’s cost during the first quarter of 2000). During the third quarter of 2000, the price began to decrease but was still above the Company’s cost by almost 33%. This downward trend continued into the third quarter of 2001. In addition, the overall Taiwan stock market declined over 50% from January 2000 to August 2001. Beginning with the retailer’s first quarter of 2001, the Company also began to receive and review the operating results of the Taiwan retailer on a quarterly basis. The Company’s results in Taiwan also declined during this time period which management believed reflected the economic and political environment in Taiwan. Until the third quarter of 2001, management believed these declines were temporary and that conditions would soon improve. During the third quarter of 2001, based on the continuing decline in the trading price, the Taiwan stock exchange, and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. Accordingly, the Company recorded an impairment charge of $2.2 million in the third quarter of 2001 to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2002 and recorded a charge of $0.1 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company’s remaining investment of $1.8 million at November 30, 2002 is included in other assets in the consolidated balance sheet.

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

Impairment of Investment.    In 2001, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of its 3.5% interest in a Taiwan retailer. The Company purchased its 3.5% investment in the Taiwan retailer in January of 2000 for $4.1 million. The Taiwan retailer’s common stock was not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounted for the investment on the cost basis. The Company used the information it received from an Asian market that is similar to an over-the-counter market in the U.S. as a means of monitoring its investment for other than temporary impairment. Initially the trading price increased significantly (90% above the Company’s cost during the first quarter of 2000). During the third quarter of 2000, the price began to decrease but was still above the Company’s cost by almost 33%. This downward trend continued into the third quarter of 2001. Beginning with the retailer’s first quarter of 2001, the Company also began to receive and review the operating results of the Taiwan retailer on a quarterly basis. In addition, the overall Taiwan stock market declined over 50% from January 2000 to August 2001. The Company’s results in Taiwan also declined during this time period which management believed reflected the economic and political environment in Taiwan. Until the third quarter of 2001, management believed these declines were temporary and that conditions would soon improve. During the third quarter of 2001 based on the continuing decline in the trading price, the Taiwan stock exchange, and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. Accordingly, the Company recorded an impairment charge of $2.2 million in the third quarter of 2001 to write-

down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee.

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

The Company began exploring possible methods of realizing the value of its operations in Hong Kong, the PRC, and Taiwan (“the Greater China Operations”) in late Spring 2002. In June 2002, the Company engaged the Hongkong and Shanghai Banking Corporation Limited to act as the lead underwriter if the Company decided to pursue an initial public offering of the Greater China Operations (the “IPO”). In July 2002, the Company engaged UBS Warburg to act as financial advisor to the Company to assist the Company in evaluating and structuring a potential offering as well as to review other possible transactions which could achieve the Company’s goals. In July 2002, the Company entered into a new employment agreement with A.S. Horng, Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited, in anticipation of the expiration of the existing employment agreement in January 2003. As an incentive for Mr. Horng to enter into such agreement, the Company agreed to pay a signing bonus of $1.5 million, and also agreed to pay an additional bonus in the amount of $1.5 million upon the successful completion of any public offering related to the Asia-Pacific Region. In September 2002, the Company engaged Raymond James & Associates, Inc. (“Raymond James”) as an additional financial advisor to advise the Board on the fairness of a proposed transaction. In September 2002, the Company submitted an outline of the proposed structure for the IPO to the Stock Exchange of Hong Kong (“SEHK”) seeking informal approval of the proposed structure. Throughout the period from September 2002 to January 2003, the Company was responding to comments and concerns of the SEHK. In January 2003, the SEHK advised the Company that it had tentatively approved the proposed structure. On March 13, 2003, the Board of Directors received the Raymond James fairness opinion, approved the terms of the transaction and authorized management to proceed with the listing on the SEHK and the filing of a preliminary proxy statement with the SEC. Throughout the period from September 2002 to March 2003, the Company was negotiating the terms of the transaction with the CellStar Asia management team. On March 14, 2003, the Company entered into a non-binding letter of intent with the CellStar Asia management team setting forth the structure of the proposed transaction and the proposed agreements between the CellStar Asia management team and the Company. On March 14, 2003, the Company filed the preliminary proxy statement with the SEC, and on March 17, 2003, the Company filed documents with the SEHK to commence the process of applying for listing.

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

As noted above, the Company began to explore its options in regards to the Asia-Pacific Region in the Spring of 2002. In exploring the options, an IPO was the alternative that would most likely result in the highest value for the stockholders. Before the IPO was a realistic possibility, a number of issues had to be resolved, the failure of which could potentially stop the IPO. These items included the participation of the CellStar Asia management team, the approval of a structure by the SEHK, and a fairness opinion from Raymond James. It was not until late in the fourth quarter of 2002 and into the first quarter of 2003 that it became apparent to the Company that an IPO was a realistic possibility. During the second to fourth quarters of 2002, the Company also had to evaluate its options if the IPO was not a realistic possibility, and determine if the stockholders would be better served by a management buyout, a third party sale, or the Company maintaining the Greater China Operations and continuing to operate them. As the Company had previously reinvested the earnings in its Asia-Pacific operations and met the indefinite reversal criteria of APB 23 and the Company did not change its view that earnings were permanently invested, the Company did not believe it was proper to change the tax treatment of these undistributed earnings until the Company determined that the circumstances had changed and that it was apparent that some or all of the undistributed earnings would be remitted in the foreseeable future. This did not become apparent to the Company until the fourth quarter of 2002.

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

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.8 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not yet been paid as of November 30, 2002. Monthly lease payments are expected to be made over the next five years unless a settlement can be reached with the lessor.

The severance and exit charges consists of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charges is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were part of the divestiture.

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

In Mexico, the requirements of the Mexican tax authority for a refund request specify that all original documents (original invoices, original import documents, etc.) must be available for review by the tax authority in order to substantiate the refund claim. The gross asset balance of $10.7 million consists of amounts accumulated for the period from 1998 through 2001. Numerous personnel changes and computer system changes in the Company’s Mexico operations have led the Company to conclude that all of the original supporting documentation may not be available. While the Company is pursuing the full refund request of $10.7 million with the tax authorities, the supporting documentation may not meet the requirements of the Mexican tax authorities for the full refund request. As a result of the Company’s review of the documentation, the Company recorded a charge for $3.0 million in the fourth quarter of 2001 and an additional charge of $1.5 million in the fourth quarter of 2002. The Company believes it has all of the documentation necessary to support the net balance.

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

The Company recognizes advertising allowances from vendors when such allowances are received in writing from the vendor and earned. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction costs of goods sold or inventory, as applicable.

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

(7)	Consists of a Company matching contribution to its Hong Kong retirement plan.
(8)	Mr. Kaiser was appointed Senior Vice President and Chief Financial Officer on December 12, 2001.
(9)	Consists of a signing bonus of $300,000, $200,000 paid pursuant to Mr. Kaiser’s employment agreement, and a bonus of $175,000 paid pursuant to the Company’s Amended and Restated Annual Incentive Compensation Plan (the “Incentive Plan”).
(10)	Consists of insurance premiums paid by the Company and a Company matching contribution to its Hong Kong retirement plan.
(11)	Consists of insurance premiums paid by the Company.

Option Grants During 2002 Fiscal Year

The following table provides information related to options granted to the Named Executive Officers during the fiscal year ended November 30, 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)(2)
Name	Number of Securities Underlying Options Granted(#)(2)(3)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/ Sh)(2)(4)	Expiration Date	5% ($)	10% ($)
Terry S. Parker(5)	—	—	—	—	—	—
A.S. Horng	260,000	54.133	(6)	(6)	570,980	1,446,943
Robert A. Kaiser	80,000	16.656	4.60	December 11, 2011	231,353	586,248
Lawrence King	7,000	1.457	4.30	January 7, 2012	18,923	47,951
Elaine Flud Rodriguez	10,000	2.082	4.30	January 7, 2012	27,033	68,502

(1)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.
(2)	All figures in this column reflect an adjustment for the Reverse Split.
(3)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights. The options become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant. In the event of a “change of control” (as defined in the Company’s 1993 Amended and Restated Long-Term Incentive Plan (the “1993 Plan”)), any unexercisable portion of the options will become immediately exercisable.
(4)	The exercise price is equal to the fair market value of the Common Stock on the date of grant. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) in Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan from a third party and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or (d) in any other form of valid consideration that is acceptable to the Compensation Committee of the Board of Directors in its sole discretion.

(5)	Mr. Parker did not receive any option grants from the Company in fiscal 2002.
(6)	The number, exercise price and expiration date of Mr. Horng’s options are as follows:

Number	Exercise Price	Expiration Date
60,000	$4.300	January 7, 2012
200,000	$3.250	September 9, 2012

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

Although there are no material weaknesses in the Company’s internal controls on a consolidated basis, the Company’s auditors have identified a material weakness in the Company’s Mexico operations that relates to the reconciliation of certain manual accounting systems in Mexico. The Company’s accounting for activations in Mexico involves numerous manual inputs and requires primarily manual reconciliations with both the wireless service provider and the Company’s agents. This manual process increases the possibility of duplicate activations being recorded or activations being omitted completely. The Company has begun implementation of a new system to automate the process in order to reduce and/or eliminate duplicate activations and omissions and also has begun to reduce the number of agents. In addition, the Company’s manual reconciliation process with one of its major carrier customers involves numerous transactions and disputed items. The Company and the carrier customer manually reconcile these accounts. The Company and the carrier customer are communicating more frequently to reconcile the accounts and resolve disputed items on a more timely basis. Lastly, the taxing authorities in Mexico changed the method for computing the value added tax (“VAT”) during 2002. The Company is in the process of obtaining all required documentation, as well as revising the internal tax computation to comply with the revised VAT law. The Company expects these improvements in internal controls to be completed during 2003. Also, the Company made significant management changes during fiscal 2002 in its Mexico operations.

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

Date: July 7, 2003

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

Date:    July 7, 2003

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

Date:    July 7, 2003

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

The Company recognizes advertising allowances from vendors when such allowances are received in writing from the vendor and earned. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction of costs of goods sold or inventory, as applicable.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2000, the Company acquired for $4.1 million 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, (“Arcoa”) a telecommunications retail store chain in Taiwan. Arcoa’s common stock was not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounted for the investment on the cost basis. The Company periodically received indications that shares were being exchanged at amounts less than the Company’s purchase price. Based on the continuing decline in the Taiwan stock exchange and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. In the third quarter of 2001, the Company recorded an impairment charge of $2.2 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2002 and recorded a charge of $0.1 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company’s remaining investment of $1.8 million at November 30, 2002 is included in other assets in the consolidated balance sheet.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2002, 2001, and 2000 follows (in thousands):

	2002	2001	2000
Income (loss) before interest and income taxes and extraordinary gain (loss) per segment information	$12,324	15,522	(69,361)
Interest expense per the consolidated statements of operations	(7,564)	(15,383)	(19,113)
Interest income included in other, net in the consolidated statements of operations	1,433	3,237	4,759

Income (loss) before income taxes and extraordinary gain (loss) per the consolidated statements of operations	$6,193	3,376	(83,715)

Geographical information for the years ended November 30, 2002, 2001 and 2000, follows (in thousands):

	2002		2001		2000
	Revenues	Long- lived assets	Revenues	Long- lived assets	Revenues	Long- lived assets
United States	$613,402	11,109	633,566	12,341	578,262	15,257
People’s Republic of China	882,033	3,640	876,726	777	580,445	740
Hong Kong	38,873	6,051	172,907	3,748	144,964	5,851
United Kingdom	47,467	—	111,433	457	163,797	637
Mexico	185,627	2,196	250,335	2,838	383,256	3,038
All other countries	429,212	5,321	388,836	6,995	624,958	5,664

	$2,196,614	28,317	2,433,803	27,156	2,475,682	31,187

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

	2002	2001	2000
Net income (loss) as reported	$(29,924)	550	(62,959)
Diluted net income (loss) per share as reported	(2.44)	0.05	(5.24)
Pro forma net income (loss)	(30,499)	(1,380)	(65,981)
Pro forma diluted net loss per share	(2.49)	(0.11)	(5.49)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity during the years ended November 30, 2002, 2001 and 2000, is as follows:

	2002		2001		2000
	Number of shares	Weighted- Average Exercise Prices	Number of shares	Weighted- Average Exercise Prices	Number of shares	Weighted- Average Exercise Prices
Granted	484,300	3.873	603,925	$9.555	302,739	$47.765
Exercised	—	0.000	—	0.000	17,025	23.270
Forfeited	337,568	19.312	159,860	34.775	203,971	47.795
Outstanding, end of year	1,527,658	23.828	1,380,926	29.780	936,861	43.910
Exercisable, end of year	721,717	37.165	597,780	39.185	437,938	40.605
Reserved for future grants under the Plan	470,710
Reserved for future grants under the Directors’ Option Plan	18,000

For options outstanding and exercisable as of November 30, 2002, the exercise prices and remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in years)	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
$3.060–4.300	390,000	9.5	$3.7070	500	4.1500
$4.3500–10.2500	435,524	8.5	8.7419	137,886	9.9214
$10.6000–49.3750	510,109	5.0	39.3260	397,031	37.0022
$51.5650–99.4000	192,025	5.3	57.7431	186,300	57.7640

	1,527,658	7.2	$23.8284	721,717	$37.1649

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