Form 10-Q
period 2003-03-31
CELLSTAR CORP
filed 2003-07-15
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On July 11, 2003, there were 20,354,365 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CellStar Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)

	May 31, 2003	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$27,115	29,270
Restricted cash	18,290	23,778
Accounts receivable (less allowance for doubtful accounts of $61,252 and $57,630, respectively)	210,353	175,102
Inventories	177,945	163,226
Deferred income tax assets	40,738	32,786
Prepaid expenses	25,747	21,942

Total current assets	500,188	446,104
Property and equipment, net	17,313	18,701
Goodwill (less accumulated amortization of $8,953 at November 30, 2002)	—	20,939
Deferred income tax assets	20,231	20,231
Other assets	6,512	9,616

Total assets	$544,244	515,591

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$124,600	53,347
Accounts payable	161,547	166,141
Accrued expenses	29,577	31,934
Income taxes payable	—	7,840
Deferred income tax liabilities	44,818	44,988

Total current liabilities	360,542	304,250
12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	3,892	4,636

Total liabilities	376,808	321,260

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,354,365 shares issued and outstanding	204	204
Additional paid-in capital	123,392	123,392
Accumulated other comprehensive loss—foreign currency translation adjustments	(16,410)	(14,435)
Retained earnings	60,250	85,170

Total stockholders’ equity	167,436	194,331

Total liabilities and stockholders’ equity	$544,244	515,591

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Operations

Three and six months ended May 31, 2003 and 2002

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$436,052	561,744	928,834	1,180,713
Cost of sales	419,310	527,556	884,945	1,112,561

Gross profit	16,742	34,188	43,889	68,152
Selling, general and administrative expenses	27,984	31,308	52,145	61,965
Impairment of assets	—	3,655	—	3,655
Severance and exit charges	—	2,566	—	2,566

Operating loss	(11,242)	(3,341)	(8,256)	(34)

Other income (expense):
Interest expense	(1,735)	(1,782)	(3,045)	(4,804)
Gain on early extinguishment of debt	—	64	—	17,153
Other, net	903	438	1,548	680

Total other income (expense)	(832)	(1,280)	(1,497)	13,029

Income (loss) from continuing operations before income taxes	(12,074)	(4,621)	(9,753)	12,995
Provision (benefit) for income taxes	(4,023)	1,516	(3,452)	7,811

Income (loss) from continuing operations	(8,051)	(6,137)	(6,301)	5,184
Discontinued operations	(63)	224	(1,466)	298

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(8,114)	(5,913)	(7,767)	5,482
Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)	—

Net income (loss)	$(8,114)	(5,913)	(24,920)	5,482

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.40)	(0.51)	(0.31)	0.43
Discontinued operations	—	0.02	(0.07)	0.03

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.40)	(0.49)	(0.38)	0.46
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$(0.40)	(0.49)	(1.22)	0.46

Diluted:
Income (loss) from continuing operations	$(0.40)	(0.51)	(0.31)	0.32
Discontinued operations	—	0.02	(0.07)	0.02

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.40)	(0.49)	(0.38)	0.34
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$(0.40)	(0.49)	(1.22)	0.34

Weighted average number of shares:
Basic	20,354	12,048	20,354	12,038

Diluted	20,354	12,048	20,354	16,339

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Six months ended May 31, 2003

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	loss	earnings	Total
Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(24,920)	(24,920)
Foreign currency translation adjustment	—	—	—	(1,975)	—	(1,975)

Total comprehensive loss						(26,895)

Balance at May 31, 2003	20,354	$204	123,392	(16,410)	60,250	167,436

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended May 31, 2003 and 2002

(Unaudited)

(In thousands)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(24,920)	5,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization, and impairment of assets	3,643	7,695
Deferred income taxes	(8,122)	(1,703)
Gain on early extinguishment of debt	—	(17,153)
Discontinued operations	3,652	(1,275)
Cumulative effect of a change in accounting principle, net of tax	17,153	—
Changes in certain operating assets and liabilities:
Accounts receivable	(45,395)	34,415
Inventories	(17,714)	56,480
Prepaid expenses	(3,819)	(3,005)
Other assets	2,837	167
Accounts payable	551	(57,534)
Accrued expenses	(3,046)	5,727
Income taxes payable	(4,095)	7,049

Net cash provided by (used in) operating activities	(79,275)	36,345

Cash flows from investing activities:
Purchases of property and equipment	(1,397)	(2,337)
Change in restricted cash	5,488	7,921
Proceeds from sale of The Netherlands	1,823	—
Other	(38)	(89)

Net cash provided by investing activities	5,876	5,495

Cash flows from financing activities:
Borrowings on notes payable	376,830	271,271
Payments on notes payable	(305,577)	(241,059)
Payments on 5% convertible subordinated notes	—	(48,329)
Additions to deferred loan costs	(9)	(448)

Net cash provided by (used in) financing activities	71,244	(18,565)

Net increase (decrease) in cash and cash equivalents	(2,155)	23,275
Cash and cash equivalents at beginning of period	29,270	47,474

Cash and cash equivalents at end of period	$27,115	70,749

Cash paid for income taxes	$8,226	4,392

Cash paid for interest	$2,695	5,550

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in Amendment No. 3 to the Company’s Annual Report on Form 10-K/A (the “Form 10-K/A”) for the year ended November 30, 2002.

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

The Company has not materially changed its significant accounting policies from those disclosed in the Form 10-K/A, except as discussed below.

Adoption of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 141 “Business Combinations.” Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The adoption of Statement No. 141 did not have a material impact on the consolidated results of operations or financial position or cash flows.

In June 2001, the FASB also issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico, Sweden and, until the sale of The Netherlands operations on March 21, 2003, The Netherlands. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and the results were applied as of December 1, 2002. See Note 7 to the Consolidated Financial Statements for further discussion.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and also supersedes the accounting and reporting provisions of APB Opinion Number 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), for segments of a business to be disposed of. Among its many provisions, Statement No. 144 retains the fundamental requirements of both previous standards; however, it resolves significant implementation issues related to Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB No. 30 to include a component of an entity (rather than a segment of a business). The Company adopted Statement No. 144 on December 1, 2002. See Note 6 to the Consolidated Financial Statements for further discussion.

In April of 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Statement No.145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to Statement No. 4, Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Statement No. 145 requires all gains and losses on the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The Company adopted Statement No. 145 on December 1, 2002. The Company has reclassified the gain on early extinguishment of debt from an extraordinary item to a separate line item before income (loss) from continuing operations. See Note 5 to the Consolidated Financial Statements for further discussion.

The Company also adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and the consensus reached in FASB’s Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer,” (including a Reseller) for Cash Consideration Received from a Vendor.” The adoption of these Statements and EITF Issue No. 02-16 did not have a material impact on the consolidated results of operations or financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981, which was the effective date of Interpretation No. 34. The adoption of this Interpretation did not have a material effect on the Company’s results of operations, financial position or cash flows. The disclosure provisions were applied in the preparation of the accompanying condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this Interpretation is not expected to have a material impact on the consolidated results of operations, financial position or cash flows.

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

Stock Based Compensation

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for grants to Company directors, officers and employees under the Company’s stock option plans. No stock-based employee compensation cost was reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” in accounting for the plans.

	For the three months ended		For the six months ended
	May 31,		May 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(8,114)	(5,913)	(24,920)	5,482
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(694)	(330)	(840)	(421)

Proforma net income (loss)	$(8,808)	(6,243)	(25,760)	5,061

Net income (loss) per common share:
Basic—as reported	$(0.40)	(0.49)	(1.22)	0.46
Basic—proforma	(0.43)	(0.52)	(1.27)	0.42
Diluted—as reported	(0.40)	(0.49)	(1.22)	0.34
Diluted—proforma	(0.43)	(0.52)	(1.27)	0.31

(2)	Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options and convertible notes.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended May 31, 2003 and 2002 follows (in thousands, except per share data):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Basic:
Income (loss) from continuing operations	$(8,051)	(6,137)	(6,301)	5,184
Discontinued operations	(63)	224	(1,466)	298

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(8,114)	(5,913)	(7,767)	5,482
Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)	—

Net income (loss)	$(8,114)	(5,913)	(24,920)	5,482

Weighted average number of shares outstanding	20,354	12,048	20,354	12,038

Income (loss) from continuing operations	$(0.40)	(0.51)	(0.31)	0.43
Discontinued operations	—	0.02	(0.07)	0.03

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.40)	(0.49)	(0.38)	0.46
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$(0.40)	(0.49)	(1.22)	0.46

Diluted:
Income (loss) from continuing operations	$(8,051)	(6,137)	(6,301)	5,184
Discontinued operations	(63)	224	(1,466)	298

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(8,114)	(5,913)	(7,767)	5,482
Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)	—

Net income (loss)	$(8,114)	(5,913)	(24,920)	5,482

Weighted average number of shares outstanding	20,354	12,048	20,354	12,038
Effect of dilutive securities:
Stock options	—	—	—	—
Convertible notes	—	—	—	4,301

Weighted average number of shares outstanding including effect of dilutive securities	20,354	12,048	20,354	16,339

Income (loss) from continuing operations	$(0.40)	(0.51)	(0.31)	0.32
Discontinued operations	—	0.02	(0.07)	0.02

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.40)	(0.49)	(0.38)	0.34
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$(0.40)	(0.49)	(1.22)	0.34

Options outstanding at May 31, 2003 and 2002, to purchase 1.0 million and 1.5 million shares of common stock for the three months ended May 31, 2003 and 2002, respectively, and 1.0 million and 1.5 million shares of common stock for the six months ended May 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The $39.1 million of 5% senior subordinated convertible notes issued in the exchange offer (see Note 5 to the Consolidated Financial Statements) were converted into 7.8 million shares of the Company’s common stock on or before November 30, 2002, and were considered as dilutive securities beginning February 20, 2002. The 5% convertible subordinated notes were not dilutive for the three months or six months ended May 31, 2002.

(3)	Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific, North America, Latin America, including Mexico and the Company’s Miami, Florida operations (“Miami”), and Europe. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments and interest expense on the Company’s domestic revolving line of credit and long-term debt. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of May 31, 2003, and November 30, 2002, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Total assets
May 31, 2003	$272,071	71,819	121,502	19,762	59,090	544,244
November 30, 2002	229,176	72,863	117,151	46,535	49,866	515,591

Segment operations information for the three and six months ended May 31, 2003 and 2002, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Three months ended May 31, 2003
Revenues from external customers	$193,226	120,602	101,639	20,585	—	436,052
Income (loss) from continuing operations before interest and income taxes	(7,869)	1,769	(39)	(960)	(3,383)	(10,482)
Three months ended May 31, 2002:
Revenues from external customers	292,485	138,221	91,227	39,811	—	561,744
Income (loss) from continuing operations before interest and income taxes	11,612	2,760	(5,244)	(7,559)	(4,852)	(3,283)

	2003	2002
Loss from continuing operations before interest and income taxes per segment information	$(10,482)	(3,283)
Interest expense per the consolidated statements of operations	(1,735)	(1,782)
Interest income included in other, net in the consolidated statements of operations	143	444

Loss from continuing operations before income taxes, per the consolidated statements of operations	$(12,074)	(4,621)

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Six months ended May 31, 2003
Revenues from external customers	$437,262	245,474	197,688	48,410	—	928,834
Income (loss) from continuing operations before interest and income taxes	174	2,543	(4,057)	(609)	(5,264)	(7,213)
Six months ended May 31, 2002:
Revenues from external customers	643,558	283,097	177,441	76,617	—	1,180,713
Income (loss) from continuing operations before interest and income taxes	22,115	3,175	(7,253)	(8,145)	7,083	16,975

	2003	2002
Income (loss) from continuing operations before interest and income taxes per segment information	$(7,213)	16,975
Interest expense per the consolidated statements of operations	(3,045)	(4,804)
Interest income included in other, net in the consolidated statements of operations	505	824

Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$(9,753)	12,995

(4)	Debt

Debt consisted of the following at May 31, 2003 and November 30, 2002 (in thousands):

	May 31,	November 30,
	2003	2002
Revolving credit facility	$31,438	23,089
People’s Republic of China credit facilities	90,367	30,258
Sweden credit facility	2,430	—
Other	365	—

Total notes payable	124,600	53,347
12% Senior subordinated notes	12,374	12,374

Total debt	$136,974	65,721

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

Effective May 31, 2003, the Company completed an amendment to the Facility. The amendment waives compliance by the Company’s Asia-Pacific Region with a financial covenant in the Facility for the quarter ended May 31, 2003, and modifies the covenant for the quarters ending August 31, and November 30, 2003, and February 29, 2004.

At May 31, 2003, the Company’s operations in the People’s Republic of China (“PRC”) had five lines of credit totaling approximately 779 million RMB (approximately USD $94.2 million), of which $90.4 million had been borrowed. Four of the credit lines provide for a combination of bank loans, the issuance of bank notes and discounting of customer receivables for which the Company has received either commercial notes or bank notes. One of the credit lines is utilized solely for discounting customer receivables for which the Company has received either commercial notes or bank notes. The bank loans and issued bank notes bear interest at rates ranging from 0.00% to 5.04%, and have maturity dates through January 2004. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms. The discounted bank or commercial notes have a discount rate of between 3.00% and 4.20%. At the end of the discount period, the Company typically has the opportunity to discount additional customer receivables. There can be no assurance that these lines of credit will be renewed in the future.

The amount outstanding as bank loans and issued bank notes totaled $61.8 million as of May 31, 2003. The amount of discounted bank notes and commercial notes totaled $28.6 million. The bank loans and issued bank notes are collateralized by a combination of U.S. dollar cash deposits in Hong Kong ($15.0 million of collateral), RMB cash deposits in the PRC ($3.3 million of collateral), or PRC accounts receivable ($21.7 million of collateral).

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.60%. The facility matures on December 31, 2003, but will be automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At May 31, 2003, $2.4 million had been borrowed on the facility.

The Company entered into a 6.0 million Euro credit facility on December 20, 2002 in The Netherlands. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management (See Note 6 to the Consolidated Financial Statements for further discussion). In conjunction with the sale, the facility was assumed in full by the buyers.

At May 31, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets; and enter into transactions with affiliates.

(5)	Gain on Early Extinguishment of Debt

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Notes (the “Subordinated Notes”) due October 15, 2002, which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission (the “SEC”) offering to exchange, for each $1,000 principal amount of its existing Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of Senior Notes, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer for its $150.0 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged.

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002, as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with Financial Accounting Standards Board Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of May 31, 2003 and November 30, 2002, the Company had made cash payments of $2.4 million and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes. The Company has future interest payments accrued of $2.5 million and $2.5 million in accrued expenses and $3.9 million and $4.6 million in other long-term liabilities at May 31, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company has sufficient tax loss carry forwards to offset the tax liability on the gain.

At May 31, 2002, the Company had extinguished $1.8 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock.

The following summarizes the gain on early extinguishment of debt for the six months ended May 31, 2002 (in thousands):

	Exchange Offer	Other Transactions	Total
Face amount of Subordinated Notes	$128,616	1,824	130,440
Deferred loan costs related to Subordinated Notes	(507)	(5)	(512)

Book value of Subordinated Notes	128,109	1,819	129,928
Consideration and expenses
Cash	47,205	1,124	48,329
Senior Convertible Notes issued	39,148	—	39,148
Senior Notes issued	12,374	—	12,374
Common stock issued	—	631	631
Future interest payments on notes issued	8,793	—	8,793
Expenses incurred	3,500	—	3,500

Gain on exchange	$17,089	64	17,153

From June 1, 2002 to July 29, 2002, the Company extinguished an additional $2.7 million in a series of transactions using various combinations of cash and the Company’s common stock. On October 15, 2002, the Company redeemed at maturity for cash the remaining $16.9 million of its Subordinated Notes.

On December 1, 2002, the Company adopted FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13 and Technical Corrections,” which requires that all gains and losses on extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Accordingly, the Company has reclassified the gain on early extinguishment of debt in 2002 from an extraordinary gain to a separate line item before income (loss) from continuing operations.

(6)	Repositioning of Operations

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of this decision, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed the divestitures of its Peru and Argentina operations to local management at approximately book value. As part of the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million, respectively, from local management in Peru and Argentina. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. As of August 31, 2002, the Company’s operations in the U.K. were closed, except for certain administrative matters. The third and fourth quarters of 2002 include reversals of allowances of $0.8 million and $2.5 million, respectively, related to the closure of the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable. The first quarter of 2003 includes a reversal of an allowance of $0.2 million related to the closure of the U.K. operations as the amounts collected on accounts receivable exceeded the original estimates. There were no such reversals in the second quarter of 2003.

The following table summarizes the income classification of the charge through the second quarter of 2003 (in thousands):

		Reversal of Allowances
	Three months ended May 31, 2002	Six months ended November 30, 2002	Three months ended February 28, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	1,125
Selling, general and administrative	1,691	(588)	(220)	883
Impairment of assets	3,655	—	—	3,655
Severance and exit charges	2,566	—	—	2,566

Total charge	10,168	(1,719)	(220)	8,229
Tax benefit	(184)	(1,541)	—	(1,725)

Net charge	$9,984	(3,260)	(220)	6,504

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

Included in the pre-tax charge is $2.6 million in severance and exit charges, all of which consisted of expected cash outlays. $1.8 million of the severance and exit charges has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not been paid as of May 31, 2003. Monthly lease payments are expected to be made over the next five years unless a settlement can be reached with the lessor.

The severance and exit charges consist of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charge is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were part of the divestiture.

The total operating income (loss) for the Company’s operations in the U.K., Peru and Argentina is summarized as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$—	32,641	—	59,629
Cost of sales	—	33,476	—	59,242

Gross profit	—	(835)	—	387
Selling, general and and administrative expenses	—	3,981	(220)	5,938
Impairment of assets	—	3,655	—	3,655
Severance and exit charges	—	2,566	—	2,566

Operating income (loss)	$—	(11,037)	220	(11,772)

The Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company has shifted the Company’s business with its major carrier customer in Colombia to the Company’s Miami export operations. The Company is exploring opportunities to sell its operations in Sweden.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company incurred $0.2 million in expenses and recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003.

During the first quarter of 2003, the Company, as required, adopted FASB Statement No. 144. In connection with the sale of its operations in The Netherlands, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands operations.

Following is a summary of the discontinued operations in The Netherlands for the three and six months ended May 31, 2003 and 2002 (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$—	11,518	14,301	21,792
Cost of sales	—	10,700	14,123	20,284

Gross profit	—	818	178	1,508
Selling, general and administrative expenses	63	496	1,051	1,068
Impairment of assets	—	—	763	—

Operating income (loss)	(63)	322	(1,636)	440

Other income (expense):
Interest expense	—	—	(61)	—
Other, net	—	26	1	26

Total other income (expense)	—	26	(60)	26

Income (loss) before income taxes	(63)	348	(1,696)	466
Provision (benefit) for income taxes	—	124	(230)	168

Total discontinued operations	$(63)	224	(1,466)	298

Net assets related to The Netherlands operations are classified in the accompanying consolidated balance sheet at November 30, 2002, as follows (in thousands):

Total current assets	$12,149
Other non-current assets	1,251

Total assets	$13,400

Accounts payable	$5,145
Accrued expenses and other liabilities	(24)

Total liabilities	$5,121

(7)	Cumulative Effect of a Change in Accounting Principle

As of December 1, 2002, the Company adopted Statement No. 142 “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement 142, the Company stopped amortizing goodwill as of December 1, 2002, and performed an impairment test on its goodwill. During the first quarter of 2003, the Company completed the transitional impairment test required under Statement No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of the Company’s reporting units to their carrying values including the applicable goodwill. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico, Sweden and, until the sale of The Netherlands operations on March 21, 2003, The Netherlands. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the transitional impairment test, the Company recorded an impairment charge of approximately $17.2 million during the first quarter of 2003, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three months ended February 28, 2003.

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

The following table shows the Company’s 2002 results presented on a comparable basis to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Income (loss) before cumulative effect of a change in accounting principle, net of tax—as reported	$(8,114)	(5,913)	(7,767)	5,482
Goodwill amortization	—	378	—	755

Income (loss) before cumulative effect of a change in accounting principle, net of tax—as adjusted	$(8,114)	(5,535)	(7,767)	6,237

Net income (loss)—as reported	$(8,114)	(5,913)	(24,920)	5,482
Goodwill amortization	—	378	—	755

Net income (loss)—as adjusted	$(8,114)	(5,535)	(24,920)	6,237

Basic per share:
Income (loss) before cumulative effect of a change in accounting principle, net of tax—as reported	$(0.40)	(0.49)	(0.38)	0.46
Goodwill amortization	—	0.03	—	0.06

Income (loss) before cumulative effect of a change in accounting principle, net of tax—as adjusted	$(0.40)	(0.46)	(0.38)	0.52

Net income (loss)—as reported	$(0.40)	(0.49)	(1.22)	0.46
Goodwill amortization	—	0.03	—	0.06

Net income (loss)—as adjusted	$(0.40)	(0.46)	(1.22)	0.52

Diluted per share:
Income (loss) before cumulative effect of a change in accounting principle, net of tax—as reported	$(0.40)	(0.49)	(0.38)	0.34
Goodwill amortization	—	0.03	—	0.05

Income (loss) before cumulative effect of a change in accounting principle, net of tax—as adjusted	$(0.40)	(0.46)	(0.38)	0.39

Net income (loss)—as reported	$(0.40)	(0.49)	(1.22)	0.34
Goodwill amortization	—	0.03	—	0.05

Net income (loss)—as adjusted	$(0.40)	(0.46)	(1.22)	0.39

Weighted average common shares outstanding:
Basic	20,354	12,048	20,354	12,038

Diluted	20,354	12,048	20,354	16,339

The changes in the carrying amount of goodwill by operating segment for the three months ended February 28, 2003 are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142—impairment	(8,618)	(12,321)	(20,939)

Balance at February 28, 2003	$—	—	—

(8)	Proposed Divestiture of Greater China Operations

On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included a proposal to divest up to 70% of the equity ownership (the “CellStar Asia Transaction”) of its operations in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”). The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, Cellstar International Corporation/Asia (“CellStar International”). If approved by stockholders, the divestiture would be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited. The newly formed entity would then effect an initial public offering of its shares on the Stock Exchange of Hong Kong (the “IPO”).

On May 1, 2003, the Company announced that it will delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of severe acute respiratory syndrome (“SARS”), which has negatively impacted the business environment and financial markets in Hong Kong and China, as well as currently limited the Company’s ability to market the IPO. Due to the delay, during the three months ended May 31, 2003, the Company expensed $3.0 million of previously deferred costs, which included legal, accounting, tax, auditing, consulting and other costs that related to the CellStar Asia Transaction. At May 31, 2003, the Company had $0.4 million in capitalized costs relating to ongoing advisory services. The Company plans to proceed with the CellStar Asia Transaction when overall market conditions and operations have significantly recovered. If the Company proceeds with the CellStar Asia Transaction, it will revise the preliminary proxy statement to reflect any changes to the CellStar Asia Transaction and schedule a stockholder’s meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Following is a summary of the financial information for the Greater China Operations (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$149,165	255,257	355,857	566,567
Cost of sales	148,756	239,804	341,809	535,213

Gross profit	409	15,453	14,048	31,354
Selling, general and administrative expenses	7,994	3,952	12,961	10,171

Operating income (loss)	$(7,585)	11,501	1,087	21,183

	May 31, 2003	November 30, 2002
Current assets	$237,287	184,131
Non-current assets	10,821	23,654

Total assets	248,108	207,785

Current liabilities	106,139	57,010
Non-current liabilities	—	—

Total liabilities	106,139	57,010

Net	$141,969	150,775

(9)	Contingencies

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company obtained an initial temporary stay of the proceedings for a period of 60 days from May 1, 2003, and subsequently obtained another temporary stay until the earlier of September 30, 2003, or plaintiff’s determination that the transaction is likely to proceed, as a result of the Company’s announced delay of the proposed IPO due to the outbreak and spread of SARS.

The Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay is lifted. The ultimate outcome is not currently predictable.

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

Overview

The Company reported a net loss of $8.1 million, or $0.40 per diluted share, for the second quarter of 2003, compared with a net loss of $5.9 million, or $0.49 per diluted share, for the same quarter last year. Revenues for the quarter ended May 31, 2003 were $436.1 million, a decrease of $125.6 million, as compared to $561.7 million in 2002. The decline was primarily due to: a) a decline in the Asia-Pacific Region of $99.3 million, primarily due to a change in consumer spending as a result of the spread of severe acute respiratory syndrome (“SARS”) and market competition between the Company’s suppliers and the local Chinese manufacturers, the combination of these factors resulting in excess inventory throughout the wireless handset distribution channel in China, b) a decrease of $32.6 million from operations which the Company has divested or closed, and c) a decrease in the North America Region of $17.6 million primarily due to higher product sales in 2002 to a major account which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, as well as significant volume reductions with that customer. Gross profit decreased from $34.2 million (6.1% of revenues) in the second quarter of 2002 to $16.7 million (3.8% of revenues) in the second quarter of 2003, primarily due to a reduction in incentives from manufacturers and inventory obsolescence expense in the Asia-Pacific Region. Selling, general and administrative expenses decreased $3.3 million from $31.3 million (5.6% of revenues) for the second quarter of 2002 compared to $28.0 million (6.4% of revenues) in 2003.

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), which included a proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the People’s Republic of China (the “PRC”), Hong Kong, and Taiwan (the “Greater China Operations”), including an initial public offering (“IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong.

On May 1, 2003, the Company announced that it delayed the IPO, and consequently the divesture of the Greater China Operations due to the spread of SARS, which has negatively impacted the business environment and financial markets in Hong Kong and China, as well as currently limited the Company’s ability to market the IPO. Due to the delay, during the three months ended May 31, 2003, the Company expensed $3.0 million of previously deferred costs which included legal, accounting, tax, auditing, consulting and other costs that related to the CellStar Asia Transaction. At May 31, 2003, the Company had $0.4 million in capitalized costs relating to ongoing advisory services. The Company plans to proceed with the CellStar Asia Transaction when over all market conditions and operations have significantly recovered. If the Company proceeds with the CellStar Asia Transaction, it will revise the preliminary proxy statement to reflect any changes to the CellStar Asia Transaction and schedule a stockholder’s meeting to seek approval for such transaction.

The consummation of the CellStar Asia Transaction is conditioned upon the Company’s receiving stockholder approval of the divesture, the consent of its bank group under its revolving credit agreement, and the approval of the terms of the public offering by the Company’s Board of Directors, the approval of the Stock Exchange of Hong Kong, and other conditions. Although the Company intends to pursue the CellStar Asia Transaction, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the three months ended May 31, 2003, the U.S. Federal income tax benefit on the reduction in undistributed earnings of these foreign subsidiaries was $2.2 million.

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the United Kingdom (the “U.K.”), Peru and Argentina. As a result of this decision, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. The following table summarizes the income statement classification of the charge (in thousands):

Cost of sales	$2,256
Selling, general & administrative	1,691
Impairment of assets	3,655
Severance and exit charges	2,566

Operating loss	10,168
Tax benefit	(184)

$9,984

On March 21, 2003, the Company sold its operations in The Netherlands. In the second quarter of 2003, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Statement (“Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reclassified to discontinued operations the results of its Netherlands operations.

Cautionary Statements

The Company’s success will depend upon, among other things, economic conditions, wireless market conditions, the financial health of its largest customers, and its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business and successfully manage the repositioning of its operations.

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

In addition to the factors listed above, the continuing fear of the spread of SARS, threats of terrorist acts, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2003 and 2002:

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	96.2	93.9	95.3	94.2

Gross profit	3.8	6.1	4.7	5.8
Selling, general and administrative expenses	6.4	5.6	5.6	5.3
Impairment of assets	—	0.7	—	0.3
Severance and exit charges	—	0.4	—	0.2

Operating loss	(2.6)	(0.6)	(0.9)	—

Other income (expense):
Interest expense	(0.4)	(0.3)	(0.3)	(0.4)
Gain on early extinguishment of debt	—	—	—	1.5
Other, net	0.2	0.1	0.1	0.1

Total other income (expense)	(0.2)	(0.2)	(0.2)	1.2

Income (loss) from continuing operations before income taxes	(2.8)	(0.8)	(1.1)	1.2
Provision (benefit) for income taxes	(0.9)	0.3	(0.4)	0.7

Income (loss) from continuing operations	(1.9)	(1.1)	(0.7)	0.5
Discontinued operations	—	—	(0.2)	—

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(1.9)	(1.1)	(0.9)	0.5
Cumulative effect of a change in accounting principle, net of tax	—	—	(1.8)	—

Net income (loss)	(1.9)%	(1.1)	(2.7)	0.5

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Revenues. The Company’s revenues decreased $125.6 million, or 22.4%, from $561.7 million to $436.1 million. The Company sold 2.6 million handsets for the three months ended May 31, 2003 compared to 3.5 million in 2002. The average selling price of handsets for 2003 was $151 compared to $149 in 2002.

The Company’s operations in the Asia-Pacific Region provided $193.2 million of revenues compared to $292.5 million in 2002. Revenues in the PRC were $140.1 million in 2003, a decrease of $109.6 million, or 43.9%, from $249.7 million in 2002. The consumer markets in the PRC were severely affected by the spread of SARS during the second quarter of 2003. Consumer purchases of wireless handsets were impacted during the period as the fear of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC operations have historically been from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. According to an independent survey from the GFK Group (“GFK”), it is estimated that as of June 1, 2003, local Chinese manufacturers have 40 percent market share. The Company’s revenues in future periods will be significantly impacted by its ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is working to increase its product offerings and to expand its supplier base. The Company has entered into an agreement with a subsidiary of NEC Corporation that has provided and is expected to continue to provide the Company with an expanded range of products from those offered by its current suppliers.

Revenues from the Company’s operations in Hong Kong increased from $1.9 million in 2002 to $5.2 million in 2003. The increase is due to a slight recovery in demand in the South Asia region. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore increased from $30.9 million to $36.9, due to increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan were $3.7 million in 2002 compared to $3.9 million in 2003. Revenues in the Philippines increased from $6.3 million to $7.0 million.

North American Region revenues were $120.6 million, a decrease of $17.6 million, compared to $138.2 million in 2002. The decrease in North America was primarily due to higher product sales in 2002 to a major U.S. account which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, as well as significant volume reductions with that customer. The decrease in revenues was partially offset by increases in revenues with regional carriers.

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

In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal year 2002 revenues, the Company anticipates that revenues in 2003 will decrease as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. The fulfillment fees under the new agreement do not equal historical gross profit. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement has been extended through February 29, 2004. The Company expects a decline in volume from this customer to continue which could have a material adverse impact on the Company’s financial results for fiscal 2003.

The Company’s operations in the Latin America Region provided $101.6 million of revenues, compared to $91.2 million in 2002, a $10.4 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $41.7 million compared to $40.3 million in 2002. Revenues from the Company’s Colombia operations decreased to $16.3 million in 2003 from $25.5 million in 2002 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, the Company has shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. Revenues from the Company’s Miami export operations were $38.3 million compared to $14.4 million a year ago primarily due to this shift and increased business with customers in Central America and the Caribbean. Revenues from the Company’s primarily service operation in Chile were $5.3 million in 2003 compared to $1.0 million in 2002, primarily due to increased product sales to carriers. This increase was due to spot sales, which are not expected to occur on a continuous basis. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $10.0 million in the second quarter of 2002.

The Company’s European Region operations recorded revenues of $20.6 million, a decrease of $19.2 million, from $39.8 million in 2002. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $22.6 million in the second quarter of 2002. Revenues from the Company’s Sweden operations increased $3.4 million from $17.2 million in 2002 to $20.6 million in 2003. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. As part of the Company’s overall plan to reposition its operations, the Company is exploring opportunities to sell its operation in Sweden.

Gross Profit. Gross profit decreased $17.5 million from $34.2 million to $16.7 million. Gross profit as a percentage of revenues was 3.8% for the quarter ended May 31, 2003, compared to 6.1% for the second quarter of 2002. The lower gross profit as a percentage of revenues was due primarily to a reduction in incentives from certain manufacturers in the Company’s Asia-Pacific Region as well as an increase of $3.3 million in inventory obsolescence and writedowns to lower of cost or market from $5.7 million in 2003 to $2.4 million in 2002. The increase in inventory obsolescence is due to the Company’s increase in inventory as well as the excess inventory throughout the wireless handset distribution channel in China as a result of the SARS outbreak and competition from local Chinese manufacturers. In addition, these factors negatively impacted margins as a percent of revenues in the PRC. The decrease in gross profit was partially offset by foreign exchange gains of $1.6 million in Mexico due to the favorable fluctuation in the Mexican peso in 2003 compared to losses in 2002 of $0.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.3 million from $31.3 million to $28.0 million. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru and Argentina, which were divested and closed in the third quarter of 2002, were $4.0 million in 2002. Decreases primarily in payroll and benefits, insurance premiums, and professional fees of $2.3 million were offset by $3.0 million of expenses related to the CellStar Asia Transaction which was delayed due to SARS. Selling, general and administrative expenses as a percentage of revenues were 6.4% and 5.6% for the second quarter of 2003 and 2002, respectfully.

Impairment of Assets. In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the U.K., Peru and Argentina as soon as practicable. As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002. The impairment charge included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations, and $1.5 million for property and equipment. Property and equipment was reduced to estimated market value.

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all consisted of expected cash-outlays. $1.8 million of the severance and exit charges has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not been paid as of May 31, 2003. Monthly lease payments are expected to be made over the next five years unless a settlement can be reached with the lessor.

The severance and exit charges consist of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charge is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were part of the divesture.

Interest Expense. Interest expense decreased to $1.7 million in 2003 from $1.8 million in 2002.

Other, Net. Other, net, consisted of income of $0.9 million and $0.4 million for 2003 and 2002, respectively due to foreign currency gains in the Company’s European operations.

Income Taxes. Income tax expense decreased from an expense of $1.5 million in 2002 to a benefit of $4.0 million in 2003 primarily due to lower pre-tax income. Pre-tax losses in 2002 included a $10.2 million charge as a result of the Company’s decision to exit the U.K., Peru and Argentina. The Company’s annual effective tax rate, excluding quarter-specific items, was 36% for the second quarter of 2003 compared to 30.7% for the second quarter of 2002, primarily due to the tax benefit on the reduction in undistributed earnings of foreign subsidiaries. Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the second quarter of 2003, the U.S. Federal income tax benefit on the reduction in undistributed earnings of these foreign subsidiaries was $2.2 million.

Discontinued Operations. On March 21, 2003, the Company sold its operations in The Netherlands. In the second quarter of 2003, in accordance with Statement No. 144, the Company has reclassified its Netherlands operations to discontinued operations. The results of the discontinued operations in The Netherlands are as follows:

	Three months ended May 31,
	2003	2002
Revenues	$—	11,518
Cost of sales	—	10,700

Gross profit	—	818
Selling, general and administrative expenses	63	496

Operating income (loss)	(63)	322

Other income (expense):
Other, net	—	26

Total other income (expense)	—	26

Income (loss) before income taxes	(63)	348
Provision for income taxes	—	124

Total discontinued operations	$(63)	224

Six Months Ended May 31, 2003 Compared to Six Months Ended May 31, 2002

Revenues. The Company’s revenues decreased $251.9 million, or 21.3%, from $1,180.7 million to $928.8 million. The Company sold 5.6 million handsets for the six months ended May 31, 2003 compared to 7.4 million in 2002. The average selling price of handsets for 2003 was $154 compared to $149 in 2002.

The Company’s operations in the Asia-Pacific Region contributed $437.3 million in 2003, a decrease of $206.3 million, as compared to $643.6 million in 2002. Revenues in the PRC were $327.8 million, a decrease of $204.1 million, or 38.4%, from $531.9 million. The consumer markets in the PRC were severely affected by the spread of SARS during the second quarter. Consumer purchases of wireless handsets were impacted during the period as the fear of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. According to an independent survey from GFK it is estimated that as of June 1, 2003, local Chinese manufacturers have 40 percent market share. The Company’s revenues in future periods will be significantly impacted by its ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is working to increase its product offerings and to expand its supplier base. The Company has entered into an agreement with a subsidiary of NEC Corporation that has provided and is expected to continue to provide the Company with an expanded range of products from those offered by its current suppliers.

Revenues from the Company’s operations in Hong Kong decreased from $28.6 million in 2002 to $17.8 million in 2003. As the availability in the PRC of in-country manufactured product has increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of the PRC have decreased. Additionally, the Company’s primary supplier in Hong Kong has significantly reduced the supply of product available in Hong Kong to encourage the purchase in the PRC of the supplier’s in-country manufactured product. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore increased from $61.9 million to $70.1 million, due to increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from Taiwan were $6.1 million in 2002 compared to $10.2 million in 2003. Revenues in the Philippines decreased from $14.9 million to $11.0 million, primarily due to its largest customer purchasing directly from the manufacturer.

North American Region revenues were $245.5 million, a decrease of $37.6 million compared to $283.1 million in 2002. The decrease in North America was primarily due to higher product sales in 2002 from a major U.S. account which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, as well as significant volume reductions with that customer. The decrease in revenues was partially offset by increases in revenues with regional carrier customers.

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

In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal year 2002 revenues, the Company anticipates that revenues in 2003 will decrease as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. The fulfillment fees under the new agreement do not equal historical gross profit. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement has been extended through February 29, 2004. The Company expects the decline in volume from this customer to continue which could have a material adverse impact on the Company’s financial results for fiscal 2003.

The Company’s operations in the Latin America Region provided $197.7 million of revenues, compared to $177.4 million in 2002, a $20.3 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $95.3 million compared to $85.8 million in 2002 due to increased business with carrier customers. Revenues from the Company’s Colombia operations decreased to $30.5 million in 2003 from $45.9 million in 2003 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, the Company has shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. Revenues from the Company’s Miami export operations were $65.4 million compared to $27.9 million a year ago primarily due to this shift as well as to increased business with customers in Central America and the Caribbean. Revenues from the Company’s primarily service operation in Chile were $6.5 million in 2003 compared to $1.9 million in 2002, primarily due to increased product sales to carriers. This increase was due to spot sales which are not expected to occur on a continuous basis. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $16.1 million for the six months ended May 31, 2002.

The Company’s European Region operations recorded revenues of $48.4 million, a decrease of $28.2 million, from $76.6 million in 2002. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $43.5 million in 2002. The Company’s Sweden operations revenues increased $15.3 million from $33.1 million in 2002 to $48.4 million in 2003. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. As part of the Company’s overall plan to reposition its operations, the Company is exploring opportunities to sell its operations in Sweden.

Gross Profit. Gross profit decreased $24.3 million from $68.2 million to $43.9 million. Gross profit as a percentage of revenues was 4.7% for the six months ended May 31, 2003, compared to 5.8% for the six months ended May 31, 2002. The lower gross profit as a percentage of revenues was due primarily to a reduction in incentives from certain manufacturers in the Company’s Asia-Pacific Region as well as an increase of $3.7 million in inventory obsolescence and write-downs to lower of cost or market from $7.3 million in 2003 compared to $3.6 million in 2002. The increase in inventory obsolescence is due to the Company’s increase in inventory as well as the excess inventory throughout the wireless handset distribution channel in China as a result of the SARS outbreak and competition from local Chinese manufacturers. In addition, these factors negatively impacted margins as a percent of revenues in the PRC.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.9 million from $62.0 million to $52.1 million. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru and Argentina, which were divested and closed in the third quarter of 2002, were $5.9 million in 2002. The remaining decrease is primarily attributed to payroll and benefits, advertising and marketing and insurance premiums, offset by $3.0 million of expenses related to the CellStar Asia Transaction which was delayed due to SARS. Selling, general and administrative expenses as a percentage of revenues were 5.6% and 5.3% for 2003 and 2002, respectively.

Impairment of Assets. In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the U.K., Peru and Argentina as soon as practicable. As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002. The impairment charge included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations, and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all consisted of expected cash-outlays. $1.8 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not been paid as of May 31, 2003. Monthly lease payments are expected to be made over the next five years unless a settlement can be reached with the lessor.

The severance and exit charges consist of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charge is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were part of the divesture.

Interest Expense. Interest expense decreased to $3.0 million in 2003 from $4.8 million in 2002. This decrease was primarily a result of the completion of the Company’s exchange offer on February 20, 2002.

Gain on Early Extinguishment of Debt. In 2002, the Company had a gain of $17.2 million primarily related to the Company’s exchange offer (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources).

Other, Net. Other, net, was $1.5 million in 2003 compared to $0.7 million in 2002. The increase of $0.8 million was primarily due to gains on foreign currencies related to European inter-company advances.

Income Taxes. Income tax expense decreased from an expense of $7.8 million in 2002 to a benefit of $3.5 million in 2003 primarily due to lower pre-tax income. Pre-tax losses in 2002 included a $10.2 million charge as a result of the Company’s decision to exit the U.K., Peru and Argentina. The Company’s annual effective tax rate, excluding specific items, was 36% for 2003 compared to 30.7% for 2002, primarily due to the tax expense on the undistributed earnings of foreign subsidiaries. Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the first six months of 2003, the U.S. Federal income tax benefit on the reduction in undistributed earnings of these foreign subsidiaries was $1.2 million.

Discontinued Operations. On March 21, 2003, the Company sold its operations in The Netherlands. In the second quarter of 2003, in accordance with Statement No. 144, the Company has reclassified to discontinued operations the results of The Netherlands operations. The results of discontinued operations in The Netherlands are as follows:

	Six months ended May 31,
	2003	2002
Revenues	14,301	21,792
Cost of sales	14,123	20,284

Gross profit	178	1,508
Selling, general and administrative expenses	1,051	1,068
Impairment of assets	763	—

Operating income (loss)	(1,636)	440

Other income (expense):
Interest expense	(61)	—
Other, net	1	26

Total other income (expense)	(60)	26

Income (loss) before income taxes	(1,696)	466
Provision (benefit) for income taxes	(230)	168

Total discontinued operations	$(1,466)	298

Cumulative Effect of a Change in Accounting Principle, Net of Tax. As of December 1, 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002 and performed an impairment test on its goodwill. As a result of the initial transitional impairment test, the Company recorded an impairment charge, net of tax of $3.8 million, of $17.2 million during the first quarter of 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at May 31, 2003 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Notes payable	$124,600	124,600	—	—	—
Senior Notes	12,374	—	—	12,374	—
Operating leases	7,291	3,005	3,804	376	106

Total	$144,265	127,605	3,804	12,750	106

During the six months ended May 31, 2003, the Company relied primarily on cash available at November 30, 2002, funds generated from operations and borrowings under its revolving credit facilities to fund working capital, capital expenditures and expansions.

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

Effective May 31, 2003, the Company completed an amendment to the Facility. The amendment waives compliance by the Company’s Asia-Pacific Region with a financial covenant in the Facility for the quarter ended May 31, 2003, and modifies the covenant for the quarters ending August 31 and November 30, 2003, and February 29, 2004.

At June 30, 2003, borrowings under the Facility were $18.5 million.

At May 31, 2003, the Company’s operations in the PRC had five lines of credit totaling approximately 779 million RMB (approximately USD $94.2 million), of which $90.4 million had been borrowed. Four of the credit lines provide for a combination of bank loans, the issuance of bank notes and discounting of customer receivables for which the Company has received either commercial notes or bank notes. One of the credit lines is utilized solely for discounting customer receivables for which the Company has received either commercial notes or bank notes. The bank loans and issued bank notes bear interest at rates ranging from 0.00% to 5.04%, and have maturity dates through January 2004. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms. The discounted bank or commercial notes have a discount rate of between 3.00% and 4.20%. At the end of the discount period, the Company typically has the opportunity to discount additional customer receivables. There can be no assurance that these lines of credit will be renewed in the future.

The amount outstanding as bank loans and issued bank notes totaled $61.8 million as of May 31, 2003. The amount of discounted bank notes and commercial notes totaled $28.6 million. The bank loans and issued bank notes are collateralized by a combination of U.S. dollar cash deposits in Hong Kong ($15.0 million of collateral), RMB cash deposits in the PRC ($3.3 million of collateral), or PRC accounts receivable ($21.7 million of collateral).

At June 30, 2003, borrowings under the lines of credit were $108.7 million.

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.60%. The facility matures on December 31, 2003, but will be automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At May 31, 2003, $2.4 million had been borrowed on the facility. At June 30, 2003, $6.1 million had been borrowed on the facility.

The Company entered into a 6.0 million Euro credit facility on December 20, 2002 in The Netherlands. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management (See Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations). In conjunction with the sale, the facility was assumed in full by the buyers.

The credit facilities in Sweden and The Netherlands were established to pay off inter-company loans, remit cash to the U.S., and to lower the Company’s net working capital investment in these operations. As of June 30, 2003, the Company has returned $12.2 million to the U.S. as a result of entering into these credit facilities, including $1.8 million from the sale of the operations in The Netherlands. In addition, the buyer has placed in escrow $0.2 million. By leveraging the assets of these operations and returning cash to the U.S., the Company believes that it enhanced the potential marketability of these businesses.

At May 31, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (“the Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Exchange Offer

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Notes due October 15, 2002, (the “Subordinated Notes”), which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission offering to exchange, for each $1,000 principal amount of its Subordinated Notes, $366.67 in cash and, at the election of the holder, one of the following options: a) $400.94 principal amount of Senior Notes, b) $320.75 principal amount of Senior Notes and $80.19 principal amount of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”), or c) $400.94 principal amount of Senior Convertible Notes.

On February 20, 2002, the Company completed its Exchange Offer. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged.

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with FASB Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of May 31, 2003 and November 30, 2002, the Company had made cash payments of $2.4 and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes.

The Company has future interest payments accrued of $2.5 million and $2.5 million in accrued expenses and $3.9 million and $4.6 million in other long-term liabilities at May 31, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

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

Other

Cash, cash equivalents, and restricted cash at May 31, 2003 were $45.4 million, compared to $53.0 million at November 30, 2002.

Compared to November 30, 2002, accounts receivable increased from $175.1 million to $210.4 million at May 31, 2003, due to increases in the Company’s PRC and Miami operations, partially offset by decreases in its Mexico and Colombia operations and the divestiture of its Netherlands operations. The collection of accounts receivable in the PRC was impacted by SARS. The increase in Miami was due to the shift in the business of a major carrier customer from Colombia to Miami as well increased business with customers in Central America and the Caribbean. Inventories increased to $177.9 million at May 31, 2003, from $163.2 million at November 30, 2002 caused by increases in the PRC and Miami operations, partially offset by reductions in inventory levels in the U.S. and Mexico operations. In the Asia-Pacific Region, consumer purchases of wireless handsets were impacted during the period as the fear of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of the factors resulted in excess inventory throughout the wireless handset distribution channel. The increase in Miami is primarily due to increased revenues. Accounts payable decreased to $161.5 million at May 31, 2003 compared to $166.1 million at November 30, 2002.

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

In addition to the factors listed above, the fear of the spread of SARS, threats of terrorist acts, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

Asia-Pacific Region

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of its common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of the Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC which included a proposal to divest up to 70% of its Greater China Operations. The Company’s Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, CellStar International Corporation/Asia (“CellStar International”). If approved, the divestiture will be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited. The newly formed entity would then effect the IPO of its shares on the Stock Exchange of Hong Kong.

On May 1, 2003, the Company announced that it will delay the IPO, and, consequently, the CellStar Asia Transaction, due to the spread of SARS, which has negatively impacted the business environment and financial markets in Hong Kong and China, as well as currently limited the Company’s ability to market the IPO. Due to the delay, during the three months ended May 31, 2003, the Company expensed $3.0 million of previously deferred costs, which included legal, accounting, tax, auditing, consulting and other costs that related to the CellStar Asia Transaction. At May 31, 2003, the Company had $0.4 million in capitalized costs relating to ongoing advisory services. The Company plans to proceed with the CellStar Asia Transaction when overall market conditions and operations have significantly recovered. If the Company proceeds with the CellStar Asia Transaction, it will revise the preliminary proxy statement to reflect any changes to the CellStar Asia Transaction and schedule a stockholder’s meeting to seek approval for such transaction.

The consummation of the divesture is conditioned upon the Company’s receiving stockholder approval of the divesture, the consent of its bank group under its revolving credit agreement, the approval of the terms of the public offering by the Company’s Board of Directors, the approval of the Stock Exchange of Hong Kong, and other conditions. Although it is the Company’s intent to pursue the CellStar Asia Transaction, there are a number of steps to be completed before the CellStar Asia Transaction can occur. Accordingly, there can be no assurance of the timing of the CellStar Asia Transaction or that the CellStar Asia Transaction will occur.

The following is a summary of the Greater China Operations for the three and six months ended May 31, 2003 and 2002.

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$149,165	255,257	355,857	566,567
Cost of sales	148,756	239,804	341,809	535,213

Gross profit	409	15,453	14,048	31,354
Selling, general and administrative expenses	7,994	3,952	12,961	10,171

Operating income (loss)	$(7,585)	11,501	1,087	21,183

	May 31, 2003	November 30, 2002
Current assets	$237,287	184,131
Non-current assets	10,821	23,654

Total assets	248,108	207,785

Current liabilities	106,139	57,010
Non-current liabilities	—	—

Total liabilities	106,139	57,010

Net	$141,969	150,775

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

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru and Argentina as soon as practicable. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operations in those countries, provided little upside and significant risk. In addition, the Company decided to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the remainder of the year, assessing each operation in view of its over-all long-term strategy. In conjunction with this decision, the Company’s revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision the Company may make with respect to the balance of its European and Latin American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a charge of $10.0 million for the three months ended May 31, 2002.

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations, except for certain administrative matters. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on a tax receivable. The first quarter of 2003 includes a reversal of an allowance of $0.2 million related to the closure of the U.K. operation as the amounts collected on accounts receivable exceeded the original estimates. The second quarter of 2003 did not include any reversals.

The following table summarizes the income statement classification of the charge through the second quarter of 2003 (in thousands):

		Reversal of Allowances
	Three months ended May 31, 2002	Six months ended November 30, 2002	Three months ended February 28, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	1,125
Selling, general and administrative	1,691	(588)	(220)	883
Impairment of assets	3,655	—	—	3,655
Severence and exit charges	2,566	—	—	2,566

Total charge	10,168	(1,719)	(220)	8,229
Tax benefit	(184)	(1,541)	—	(1,725)

Net charge	$9,984	(3,260)	(220)	6,504

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.8 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.8 million relates to lease payments associated with the U.K. operations and has not been paid as of May 31, 2003. Monthly lease payments are expected to be made over the next five years unless a settlement can be reached with the lessor.

The severance and exit charges consist of the following (in thousands):

Severance—80 employees	$1,626
Lease accruals	780
Other	160

$2,566

In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charge is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were part of the divestiture.

The Company recorded an impairment charge of $3.7 million for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investments in each of these operations and $1.5 million for property and equipment. Property and equipment was reduced to estimated market value of $0.1 million.

The total operating income (loss) for the Company’s operations in the U.K., Peru, and Argentina is summarized, as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$—	32,641	—	59,629
Cost of sales	—	33,476	—	59,242

Gross profit	—	(835)	—	387
Selling, general and and administrative expenses	—	3,981	(220)	5,938
Impairment of assets	—	3,655	—	3,655
Severance and exit charges	—	2,566	—	2,566

Operating income (loss)	$—	(11,037)	220	(11,772)

As of June 30, 2003, the Company has repatriated $7.6 million in cash to the U.S. from the exited operations.

The Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company has shifted the Company’s business with its major carrier customer to the Company’s Miami export operations.

The Company excluded Miami from the evaluation due to the recent performance of these operations and the export opportunities into Latin America that the Company believes exist in this market. The Company excluded Mexico because it believes growth and profit potential exist in the Mexico market due to the size of this market. The Company is exploring opportunities to sell its operations in Sweden and completed the sale of its Netherlands operations in the second quarter of 2003. In Sweden and The Netherlands, the market is highly competitive and highly penetrated. The operations in Sweden and The Netherlands do not present significant growth opportunities without investment of capital. The Company entered into credit facilities in Sweden and The Netherlands in October 2002 and December 2002, respectively. These facilities were established to return cash to the U.S., to leverage the assets of these operations and, the Company believes, to enhance the potential marketability of these businesses. At June 30, 2003, the Company had returned $7.9 million and $4.3 million to the U.S. from Sweden and The Netherlands, respectively, as a result of entering these facilities, including $1.8 million from the sale of the operations in The Netherlands.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of The Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. Following is a summary of The Netherlands operations for the three and six months ended May 31, 2003 and 2002 (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Revenues	$—	11,518	14,301	21,792
Cost of sales	—	10,700	14,123	20,284

Gross profit	—	818	178	1,508
Selling, general and administrative expenses	63	496	1,051	1,068
Impairment of assets	—	—	763	—

Operating income (loss)	(63)	322	(1,636)	440

Other income (expense):
Interest expense	—	—	(61)	—
Other, net	—	26	1	26

Total other income (expense)	—	26	(60)	26

Income (loss) before income taxes	(63)	348	(1,696)	466
Provision (benefit) for income taxes	—	124	(230)	168

Total discontinued operations	$(63)	224	(1,466)	298

Mexico

The Company’s Mexico operations derive their revenues from wholesale purchasers and activation of handsets. The Company’s operations in Mexico accounted for approximately 54%, 61%, and 60% of the Latin America Region’s revenues in 2002, 2001, and 2000, respectively. Over the last three years, the operations in Mexico have recognized operating income (loss) of ($11.5) million, ($9.8) million, and $15.4 million in 2002, 2001, and 2000, respectively. For the six months ended May 31, 2003, revenues from the Mexico operations were 48% of the Latin America Region’s revenues and the operating loss was ($4.4) million. Despite the disappointing performance, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. However, significant improvement in the Company’s Mexico operations will need to be made in 2003. If significant improvement is not made, the Company will evaluate its overall position in its Mexico operations.

At May 31, 2003, the Company had a gross value-added tax prepaid asset in its Mexico operations of $10.7 million primarily related to the Company’s 1998 through 2001 value-added tax returns. The Company is seeking resolution of this issue with the tax authorities in Mexico. In the fourth quarter of 2001, the Company recorded a charge of $3.0 million related to such value-added tax, the recoverability of which is uncertain. In the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million related to an additional portion of the value-added tax, the recoverability of which is uncertain. In Mexico, the requirements of the Mexican tax authority for a refund specify that all original documents (original invoices, original import documents, etc.) must be available for review by the tax authority in order to substantiate the refund claim. Numerous personnel changes and computer system changes in the Company’s Mexico operations have led the Company to conclude that all of the original supporting documentation may not be available. While the Company is pursuing the full refund request with the tax authorities, the supporting documentation may not meet the requirements of the Mexican tax authorities for the full refund request. As a result of the Company’s review of the documentation, the Company recorded a charge for $3.0 million in the fourth quarter of 2001 and an additional charge of $1.5 million in the fourth quarter of 2002. The Company believes it has all of the documentation necessary to support the net balance.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in Amendment No. 3 to the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2002, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

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

In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At May 31, 2003, the Company has deferred income tax assets of $61.0 million, a significant portion of which relate to net operating loss carry-forwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, the results of the Company’s plan of repositioning and the proposed CellStar Asia Transaction (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations) could impact the valuation allowances related to these deferred tax assets.

As a result of the Exchange Offer (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company may have limitations beginning with the year ended November 30, 2002 on the utilization of its U.S. tax loss carry-forwards in accordance with Section 382 of the Internal Revenue Code. In order to utilize the full U.S. tax loss carry-forwards in excess of the Section 382 limitations, the Company needs to complete prior to February 2007 a transaction related to currently existing operations that results in a taxable gain. If at any time prior to February 2007, the Company deems such a transaction unlikely to occur by February 2007 or that the transaction will not allow the Company to fully utilize the tax loss-carry forwards, the Company will then record a valuation allowance for the tax loss-carryforwards the Company does not anticipate utilizing.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings were reinvested and, in the opinion of management, would continue to be reinvested indefinitely (See Note 7 of the Notes to Consolidated Financial Statements for CellStar Corporation contained in the Form 10-K for fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission on February 28, 2001). Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region (see Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations), it was determined that the Company was required by generally accepted accounting principles (“GAAP”) to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as the CellStar Asia Transaction, sale proceeds. As of May 31, 2003, the Company has net operating loss carry-forwards in the U.S. of approximately $73.0 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company will have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual beginning in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

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

At May 31, 2003, the Company had not provided for U.S. Federal income taxes on earnings of international subsidiaries of approximately $15.7 million as these earnings were considered permanently reinvested.

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

In June 2001, the FASB issued Statement No. 142, which addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operation, North America, Latin America-Mexico, Latin America-excluding Mexico, Sweden and, until the sale of The Netherlands operations on March 21, 2003, The Netherlands. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and recorded an impairment charge of approximately $17.2 million, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three months ended February 28, 2003.

(b) Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized upon the delivery. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ activation of the subscriber’s service and residual commissions when earned and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed, or if applicable, upon shipment of the related product, whichever is later.

(c) Vendor Credits

The Company recognizes price protection credits and other incentives, such as volume discounts from vendors, when such credits are received in writing, or if the credits are based on sell-through to customers, when the credits have been received in writing from the vendor and the related product is sold. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold at the time the credits are received in writing. Sell-through credits are recorded as a reduction in cost of goods sold in the period received.

The Company recognizes advertising allowances from vendors when such allowances are received in writing from the vendor and earned. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction cost of goods sold or inventory, as applicable.

Accounting Pronouncements Not Yet Adopted

At May 31, 2003, there were no accounting pronouncements not yet adopted that would impact the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the quarter ended May 31, 2003 and 2002, the Company recorded net foreign currency gains (losses) of $1.9 million and ($0.6) million, respectively, in cost of goods sold. The gain in 2003 is primarily due to the favorable fluctuation in the Mexican peso. For the quarters ended May 31, 2003 and 2002, the Company recorded in other income (expense), net foreign currency gains (losses) of $0.5 million and ($38,000), respectively. The gain in 2003 was primarily due to the revaluations of foreign currencies related to the European operations.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by indexing certain of its accounts receivable to exchange rates in effect at the time of their payment and by entering into foreign currency hedging instruments in certain instances. The Company consolidates the bulk of its foreign exchange exposure related to inter-company transactions in its international finance subsidiary. These transactional exposures are managed using various derivative alternatives, as considered necessary, depending on the length and size of the exposure. The Company continues to evaluate foreign currency exposures and related protection measures.

At May 31, 2003, the Company had no forward contracts and does not hold any other derivative instruments.

The Company has foreign exchange exposure on the restricted cash deposited by the Hong Kong entity on behalf of the PRC entity as the funds have been effectively converted into RMB. The Company also has foreign exchange exposure on the RMB lines of credit in the PRC as they are collateralized by U.S. dollars. For the quarter ended May 31, 2003, $140.1 million, or 32.1%, of the Company’s revenues were from the Company’s operations in the PRC. With the exception of inter-company activity, all revenues and expenses of the China operations are in RMB. The Company does not hold derivative instruments related to the RMB.

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

At May 31, 2003, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the revolving credit facility each business day to minimize interest expense. The interest rate of the Company’s Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended May 31, 2003, the interest rate of borrowings under the U.S. revolving credit facility was 5.25%. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest between 0.00% and 5.04%, (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The credit facility in Sweden bears interest at 5.60%. Other notes payable bear interest between 2.40% and 6.00%. The Senior Notes issued in February 2002 bear interest at 12.0%.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

During the quarter, the Company discovered that the Asia-Pacific Region had factored certain receivables without the knowledge of CellStar corporate management and had not properly classified the factored receivables on the balance sheet. The receivables however were properly classified for PRC GAAP. The misclassification had no impact on the net assets or the net income of the Company. The Company is taking additional measures to eliminate any further misunderstandings regarding the proper approval process and classification of transactions out of the ordinary course of business. The Company is implementing a new schedule of authorizations which clearly indicates the transactions which must be approved in advance by CellStar corporate management.

The Company is currently investigating a potential fraud by a salesman in its Taiwan operations in which allegedly fraudulent customer purchase orders were submitted by the salesman and the related product was released from inventory. The Company currently estimates the loss to be less than $0.5 million. The Company expects to complete its investigation in the third quarter of 2003. Based upon the Company’s findings, the Company will modify its internal controls as deemed necessary.

In addition, due to the SARS fears and the associated restricted travel to and from Asia, U.S. based CellStar corporate management and Asia-Pacific Region management were not able to meet as frequently as had occurred prior to the SARS outbreak. With the lifting of travel restrictions related to SARS, the Company intends to resume regular face-to-face meetings with the Asia-Pacific Region management team.

There were no significant changes in the Company’s internal controls or in other factors except as disclosed above that could significantly affect these controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

The Company has entered into a letter of intent with the Asia-Pacific Region management team regarding their participation in the possible initial public offering of the Greater China Operations. There was no indication that such letter of intent, nor the negotiations leading up to such letter of intent, had any effect on the Company’s internal controls.

Although there are no material weaknesses in the Company’s internal controls on a consolidated basis, the Company’s auditors have identified a material weakness in the Company’s Mexico operations that relates to the reconciliation of certain manual accounting systems in Mexico. The Company’s accounting for activations in Mexico involves numerous manual inputs and requires primarily manual reconciliations with both the wireless service provider and the Company’s agents. This manual process increases the possibility of duplicate activations being recorded or activations being omitted completely. The Company has begun implementation of a new system to automate the process in order to reduce and/or eliminate duplicate activations and omissions and also has begun to reduce the number of agents. In addition, the Company’s manual reconciliation process with one of it major carrier customers involves numerous transactions and disputed items. The Company and the carrier customer manually reconcile these accounts. The Company and the carrier customer are communicating more frequently to reconcile the accounts and resolve disputed items on a more timely basis. Lastly, the taxing authorities in Mexico changed the method for computing the value added tax (“VAT”) during 2002. The Company is in the process of obtaining all required documentation, as well as revising the internal tax computation to comply with the revised VAT law. The Company expects these improvements in internal controls to be completed during 2003. Also, the Company made significant management changes during fiscal 2002 in its Mexico operations.

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

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company obtained an initial temporary stay of the proceedings for a period of 60 days from May 1, 2003, and subsequently obtained another temporary stay until the earlier of September 30, 2003, or plaintiff’s determination that the transaction is likely to proceed, as a result of the Company’s announced delay of the proposed IPO due to the outbreak and spread of SARS.

The Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires. The ultimate outcome is not currently predictable.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 5.	Other Information

On May 1, 2003, the Company announced that it delayed the IPO, and consequently the divestiture of the Greater China Operations, due to the spread of SARS (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – International Operations). As a result, the 2002 Annual Meeting of Stockholders will be delayed by more than 30 days from the date of the 2001 Annual Meeting of Stockholders, which was held on May 9, 2002. The Company will notify stockholders when a meeting date for the 2002 Annual Meeting of Stockholders has been determined.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the lenders. (1)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

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

Date: July 15, 2003

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

Date: July 15, 2003

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

/s/ ROBERT A. KAISER
Robert A. Kaiser, Chief Financial Officer

Date: July 15, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.1	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the lenders. (1)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.