Form 10-Q
period 2003-08-31
CELLSTAR CORP
filed 2003-10-15
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

On October 10, 2003, there were 20,354,365 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CellStar Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	August 31, 2003	November 30, 2002
Assets
Current Assets:
Cash and cash equivalents	$66,231	29,270
Restricted cash	11,335	23,778
Accounts receivable (less allowance for doubtful accounts of $60,846 and $57,630, respectively)	186,813	175,102
Inventories	172,779	163,226
Deferred income tax assets	39,676	32,786
Prepaid expenses	25,661	21,942

Total current assets	502,495	446,104

Property and equipment, net	13,282	18,701
Goodwill (less accumulated amortization of $8,953 at November 30, 2002)	—	20,939
Deferred income tax assets	23,377	20,231
Other assets	6,231	9,616

Total assets	$545,385	515,591

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$107,753	53,347
Accounts payable	182,740	166,141
Accrued expenses	24,377	31,934
Income taxes payable	1,687	7,840
Deferred income taxes	44,871	44,988

Total current liabilities	361,428	304,250

12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	3,522	4,636

Total liabilities	377,324	321,260

Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued
Common stock, $0.01 par value, 200,000,000 shares authorized; 20,354,365 shares issued and outstanding	204	204
Additional paid in capital	123,392	123,392
Accumulated other comprehensive loss - foreign currency translation adjustments	(17,226)	(14,435)
Retained earnings	61,691	85,170

Total stockholders’ equity	168,061	194,331

Total liabilities and stockholders’ equity	$545,385	515,591

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$442,411	509,220	1,371,245	1,689,933
Cost of sales	418,161	475,319	1,303,106	1,587,880

Gross profit	24,250	33,901	68,139	102,053
Selling, general and administrative expenses	20,752	27,335	72,897	89,300
Impairment of assets	—	—	—	3,655
Severance and exit charges	(710)	—	(710)	2,566

Operating income (loss)	4,208	6,566	(4,048)	6,532

Other income (expense):
Interest expense	(1,674)	(1,609)	(4,719)	(6,413)
Gain on early extinguishment of debt	—	54	—	17,208
Loss on sale of asset	(180)	—	(180)	—
Other, net	(499)	839	1,049	1,518

Total other income (expense)	(2,353)	(716)	(3,850)	12,313

Income (loss) from continuing operations before income taxes	1,855	5,850	(7,898)	18,845
Provision (benefit) for income taxes	414	(82)	(3,038)	7,729

Income (loss) from continuing operations	1,441	5,932	(4,860)	11,116

Discontinued operations	—	217	(1,466)	515

Income (loss) before cumulative effect of a change in accounting principle, net of tax	1,441	6,149	(6,326)	11,631

Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)	—

Net income (loss)	$1,441	6,149	(23,479)	11,631

Net income (loss) per share:
Basic:

Income (loss) from continuing operations	$0.07	0.48	(0.24)	0.91
Discontinued operations	—	0.02	(0.07)	0.05

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.07	0.50	(0.31)	0.96
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$0.07	0.50	(1.15)	0.96

Diluted:

Income (loss) from continuing operations	$0.07	0.29	(0.24)	0.63
Discontinued operations	—	0.01	(0.07)	0.03

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.07	0.30	(0.31)	0.66
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$0.07	0.30	(1.15)	0.66

Weighted average number of shares:
Basic	20,354	12,372	20,354	12,150

Diluted	20,413	20,184	20,354	17,631

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Nine months ended August 31, 2003

(Unaudited)

(In thousands)

	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(23,479)	(23,479)
Foreign currency translation adjustment	—	—	—	(2,791)	—	(2,791)

Total comprehensive loss						(26,270)

Balance at August 31, 2003	20,354	$204	123,392	(17,226)	61,691	168,061

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended August 31, 2003 and 2002

(Unaudited)

(In thousands)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(23,479)	$11,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization, and impairment of assets	5,271	9,885
Deferred income taxes	(10,153)	2,081
Loss on sale of assets	180	—
Gain on early extinguishment of debt	—	(17,208)
Cumulative effect of a change in accounting principle, net of tax	17,153	—
Changes in operating assets and liabilities:
Accounts receivable	(22,671)	32,434
Inventories	(12,548)	53,109
Prepaid expenses	(3,733)	(2,818)
Other assets	3,175	(1,478)
Accounts payable	21,712	(65,189)
Accrued expenses	(8,616)	(548)
Income taxes payable	(2,408)	(2,544)
Discontinued operations	3,652	(2,358)

Net cash provided by (used in) operating activities	(32,465)	16,997

Cash flows from investing activities:
Purchases of property and equipment	(2,011)	(5,931)
Proceeds from sale of assets	4,839	—
Change in restricted cash	12,443	5,616
Other	(38)	(89)

Net cash provided by (used in) investing activities	15,233	(404)

Cash flows from financing activities:
Borrowings on notes payable	535,490	571,575
Payments on notes payable	(481,084)	(544,291)
Payments on 5% convertible subordinated notes	—	(49,640)
Additions to deferred loan costs	(213)	(501)

Net cash provided by (used in) financing activities	54,193	(22,857)

Net increase (decrease) in cash and cash equivalents	36,961	(6,264)
Cash and cash equivalents at beginning of period	29,270	47,474

Cash and cash equivalents at end of period	$66,231	41,210

Cash paid for income taxes	$7,862	6,447

Cash paid for interest	$4,375	6,894

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in Amendment No. 3 to the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended November 30, 2002.

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

The Company has not materially changed its significant accounting policies from those disclosed in the Form 10-K, except as discussed below.

Adoption of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 141 “Business Combinations.” Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform to the new criteria in Statement No. 141 for recognition apart from goodwill. The adoption of Statement No. 141 did not have a material impact on the consolidated results of operations or financial position or cash flows.

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

In April of 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Statement No.145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to Statement No. 4, Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” Statement No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Statement No. 145 requires all gains and losses on the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The Company adopted Statement No. 145 on December 1, 2002. The Company has reclassified the gain on early extinguishment of debt from an extraordinary item to a separate line item within other income (expense) before income (loss) from continuing operations. See Note 5 to the Consolidated Financial Statements for further discussion.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact of the adoption of this interpretation on the consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to account for stock-based compensation using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As long as the Company continues using Opinion 25, only the disclosure provisions of Statement 148 will apply to the Company. The disclosure provisions were applied in the preparation of the accompanying condensed consolidated financial statements.

Stock Based Compensation

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for grants to Company directors, officers and employees under the Company’s stock option plans. No stock-based employee compensation cost was reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table (in thousands, except per share data) illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123, “Accounting for Stock-Based Compensation” in accounting for the plans.

	For the three months ended August 31,		For the nine months ended August 31,
	2003	2002	2003	2002
Net income (loss), as reported	$1,441	6,149	(23,479)	11,631
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(146)	133	(986)	(287)

Proforma net income (loss)	$1,295	6,282	(24,465)	11,344

Net income (loss) per common share:
Basic - as reported	$0.07	0.50	(1.15)	0.96
Basic - proforma	0.06	0.51	(1.20)	0.93

Diluted - as reported	$0.07	0.30	(1.15)	0.66
Diluted - proforma	0.06	0.31	(1.20)	0.64

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options and convertible notes.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended August 31, 2003 and 2002 follows (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Basic:

Income (loss) from continuing operations	$1,441	5,932	(4,860)	11,116
Discontinued operations	—	217	(1,466)	515

Income (loss) before cumulative effect of a change in accounting principle, net of tax	1,441	6,149	(6,326)	11,631
Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)	—

Net income (loss)	$1,441	6,149	(23,479)	11,631

Weighted average number of shares outstanding	20,354	12,372	20,354	12,150

Income (loss) from continuing operations	$0.07	0.48	(0.24)	0.91
Discontinued operations	—	0.02	(0.07)	0.05

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.07	0.50	(0.31)	0.96
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$0.07	0.50	(1.15)	0.96

Diluted:

Income (loss) from continuing operations	$1,441	5,932	(4,860)	11,116
Discontinued operations	—	217	(1,466)	515

Income (loss) before cumulative effect of a change in accounting principle, net of tax	1,441	6,149	(6,326)	11,631
Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)	—

Net income (loss)	$1,441	6,149	(23,479)	11,631

Weighted average number of shares outstanding	20,354	12,372	20,354	12,150
Effect of dilutive securities:
Stock options	59	—	—	1
Convertible notes	—	7,812	—	5,480

Weighted average number of shares outstanding including effect of dilutive securities	20,413	20,184	20,354	17,631

Income (loss) from continuing operations	$0.07	0.29	(0.24)	0.63
Discontinued operations	—	0.01	(0.07)	0.03

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.07	0.30	(0.31)	0.66
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—

Net income (loss) per share	$0.07	0.30	(1.15)	0.66

Options outstanding to purchase 1.4 million shares of common stock for the three months ended August 31, 2003 and 2002, and 1.3 million and 1.4 million shares of common stock for the nine months ended August 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive because the exercise price was greater than the average price of the common stock for the respective periods.

The $39.1 million of 5% senior subordinated convertible notes issued in the exchange offer on February 20, 2002 (see Note 5 to the Consolidated Financial Statements) were converted into 7.8 million shares of the Company’s common stock on or before November 30, 2002, and were considered as dilutive securities from the date of issuance. The 5% convertible subordinated notes were not dilutive for the three months or nine months ended August 31, 2002.

(3) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific; North America; Latin America, including Mexico and the Company’s Miami, Florida operations (“Miami”); and Europe. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments and interest expense on the Company’s domestic revolving line of credit and long-term debt. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of August 31, 2003, and November 30, 2002, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Total assets
August 31, 2003	$303,534	74,557	87,364	19,673	60,257	545,385
November 30, 2002	229,176	72,863	117,151	46,535	49,866	515,591

Segment operations information for the three and nine months ended August 31, 2003 and 2002, follows (in thousands):

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Three months ended August 31, 2003
Revenues from external customers	$188,980	137,906	88,038	27,487	—	442,411
Income (loss) from continuing operations before interest and taxes	929	2,616	430	2,202	(2,804)	3,373

Three months ended August 31, 2002
Revenues from external customers	$259,305	145,293	76,547	28,075	—	509,220
Income (loss) from continuing operations before interest and taxes	9,108	5,754	(4,011)	(263)	(3,435)	7,153

	2003	2002
Income (loss) from continuing operations before interest and income taxes per segment information	$3,373	7,153
Interest expense per the consolidated statements of operations	(1,674)	(1,609)
Interest income included in other, net in the consolidated statements of operations	156	306

Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$1,855	5,850

	Asia- Pacific	North America	Latin America	Europe	Corporate	Total
Nine months ended August 31, 2003
Revenues from external customers	$626,241	383,380	285,727	75,897	—	1,371,245
Income (loss) from continuing operations before interest and taxes	1,103	5,159	(3,627)	1,828	(8,068)	(3,605)

Nine months ended August 31, 2002
Revenues from external customers	$902,863	428,390	253,988	104,692	—	1,689,933
Income (loss) from continuing operations before interest and taxes	31,223	8,930	(11,264)	(8,408)	3,647	24,128

	2003	2002
Income (loss) from continuing operations before interest and income taxes per segment information	$(3,605)	24,128
Interest expense per the consolidated statements of operations	(4,719)	(6,413)
Interest income included in other, net in the consolidated statements of operations	426	1,130

Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$(7,898)	18,845

(4) Debt

Debt consisted of the following at August 31, 2003 and November 30, 2002 (in thousands):

	August 31, 2003	November 30 2002
Revolving credit facility	$24,549	23,089
People’s Republic of China (“PRC”) credit facilities	77,902	30,258
Sweden credit facility	5,302	—

Total notes payable	107,753	53,347
12% Senior subordinated notes	12,374	12,374

Total debt	$120,127	65,721

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

At August 31, 2003, the Company’s operations in the People’s Republic of China (“PRC”) had six lines of credit totaling approximately 786 million RMB (approximately USD $94.9 million), of which $76.8 million had been borrowed. The credit lines provide for a combination of bank loans, the issuance of bank notes and discounting of customer receivables for which the Company has received either commercial notes or bank notes. The bank loans and issued bank notes bear interest at rates ranging from 0.00% to 5.04%, and have maturity dates through January 2004. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms. The discounted bank or commercial notes have a discount rate of between 2.97% and 3.60%. At the end of the discount period, the Company typically has the opportunity to discount additional customer receivables. There can be no assurance that these lines of credit will be renewed in the future. The Company has endorsed bank notes received from customers totaling $1.1 million to suppliers.

The amount outstanding as bank loans and issued bank notes totaled $53.0 million as of August 31, 2003. The amount of discounted bank notes and commercial notes totaled $23.8 million. The bank loans and issued bank notes are collateralized by a combination of U.S. dollar cash deposits in Hong Kong ($5.5 million of collateral), RMB cash deposits in the PRC ($5.3 million of collateral), or PRC accounts receivable ($14.5 million of collateral).

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.75%. The facility matures on December 31, 2003, but will be automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At August 31, 2003, $5.3 million had been borrowed on the facility.

At August 31, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets; and enter into transactions with affiliates.

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

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002, as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of August 31, 2003 and November 30, 2002, the Company had made cash payments of $3.7 million and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes. The Company has future interest payments accrued of $1.6 million and $2.5 million in accrued expenses and $3.5 million and $4.6 million in other long-term liabilities at August 31, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company had sufficient tax loss carry forwards to offset the tax liability on the gain.

At August 31, 2002, the Company had extinguished $4.4 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock.

The following summarizes the gain on early extinguishment of debt for the nine months ended August 31, 2002 (in thousands):

	Exchange Offer	Other Transactions	Total
Face amount of Subordinated Notes	$128,616	4,446	133,062
Deferred loan costs related to Subordinated Notes	(507)	(8)	(515)

Book value of Subordinated Notes	128,109	4,438	132,547
Consideration and expenses
Cash	47,205	2,435	49,640
Senior Convertible Notes issued	39,148	—	39,148
Senior Notes issued	12,374	—	12,374
Common stock issued	—	1,884	1,884
Future interest payments on notes issued	8,793	—	8,793
Expenses incurred	3,500	—	3,500

Gain on exchange	$17,089	119	17,208

On October 15, 2002, the Company redeemed at maturity for cash the remaining $16.9 million of its Subordinated Notes.

On December 1, 2002, the Company adopted Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13 and Technical Corrections,” which requires that all gains and losses on extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Accordingly, the Company has reclassified the gain on early extinguishment of debt in 2002 from an extraordinary gain to a separate line within other income (expense) item before income (loss) from continuing operations.

(6) Repositioning of Operations

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, that it would exit the United Kingdom (the “U.K.”), Peru and Argentina as soon as practicable, as well as address the balance of its European and Latin American markets, excluding Mexico and Miami. As a result of this decision, the Company recorded a net charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed the divestitures of its Peru and Argentina operations to local management at approximately book value. As part of the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million, respectively, from local management in Peru and Argentina. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. As of August 31, 2002, the Company’s operations in the U.K. were closed, except for certain administrative matters. The third and fourth quarters of 2002 include reversals of allowances of $0.8 million and $2.5 million, respectively, related to the closure of the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities in the U.K., the valuation allowance was reversed on an income tax receivable. The first quarter of 2003 includes a reversal of an allowance of $0.2 million related to the closure of the U.K. operations as the amounts collected on accounts receivable exceeded the original estimates. There were no such reversals in the second quarter of 2003. The third quarter of 2003 includes the reversal of an accrual of $0.7 million related to a lease obligation for the U.K. operations as the Company has assigned the lease to a third party.

The following table summarizes the income classification of the charge through the third quarter of 2003 (in thousands):

	Initial Charge	Change in Estimates
	Three Months Ended May 31, 2002	Six Months Ended November 30, 2002	Three Months Ended February 28, 2003	Three Months Ended August 31, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	—	1,125
Selling, general and administrative	1,691	(588)	(220)	—	883
Impairment of assets	3,655	—	—	—	3,655
Severence and exit charges	2,566	—	—	(710)	1,856

Total charge	10,168	(1,719)	(220)	(710)	7,519
Tax benefit	(184)	(1,541)	—	—	(1,725)

Net charge	$9,984	(3,260)	(220)	(710)	5,794

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

Included in the pre-tax charge is $2.6 million in severance and exit charges, all of which consisted of expected cash outlays. $1.9 million of the severance and exit charges has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.7 million of the pre-tax charge related to lease payments associated with the U.K. operations. The lease was assigned to a third party, and the accrual was reversed during the quarter ended August 31, 2003.

The severance and exit charges consisted of the following (in thousands):

	Three Months Ended May 31, 2002	Three Months Ended August 31, 2003	Net Charge
Severance - 80 employees	$1,626	—	1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	(710)	1,856

In connection with the repositioning of its operations, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charge is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were transferred to the new owners as part of the divestiture.

The total operating income (loss) for the Company’s operations in the U.K., Peru and Argentina is summarized as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$—	3,964	—	63,593
Cost of sales	—	3,272	—	62,514

Gross profit	—	692	—	1,079
Selling, general and administrative expenses	100	1,108	(120)	7,046
Impairment of assets	—	—	—	3,655
Severance and exit charges	(710)	—	(710)	2,566

Operating income (loss)	$610	(416)	830	(12,188)

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

During the first quarter of 2003, the Company, as required, adopted Statement No. 144. In connection with the sale of its operations in The Netherlands, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands operations.

Following is a summary of the discontinued operations in The Netherlands for the three and nine months ended August 31, 2003 and 2002 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$—	13,751	14,301	35,543
Cost of sales	—	12,910	14,123	33,194

Gross profit	—	841	178	2,349
Selling, general and administrative expenses	—	509	1,051	1,577
Impairment of assets	—	—	763	—

Operating income (loss)	—	332	(1,636)	772

Other income (expense):
Interest expense	—	—	(61)	—
Other, net	—	4	1	30

Total other income (expense)	—	4	(60)	30

Income (loss) before income taxes	—	336	(1,696)	802
Provision (benefit) for income taxes	—	119	(230)	287

Total discontinued operations	$—	217	(1,466)	515

Net assets related to The Netherlands operations are classified in the accompanying consolidated balance sheet at November 30, 2002, as follows (in thousands):

Total current assets	$12,149
Other non-current assets	1,251

Total assets	$13,400

Accounts payable	$5,145
Accrued expenses and other liabilities	(24)

Total liabilities	$5,121

On September 23, 2003, the Company announced that it had signed a definitive agreement to sell its subsidiary in Sweden, CellStar Intercall AB, to AxCom AB. The sale is subject to, among other things, the approval of the competition authority in Sweden. Completion of the sale is scheduled to occur by November 2003. Beginning in the fourth quarter of 2003, the Company expects to reclassify to discontinued operations, for all periods presented, the results of the Sweden operations.

Following is a summary of the Sweden operations for the three and nine months ended August 31, 2003 and 2002 (in thousands):

	Three months ended		Nine months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Revenues	$27,486	24,489	75,896	57,574
Cost of sales	25,203	23,542	72,316	55,208

Gross profit	2,283	947	3,580	2,366
Selling, general and administrative expenses	698	629	2,098	1,870

Operating income	$1,585	318	1,482	496

(7) Cumulative Effect of a Change in Accounting Principle

As of December 1, 2002, the Company adopted Statement No. 142 “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement 142, the Company stopped amortizing goodwill as of December 1, 2002, and performed an impairment test on its goodwill. During the first quarter of 2003, the Company completed the transitional impairment test required under Statement No. 142. The initial step of the transitional impairment test was to identify potential goodwill impairment by comparing the fair value of the Company’s reporting units to their carrying values including the applicable goodwill. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico, Sweden and, until the sale of The Netherlands operations on March 21, 2003, The Netherlands. In determing the fair value of each reporting unit, the Company considered the discounted free cash flow expected to be generated by the reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions as well as the Company’s total market capitalization. The first step of the transitional impairment test indicated the carrying value exceeded the fair value of the reporting units. The second step of the transitional impairment test compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of the impairment. The Company recorded an impairment charge of approximately $17.2 million during the first quarter of 2003, which was presented as a cumulative effect of a change in accounting principle, net of tax, in the three months ended February 28, 2003.

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

The following table shows the Company’s 2002 results presented on a comparable basis to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Income (loss) before cumulative effect of a change in accounting principle, net of tax - as reported	$1,441	6,149	(6,326)	11,631
Goodwill amortization	—	379	—	1,134

Income (loss) before cumulative effect of a change in accounting principle - as adjusted	$1,441	6,528	(6,326)	12,765

Net income (loss) - as reported	$1,441	6,149	(23,479)	11,631
Goodwill amortization	—	379	—	1,134

Net income (loss) - as adjusted	$1,441	6,528	(23,479)	12,765

Basic per share:
Income (loss) before cumulative effect of a change in accounting principle, net of tax - as reported	$0.07	0.50	(0.31)	0.96
Goodwill amortization	—	0.03	—	0.09

Income (loss) before cumulative effect of a change in accounting principle - as adjusted	$0.07	0.53	(0.31)	1.05

Net income (loss) - as reported	$0.07	0.50	(1.15)	0.96
Goodwill amortization	—	0.03	—	0.09

Net income (loss) - as adjusted	$0.07	0.53	(1.15)	1.05

Diluted per share:
Income (loss) before cumulative effect of a change in accounting principle, net of tax - as reported	$0.07	0.30	(0.31)	0.66
Goodwill amortization	—	0.02	—	0.06

Income (loss) before cumulative effect of a change in accounting principle, net of tax - as adjusted	$0.07	0.32	(0.31)	0.72

Net income (loss) - as reported	$0.07	0.30	(1.15)	0.66
Goodwill amortization	—	0.02	—	0.06

Net income (loss) - as adjusted	$0.07	0.32	(1.15)	0.72

Weighted average common shares outstanding:
Basic	20,354	12,372	20,354	12,150

Diluted	20,413	20,184	20,354	17,631

The changes in the carrying amount of goodwill by operating segment for the three months ended February 28, 2003 are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142 - impairment	(8,618)	(12,321)	(20,939)

Balance at February 28, 2003	$—	—	—

(8) Proposed Divestiture of Greater China Operations

On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included a proposal to divest up to 70% of the equity ownership (the “CellStar Asia Transaction”) of its operations in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”). The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, Cellstar International Corporation/Asia (“CellStar International”). If approved by stockholders, the divestiture would be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited. The newly formed entity would then affect an initial public offering of its shares on the Stock Exchange of Hong Kong (the “IPO”).

On May 1, 2003, the Company announced that it was delaying the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the three months ended May 31, 2003, the Company expensed $3.0 million of previously deferred costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction. During the three months ended August 31, 2003, the Company expensed an additional $0.6 million of costs related to the CellStar Asia Transaction. At August 31, 2003, the Company had $0.4 million in capitalized costs related to ongoing advisory services.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will revise the preliminary proxy statement to reflect any changes and schedule a stockholder’s meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Following is a summary of the financial information for the Greater China Operations (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$151,885	217,366	507,742	783,933
Cost of sales	145,069	202,195	486,878	737,408

Gross profit	6,816	15,171	20,864	46,525

Selling, general and administrative expenses	4,965	5,953	17,926	16,124

Operating income	$1,851	9,218	2,938	30,401

	August 31, 2003	November 30, 2002
Current assets	$277,444	184,131
Non-current assets	10,345	23,654

Total assets	287,789	207,785

Current liabilities	145,743	57,010
Non-current liabilities	—	—

Total liabilities	145,743	57,010

Net	$142,046	150,775

(9) Contingencies

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company has obtained a temporary stay of the proceedings until December 31, 2003, or earlier if the plaintiffs determine that the transaction is likely to proceed prior to December 31, 2003. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. The Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay is lifted. The ultimate outcome is not currently predictable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income of $1.4 million, or $0.07 per diluted share, for the third quarter of 2003, compared with net income of $6.1 million, or $0.30 per diluted share, for the same quarter last year. Revenues for the quarter ended August 31, 2003 were $442.4 million, a decrease of $66.8 million, compared to $509.2 million in 2002. The decline was primarily due to a decline in the Asia-Pacific Region of $70.3 million, due to the continued lag in consumer spending as a result of the spread of severe acute respiratory syndrome (“SARS”) and market competition between the Company’s suppliers and the local Chinese manufacturers, the combination of these factors resulting in excess inventory throughout the wireless handset distribution channel in China. Gross profit decreased from $33.9 million (6.7% of revenues) in the third quarter of 2002 to $24.3 million (5.5% of revenues) in the third quarter of 2003, as a result of lower margins in Asia due to competitive market conditions as a result of excess inventory in the distribution channel and due to a reduction in incentives from manufacturers. Selling, general and administrative expenses decreased $6.6 million from $27.3 million (5.4% of revenues) for the third quarter of 2002 to $20.8 million (4.7% of revenues) for the third quarter of 2003.

On October 2, 2003, the Company announced that it has promoted chief financial officer Robert Kaiser to the position of president and chief operating officer. The Company also announced that it has named Paul C. Samek as senior vice president and chief financial officer. Most recently, Samek was vice president and chief financial officer of The Spectranetics Corporation, a publicly-held developer, manufacturer, marketer and distributor of medical devices.

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

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the three months ended May 31, 2003, the Company expensed $3.0 million of previously deferred costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction. During the three months ended August 31, 2003, the Company expensed an additional $0.6 million of costs related to the CellStar Asia Transaction. At August 31, 2003, the Company had $0.4 million in capitalized costs related to ongoing advisory services.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will revise the preliminary proxy statement to reflect any changes and schedule a stockholder’s meeting to seek approval for such transaction.

Although the Company intends to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the three months and nine months ended August 31, 2003, the U.S. Federal income tax expense (benefit) on the change in undistributed earnings of these foreign subsidiaries was $0.1 million and ($1.3) million, respectively.

On September 23, 2003, the Company announced that it had signed a definitive agreement to sell its subsidiary in Sweden, CellStar Intercall AB, to AxCom AB. The sale is subject to, among other things, the approval of the competition authority in Sweden. Completion of the sale is scheduled to occur in November 2003. The sale of the operations in Sweden will be the final step in the Company’s strategy to exit the European market. In 2002, the Company exited its operations in the U.K., and in March 2003 the Company sold its Netherlands operations.

Cautionary Statements

The Company’s success will depend upon, among other things, continuing to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, economic conditions, wireless market conditions, the financial health of its largest customers, and its ability to improve its operating margins, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business and successfully manage the repositioning of its operations.

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

In addition to the factors listed above, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2003 and 2002:

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	94.5	93.3	95.0	94.0

Gross profit	5.5	6.7	5.0	6.0
Selling, general and administrative expenses	4.7	5.4	5.3	5.3
Impairment of assets	0.0	0.0	0.0	0.2
Severance and exit charges	(0.2)	0.0	0.0	0.1

Operating income (loss)	1.0	1.3	(0.3)	0.4

Other income (expense):
Interest expense	(0.4)	(0.3)	(0.3)	(0.4)
Gain on early extinguishment of debt	0.0	0.0	0.0	1.0
Loss on sale of asset	0.0	0.0	0.0	0.0
Other, net	(0.2)	0.2	0.1	0.1

Total other income (expense)	(0.6)	(0.1)	(0.2)	0.7

Income (loss) from continuing operations before income taxes	0.4	1.2	(0.5)	1.1

Provision (benefit) for income taxes	0.1	0.0	(0.2)	0.4

Income (loss) from continuing operations	0.3	1.2	(0.3)	0.7

Discontinued operations	0.0	0.0	(0.1)	0.0

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.3	1.2	(0.4)	0.7

Cumulative effect of a change in accounting principle, net of tax	0.0	0.0	(1.3)	0.0

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.3%	1.2	(1.7)	0.7

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002

Revenues. The Company’s revenues decreased $66.8 million, or 13.1%, from $509.2 million to $442.4 million. The Company sold 2.9 million handsets for the three months ended August 31, 2003 compared to 3.3 million in 2002. The average selling price of handsets for 2003 was $136 compared to $147 in 2002.

The Company’s operations in the Asia-Pacific Region provided $189.0 million of revenues compared to $259.3 million in 2002. Revenues in the PRC were $144.5 million in 2003, a decrease of $63.4 million, or 30.5%, from $207.9 million in 2002. The Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. In addition, early in the third quarter of 2003, the consumer markets in the PRC continued to be affected by the spread of SARS. Consumer purchases of wireless handsets were impacted during the third quarter of 2003 as the effects of the SARS outbreak affected consumer behavior across the region. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC operations historically have been primarily from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. According to an independent survey from the GFK Group (“GFK”), it is estimated that as of September 28, 2003, local Chinese manufacturers have 34 percent market share, compared to 18 percent at July 1, 2002. The Company’s revenues in future periods will be significantly impacted by its ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is working to increase its product offerings and to expand its supplier base. In January 2003, the Company entered into an agreement with a subsidiary of NEC Corporation that has provided and is expected to continue to provide the Company with an expanded range of products from those offered by its current suppliers.

Revenues from the Company’s operations in Hong Kong increased from $2.5 million in 2002 to $4.4 million in 2003. The increase is due to a slight increase in demand in the South Asia region. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore decreased from $34.6 million to $28.6, due to decreased sales of models which are at the end of their life cycle as well as a decrease in market share for one of the Company’s major suppliers in the South Pacific region. Revenues from Taiwan were $7.0 million in 2002 compared to $3.0 million in 2003. Revenues in the Philippines increased from $7.3 million to $8.5 million.

North American Region revenues were $137.9 million, a decrease of $7.4 million, compared to $145.3 million in 2002. Increased revenues in 2003 from regional carriers customers were more than offset by lower product sales in 2003 to one of the region’s largest customers which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, and also significant volume reductions with that customer. The Company expects the decline in volume from this customer to continue, which could have a material adverse impact on the Company’s future financial results.

In the fourth quarter of 2002, the parent of this customer announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal year 2002 revenues, revenues in 2003 have decreased as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. The fulfillment fees under the new agreement do not equal historical gross profit. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement has been extended through February 29, 2004.

The Company’s operations in the Latin America Region provided $88.0 million of revenues, compared to $76.5 million in 2002, an $11.5 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $56.0 million compared to $50.5 million in 2002. The increase in Mexico is due to increased business with its major carrier customer. Revenues from the Company’s Colombia operations decreased to $6.0 million in 2003 from $11.2 million in 2002 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. However, in the third quarter of 2003, the major carrier customer primarily purchased it requirements for products directly from a manufacturer. Revenues from the Company’s Miami export operations were $23.5 million compared to $13.5 million a year ago primarily due to increased business with customers in Central America and the Caribbean. Revenues from the Company’s primarily service operations in Chile were $2.6 million in 2003 compared to $1.1 million in 2002. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $0.4 million in the third quarter of 2002.

The Company’s European Region operations recorded revenues of $27.5 million, a decrease of $0.6 million, from $28.1 million in 2002. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $3.6 million in the third quarter of 2002. Revenues from the Company’s Sweden operations increased $3.0 million from $24.5 million in 2002 to $27.5 million in 2003. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. As part of the Company’s overall plan to reposition its operations, the Company signed a definitive agreement in September 2003 to sell its subsidiary in Sweden. The completion of the sale is expected to occur by November 2003.

Gross Profit. Gross profit decreased $9.6 million from $33.9 million to $24.3 million. Gross profit as a percentage of revenues was 5.5% for the quarter ended August 31, 2003, compared to 6.7% for the second quarter of 2002. The lower gross profit as a percentage of revenues was primarily due to (i) lower margins in Asia due to competitive market conditions as a result of excess inventory in the channels, and (ii) a reduction in incentives from certain manufacturers in the Company’s Asia-Pacific Region, offset partially by a decrease of $8.5 million in inventory obsolescence and write downs to lower of cost or market from an expense of $6.5 million in 2002 to a net recovery of $2.0 million in 2003. The recovery in 2003 is primarily attributable to the return of products in the Asia-Pacific Region to the manufacturer for credit. The Company had recognized significant reserves on these products primarily in the second quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.5 million from $27.3 million to $20.8 million. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru and Argentina, which were divested and closed in the third quarter of 2002, were $1.5 million in 2002. The remaining decrease of $5.0 million was primarily due to declines in payroll and benefits, insurance premiums, marketing and bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 4.7% and 5.4% for the third quarter of 2003 and 2002, respectively.

Severance and Exit Charges. The third quarter of 2003 includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation which was closed in 2002, as the lease has been assigned to a third party.

Interest Expense. Interest expense in 2003 was $1.7 million compared to $1.6 million in the prior year.

Loss on Sale of Asset. The third quarter of 2003 included a loss of $0.2 million associated with the sale of one of the Company’s buildings in Carrollton, Texas. The Company will lease the building from the purchaser until it moves into a new facility, which is expected to occur in 2004. The lease with the purchaser runs through December 2004 and is terminable with ninety days notice.

Other, Net. Other, net, consisted of income of $0.8 million in 2002 compared to a loss of $0.5 million in 2003 due to foreign currency gains in the Company’s European operations in 2002 as compared to foreign currency losses in 2003.

Income Taxes. Income tax expense increased from a benefit of $0.1 million in 2002 to an expense of $0.4 million in 2003 primarily due to a higher effective tax rate. Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries.

Discontinued Operations. On March 21, 2003, the Company sold its operations in The Netherlands. In the second quarter of 2003, in accordance with Statement No. 144, the Company reclassified its Netherlands operations to discontinued operations. The results of the discontinued operations in The Netherlands are as follows (in thousands):

	Three months ended August 31,
	2003	2002
Revenues	$—	13,751
Cost of sales	—	12,910

Gross profit	—	841
Selling, general and administrative expenses	—	509

Operating income	—	332

Other income (expense):
Interest expense	—	—
Other, net	—	4

Total other income (expense)	—	4

Income before income taxes	—	336

Provision for income taxes	—	119

Total discontinued operations	$—	217

Nine Months Ended August 31, 2003 Compared to Nine Months Ended August 31, 2002

Revenues. The Company’s revenues decreased $318.7 million, or 18.9%, from $1,689.9 million to $1,371.2 million. The Company sold 8.5 million handsets for the nine months ended August 31, 2003 compared to 10.6 million in 2002. The average selling price of handsets for 2003 was $148 compared to $149 in 2002.

The Company’s operations in the Asia-Pacific Region contributed $626.2 million in 2003, a decrease of $276.6 million, as compared to $902.9 million in 2002. Revenues in the PRC were $472.3 million, a decrease of $267.5 million, or 36.2%, from $739.8 million. The consumer markets in the PRC were severely affected by the spread of SARS during the second and the beginning of the third quarters of 2003. Consumer purchases of wireless handsets were impacted during the period as the effects of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC historically have been primarily from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. According to an independent survey from GFK, it is estimated that as of September 28, 2003, local Chinese manufacturers have 34 percent market share, compared to 18 percent at July 1, 2002. The Company’s revenues in future periods will be significantly impacted by its ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is working to increase its product offerings and to expand its supplier base. In January 2003, the Company entered into an agreement with a subsidiary of NEC Corporation that has provided and is expected to continue to provide the Company with an expanded range of products from those offered by its current suppliers.

Revenues from the Company’s operations in Hong Kong decreased from $31.0 million in 2002 to $22.2 million in 2003. As the availability in the PRC of in-country manufactured product has increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of the PRC have decreased. Additionally, the Company’s primary supplier in Hong Kong has significantly reduced the supply of product available in Hong Kong to encourage the purchase in the PRC of the supplier’s in-country manufactured product. The Hong Kong market has a penetration rate in excess of

90%. The Company is attempting to increase sales to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore increased from $96.5 million to $98.7 million. Revenues from Taiwan were $13.1 million in 2002 compared to $13.2 million in 2003. Revenues in the Philippines decreased from $22.2 million to $19.5 million, primarily due to its largest customer purchasing directly from the manufacturer.

North American Region revenues were $383.4 million, a decrease of $45.0 million, compared to $428.4 million in 2002. Increased revenues in 2003 from regional carrier customers were more than offset by lower product sales in 2003 from one of the region’s largest customers which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, and also significant volume reductions with that customer. The Company expects the decline in volume from this customer to continue which could have a material adverse impact on the Company’s future financial results.

In the fourth quarter of 2002, the parent of this customer announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Although the new business model did not have a significant impact on fiscal year 2002 revenues, revenues in 2003 have decreased as the Company receives fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. The fulfillment fees under the new agreement do not equal historical gross profit. By converting to a primarily consignment relationship, the Company has reduced its accounts receivable exposure. The Company has also reduced working capital requirements since the Company will not be required to purchase and hold inventory for that segment of the business relationship. The agreement has been extended through February 29, 2004.

The Company’s operations in the Latin America Region provided $285.7 million of revenues, compared to $254.0 million in 2002, a $31.7 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $151.3 million compared to $136.2 million in 2002 due to increased business with its major carrier customer. Revenues from the Company’s Colombia operations decreased to $36.5 million in 2003 from $57.1 million in 2002 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. Revenues from the Company’s Miami export operations were $88.8 million compared to $41.3 million a year ago primarily due to this shift as well as to increased business with customers in Central America and the Caribbean. However, in the third quarter of 2003, the major carrier customer primarily purchased its requirements for products directly from a manufacturer. Revenues from the Company’s primarily service operation in Chile were $9.1 million in 2003 compared to $2.9 million in 2002, primarily due to increased product sales to carriers. This increase was due to spot sales in the second quarter of 2003 which are not expected to occur on a continuous basis. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $16.5 million for the nine months ended August 31, 2002.

The Company’s European Region operations recorded revenues of $75.9 million, a decrease of $28.8 million, from $104.7 million in 2002. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $47.1 million in 2002. The Company’s Sweden operations revenues increased $18.3 million from $57.6 million in 2002 to $75.9 million in 2003. The handset market in Europe is highly penetrated and is increasingly driven by replacement sales. As part of the Company’s overall plan to reposition its operations, the Company signed a definitive agreement in September 2003 to sell its subsidiary in Sweden. The completion of the sale is scheduled to occur by November 2003.

Gross Profit. Gross profit decreased $34.0 million from $102.1 million to $68.1 million. Gross profit as a percentage of revenues was 5.0% for the nine months ended August 31, 2003, compared to 6.0% for the nine months ended August 31, 2002. The lower gross profit as a percentage of revenues was as a result of lower margins in Asia due to competitive market conditions as a result of excess inventory in the channels and due to a reduction in incentives from certain manufacturers in the Company’s Asia-Pacific Region, partially offset by a decrease of $4.8 million in inventory obsolescence and write-downs to lower of cost or market from $10.2 million in 2002 to $5.4 million in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.4 million from $89.3 million to $72.9 million. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru and Argentina, which were divested and closed in the third quarter of 2002, were $7.4 million in 2002. The remaining decrease is primarily attributed to payroll and benefits, advertising and marketing and insurance premiums, offset by $3.6 million of expenses related to the CellStar Asia Transaction which was delayed due to SARS. Selling, general and administrative expenses as a percentage of revenues were 5.3% for 2003 and 2002, respectively.

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

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all consisted of expected cash-outlays. $1.9 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.7 million related to lease payments associated with the U.K. operations. The Company has assigned the lease obligation to a third party and accordingly reversed the accrual in the third quarter of 2003.

The severance and exit charges consist of the following (in thousands):

	Three Months Ended May 31, 2002	Three Months Ended August 31, 2003	Net Charge
Severance - 80 employees	$1,626	—	1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	(710)	1,856

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

Interest Expense. Interest expense decreased to $4.7 million in 2003 from $6.4 million in 2002. This decrease was primarily a result of the completion of the Company’s exchange offer on February 20, 2002.

Gain on Early Extinguishment of Debt. In 2002, the Company had a gain of $17.2 million primarily related to the Company’s exchange offer (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources).

Loss on Sale of Asset. The third quarter of 2003 included a loss of $0.2 million associated with the sale of one of the Company’s buildings in Carrollton, Texas. The Company will lease the building from the purchaser until it moves into a new facility, which is expected to occur in 2004. The lease with the purchaser runs through December 2004 and is terminable with ninety days notice.

Other, Net. Other, net was $1.0 million in 2003 compared to $1.5 million in 2002. The decrease of $0.5 million was primarily due to gains on foreign currencies related to European inter-company advances in 2002.

Income Taxes. Income tax expense decreased from an expense of $7.7 million in 2002 to a benefit of $3.0 million in 2003. The change in income tax expense was primarily due to a pre-tax loss in 2003 compared to pre-tax income in 2002 and a change in the effective tax rate, excluding specific items, from 15% in 2002 to 36% in 2003. The increase in the effective rate, excluding specific items, was primarily due to a change in the tax treatment for the undistributed earnings of certain foreign subsidiaries. Beginning in the fourth quarter of 2002, the Company no longer considered the undistributed earnings and/or losses of certain of its foreign subsidiaries to be permanently reinvested and began accruing U.S. Federal income taxes on the undistributed earnings of these subsidiaries. For the first nine months of 2003, the U.S. Federal income tax benefit on the reduction in undistributed earnings of these foreign subsidiaries was $1.3 million. The effective tax rate was also impacted by a change in the geographic mix of income. Specific items excluded in calculating the effective rate in 2002 included a $10.2 million charge ($10.0 million, net of tax) as a result of the Company’s decision to exit the U.K., Peru and Argentina and a gain on early extinguishment of debt of $17.2 million ($11.0 million, net of tax).

Discontinued Operations. On March 21, 2003, the Company sold its operations in The Netherlands. In the second quarter of 2003, in accordance with Statement No. 144, the Company reclassified to discontinued operations the results of The Netherlands operations. The results of discontinued operations in The Netherlands are as follows (in thousands):

	Nine months ended August 31,
	2003	2002
Revenues	$14,301	35,543
Cost of sales	14,123	33,194

Gross profit	178	2,349
Selling, general and administrative expenses	1,051	1,577
Impairment of assets	763	—

Operating income (loss)	(1,636)	772

Other income (expense):
Interest expense	(61)	—
Other, net	1	30

Total other income (expense)	(60)	30

Income (loss) before income taxes	(1,696)	802

Provision (benefit) for income taxes	(230)	287

Total discontinued operations	$(1,466)	515

Cumulative Effect of a Change in Accounting Principle, Net of Tax. As of December 1, 2002, the Company adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002 and performed an impairment test on its goodwill. As a result of the initial transitional impairment test, the Company recorded an impairment charge, net of tax of $3.8 million, of $17.2 million during the first quarter of 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at August 31, 2003 (in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Notes payable	$107,753	107,753	—	—	—
Senior Notes	12,374	—	12,374	—	—
Operating leases	6,364	2,648	2,761	902	53

Total	$126,491	110,401	15,135	902	53

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

Effective May 31, 2003, the Company completed an amendment to the Facility. The amendment waived compliance by the Company’s Asia-Pacific Region with a financial covenant in the Facility for the quarter ended May 31, 2003, and modifies the covenant for the quarters ending August 31, and November 30, 2003, and February 29, 2004.

At September 30, 2003, the Company had borrowed $28.8 million under the facility.

At August 31, 2003, the Company’s operations in the People’s Republic of China (“PRC”) had six lines of credit totaling approximately 786 million RMB (approximately USD $94.9 million), of which $76.8 million had been borrowed. The credit lines provide for a combination of bank loans, the issuance of bank notes and discounting of customer receivables for which the Company has received either commercial notes or bank notes. The bank loans and issued bank notes bear interest at rates ranging from 0.00% to 5.04%, and have maturity dates through January 2004. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms. The discounted bank or commercial notes have a discount rate of between 2.97% and 3.60%. At the end of the discount period, the Company typically has the opportunity to discount additional customer receivables. There can be no assurance that these lines of credit will be renewed in the future. The Company has endorsed bank notes received from customers totaling $1.1 million to suppliers. At September 30, 2003, the Company had borrowed $80.9 million under its PRC lines of credit.

The amount outstanding as bank loans and issued bank notes totaled $53.0 million as of August 31, 2003. The amount of discounted bank notes and commercial notes totaled $23.8 million. The bank loans and issued bank notes are collateralized by a combination of U.S. dollar cash deposits in Hong Kong ($5.5 million of collateral), RMB cash deposits in the PRC ($5.3 million of collateral), or PRC accounts receivable ($14.5 million of collateral).

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The facility is secured by the accounts receivable of the Sweden operations and bears interest at a rate of 5.75%. The facility matures on December 31, 2003, but will be automatically extended for 12 months unless terminated by one of the parties. The credit facility contains certain financial and other covenants for the Sweden operations. At August 31, 2003, $5.3 million had been borrowed on the facility. As part of the Company’s overall plan to reposition its operations, the Company signed a definitive agreement in September 2003 to sell its subsidiary in Sweden. The completion of the sale is expected to occur by November 2003. In conjunction with the sale, the facility would be assumed by the buyer. At September, 30, 2003, the Company had borrowed $6.2 million under the facility.

The Company entered into a $6.0 million credit facility on December 20, 2002 in The Netherlands. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management (see Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations). In conjunction with the sale, the facility was assumed in full by the buyers.

The credit facilities in Sweden and The Netherlands were established to pay off inter-company loans, remit cash to the U.S., and to lower the Company’s net working capital investment in these operations. As of September 30, 2003, the Company has returned $12.5 million to the U.S. as a result of entering into these credit facilities, including $2.1 million from the sale of the operations in The Netherlands.

At August 31, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets; and enter into transactions with affiliates.

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

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002 ($10.9 million after-tax) as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of August 31, 2003 and November 30, 2002, the Company had made cash payments of $3.7 and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes.

The Company has future interest payments accrued of $1.6 million and $2.5 million in accrued expenses and $3.5 million and $4.6 million in other long-term liabilities at August 31, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company had sufficient tax loss carry forwards to offset the tax liability on the gain.

The Company extinguished $4.4 million of the Subordinated Notes not tendered in the Exchange Offer in several transactions through July 29, 2002 using various combinations of cash and the Company’s common stock. On October 15, 2002, the Company redeemed at maturity for cash the remaining $16.9 million of its Subordinated Notes.

Other

Cash, cash equivalents, and restricted cash at August 31, 2003 were $77.6 million, compared to $53.0 million at November 30, 2002 primarily due to the timing of customer receipts and vendor payments in the Company’s PRC operations.

Compared to November 30, 2002, net accounts receivable increased from $175.1 million to $186.8 million at August 31, 2003, due to increases in the Company’s PRC and Miami operations partially offset by decreases in the Company’s Mexico and Colombia operations and the divestiture of its Netherlands operations. The increase in the PRC was primarily due to increased sales in August 2003 as the impact of SARS began to decline. The increase in Miami was due to increased business with customers in Central America and the Caribbean. The decrease in Colombia was due to the shift of business with its major carrier customer to the Company’s Miami operations. The decrease in Mexico was due to the tightening of credit policies and aggressive collection efforts. Inventories increased to $172.8 million at August 31, 2003, from $163.2 million at November 30, 2002, caused by increases in the PRC and Miami operations, partially offset by reductions in inventory levels in the Colombia and Mexico operations. In the Asia-Pacific Region, consumer purchases of wireless handsets were impacted during the Company’s fiscal second and early third quarters as the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The increase in Miami is primarily due to increased revenues. The decreases in Colombia and Mexico were primarily due to the Company shifting the majority of its business in Colombia to the Company’s Miami export operations and the Company’s improved purchasing and inventory management in its Mexico operations. Accounts payable increased to $182.7 million at August 31, 2003 compared to $166.1 million at November 30, 2002, primarily due to an increase in the Company’s PRC operations.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flows from operations, together with amounts available under its facilities and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements for the next twelve months. In the event that existing unrestricted cash balances, cash flows and available borrowings under its facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

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

In addition to the factors listed above, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

Asia-Pacific Region

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of its common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of the Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC which included a proposal to divest up to 70% of its Greater China Operations. The Company’s Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, CellStar International Corporation/Asia (“CellStar International”). If approved, the divestiture will be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited. The newly formed entity would then affect the IPO of its shares on the Stock Exchange of Hong Kong.

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of SARS, which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the three months ended May 31, 2003, the Company expensed $3.0 million of previously deferred costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction. During the three months ended August 31, 2003, the Company expensed an additional $0.6 million of costs related to the CellStar Asia Transaction. At August 31, 2003, the Company had $0.4 million in capitalized costs related to ongoing advisory services.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will revise the preliminary proxy statement to reflect any changes and schedule a stockholder’s meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before the transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

The following is a summary of the Greater China Operations for the three and nine months ended August 31, 2003 and 2002 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$151,885	217,366	507,742	783,933
Cost of sales	145,069	202,195	486,878	737,408

Gross profit	6,816	15,171	20,864	46,525

Selling, general and administrative expenses	4,965	5,953	17,926	16,124

Operating income (loss)	$1,851	9,218	2,938	30,401

	August 31, 2003	November 30, 2002
Current assets	$277,444	184,131
Non-current assets	10,345	23,654

Total assets	287,789	207,785

Current liabilities	145,743	57,010
Non-current liabilities	—	—

Total liabilities	145,743	57,010

Net	$142,046	150,775

Repositioning of Operations

In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru and Argentina as soon as practicable. In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operations after the first quarter of 2000 compared to 1999. Following the curtailment, the Company experienced operating losses in its U.K. operations. For the quarter ended August 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses during the purchase, transfer of title and transport of six shipments of wireless handsets, and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. In 2002, the Company recovered $0.9 million associated with the third party theft and fraud losses. The Company is pursuing legal action where appropriate to recover additional amounts. However, the ultimate recovery in relation to these losses, if any, cannot be determined at this time. The Argentine economy has been in a state of turmoil since the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. In the fourth quarter of 2000, the Company recorded a non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer’s proposed changes to an existing contract that adversely affected the long-term prospects of the Peru operations. From the second quarter of 2001 until the divestiture in the third quarter of 2002, the Company incurred losses in its Peru operations. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operations in those countries, provided little upside and significant risk. In addition, the Company decided to evaluate the balance of its European and Latin American markets, excluding Mexico and Miami, over the remainder of 2002, assessing each operation in view of its over-all long-term strategy. In conjunction with this decision, the Company’s revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision the Company may make with respect to the balance of its European and Latin American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded an after tax charge of $10.0 million for the three months ended May 31, 2002. During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations, except for certain administrative matters. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the U.K. tax authorities, the valuation allowance was reversed on a tax receivable. The first quarter of 2003 includes a reversal of an allowance of $0.2 million related to the closure of the U.K. operation as the amounts collected on accounts receivable exceeded the original estimates. The third quarter of 2003 includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation, as the lease has been assigned to a third party.

The following table summarizes the income statement classification of the charge through the third quarter of 2003 (in thousands):

	Initial Charge	Change in Estimates
	Three Months Ended May 31, 2002	Six Months Ended November 30, 2002	Three Months Ended February 28, 2003	Three Months Ended August 31, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	—	1,125
Selling, general and administrative	1,691	(588)	(220)	—	883
Impairment of assets	3,655	—	—	—	3,655
Severance and exit charges	2,566	—	—	(710)	1,856

Total charge	10,168	(1,719)	(220)	(710)	7,519
Tax benefit	(184)	(1,541)	—	—	(1,725)

Net charge	$9,984	(3,260)	(220)	(710)	5,794

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.9 million has been paid or settled as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.7 million related to lease payments associated with the U.K. operations. The Company assigned the lease obligation to a third party and accordingly reversed the accrual in the third quarter of 2003.

The severance and exit charges consisted of the following (in thousands):

	Three Months Ended May 31, 2002	Three Months Ended August 31, 2003	Net Charge
Severance - 80 employees	$1,626	—	1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	(710)	1,856

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

The total operating income (loss) for the Company’s operations in the U.K., Peru, and Argentina is summarized, as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$—	3,964	—	63,593
Cost of sales	—	3,272	—	62,514

Gross profit	—	692	—	1,079
Selling, general and administrative expenses	100	1,108	(120)	7,046
Impairment of assets	—	—	—	3,655
Severance and exit charges	(710)	—	(710)	2,566

Operating income (loss)	$610	(416)	830	(12,188)

As of September 30, 2003, the Company has repatriated $7.6 million in cash to the U.S. from the exited operations.

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

The Company excluded Miami from the evaluation due to the recent performance of these operations and the export opportunities into Latin America that the Company believes exist in this market. The Company excluded Mexico because it believes growth and profit potential exist in the Mexico market due to the size of this market. The Company completed the sale of its Netherlands operations in the second quarter of 2003 and signed a definitive agreement in September 2003 to sell its subsidiary in Sweden. The completion of the sale is scheduled to occur by November 2003. In Sweden and The Netherlands, the market is highly competitive and highly penetrated. The operations in Sweden and The Netherlands did not present significant growth opportunities without investment of capital. The Company entered into credit facilities in Sweden and The Netherlands in October 2002 and December 2002, respectively. These facilities were established to return cash to the U.S. and to leverage the assets of these operations. At September 30, 2003, the Company had returned $7.9 million and $4.6 million to the U.S. from Sweden and The Netherlands, respectively, as a result of entering these facilities, including $2.1 million from the sale of the operations in The Netherlands.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of The Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. Following is a summary of The Netherlands operations for the three and nine months ended August 31, 2003 and 2002 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Revenues	$—	13,751	14,301	35,543
Cost of sales	—	12,910	14,123	33,194

Gross profit	—	841	178	2,349
Selling, general and administrative expenses	—	509	1,051	1,577
Impairment of assets	—	—	763	—

Operating income (loss)	—	332	(1,636)	772

Other income (expense):
Interest expense	—	—	(61)	—
Other, net	—	4	1	30

Total other income (expense)	—	4	(60)	30

Income (loss) before income taxes	—	336	(1,696)	802

Provision (benefit) for income taxes	—	119	(230)	287

Total discontinued operations	$—	217	(1,466)	515

On September 23, 2003, the Company announced that it had signed a definitive agreement to sell its subsidiary in Sweden, CellStar Intercall AB, to AxCom AB. The sale is subject to, among other things, the approval of the competition authority in Sweden. Completion of the sale is scheduled to occur by November 2003. Beginning in the fourth quarter of 2003, the Company expects to reclassify to discontinued operations, for all periods presented, the results of the Sweden operations. The sale of the operations in Sweden will be the final step in the Company’s strategy to exit the European market.

Following is a summary of the Sweden operations for the three and nine months ended August 31, 2003 and 2002 (in thousands):

	Three months ended		Nine months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Revenues	$27,486	24,489	75,896	57,574
Cost of sales	25,203	23,542	72,316	55,208

Gross profit	2,283	947	3,580	2,366

Selling, general and administrative expenses	698	629	2,098	1,870

Operating income	$1,585	318	1,482	496

Mexico

The Company’s Mexico operations derive their revenues from wholesale purchasers and activation of handsets. The Company’s operations in Mexico accounted for approximately 54%, 61%, and 60% of the Latin America Region’s revenues in 2002, 2001, and 2000, respectively. Over the last three years, the operations in Mexico have recognized operating income (loss) of ($11.5) million, ($9.8) million, and $15.4 million in 2002, 2001, and 2000, respectively. For the nine months ended August 31, 2003, revenues from the Mexico operations were 53% of the Latin America Region’s revenues and the operating loss was $4.1 million. For the quarters ended May 31, 2003 and August 31, 2003, the Company’s Mexico operations had operating income (loss) of ($0.8) million and $0.3 million, respectively. Despite the disappointing performance, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. While the Mexico operations have shown improvement in recent quarters, if the improvement does not continue, the Company will evaluate its overall position in its Mexico operations.

At August 31, 2003, the Company had a gross value-added tax prepaid asset in its Mexico operations of $8.7 million primarily related to the Company’s 1998 through 2001 value-added tax returns. The Company is seeking resolution of this issue with the tax authorities in Mexico. In Mexico, the requirements of the Mexican tax authority for a refund specify that all original documents (including original invoices, original import documents, and other documents) must be available for review by the tax authority in order to substantiate the refund claim. Numerous personnel changes and computer system changes in the Company’s Mexico operations have led the Company to conclude that all of the original supporting documentation may not be available. While the Company is pursuing the full refund request with the tax authorities, the supporting documentation may not meet the requirements of the Mexican tax authorities for the full refund request. As a result of the Company’s continual review of the documentation in support of the refund, in the fourth quarter of 2001, the Company recorded a charge of $3.0 million related to such value-added tax, the recoverability of which is uncertain and in the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million related to an additional portion of the value-added tax, the recoverability of which is uncertain. The Company believes it has all of the documentation necessary to support the net balance of $4.2 million.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in Amendment No. 3 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

(a) Significant Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence, the deferred tax asset valuation allowance and the determination of the recoverability of goodwill.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At August 31, 2003, the Company has deferred income tax assets of $63.1 million, a significant portion of which relate to net operating loss carry-forwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, the results of the Company’s plan of repositioning and any transaction involving the Greater China Operations (see Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Operations) could impact the valuation allowances related to these deferred tax assets.

As a result of the Exchange Offer (see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources), the Company was deemed to have undergone an ownership change in accordance with Section 382 of the Internal Revenue Code. Beginning with the year ended November 30, 2002, this ownership change limits the amount of losses that can be used on an annual basis. In order to utilize the full U.S. tax loss carryforwards, the Company must complete, prior to February 2007, a transaction related to currently existing operations that results in a taxable gain. If at any time prior to February 2007, the Company deems such a transaction unlikely to occur by February 2007 or that the transaction will not allow the Company to fully utilize the tax loss carryforwards, the Company will then record a valuation allowance for the tax loss carryforwards the Company does not anticipate utilizing.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings were reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. In the fourth quarter of 2002, it was determined that the Company was required by accounting principles generally accepted in the United States of America to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company had manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations.

Accordingly, in the quarter ended November 30, 2002, the Company accrued U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as the CellStar Asia Transaction, sale proceeds. As of August 31, 2003, the Company has net operating loss carry-forwards in the U.S. of approximately $64.3 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. As a result of the accrual, beginning in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden, The Netherlands and Colombia. These previously undistributed earnings were no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets.

At August 31, 2003, the Company had not provided for U.S. Federal income taxes on earnings of the other international subsidiaries of approximately $15.0 million as these earnings were considered permanently reinvested.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Prior to December 1, 2002, the Company amortized goodwill using the straight-line method over 20 years. The Company assessed the recoverability of this intangible asset by determining the estimated future cash flows related to such acquired assets. In the event that goodwill was found to be carried at an amount in excess of estimated future operating cash flows, the goodwill was adjusted to a level commensurate with a discounted cash flow analysis using a discount rate reflecting the Company’s average cost of funds.

In June 2001, the FASB issued Statement No. 141, “Business Combinations.” Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity, be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase method business combination were evaluated and no reclassifications were necessary in order to conform to the new criteria in Statement No. 141 for recognition apart from goodwill.

In June 2001, the FASB issued Statement No. 142, which addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico, Sweden and, until the sale of The Netherlands operations on March 21, 2003, The Netherlands. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and recorded an impairment charge of approximately $17.2 million, which was presented as a cumulative effect of a change in accounting principle, net of tax, in the three months ended February 28, 2003.

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

(c) Vendor Credits

The Company recognizes price protection credits and other incentives, such as volume discounts from vendors, when supporting documentation is received in writing, or if the credits are based on sell-through to customers, when the supporting documentation is received in writing from the vendor and the related product is sold. Price protection credits and other incentives are applied against inventory or cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold in the period received.

The Company recognizes advertising allowances from vendors when supporting documentation is received in writing from the vendor and earned. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction in cost of goods sold or inventory, as applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

For the quarters ended August 31, 2003 and 2002, the Company recorded net foreign currency gains of $0.7 million, in cost of goods sold. The gains in both quarters were primarily due to the favorable fluctuation in the Mexican peso. For the quarters ended August 31, 2003 and 2002, the Company recorded in other income (expense), net foreign currency gains (losses) of ($0.5) million and $0.5 million, respectively. The loss in 2002 and gain in 2003 were primarily due to the revaluations of foreign currencies related to the European operations.

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

At August 31, 2003, the Company had no forward contracts and did not hold any other derivative instruments.

The Company has foreign exchange exposure on the restricted cash deposited by the Hong Kong entity on behalf of the PRC entity as the funds have been effectively converted into RMB. The Company also has foreign exchange exposure on the RMB lines of credit in the PRC as they are collateralized by U.S. dollars. For the quarter ended August 31, 2003, $144.5 million, or 32.7%, of the Company’s revenues were from the Company’s operations in the PRC. With the exception of inter-company activity, all revenues and expenses of the PRC operations are in RMB. The Company does not hold derivative instruments related to the RMB.

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

At August 31, 2003, the Company had no forward contracts and does not hold any other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended August 31, 2003, the interest rate of borrowings under the Facility ranged from 5.00% to 5.25%. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest between 0.00% and 5.04% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). The credit facility in Sweden bears interest at 5.75%. The Senior Notes issued in February 2002 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2003, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended May 31, 2003, the Company discovered that the Asia-Pacific Region had factored certain receivables without the knowledge or approval of CellStar corporate management and had not properly classified the factored receivables on the balance sheet in accordance with accounting principles generally accepted in the United States of America. The receivables, however, were properly classified for PRC statutory reporting. The misclassification had no impact on the net assets or the net income of the Company. The Company has taken additional measures to eliminate any further misunderstandings regarding the proper approval process and classification of transactions out of the ordinary course of business. The Company is implementing a new schedule of authorizations which clearly indicates the transactions which must be approved in advance by CellStar corporate management.

Part of the Company’s control environment is periodic face-to-face meetings between corporate and local management, to review issues, results and market conditions. Due to the SARS fears and the associated restricted travel to and from Asia, U.S. based CellStar corporate management and Asia-Pacific Region management were not able to meet as frequently as had occurred prior to the SARS outbreak. With the lifting of travel restrictions related to SARS, the Company has resumed regular face-to-face meetings with the Asia-Pacific Region management team.

During the second and third quarters of 2003, the Company investigated a fraud by a salesman in its Taiwan operations in which fraudulent customer purchase orders were submitted by the salesman and the related product was released from inventory. In the second quarter of 2003, the Company recognized a loss of approximately $0.5 million for the value of the inventory shipped. Based upon the Company’s findings in the third quarter of 2003, the Company has modified its internal controls to increase segregation of duties in its Taiwan operations.

The Company has entered into a letter of intent with the Asia-Pacific Region management team regarding their participation in the possible initial public offering of the Greater China Operations. There was no indication that such letter of intent, nor the negotiations leading up to such letter of intent, had any effect on the Company’s internal controls.

Although there are no material weaknesses in the Company’s internal controls on a consolidated basis, the Company’s auditors for the fiscal year 2002 identified a material weakness in the Company’s Mexico operations that related to the reconciliation of certain manual accounting systems for activations, accounts payable, and value added tax (“VAT”). The Company’s accounting for activations in Mexico involved numerous manual inputs and required primarily manual reconciliations with both the wireless service provider and the Company’s agents. This manual process increased the possibility of duplicate activations being recorded or activations being omitted completely. In the second and third quarters of 2003, the Company implemented a system to increase automation of the process in order to reduce and/or eliminate duplicate activations and omissions and also has reduced the number of agents. In addition, the Company’s manual reconciliation process with one of its major carrier customers previously involved numerous transactions and disputed items. The Company and the carrier customer manually reconciled these accounts. The Company has simplified the business process with the customer and the account is now timely reconciled. The taxing authorities in Mexico changed the method for computing and reporting the VAT during 2002. The Company has revised its internal tax computation process to comply with the revised VAT law. In addition, the Company made significant management changes during fiscal 2002 and 2003 in its Mexico operations.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While the Company’s management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company has obtained a temporary stay of the proceedings until December 31, 2003, or earlier if the plaintiffs determine that the transaction is likely to proceed prior to December 31, 2003. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. The Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires. The ultimate outcome is not currently predictable.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(b) Reports on Form 8-K

On August 7, 2003, the Company filed a Current Report on Form 8-K under Items 4 and 7 to announce the resignation of its principal independent accountants and auditors, KPMG LLP, and its subsequent engagement of Grant Thornton LLP as its principal independent accountants and auditors. No financial statements were included in the report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ PAUL C. SAMEK
Paul C. Samek Senior Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ RAYMOND L. DURHAM
Raymond L. Durham Vice President, Corporate Controller (Principal Accounting Officer)

Date: October 15, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.