Form 10-K
period 2003-11-30
CELLSTAR CORP
filed 2004-02-26
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

0-22972

CELLSTAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1730 Briercroft Court Carrollton, Texas	75006 (zip code)
(Address of principal executive offices)

Registrant’s telephone

number including area

code: (972) 466-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Rights to Purchase Series A Preferred Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 31, 2003, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $5.18 as reported by the Nasdaq National Market on May 30, 2003, was approximately $56,442,477. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 20, 2004, based on the closing sale price of $12.25 as reported by the Nasdaq National Market, was approximately $157,583,461. (For purposes of determination of the above stated amounts, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 20, 2004, there were 20,362,404 outstanding shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders of the Company to be held during 2004 are incorporated by reference into Part III of this Form 10-K

CELLSTAR CORPORATION

PART I.

Item 1. Business

General

CellStar Corporation (the “Company” or “CellStar”) is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North American, and Latin American regions. The Company divested its operations in its European region in 2003. The Company facilitates the effective and efficient distribution of handsets, related accessories, and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers.

The Company’s “Asia-Pacific Region” consists of the People’s Republic of China (the “PRC”), Hong Kong, Taiwan, Singapore, The Philippines and Korea. The Company’s “North American Region” consists of the United States. The Company’s “Latin American Region” consists of Mexico, Chile, Colombia and the Company’s Miami, Florida operations.

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), which included a proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”), including an initial public offering (“IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong (the “SEHK”).

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million of IPO costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor, UBS Warburg, are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will file a proxy statement to describe the transaction and schedule a stockholders’ meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before any transaction can occur. Accordingly, there can be no assurance of the timing of a transaction or that any transaction will occur.

In 2003, the Company’s “European Region” consisted of The Netherlands, which was sold in March of 2003, and Sweden, which was sold in October of 2003 (See “Business—European Region”). The divestiture of the European operations was completed as part of the Company’s plan to reposition its operations, which began with the exit or divestiture of operations in the United Kingdom, Peru and Argentina in 2002. In addition, the Company evaluated the balance of its Latin American markets, excluding Mexico and Miami, during 2002. The Company decided to keep its operations in Chile, and negotiated with its major carrier customer in Colombia to shift its business to the Company’s Miami export operations during the second quarter of 2003.

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

The Company markets its products to wholesale purchasers using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. The Company offers a variety of name brand products, highly-responsive customer service, advertising allowances, ready-to-use advertising materials and displays, access to hard-to-find products and credit terms to potential new and existing customers.

The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc. (“National Auto Center”), a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, National Auto Center began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola, Inc. (“Motorola”) wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991, and the Company entered into similar arrangements with Motorola in the Asia-Pacific Region in 1994 and the European Region in 1996. The Company has also entered into similar distributor agreements with other manufacturers, including Nokia Inc. (“Nokia”), Wuhan NEC Mobile Communication Co., Ltd. (“NEC”), Kyocera Wireless Corp. (“Kyocera”), Samsung Telecommunications America, L.P. and Samsung Electronics LatinoAmerica Miami, Inc. (“Samsung”), Siemens Shanghai Mobile Communications Ltd. (“Siemens”), and Sony Ericsson Mobile Communications (USA) Inc. (“Sony Ericsson”).

Wireless communications technology encompasses wireless communications devices such as handsets, personal digital assistants, satellite dishes, instant messaging devices, pagers and two-way radios. The Company believes that handsets with color screens, picture messaging, polyphonic speakers and digital camera capabilities should increase consumer demand for new and replacement handsets. In addition, the Company believes that the emergence of new technologies, including handheld web devices and data products and services, should create opportunities in the wireless market as users continually strive to stay connected while remaining mobile.

From its inception in 1983, the wireless handset market grew rapidly until 2001, when overall growth in the industry slowed. In 2002, the Company was faced with a difficult economic environment in the wireless industry in general. During the second and third quarters of 2003, the Company’s overall revenues were severely impacted by the spread of SARS in the Asia-Pacific region. However, demand for wireless products and services began increasing during the fourth quarter of 2003. According to UBS Investment Research (“UBS”), at the end of 2003 there were an estimated 1.27 billion wireless subscribers worldwide, an increase of 16.3% from 2002. Of those subscribers, approximately 178 million were added in 2003, which represented approximately 5% growth from 2002. Worldwide, UBS estimates the penetration rate for 2003 at 21.8%. While 2003 shows some growth in subscribers and handsets sold over 2002, dramatic growth is occurring in replacement handset sales. In 2003, UBS estimates that 284.6 million replacement handsets were sold worldwide, an increase of 61.2% over 2002. UBS expects double digit growth in replacement handsets in 2004 and 2005, 19.1% and 16.4%, respectively, even though it expects a slowdown in net subscriber additions for those years. According to research firm IDC, total handsets shipped for 2003 were 533.4 million.

The Company believes that future growth in the worldwide subscriber base, coupled with strong demand for replacement handsets in developed markets, should create significant new opportunities for growth. The Company believes that the convergence of existing and emerging technologies into a single multifunction handset enabling the user to connect to a wireless web and take and send digital photographs should provide ample incentive for wireless users who desire to upgrade their existing handsets. The Company believes that the wireless communications industry should continue to grow, although at a slower rate than in prior years, for a number of reasons, including strong replacement sales, multi-feature handsets, increased service availability, the lower cost of wireless service compared to conventional landline telephone systems and the availability of handsets with emerging technologies. The Company also believes that advanced digital technologies have led to increases in the number of network operators and resellers, which have promoted greater competition for subscribers and will continue to result in increased demand for wireless communications products.

CellStar’s revenues decreased at a compound annual rate of 1.3% for the five fiscal years ended November 30, 2003 and decreased 13.1% for the year ended November 30, 2003, compared to the prior fiscal year. The Company generated 70.5% of its revenues in 2003 from operations conducted outside the United States.

Cautionary Statements

The Company’s success will depend upon, among other things, economic conditions, wireless market conditions, the financial health of its largest customers and its ability to improve its operating margins, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business, and successfully manage the repositioning of its operations.

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, potentially unstable channels of distribution, increased credit risks, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates.

In addition to the factors listed above, threats of terrorist attacks, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

The Company’s consolidated financial statements and accompanying notes, which include certain business segment and geographic information for the last three fiscal years, can be found in Part IV of this Form 10-K.

Asia-Pacific Region

The Company believes that in the Asia-Pacific Region, primarily in China, demand for wireless communications services has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. In addition, declining tariffs and low-end handsets are expected to increase penetration in the future, as a larger proportion of the population will be able to afford to use wireless communication services. UBS estimates that total subscribers in the Pacific Rim, which includes China, Singapore, South Korea, Japan, India, and other countries in the region, will grow from 371.4 million at the end of 2002 to 610.6 million by 2005. This represents 37.9% of the total subscribers forecast worldwide. In addition, UBS estimates that 40% of net handsets sales in 2004 will occur in the region.

In China, according to data provided by the Ministry of Information and Industry of the PRC (the “MII”), the number of subscribers in recent years has increased at a compound annual growth rate of 111%, from approximately 177,000 at the end of 1992 to approximately 207 million at the end of 2002. According to the MII, the number of mobile telephone subscribers in China as of December 31, 2003 was 269 million, up approximately 62 million from 2002. In November of 2003, UBS estimated that China’s penetration rate at the end of 2003 would be approximately 13.5%, lower than their initial estimate of 20.1%. The reason for this lower penetration rate is that the total number of subscribers is generally based on the number of subscriber identity module (“SIM”) or user identity module (“UIM”) cards sold. UBS believes that many people in China have more than one SIM /UIM card, which they insert into their handsets to avoid paying costly roaming charges as they move between regions. Therefore, the number of new SIM/UIM cards does not accurately represent the number of handsets sold to new users. Because of this adjustment, UBS estimates that the replacement rate in China, approximately 19%, 21%, and 30% in 2003, 2004, and 2005, respectively, is higher than previous estimates. Based on these and other factors, as well as the large population base and economic growth in this region, the Company believes that phone users should increasingly use wireless systems, which should continue to create growth opportunities in the region.

In the Asia-Pacific Region, the Company offers wireless handsets and accessories manufactured by original equipment manufacturers (“OEMs”), such as Nokia, NEC, Motorola, Samsung and Siemens and aftermarket accessories manufactured by a variety of suppliers. Throughout the region, the Company acts as a wholesale distributor of wireless handsets to large and small volume purchasers.

CellStar (Asia) Corporation Limited (“CellStar Asia”), the oldest of the Company’s wholly-owned business units in the region, derives its revenue principally from wholesale sales of wireless handsets to Hong Kong-based exporters.

Shanghai CellStar International Trading Co., Ltd. (“CellStar Shanghai”), a wholly-owned, limited liability foreign trade company established in Shanghai, commenced operations in the PRC in 1997 in the Shanghai Waigaiqiao Bonded Zone. CellStar Shanghai purchases wireless handsets manufactured by Nokia, NEC, Motorola and Siemens and wholesales those products to distributors and retailers located throughout China. CellStar Shanghai has also entered into cooperative arrangements with certain local distributors that allow them to establish wholesale and retail operations using CellStar’s trademarks. Under the terms of these arrangements, CellStar Shanghai provides services, sales support, training and access to promotional materials for use in these distributors’ operations. As a result of these cooperative arrangements, approximately 1700 retail points of sale in the PRC display the CellStar name and trademarks. In exchange, those distributors agree to purchase only from CellStar Shanghai those products sold by CellStar Shanghai.

CellStar Shanghai currently deals with numerous local distributors, including distributors located in the ten largest metropolitan areas in China. The Company has an extensive distribution network through its sales of products to 26 wholesale distributors located throughout China. The Company has a total of 73 wholesale customers in China.

CellStar Shanghai leases warehouse, showroom and office space in the Pudong district of Shanghai, as well as office and warehouse space in both Beijing and Guangzhou and office space in Chengdu.

A substantial amount of revenues in the Asia-Pacific Region is generated in the China market. China is the largest wireless phone market in the world, and the Company anticipates that the China market will continue to expand. However, there can be no assurance that growth in demand in China for mobile communications products will continue at the current pace.

Additionally, carriers in China historically have not subsidized the sale of handsets in connection with activations as is frequently done in the U.S. market. As a result, the China market has begun to shift toward a preference for less expensive handsets as the market begins to mature. During 2003, the Company’s operations in the PRC continued to be affected by market competition between the Company’s suppliers and local manufacturers. In addition, throughout the second and early in the third quarters of 2003, the consumer markets in the PRC were affected by the spread of SARS. Consumer purchases of wireless handsets were impacted during the second and third quarters of 2003 as the effects of the SARS outbreak affected consumer behavior across the region. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel.

The Company’s revenues in the PRC operations historically have been primarily from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. Gartner, Inc. (“Gartner”), a technology research and advisory firm, estimates that as of January 2004, Chinese handset makers accounted for approximately 38% of the country’s wireless market. In addition, Gartner expects one of the leading Chinese handset vendors to break into the worldwide top ten biggest phone manufacturers in 2004 based on number of handsets sold. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is working to increase its product offerings and to expand its supplier base with a viable partner that offers quality products at competitive prices. In January 2003, the Company entered into an agreement with NEC that has provided and is expected to continue to provide the Company with an expanded range of products from those offered by its current suppliers. Also, the Company recently began shipping product manufactured by Shanghai DBTEL Industry Co., Ltd (“DBTEL”). The Company does not have a formal contract with DBTEL and is currently buying from DBTEL on a purchase order basis.

For the year ended November 30, 2003, the five largest customers of the Asia-Pacific Region accounted for approximately 43% of the total revenues of the region. The Company’s customers in the Asia-Pacific Region are not obligated, pursuant to any contractual commitments or otherwise, to purchase any minimum amount of the products distributed by its subsidiaries in the region. The region’s principal competitors are other agents who distribute the same brands of mobile telephones as the Company, and increased sales by these competitors may directly decrease the sales of products carried by the Company’s subsidiaries in the Asia-Pacific Region. Further, the Company expects competition to remain strong in the future, especially given the easing of restrictions on foreign entities engaging in wholesale distribution, which is anticipated in connection with China’s entry into the World Trade Organization.

In China, operation of the business is materially affected by regulations that limit its methods of operation. A wholly foreign owned trading company such as CellStar Shanghai is not permitted by current laws and regulations to operate as a wholesaler or a retailer in the domestic China market. As a result, the Company’s trading activities are currently carried out via government authorized commodities exchanges in the Waigaoqiao Bonded Zone, which possess the requisite government licenses to conduct trading activities between enterprises located in the Waigaoqiao Bonded Zone and enterprises located outside that zone. The Company’s operations in the PRC are dependent upon the continuation of these trading practices in the Waigaoqiao Bonded Zone. If the central or local PRC governmental authorities decide to outlaw these practices, the Company’s operations in the PRC may be adversely affected. The telecommunications industry in China is a heavily regulated industry. Under current regulations, foreign investors are restricted from participating in the operation and management of a telecommunications services business in China. The Renminbi (the “RMB”), the currency used in the PRC, is not a freely convertible currency. Further, PRC legal requirements and the interpretation thereof, are subject to change from time to time. Any failure of the Company to comply with such requirements could harm its business and adversely affect its financial condition and results of operations.

The other countries in the Asia-Pacific Region in which the Company operates include Singapore, Taiwan, The Philippines and Korea. Although the Company’s business in the Asia-Pacific Region is predominantly wholesale, retail operations are also conducted in Taiwan and Hong Kong. Revenues in Singapore and The Philippines are derived solely from wholesale customers. The Company’s operations in Korea consist of a majority-owned (80%) subsidiary set up to locate and purchase product and to develop relationships with local handset manufacturers in the area.

The following table outlines CellStar’s entry into the Asia-Pacific Region for countries in which operations were conducted in fiscal 2003:

Country	Year Entered	Type of Operation
		(as of November 30, 2003)
Hong Kong	1993	Wholesale and Retail
Singapore	1995	Wholesale
The Philippines	1995	Wholesale

Taiwan	1995	Wholesale and Retail
People’s Republic of China	1997	Wholesale
Korea	2000	Purchasing

At November 30, 2003, the Company sold its products to over 450 wholesale customers in the Asia-Pacific Region, the ten largest of which accounted for approximately 29% of consolidated revenues. The operations in the Asia-Pacific Region were responsible for approximately 50% of the Company’s revenues for fiscal 2003 and are highly dependent upon relationships with customers and vendors developed by A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia, and other key employees in the Asia-Pacific Region. If Mr. Horng were to depart as Chief Executive Officer of CellStar Asia, the Company’s operations in the Asia-Pacific Region could be materially adversely affected. The Company offers a broad product mix compatible with digital systems in the Asia-Pacific Region and anticipates that its product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company markets its products to a variety of wholesale purchasers, including retailers, exporters and wireless carriers, through its direct sales force, trade shows, direct advertising and incentives to retail and wholesale customers. To penetrate local markets in certain countries, the Company has made use of subagent and license relationships.

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included the CellStar Asia Transaction as a stockholder proposal.

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of SARS, which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million of IPO costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor, UBS Warburg, are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will file a proxy statement to describe the transaction and schedule a stockholders’ meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before any transaction can occur. Accordingly, there can be no assurance of the timing of a transaction or that any transaction will occur.

As a result of its evaluation of a possible divestiture of some or all of the Greater China Operations, in the fourth quarter of 2002, the Company changed its historical accounting treatment on undistributed earnings in its Asia-Pacific Region and accrued $42.2 million for potential U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region. Previously, no amounts had been provided for U.S. taxes on the unremitted earnings, as the earnings were considered permanently reinvested.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as the CellStar Asia Transaction, sale proceeds. As of November 30, 2003, the Company had net operating loss carryforwards in the U.S. of approximately $64.5 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company could potentially have cash proceeds from a completed transaction to fund the actual payment of such taxes. At November 30, 2003, the Company had accrued $36.2 million of U.S. Federal income taxes on the undistributed earnings of the Asia Pacific Region. As a result, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

North American Region

Wireless communications services in the United States were developed as an alternative to conventional landline systems and were among the fastest growing market segments in the communications industry. While total subscriber growth has not seen the double digit growth of earlier years, the number of total subscribers in the United States grew by an estimated 10.7% in 2003 compared to 2002, according to UBS. A study by the Telecommunications Industry Association predicts that the U.S. wireless subscriber base will continue to expand, but at a single digit instead of a double digit rate. Of an estimated 95.5 million handsets sold in the United States in 2003, approximately 84.3% were replacement handsets. The United States is a mature market, with a penetration rate of approximately 57.2% in 2003, according to UBS. As the market continues to mature and penetration rates continue to increase, the Company expects growth in replacement sales to continue.

On November 24, 2003, the Federal Communications Commission instituted local number portability, which allows wireless users to keep their current wireless phone number when switching to a different carrier. The industry did not experience the large spike in consumer demand that was projected as a result of this policy. Prior to the effective date in November, carriers began offering aggressive rate plans and focused on signing subscribers to one and two year contracts along with an offer for a new handset. Many wireless users postponed switching carriers early on due to some of the initial problems associated with the carriers completing the switch, as well as waiting for their current contracts to expire before switching.

The Company offers a broad product mix in the United States, and anticipates that the Company’s product offerings will continue to expand with the evolution of new technologies as they become commercially viable. The Company distributes products through direct-to-retailer fulfillment, direct-to-consumer fulfillment and direct-to-distributor fulfillment of both handsets and accessories, as well as direct-to-distributor fulfillment of satellite dish systems. The Company also offers value-added services such as inventory management, inventory purchasing, warehousing, shipping, custom packaging and kitting, programming, one-off fulfillment, channel management systems, reverse logistics and repair, web-enabled systems solutions, and on-line ordering and reporting to its customers. In addition, the Company provides private labeling services for handsets and accessories to several major carriers, and has agreements with certain big-box retailers to supply CellStar-branded accessories.

The Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Kyocera, LG, Nokia, and Sony Ericsson, and aftermarket accessories manufactured by a variety of suppliers. The Company’s revenues in the North American Region are generated primarily from handset sales. The Company also offers satellite dish technology. The Company’s distribution operations and value-added services complement the manufacturer distribution channels by allowing the manufacturers to distribute their products to smaller volume purchasers and retailers. At November 30, 2003, the Company sold its products to over 2,100 customers in the North American Region, the ten largest of which accounted for approximately 16% of consolidated revenues.

In the fourth quarter of 2002, the parent of one of the region’s largest customers announced that some of its lenders under its vendor credit facilities had ceased funding new loan requests and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. In October of 2002, the Company entered into an agreement with the customer to convert its business relationship to a primarily consignment relationship. In April of 2003, the customer’s parent company announced that it had filed for Chapter 11 bankruptcy protection. The Company has not incurred a loss on receivables from this customer during the bankruptcy proceedings. Revenues from this customer in 2003 decreased as the Company received fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The impact on net income is dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin previously earned on product sales. The fulfillment fees received in 2003 under the new agreement did not equal historical gross profit. By converting to a primarily consignment relationship, however, the Company reduced its accounts receivable exposure. The Company also reduced working capital requirements since the Company was not required to purchase and hold inventory for that segment of the business relationship.

In January of 2004, the Company announced that it would cease providing fulfillment and logistics services for this customer as well as its indirect sales channels when the current agreement related to this service expires on February 25, 2004. Company management believes that the pricing requested by this customer going forward would not have met the Company’s desired profitability. The Company had provided those services for the customer since 1998. Revenues from the customer and its indirect sales channels represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003.

The Company continues to develop and enhance the functionality of its OrderStar® and CellStar net Xtreme® programs. These programs are proprietary, Internet-based order entry and supply-chain services software and systems designed to assist customers in the submission and tracking of orders and to allow customers to analyze their business activities with CellStar through the creation of customized reports. The OrderStar® system enhances the CellStar customer experience by offering faster product navigation and streamlined checkout procedures, private labeling capabilities, and marketing and advertising opportunities. Together, the OrderStar® and CellStar net Xtreme® systems greatly enhance a customer’s ability to actively manage inventories and reduce supply-chain delays while reducing the cost to CellStar of fulfilling their orders. Today, over 85% of all orders CellStar receives in the U.S. are in electronic form via the OrderStar®, CellStar net Xtreme® systems, XML interconnect or electronic data interchange (EDI). In addition, the Company assists customers in developing e-commerce platforms and solutions designed to enhance sales and reduce product delivery and activation delays.

In the third quarter of 2003, the Company closed its last two remaining retail locations in Austin and Houston, Texas. As of November 30, 2003, the Company’s business in the North American Region is wholly generated from wholesale revenues. The Company uses several marketing strategies throughout the North American Region, including trade shows, trade magazine advertising, direct mail, telemarketing, public relations, e-marketing, training programs and distributing product catalogs and service and program brochures.

Latin American Region

As in the Asia-Pacific Region, the Company believes that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. However, political and economic instability in the region in recent years in certain of the countries in which the Company operates has caused the Company to formulate a strategy to reposition its operations in those areas. In 2002, in connection with this strategy, the Company divested its operations in Peru and Argentina to local management. In addition, the Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. Currently, the Chile operations are expanding their repair and refurbishment capabilities in order to support the outsourcing of such services from the North American Region operations.

To reduce its in-country exposure in Colombia, the Company negotiated with its major carrier customer in Colombia and shifted the carrier customer’s business to the Company’s Miami export operations during the second quarter of 2003. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product at historical levels, and is currently purchasing product directly from a Korean manufacturer. The Company believes if and when the major carrier customer begins promoting Motorola product, it is well positioned to meet such demand from its Miami facility. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment.

The Company’s Mexico operations derive their revenues primarily from wholesale purchasers and the activation of handsets. The Company’s operations in Mexico accounted for approximately 61%, 54%, and 51% of the Latin America Region’s revenues in 2001, 2002, and 2003, respectively. Over the last three years, the operations in Mexico have recognized operating losses of $9.8 million, $11.5 million, and $3.0 million in 2001, 2002, and 2003, respectively. Despite the disappointing performance of the Mexico operations in recent years (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”), the Company believes growth and profit potential exist in the Mexico market due to the size of this market. The Mexico operations have shown improvement in 2003, including operating profits of $0.3 million and $0.7 million for the third and fourth quarters of 2003. In 2003, the Company replaced the general manager and embarked on an aggressive reorganization of these operations, dramatically cutting costs and repositioning the business to recapture market share. Given the recent improvement in operations and the improved relationship with the largest wireless carrier in Mexico, the Company is now committed to staying in Mexico.

In the Latin American Region, CellStar offers wireless communications handsets, related accessories and other wireless products manufactured by OEMs, such as Motorola, Kyocera, Samsung, LG, Audiovox and Nokia, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers. The Company, through its Miami, Florida operations, acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, the Company’s Miami operations are included in the Latin American Region.

The Company’s business in the Latin American Region is predominantly wholesale and value-added fulfillment services, including handset programming and software upgrades, preparation and configuration of handsets, packing, kitting, one-off shipping, warehousing, and distribution. In addition, the Company conducts retail operations in all countries in which it operates in this region, with the exception of the Miami operations. At November 30, 2003, CellStar operated 66 retail locations (including kiosks) in the Latin American Region, 9 of which are located in Chile, 43 of which are located in Colombia, and 14 of which are located in Mexico. The Company also sells private label products to its major carrier customer in Colombia and to all major carriers in Mexico. Historically, the Company has acted primarily through wholly-owned subsidiaries in each of the countries in this region.

The following table outlines CellStar’s entry into the Latin American Region for countries in which operations were conducted in fiscal 2003:

Country	Year Entered	Type of Operation
		(as of November 30, 2003)
Mexico	1991	Wholesale and Retail
Chile	1993	Wholesale and Retail
Colombia	1994	Wholesale and Retail

As of November 30, 2003, the Company sold its products to approximately 500 wholesale customers, including subagents, in the Latin American Region. The ten largest customers accounted for approximately 12% of the Company’s consolidated revenues in fiscal 2003. The Company offers a broad product mix in the Latin American Region compatible with digital systems and anticipates that its product offerings will continue to expand in the countries in which the Company continues to operate with the evolution of new technologies as such products become commercially viable.

The Company markets its products through trade shows, trade magazines, direct sales and advertising. The Company uses direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in certain countries.

European Region

In the latter half of 2002, the Company completed its evaluations of its operations in the European Region. In Sweden and The Netherlands, the market is highly competitive and highly penetrated. The operations in Sweden and The Netherlands did not present significant growth opportunities without investment of additional capital, which the Company was not willing to make.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million for the three months ended February 28, 2003 to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. In October 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash, of which $8.6 million had been received as of November 30, 2003, and $1.7 million received in December 2003. In conjunction with the sale of its Sweden operations, the Company recorded a pre-tax gain of $0.8 million and reduced its provision for taxes on undistributed foreign earnings by $2.0 million for the three months ended November 30, 2003.

The Company’s business in the European Region was predominantly wholesale. The Company had historically acted through wholly-owned subsidiaries in each of the countries in this region. The following table outlines the Company’s entrance and divestiture from the European Region for countries in which operations were conducted in fiscal 2003:

Country	Year Entered	Type of Operation
		(as of November 30, 2003)
Sweden	1998	Wholesale
		(Sold in October 2003)

The Netherlands	1999	Wholesale and Retail
		(Sold in March 2003)

Industry Relationships

The Company has established strong relationships with leading wireless equipment manufacturers and wireless service carriers. Although the Company purchased its products from more than 20 suppliers in fiscal

2003, 75.0% of the Company’s purchases were from Nokia, Motorola, Kyocera and NEC. For the year ended November 30, 2003, Nokia and Motorola accounted for approximately 60.1% of the Company’s product purchases.

The Company has distribution agreements with many of its suppliers, including Nokia, Motorola, NEC, Kyocera, Samsung, Siemens, and Sony Ericsson, or their foreign affiliates, that specify territories, pricing and payment terms. These contracts typically provide the Company with “price protection,” or the right to receive the benefit of price decreases on products currently in the Company’s inventory if such products were purchased by the Company within a specified period of time prior to the effective date of the price decrease. The Company also has established supply relationships with other manufacturers on a purchase order basis, such as LG, DBTEL and Audiovox.

The Company’s agreements with its suppliers generally have terms ranging from nine months to three years. The majority of these supplier agreements can be terminated without cause by the terminating party giving notice within periods ranging from 30 to 90 days prior to such termination. The agreements with Kyocera, NEC, and Siemens however, may be terminated only for cause. Certain of these supplier agreements, including agreements with Sony Ericsson, Motorola, NEC, Samsung, and Siemens automatically renew for periods ranging from one to three years. Other agreements, such as Kyocera and Nokia, expire at various times and must be extended in writing by the parties. Most of the agreements with suppliers are non-exclusive.

The Company is required, pursuant to certain supplier agreements, to submit forecasts on either a monthly or a three-month rolling basis. Such estimates are on a best efforts basis. Some suppliers base pricing on volume commitments achieved by the Company.

The Company does not have agreements with the majority of its customers. The Company’s agreements with its customers generally have terms ranging from one to four years, and are extended for successive one year terms thereafter. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 60 to 90 days prior to such termination. While the Company believes its customer relations are good, there can be no assurance that the Company will retain its current customer base.

In the past, the Company’s expansion has been due to several factors, one of which is its relationship with Motorola, historically one of the largest manufacturers of wireless products in the world and the Company’s largest supplier in the North American Region. In July 1995, Motorola purchased a split-adjusted 417,862 shares of the outstanding common stock of the Company, currently approximately 2% of the Company’s total shares outstanding. The Company believes that its relationship with Motorola and its other suppliers should enable it to continue to offer a wide variety of wireless communications products in all markets in which it operates. In addition, strong relationships with Nokia, the Company’s largest supplier in fiscal 2003, have helped to solidify the Company’s position in foreign markets. While the Company believes that its relationship with Motorola, Nokia and other significant vendors are satisfactory, there can be no assurance that these relationships will continue.

The loss of Motorola, Nokia or any other significant vendor, a substantial price increase imposed by any vendor or a shortage or oversupply of product available from its vendors could have a material adverse impact on the Company. No assurance can be given that product shortages or product surpluses will not occur in the future.

Asset Management

The Company continues to invest in and focus on technology to improve financial and information systems. The Company expanded and extended its technology tools and infrastructure during 2003 in the following areas: (i) further expansion of EDI processing for both customer and vendor relationships; (ii) building Internet-based infrastructure in the PRC connecting multiple level distribution operations under which purchase orders, sales, and inventory monitoring activities are all incorporated into one system, Cellnet, which currently, 19 of the

Company’s 26 wholesale distributors in the PRC have installed in various degrees; (iii) expansion of the Company’s supply chain management system by initiating a reverse logistics project; (iv) increased integration of XML electronic order interconnection; (v) initial development of customer web-based portals to enhance and streamline the customer experience; and (vi) continued development of redundant data processing capabilities to improve business continuity/disaster recovery response. One result of the Company’s technology investment is that e-commerce tools process over 85% of all U.S. orders and virtually all orders in the PRC. The Company believes these initiatives will continue to position the Company to take advantage of the market trends with Internet-based commerce and further provide opportunities to integrate its systems with those of its customers.

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

Inventory control is important to the Company’s ability to maintain its margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The Company uses its integrated management information technology systems, specifically its inventory management, electronic purchase order and sales modules (consisting of its OrderStar® and CellStar net Xtreme® systems) to help manage inventory and sales margins.

Accounts receivable management is important to the Company’s ability to control its bad debt expense and working capital. The Company uses credit management tools, which include credit scoring services, to manage its accounts receivable exposure.

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

Under the terms of the Company’s agreements with its consignment customers, title to the products remains with the customer. The Company bears all risk of casualty loss with respect to consignment products while such products remain in the Company’s care, custody and control. These agreements generally have terms from one to four years, and may be extended for successive one year terms thereafter or month to month in one instance. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 60 to 180 days prior to such termination. In some agreements, the Company’s customers provide product forecasts on a rolling three month basis; however, those forecasts are on a best efforts basis. In some cases, the Company may charge the customer a storage fee for products held by the Company for an excessive period of time, generally 90 days or more.

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

In the current U.S. wireless communications products market, the Company’s primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. The Company also competes with logistics companies who provide similar distribution and inventory management services. Competitors of the Company in the Asia-Pacific and Latin American Regions include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers, as local manufacturers increase market share. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for wireless carriers.

Seasonality and Cyclicality

The effects of seasonal fluctuations have not historically been apparent in the Company’s operating results due to a number of seasonal factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. The Company’s sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company’s principal markets could have a materially adverse effect on the Company’s operating results.

Employees

As of November 30, 2003, the Company had approximately 1,050 employees worldwide. In Mexico, certain of the Company’s employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company as of November 30, 2003:

Terry S. Parker	58	Chief Executive Officer

A.S. Horng	46	Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited

Robert A. Kaiser	50	President, Chief Operating Officer

Lawrence King	36	President and Chief Operating Officer of the Asia-Pacific Region

Elaine Flud Rodriguez	47	Senior Vice President, General Counsel and Secretary

Paul C. Samek	51	Senior Vice President, Chief Financial Officer

Raymond L. Durham	41	Vice President and Corporate Controller

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

Robert A. Kaiser has served as President and Chief Operating Officer since October of 2003. Mr. Kaiser was promoted to such position from his former title of Senior Vice President, Chief Financial Officer and Treasurer, which he held since joining the Company in December of 2001. Prior to joining CellStar, Mr. Kaiser served as President and Chief Executive Officer of MobileStar Network Corporation, a provider of broadband wireless Internet access, from May 2001 to December 2001. Prior to joining MobileStar, Mr. Kaiser served as Chief Executive Officer of WorldCom Broadband Solutions Group from August 2000 to May 2001. Mr. Kaiser served as Chief Executive Officer and Chief Financial Officer of SkyTel from January 2000 to August 2000 and as Chief Financial Officer from August 1996 to December 1999. Mr. Kaiser served as Chief Financial Officer of Southwestern Bell’s Mobile Systems from March 1987 to August 1996. Mr. Kaiser serves as an officer of the Company pursuant to his employment agreement.

Lawrence King has served as President and Chief Operating Officer of the Asia-Pacific Region since April 2000. From February 1998 to April 2000, Mr. King served as Vice President of Operations for CellStar Asia. Mr. King joined the Company in 1994. Prior to joining the Company, Mr. King was the General Manager and co-founder of GloMax Inc.

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

Paul C. Samek has served as Senior Vice President and Chief Financial Officer since joining the Company in October of 2003. From December 1999 to May 2002, Mr. Samek served as Vice President and Chief Financial Officer of The Spectranetics Corporation, a publicly held company that develops, manufactures, markets and distributes medical devices. From April 1998 to May 1999, Mr. Samek served as Chief Financial Officer for The Nash Engineering Company, which designs, manufactures and services vacuum pumping systems, with manufacturing locations in Brazil, Korea, China, Canada and the U.S. Prior to joining The Nash Engineering Company, from February 1994 to June 1997, Mr. Samek was Vice President, Finance and Administration, and Chief Financial Officer for Allsteel, Inc., a multi-plant manufacturer of office furniture solutions for global commercial and consumer markets. Prior to joining Allsteel, Mr. Samek held senior management positions with Motorola, Inc. and Deloitte & Touche LLP. Mr. Samek serves as an officer of the Company pursuant to his employment agreement.

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

The Company’s success is dependent on the efforts of its executive officers and key employees including Terry S. Parker, Chief Executive Officer, and A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia. The operations in the Asia-Pacific Region were responsible for approximately 50% of the Company’s revenues for fiscal 2003 and are highly dependent upon relationships with customers and vendors developed by Mr. Horng and other key employees in the Asia-Pacific Region. If Mr. Horng were to depart as Chief Executive Officer of CellStar Asia, the Company’s operations in the Asia-Pacific Region could be materially adversely affected. Although the Company has entered into employment agreements with these officers and several other officers and key employees, there can be no assurance that the Company will be able to retain their services.

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

Available Information

CellStar maintains an Internet website at www.cellstar.com. Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports will be made available, free of charge, at the Company’s website as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller, as well as the Company’s directors, and all employees. The Company’s Business Ethics Policy can be found at its Internet website.

Item 2. Properties

As of November 30, 2003, the Company had a total of 24 operating facilities in the Asia-Pacific Region, 22 of which were leased; and a total of 73 operating facilities in the Latin American Region (including kiosks), all but one of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

The Company’s corporate headquarters are located at 1730 Briercroft Court in Carrollton, Texas. This facility is owned by the Company. In the third quarter of 2003, the Company sold its principal North American Region distribution facility located at 1728 Briercroft Court in Carrollton, Texas. The Company continues to operate in that facility on a lease basis pending its move to a new leased distribution facility in Coppell, Texas. The Company plans to consolidate its distribution operations currently conducted at the 1728 Briercroft location and at another leased facility in Carrollton into the new Coppell distribution facility in May of 2004.

The Company believes that suitable additional space will be available, if necessary, to accommodate future expansion of its operations.

Item 3. Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company has obtained a temporary stay of the proceedings until March 31, 2004, or earlier if the plaintiffs determine that the transaction is likely to proceed prior to March 31, 2004. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. The Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires. The ultimate outcome is not currently predictable.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fiscal quarter ended November 30, 2003.

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

	High	Low
Fiscal Year ended November 30, 2003
Quarter Ended:
February 28, 2003	$6.10	4.31
May 31, 2003	7.61	4.84
August 31, 2003	5.85	3.93
November 30, 2003	14.15	6.02
Fiscal Year ended November 30, 2002
Quarter Ended:
February 28, 2002	$4.80	3.00
May 31, 2002	4.90	3.23
August 31, 2002	4.22	3.05
November 30, 2002	4.80	2.62

As of December 18, 2003, there were 311 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater because a large number of shares are held of record by CEDE & Co.

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

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of November 30, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)		Weighted Average Exercise Price of Outstanding Options(1)	Number of securities Remaining Available for Future Issuance (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,658,408	(2)	$21.42	306,083	(3)
Equity compensation plans not approved by security holders	160,000	(4)(5)	$5.43	—

Total	1,818,408			306,083

(1)	The Company does not have outstanding any warrants or rights to purchase Common Stock, with the exception of rights outstanding pursuant to its amended and restated stockholder rights plan, which rights are offered to all stockholders on a pro rata basis.

(2)	Consists of 1,650,908 shares of Common Stock issued pursuant to the 1993 Amended and Restated Long-Term Incentive Plan (the “1993 Plan”) and its predecessors, and 7,500 shares of Common Stock issued pursuant to the 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the “Directors’ Plan”).
(3)	Consists of 288,083 shares of Common Stock which may be issued pursuant to the 1993 Plan and its predecessors, and 18,000 shares of Common Stock which may be issued pursuant to the Directors’ Plan.
(4)	On July 5, 2001, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share, adjusted to reflect the Reverse Split, to an executive officer. 25% of these options vested immediately upon grant, and the remainder vest in 25% increments thereafter beginning on the first anniversary of the grant date. The options expire on July 4, 2011, unless a termination of service occurs. In addition, the options become immediately vested upon the occurrence of certain events, including termination of employment by the Company without cause, company breach, or as a result of a change in control, as such terms are defined in the executive officer’s employment agreement.
(5)	On September 10, 2002, the Company granted options to purchase 110,000 shares of Common Stock at an exercise price of $3.25 per share to an executive officer. The options vest in 25% increments beginning on the first anniversary of the grant date, provided, however, that none of the shares become exercisable until the plan is approved by stockholders. The options expire on September 9, 2012, unless a termination of service occurs.

Item 6. Selected Consolidated Financial Data

The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2003, were derived from the Company’s audited financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and notes thereto, included in Part IV of this Form 10-K.

	Year Ended November 30,
	2003(3)	2002(3)(4)(5)	2001(3)(6)	2000(3)(7)	1999(3)(8)(9)
	(In thousands, except per share data and operating data)
Statements of Operations Data:
Revenues	$1,793,424	2,062,771	2,314,577	2,325,934	2,212,303
Cost of sales	1,703,781	1,938,829	2,184,849	2,224,287	2,025,400

Gross profit	89,643	123,942	129,728	101,647	186,903
Operating expenses:
Selling, general and administrative expenses	92,128	108,555	110,238	166,336	109,300
Impairment of assets	3,966	3,655	—	12,339	5,480
Severance and exit charges	(710)	2,566	—	—	—
Separation agreement	—	—	5,680	—	—
Restructuring charge (credit)	—	—	750	(157)	3,639

Operating income (loss):	(5,741)	9,166	13,060	(76,871)	68,484

Other income (expense):
Interest expense	(5,555)	(7,561)	(15,396)	(19,105)	(19,025)
Gain (loss) on early extinguishment of debt	—	17,208	(979)	—	—
Equity in income (loss) of affiliated companies, net	—	—	(858)	(1,805)	31,933
Gain (loss) on sale of assets	(144)	—	933	6,200	8,774
Impairment of investment	(85)	(125)	(2,215)	—	—
Other, net	1,038	790	5,012	799	(1,970)

Total other income (expense)	(4,746)	10,312	(13,503)	(13,911)	19,712

Income (loss) from continuing operations before income taxes	(10,487)	19,478	(443)	(90,782)	88,196
Provision (benefit) for income taxes	(4,131)	50,128	842	(22,848)	22,172

Income (loss) from continuing operations	(6,356)	(30,650)	(1,285)	(67,934)	66,024
Discontinued operations	3,770	726	1,835	4,975	3,063
Cumulative effect of a change in accounting principle, net of tax(10)	(17,153)	—	—	—	—

Net income (loss)	$(19,739)	(29,924)	550	(62,959)	69,087

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.31)	(2.50)	(0.10)	(5.65)	5.52
Discontinued operations	0.18	0.06	0.15	0.41	0.26
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—	—	—	—

Net income (loss)	$(0.97)	(2.44)	0.05	(5.24)	5.78

Diluted:
Income (loss) from continuing operations	$(0.31)	(2.50)	(0.10)	(5.65)	5.38
Discontinued operations	0.18	0.06	0.15	0.41	0.23
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—	—	—	—

Net income (loss)	$(0.97)	(2.44)	0.05	(5.24)	5.61

Weighted average number of shares:(1)(2)
Basic	20,354	12,268	12,028	12,026	11,952
Diluted	20,354	12,268	12,028	12,026	13,118
Operating Data:
International revenues, including export sales, as a percentage of revenue	70.5%	72.9	75.0	78.5	83.0

	Year Ended November 30,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$151,023	141,854	116,892	264,380	332,841
Total assets	548,295	515,591	646,070	858,824	706,438
Notes payable and current portion of long-term debt	107,797	53,347	202,644	127,128	50,609
Long-term debt, less current portion	12,374	12,374	—	150,000	150,000
Stockholders’ equity	176,502	194,331	184,210	185,583	250,524

(1)	Common stock amounts have been retroactively adjusted to give effect to the one-for-five reverse stock split effective February 22, 2002.
(2)	On February 20, 2002, the Company issued, in an exchange offer, $39.1 million in 5% senior subordinated convertible notes which were converted into 7.8 million shares of common stock as of November 30, 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).
(3)	On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash, of which $8.6 million had been received as of November 30, 2003 and $1.7 million in December 2003. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million for the three months ended November 30, 2003. As a result of the sale of the Sweden operations, the Company reduced its accrual for the taxes on the undistributed earnings from these operations by $2.0 million.

In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

(4)	In the second quarter of 2002, the Company decided, as part of its plan to reposition its operations, to exit the U.K., Peru, and Argentina markets as soon as practicable. The Company recorded a net charge for the year ended November 30, 2002 of $6.7 million related to this decision. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations—Repositioning of Operations.”
(5)	In the fourth quarter of 2002, the Company recorded tax expense of $44.2 million related to undistributed earnings in its non-U.S. subsidiaries which were previously considered permanently reinvested.
(6)	On July 6, 2001, the Company announced that Alan H. Goldfield had retired effective immediately from the position of Chairman and Chief Executive Officer and recorded an expense of $5.7 million related to the separation agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2002 Compared to Fiscal 2001—Separation Agreement.”
(7)	For the year ended November 30, 2000, the Company recorded a $12.3 million charge for impairment of assets primarily related to its operations in Venezuela and Peru.
(8)	In the fourth quarter of 1999, based on the market conditions in Poland, the Company decided to sell its operations in Poland. The sale was completed in 2000 resulting in a gain of $0.2 million. The Company recorded an impairment charge of $5.5 million, including a $4.5 million write-down of goodwill to reduce the carrying value of the assets of the operations in Poland to their estimated fair value. Revenues for the operations in Poland were $2.2 million and $7.4 million for the years ended November 30, 2000 and 1999, respectively.
(9)

As part of the Company’s strategy to streamline its organizational structure, beginning in the second quarter of 1999 the Company reorganized and consolidated the management of the Company’s Latin American and

North American Regions and centralized the management in the Company’s Asia-Pacific Region. As a result, the consolidated statement of operations for the year ended November 30, 1999 includes a charge of $3.6 million related to the reorganization. Of the total costs, $0.8 million consisted of non-cash outlays and the remaining $2.8 million consisted of cash outlays, which were paid in full by November 30, 2000. The components of the restructuring charge were as follows (in thousands):

Employee termination costs	$2,373
Write-down of assets	760
Other	506

$3,639

(10)	Effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002 and recorded a charge of $17.2 million related to the adoption of this statement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North American and Latin American Regions. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers. The Company’s revenues for the year ended November 30, 2003 were $1,793.4 million, a decrease of $269.4 million, compared to $2,062.8 million in 2002. The decline was primarily due to a decline in the Asia-Pacific Region of $218.0 million, resulting from reduced consumer spending due to the spread of SARS and market competition between the Company’s suppliers and the local Chinese manufacturers, the combination of these factors resulting in excess inventory throughout the wireless handset distribution channel in China. The remaining decrease in revenues is attributable to the closure of the Company’s U.K. operations in the third quarter of 2002, which provided $47.5 million in revenue in fiscal 2002, and a decrease in revenues in the North American Region of $29.0 million. The decrease in North America was primarily attributable to the region’s largest customer being converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, and also significant volume reductions with that customer. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for this customer as well as its indirect sales channels when the current agreement related to this service expires on February 25, 2004. Company management believes that the pricing requested by this customer going forward would not have met the Company’s desired profitability. The Company had provided those services for the customer since 1998. Revenues from the customer and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003.

Gross profit decreased from $123.9 million (6.0% of revenues) in 2002 to $89.6 million (5.0% of revenues) in 2003, resulting from lower margins in Asia due to competitive market conditions as a result of excess inventory in the distribution channel and due to a reduction in incentives from manufacturers. Selling, general and administrative expenses decreased $16.5 million from $108.6 million (5.3% of revenues) in 2002 to $92.1 million (5.1% of revenues) in 2003. The Company has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The Company had a tax benefit of $4.1 million in 2003 compared to an expense of $50.1 million in 2002. The decrease in tax expense is primarily a result of the Company providing for taxes of $42.2 million in 2002 on the undistributed earnings in the Asia-Pacific Region, which were previously considered to be permanently reinvested. The Company had a loss from continuing operations of $6.4 million, or $0.31 per diluted share, in 2003, compared to a loss of $30.7 million, or $2.50 per diluted share, in 2002.

Discontinued operations for the Company were $3.8 million, or $0.18 per diluted share, in 2003, compared to $0.7 million, or $0.06 per diluted share, in 2002. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. In October 2003, the Company sold its Sweden operations to AxCom AB.

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

The Company reported a net loss for the year ended 2003 of $19.7 million, or $0.97 per diluted share, compared to a net loss of $29.9 million, or $2.44 per diluted share, in 2002.

On October 2, 2003, the Company announced that it had promoted Chief Financial Officer Robert Kaiser to the position of President and Chief Operating Officer. The Company also announced that it had named Paul C. Samek as Senior Vice President and Chief Financial Officer.

Asia-Pacific

On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included the CellStar Asia Transaction as a stockholder proposal. The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, Cellstar International Corporation/Asia (“CellStar International”). If approved by stockholders, the divestiture would have been accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited. The newly formed entity would have then effected the IPO of its shares on the SEHK.

On May 1, 2003, the Company announced that it was delaying the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of SARS, which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million of IPO costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor, UBS Warburg, are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will file a proxy statement to describe the transaction and schedule a stockholders’ meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before any transaction can occur. Accordingly, there can be no assurance of the timing of a transaction or that any transaction will occur.

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

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations to local management at approximately book value and closed the U.K. operations, except for certain administrative matters. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the U.K. tax authorities, the valuation allowance was reversed on a tax receivable. The fiscal year ended November 30, 2003 includes a reversal of an allowance of $0.4 million related to the closure of the U.K. operations as the amounts collected on accounts receivable exceeded the original estimates. Fiscal 2003 also includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operations, as the lease has been assigned to a third party. The following table summarizes the income statement classification of the charge through November 30, 2003 (in thousands):

	Initial Charge	Change in Estimates
	Three Months Ended May 31, 2002	Six Months Ended November 30, 2002	Year Ended November 30, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	1,125
Selling, general and administrative	1,691	(588)	(433)	670
Impairment of assets	3,655	—	—	3,655
Severance and exit charges	2,566	—	(710)	1,856

Total charge	10,168	(1,719)	(1,143)	7,306
Tax benefit	(184)	(1,541)	—	(1,725)

Net charge	$9,984	(3,260)	(1,143)	5,581

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash, of which $8.6 million had been received as of November 30, 2003 and $1.7 million in December 2003. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million for the three months ended November 30, 2003. As a result of the sale of the Sweden operations, the Company reduced its accrual for taxes on the undistributed earnings from these operations by $2.0 million.

In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Other

The Company derives substantially all revenues from net product sales, which includes sales of handsets and other wireless communications products. The Company also derives revenues from value-added services, including activations, residual income, and prepaid wireless services, none of which accounted for 10% of consolidated revenues. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid by a wireless carrier to the Company when a customer initially subscribes for the carrier’s wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the captions “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

	2003	2002	2001
Revenues	100.0%	100.0	100.0
Cost of sales	95.0	94.0	94.4

Gross profit	5.0	6.0	5.6
Selling, general and administrative expenses	5.1	5.3	4.8
Impairment of assets	0.2	0.2	—
Severance and exit charges	—	0.1	—
Separation agreement	—	—	0.2
Restructuring charge	—	—	—

Operating income (loss)	(0.3)	0.4	0.6

Other income (expense):
Interest expense	(0.3)	(0.4)	(0.7)
Gain on early extinguishment of debt	—	0.9	—
Equity in income (loss) of affiliated companies, net	—	—	—
Gain (loss) on sale of assets	—	—	—
Impairment of investment	—	—	(0.1)
Other, net	0.1	—	0.2

Total other income (expense)	(0.2)	0.5	(0.6)

Income (loss) from continuing operations before income taxes	(0.5)	0.9	—
Provision (benefit) for income taxes	(0.2)	2.4	—

Income (loss) from continuing operations	(0.3)	(1.5)	—
Discontinued operations	0.2	—	—

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.1)	(1.5)	—

Cumulative effect of a change in accounting principle, net of tax	(1.0)	—	—

Net income (loss)	(1.1)%	(1.5)	—

The amount of revenues and the approximate percentages of revenues attributable to the Company’s operations by region for the past three fiscal years are shown below:

	2003		2002		2001
	(in thousands, except percentages)
Asia-Pacific Region	$897,542	50%	1,115,499	54%	1,213,454	52%
North American Region	529,204	30	558,173	27	578,612	25
Latin American Region	366,678	20	341,632	17	411,079	18
European Region	—	—	47,467	2	111,432	5

Total	$1,793,424	100%	2,062,771	100%	2,314,577	100%

Revenues from the Company’s Miami operations have been classified as Latin American Region revenues as these revenues are primarily exports to Latin American countries, either by the Company or by exporter customers.

Fiscal 2003 Compared to Fiscal 2002

Revenues. The Company’s revenues decreased $269.4 million, or 13.1%, from $2,062.8 million to $1,793.4 million. The Company sold 11.3 million handsets for the year ended November 30, 2003 compared to 12.8 million in 2002. The average selling price of handsets for 2003 was $146 compared to $148 in 2002.

The Company’s operations in the Asia-Pacific Region contributed $897.5 million in 2003, a decrease of $218.0 million, compared to $1,115.5 million in 2002. Revenues in the PRC were $700.9 million, a decrease of $181.1 million, or 20.5%, from $882.0 million. The consumer markets in the PRC were severely affected by the spread of SARS during the second and the beginning of the third quarters of 2003. Consumer purchases of wireless handsets were impacted during this period as the effects of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. Gartner, a technology research and advisory firm, estimates that as of January, 2004, Chinese handset makers accounted for approximately 38% of the country’s wireless market. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is working to increase its product offerings and to expand its supplier base with viable partners that offers quality products at competitive prices. In January 2003, the Company entered into an agreement with a subsidiary of NEC Corporation that has provided and is expected to continue to provide the Company with an expanded range of product. Also, the Company recently began shipping product in the PRC manufactured by Shanghai DBTEL Industry Co., Ltd (“DBTEL”). The Company does not have a formal contract with DBTEL and is currently buying from DBTEL on a purchase order basis.

Revenues from the Company’s operations in Hong Kong decreased from $38.9 million in 2002 to $25.8 million in 2003. As the availability in the PRC of in-country manufactured product has increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of the PRC have decreased. Additionally, in the first quarter of 2002, the Company’s primary supplier in Hong Kong significantly reduced the supply of product available in Hong Kong to encourage the purchase in the PRC of the supplier’s in-country manufactured product. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore decreased from $139.2 million in 2002 to $126.1 million in 2003. Revenues from Taiwan were $30.0 million in 2002 compared to $15.0 million in 2003, primarily due to spot sales in the fourth quarter of 2002, which were not expected to occur on a continuous basis. Revenues in The Philippines increased from $25.1 million in 2002 to $29.4 million in 2003.

North American Region revenues were $529.2 million in 2003, a decrease of $29.0 million compared to $558.2 million in 2002. The decrease was primarily due to lower product sales in 2003 from one of the region’s largest customers which were converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, and significant volume reductions with that customer, offset by an increase in revenues from regional carrier customers.

In the fourth quarter of 2002, the parent of this customer announced that some of the customer’s lenders under its vendor credit facilities had ceased funding new loan requests and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. Revenues in 2003 decreased as the Company received fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The impact on net income was dependent upon the volume of fulfillment activity and the amount of fulfillment fees received compared to the gross margin on product sales. The fulfillment fees received in 2003 under the new agreement did not equal historical gross profit.

In January 2004, the Company announced that it would cease providing fulfillment and logistics services for this customer as well as its indirect sales channels when the current agreement related to this service expires on February 25, 2004. Company management believes that the pricing requested by this customer going forward would not have met the Company’s desired profitability. The Company had provided those services for the customer since 1998. Revenues from the customer and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003.

The Company’s operations in the Latin American Region provided $366.7 million of revenues in 2003, compared to $341.6 million in 2002, a $25.1 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $188.5 million in 2003 compared to $185.6 million in 2002. Revenues from the Company’s Mexico operations were primarily from two carrier customers. In 2003, the Company experienced an increase of $54.6 million with one of its carrier customers, while at the same time reducing its relationship with the other carrier customer, resulting in a decrease of $26.9 million in 2003. These actions are part of the Company’s ongoing evaluations of its customers and continued emphasis on its strategy of maintaining a desired level of profitability with each customer. Revenues from the Company’s Colombia operations decreased to $45.7 million in 2003 from $78.6 million in 2002 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. Revenues from the Company’s Miami export operations were $118.2 million compared to $55.2 million a year ago primarily due to this shift as well as to increased business with customers in Central America and the Caribbean. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product at historical levels, and is currently purchasing product directly from a Korean manufacturer. The Company believes, if and when the major carrier customer begins promoting Motorola product, it is well positioned to meet such demand from its Miami facility. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment. Revenues from the Company’s operations in Chile were $14.3 million in 2003 compared to $5.7 million in 2002, primarily due to increased product sales to carriers. This increase was due to spot sales in the second and fourth quarters of 2003, which are not expected to occur on a continuous basis. The Company’s operations in Chile are primarily service oriented. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $16.5 million for the year ended November 30, 2002.

The Company’s European Region operations recorded revenues of $47.5 million in 2002, all from the Company’s U.K. operations, which were closed in the third quarter of 2002. In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Gross Profit. Gross profit decreased $34.3 million from $123.9 million to $89.6 million. Gross profit as a percentage of revenues was 5.0% for the year ended November 30, 2003, compared to 6.0% for the year ended November 30, 2002. The lower gross profit as a percentage of revenues resulted from lower margins in Asia due to competitive market conditions as a result of excess inventory in the distribution channels, and also due to a reduction in incentives from certain manufacturers in the Company’s Asia-Pacific Region. In addition, in the first half of 2003, the Company had significant gross profit in the PRC from several key new products including a new NEC product. The Company recorded a $4.3 million write-down in the fourth quarter of 2003 for certain slow moving inventory in the PRC.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.5 million from $108.6 million to $92.1 million. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru and Argentina, which were exited or divested in the third quarter of 2002, were $7.1 million in 2002. The remaining decrease is primarily attributed to reductions in payroll and benefits, advertising and marketing and insurance premiums, offset by $4.0 million of expenses related to the CellStar Asia Transaction which was delayed due to SARS as well as an increase in accounting fees. Selling, general, and administrative expenses in 2002 included a $1.1 million charge associated with the closure of the Company’s operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company’s decision to exit these operations. Fiscal year 2002 included $1.1 million in senior management transition costs. In the fourth quarter of 2002, the Company recorded a charge of $1.5 million related to a value-added tax asset in Mexico. Selling, general and administrative expenses as a percentage of revenues were 5.1% for 2003 and 5.3% for 2002.

Impairment of Assets. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product at historical levels and is currently purchasing product directly from a Korean manufacturer. The Company believes if and when the major carrier customer begins promoting Motorola product, it is well positioned to meet such demand from its Miami facility. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment. In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the U.K., Peru and Argentina as soon as practicable. As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002. The impairment charge included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations, and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

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

The severance and exit charges consist of the following (in thousands):

	Three Months Ended May 31, 2002	Three Months Ended August 31, 2003	Net Charge
Severance—80 employees	$1,626	—	1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	(710)	1,856

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

Impairment of Investment. The Company recorded a $0.1 million impairment charge in the fourth quarter of 2003 to reduce the carrying value of its 3.5% investment in a Taiwan retailer. The Company purchased its 3.5% investment in the Taiwan retailer in January of 2000 for $4.1 million. The Taiwan retailer’s common stock is not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounts for the investment on the cost basis. The Company uses the information it receives from an Asian market that is similar to an over-the-counter market in the U.S. as a means of monitoring its investment for other than temporary impairment. Initially, the trading price increased significantly (90% above the Company’s cost during the first quarter of 2000). During the third quarter of 2000, the price began to decrease but was still above the Company’s cost by almost 33%. This downward trend continued into the third quarter of 2001. In addition, the overall Taiwan stock market declined over 50% from January 2000 to August 2001. Beginning with the retailer’s first quarter of 2001, the Company also began to receive and review the operating results of the Taiwan retailer on a quarterly basis. The Company’s results in Taiwan also declined during this time period which management believed reflected the economic and political environment in Taiwan. Until the third quarter of 2001, management believed these declines were temporary and that conditions would soon improve. During the third quarter of 2001, based on the continuing decline in the trading price, the Taiwan stock exchange, and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. Accordingly, the Company recorded an impairment charge of $2.2 million in the third quarter of 2001 to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2002 and recorded a charge of $0.1 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company’s remaining investment of $1.7 million at November 30, 2003 is included in other assets in the consolidated balance sheet.

Interest Expense. Interest expense decreased to $5.6 million in 2003 from $7.6 million in 2002. This decrease was primarily a result of the completion of the Company’s exchange offer on February 20, 2002.

Gain on Early Extinguishment of Debt. In 2002, the Company had a gain of $17.2 million primarily related to the Company’s exchange offer (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources).

Loss on Sale of Asset. In 2003, the Company recorded a loss of $0.1 million associated with the sale of one of the Company’s facilities in Carrollton, Texas. The Company continues to operate in that facility on a lease basis pending its move to a new facility in Coppell, Texas. The Company plans to consolidate its distribution operations currently conducted at the 1728 Briercroft location and at another lease facility in Carrollton into the new Coppell distribution facility in May of 2004.

Other, Net. Other, net, was $1.0 million in 2003 compared to $0.8 million in 2002.

Income Taxes. Income tax expense decreased from an expense of $50.1 million in 2002 to a benefit of $4.1 million in 2003. The decrease in 2003 is primarily a result of a change in the Company’s historical accounting treatment for its undistributed earnings of its Asia-Pacific Region subsidiaries in 2002. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to divesting its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company accrued U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2003, the Company has net operating loss carryforwards in the U.S. of approximately $64.5 million, which will begin to expire in 2018. The Company believes it will be able to utilize a significant portion to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company could have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002 of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

As a result of the exchange offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue code. The Company may have limitations beginning with the year ended November 30, 2002 on the utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Discontinued Operations. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operation to AxCom AB. The purchase price was $10.9 million. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million for the three months ended November 30, 2003 and reduced its accrual for the taxes on the undistributed earnings of the Sweden operations by $2.0 million. The results of the discontinued operations in Sweden and The Netherlands are as follows (in thousands):

	Year Ended November 30,
	2003	2002
Revenues	$105,119	133,843
Cost of sales	99,959	126,977

Gross profit	5,160	6,866
Selling, general and administrative expenses	3,499	4,097
Impairment of assets	763	—

Operating income	898	2,769

Other income (expense):
Interest expense	(350)	—
Gain on sale of assets	818	—
Other, net	564	1,141

Total other income (expense)	1,032	1,141

Income before income taxes	1,930	3,910
Provision (benefit) for income taxes	(1,840)	3,184

Total discontinued operations	$3,770	726

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

Fiscal 2002 Compared to Fiscal 2001

Revenues. The Company’s revenues decreased $251.8 million, from $2,314.6 million in 2001 to $2,062.8 million in 2002. The Company sold 12.8 million handsets in the fiscal year ended November 30, 2002 compared to 13.1 million in 2001. The average selling price of handsets in 2002 was $148 compared to $161 in 2001.

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

The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola. In the second half of 2002, Nokia and Motorola lost market share to the local Chinese manufacturers as the local manufacturers had more low priced handsets. Historically, carriers in China have not subsidized the sale of handsets in connection with activations as is frequently done in the U.S. market. As the Chinese market shifts toward less expensive handsets, the Company’s sales of higher-end handsets have been negatively impacted. The Company did not have supply agreements with manufacturers of low-end handsets in fiscal 2002 or 2001.

Revenues from the Company’s operations in Hong Kong decreased from $172.9 million to $38.9 million. As the availability in China of in-country manufactured product has increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of China decreased. Additionally, the Company’s primary supplier in Hong Kong significantly reduced the supply of product available in Hong Kong to encourage the purchase in China of the supplier’s in-country manufactured product. Revenues from the Company’s operations in Singapore increased $48.8 million to $139.2 million, or 54.0%, due to carrier promotions and increased sales to customers in the India, Malaysia, and Middle Eastern markets. Revenues from the Taiwan operations were $30.0 million, compared to $29.2 million in 2001. The Company’s supplier base in Taiwan is limited, and there were no compelling new products from its major supplier. The Company’s operations in Taiwan were also affected by the high market penetration rate. Revenues in The Philippines declined from $44.1 million to $25.1 million, primarily due to a large customer purchasing directly from the manufacturer.

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

In October of 2002, the Company entered into an agreement with the customer to convert its current business relationship to a primarily consignment relationship. The new business model did not have a significant impact on fiscal 2002 revenue. By converting to a primarily consignment relationship, the Company reduced its accounts receivable exposure. The Company also reduced working capital requirements since the Company would not be required to purchase and hold inventory for that segment of the business relationship.

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

The Company’s European Region operations recorded revenues of $47.5 million, a decrease of $63.9 million, from $111.4 million in 2001. Revenues from the Company’s U.K. operations, which were closed in the third quarter of 2002, were $47.5 million in 2002 and $111.4 million in 2001. In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Gross Profit. Gross profit decreased $5.8 million from $129.7 million to $123.9 million. Gross profit as a percentage of revenues was 6.0% for fiscal 2002 compared to 5.6% for the prior year. Gross profit as a percentage of revenues improved primarily as a result of additional incentives received from manufacturers and changes in the Company’s geographic mix of revenues. Cost of sales in 2002 included a $1.1 million charge related to inventory, the marketability of which was negatively impacted by the Company’s decision to exit the U.K., Peru and Argentina operations. The Company recovered $0.9 million in cash associated with third party theft and fraud losses in the U.K. in 2000. This recovery is recorded as a reduction of cost of sales in the fourth quarter of 2002.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.6 million from $110.2 million to $108.6 million. This decrease was primarily attributable to a decrease in payroll and benefits of $1.6 million, and bad debt expense of $2.2 million, offset partially by an increase in insurance premiums. Bad debt expense was $4.4 million and $6.6 million in 2002 and 2001, respectively. Bad debt expense in 2001 included a recovery of $3.9 million related to a receivable from a satellite handset customer, which was reserved in the fourth quarter of 2000. Selling, general, and administrative expenses in 2002 included a $1.1 million charge associated with the closure of the Company’s operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company’s decision to exit these operations. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru, and Argentina were $7.1 million and $11.3 million in 2002 and 2001, respectively. Fiscal year 2002 included $1.1 million in senior management transition costs. In the fourth quarter of 2001, the Company recorded a charge of $3.0 million related to a value-added tax asset in Mexico, the recoverability of which was uncertain. In the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million related to an additional portion of the value-added tax asset. Selling, general, and administrative expenses as a percentage of revenues were 5.3% and 4.8%, in 2002 and 2001, respectively.

Impairment of Assets. In the second quarter of 2002, the Company decided as part of its plan to reposition its operations to exit the U.K., Peru and Argentina. As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, all of which consisted of cash outlays, $1.8 million had been paid or settled as part of the transfer of the company’s Peru and Argentina operations to local management and the shutdown of the U.K. operations and $0.8 million had not been paid as of November 30, 2002. The remaining $0.8 million was related to lease payments associated with the U.K. operations, which were subsequently reversed.

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

Gain (Loss) on Early Extinguishment of Debt. In 2002, the Company had a gain of $17.2 million primarily related to the Company’s exchange offer. (See Note (11) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). In 2001, as a result of the early termination of its previously-existing revolving credit facility, the Company had a loss of $1.0 million, primarily related to the write off of deferred loan costs related to the facility.

Equity in Loss of Affiliated Companies. Equity in loss of affiliated companies was $0.8 million in 2001 primarily due to losses from the Company’s 49% minority interest in CellStar Amtel Sdn Bhd (“CellStar Amtel”), a Malaysian Company. As a result of the deterioration in the Malaysia market, the Company divested its ownership in the third quarter of 2002.

Gain on Sale of Assets. During the first quarter of 2001, the Company recorded a gain on sale of assets of $0.9 million primarily associated with the sale of its Venezuela operations in December 2000.

Impairment of Investment. The Company recorded a $2.2 million and a $0.1 million impairment charge in the third quarter of 2001 and fourth quarter of 2002, respectively, to reduce the carrying value of its 3.5% investment in a Taiwan retailer. The Company purchased its 3.5% investment in the Taiwan retailer in January of 2000 for $4.1 million. The Taiwan retailer’s common stock is not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounts for the investment on the cost basis. The Company uses the information it receives from an Asian market that is similar to an over-the-counter market in the U.S. as a means of monitoring its investment for other than temporary impairment. Initially, the trading price increased significantly (90% above the Company’s cost during the first quarter of 2000). During the third quarter of 2000, the price began to decrease but was still above the Company’s cost by almost 33%. This downward trend continued into the third quarter of 2001. In addition, the overall Taiwan stock market declined over 50% from January 2000 to August 2001. Beginning with the retailer’s first quarter of 2001, the Company also began to receive and review the operating results of the Taiwan retailer on a quarterly basis. The Company’s results in Taiwan also declined during this time period which management believed reflected the economic and political environment in Taiwan. Until the third quarter of 2001, management believed these declines were temporary and that conditions would soon improve. During the third quarter of 2001, based on the continuing decline in the trading price, the Taiwan stock exchange, and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. Accordingly, the Company recorded an impairment charge of $2.2 million in the third quarter of 2001 to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2002 and recorded a charge of $0.1 million to write-down the Company’s investment. The Company’s remaining investment of $1.8 million at November 30, 2002 is included in other assets in the consolidated balance sheet.

Other, Net. Other, net decreased $4.2 million, from income of $5.0 million to income of $0.8 million, primarily due to a gain of $1.3 million in 2001 on foreign currencies compared to a loss of $0.4 million in 2002, and to a reduction in interest income from $3.0 million in 2001 compared to $1.2 million in 2002.

Income Taxes. Income tax expense increased from an expense of $0.8 million in 2001 to an expense of $50.1 million in 2002. The increase in 2002 is primarily a result of a change in the Company’s historical accounting treatment for its undistributed earnings of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to divesting its Asia-Pacific Region, the Company accrued U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

Discontinued Operations. On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. In October 2003, the Company sold its Sweden operation to AxCom AB. Consistent with the change in historical accounting treatment for undistributed earnings discussed above, the Company recorded U.S. Federal income taxes of approximately $2.0 million in the fourth quarter of 2002 for previously undistributed earnings from Sweden and The Netherlands. These previously undistributed earnings were no longer considered permanently reinvested following the completion of the Company’s evaluations of these markets. In conjunction with the Sweden sale in the fourth quarter of 2003, the Company reversed $2.0 million of U.S. Federal income taxes it had recorded in the fourth quarter of 2002 associated with previously undistributed earnings from its Sweden operations. The results of the discontinued operations in Sweden and The Netherlands are as follows (in the thousands):

	Year Ended November 30,
	2002	2001
Revenues	$133,843	119,226
Cost of sales	126,977	113,128

Gross profit	6,866	6,098
Selling, general and administrative expenses	4,097	3,547

Operating income	2,769	2,551

Other income (expense):
Other, net	1,141	289

Total other income (expense)	1,141	289

Income before income taxes	3,910	2,840
Provision for income taxes	3,184	1,005

Total discontinued operations	$726	1,835

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at November 30, 2003 (amounts in thousands):

	Total	Payments Due By Period
		Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Contractual obligations
Notes payable
Revolving credit facility (variable interest, 5.0% at November 30, 2003)	$19,305	19,305	—	—	—
People’s Republic of China notes payables and credit facilities (0.0% to 5.04% at November 30, 2003)	88,492	88,492	—	—	—
12% senior subordinated notes	12,374	—	—	12,374	—
Operating leases	8,972	2,962	3,980	2,030	—

Total contractual obligations	$129,143	110,759	3,980	14,404	—

During the year ended November 30, 2003, the Company relied primarily on cash available at November 30, 2002, funds generated from operations, borrowings under its credit facilities and cash generated from the closure and/or divestiture of certain of its operations to fund working capital, capital expenditures and expansions.

On October 15, 1997, the Company entered into a five year $135.0 million Multicurrency Revolving Credit Facility (the “Facility”) with a syndicate of banks. During the fiscal year ended November 30, 1999, the amount of the Facility was reduced from $135.0 million to $115.0 million due to the release of a syndication member bank. The Company entered into three amendments during fiscal year 2000 and two additional amendments during the first quarter of 2001 to allow it to remain in compliance with certain covenants.

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

In September 2001, the Company negotiated a five-year, $60.0 million Loan and Security Agreement (Revolving Credit Facility, the “New Facility”) with a bank and terminated the previously existing Facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowers the applicable interest rate margin by 25 basis points from its level at August 31, 2001, and provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

Funding under the New Facility is limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The New Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s convertible notes, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the New Facility prior to maturity, the Company would incur a termination fee. The termination fee is currently $2.6 million and decreases by $0.9 million each anniversary date. As of November 30, 2003, the Company had borrowed $19.3 million under the New Facility and had an availability of $43.2 million.

In connection with the Company’s decision to reposition its operations (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations—Repositioning of Operations”), the New Facility was amended in May 2002 to allow the Company to pursue its exit strategy from the U.K., Peru and Argentina, and any similar decision the Company may make with respect to the balance of its European and Latin American markets, excluding Mexico and Miami.

On February 6, 2003, the Company finalized an amendment to the New Facility that allowed for the exclusion of certain charges from certain financial covenants in the loan agreement related to credit facilities that it may establish in its Mexico operations. On February 28, 2003, the Company completed an amendment to the New Facility that allowed for the exclusion of U.S. Federal income taxes on undistributed earnings associated with the Company’s Asia-Pacific Region from certain financial covenants in the loan agreement.

On February 24, 2004, the Company finalized an amendment to the New Facility that modified a financial covenant relating to interest coverage in its operations in Latin America, effective as of November 30, 2003. The Company would not have been in compliance with this covenant for the quarter ended November 30, 2003, had this amendment not been finalized.

As of January 31, 2004, the Company had borrowed $25.5 million under the New Facility and had an availability of $18.6 million.

At November 30, 2003, the Company’s operations in the PRC had various short-term borrowing facilities totaling approximately 732 million RMB (approximately USD $88.5 million), all of which had been borrowed. Interest rates range from 0.00% to 5.04%, and have maturity dates through April 2004. The borrowing facilities are collateralized by cash deposits in the PRC of $83.9 million RMB (approximately USD $10.1 million) and USD $5.5 million in Hong Kong, as well as approximately $30.5 million of the Company’s PRC accounts receivable. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms. There can be no assurance that these facilities will be renewed in the future. Although the Company has no additional borrowing capacity under the existing facilities, the Company believes that it will continue to have access to additional facilities as needed. However, there can be no assurance that these facilities will continue to be available at rates acceptable to the Company. CellStar Shanghai also has assigned the proceeds from $5.8 million of bank notes received from customers to various suppliers.

At December 31, 2003, the Company’s operations in the PRC had borrowings of $99.4 million. The borrowings were similarly either fully or partially collateralized as described above by cash deposits or by PRC accounts receivable.

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The Company completed the divestiture of its Sweden operations in October 2003, and the acquirer assumed the debt under the credit facility. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”).

The Company entered into a 6.0 million Euro (approximately USD $6.2 million) credit facility on December 20, 2002 in The Netherlands. In March 2003, the company completed the sale of its Netherlands operation to a group that included local management and the acquirer assumed the debt under the credit facility. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations”).

The Company currently has three facilities in Taiwan. Two facilities are for the factoring of accounts receivable and total NTD 170 million (approximately USD $5.0 million). The third facility is for New Taiwan

Dollar (“NTD”) 50 million (approximately USD $1.5 million) and is collateralized by real property owned in Taiwan. The interest rates range from 2.6% to 5.0% and the facilities have maturities ranging from December 2003 to September 2004. There were no borrowings in Taiwan at November 30, 2003.

In Singapore, the Company has a banker’s guarantee line that totals Singapore Dollar (“SGD”) 4 million (approximately USD $2.4 million). In order to utilize the line, a cash deposit of SGD 750 thousand (approximately USD $450 thousand) would be required. There is no interest on this facility and it matures in February 2004. There were no borrowings in Singapore at November 30, 2003.

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

On February 20, 2002, the Company completed the Exchange Offer for its Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes and $39.1 million of Senior Convertible Notes. Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged. The Company recognized a gain of $11.0 million after-tax in 2002 as a result of the exchange.

Between February 20, 2002, and July 29, 2002, the Company purchased, for a combination of cash and its common stock, $4.5 million of its Subordinated Notes. On October 15, 2002, the Company redeemed at maturity, for cash, the remaining $16.9 million of its Subordinated Notes.

The $39.1 million of Senior Convertible Notes were mandatorily convertible into the Company’s common stock on November 30, 2002, and bore interest at 5%, payable semi-annually in arrears, in either cash or stock, at the Company’s option, on August 15, 2002, and November 30, 2002. The Senior Convertible Notes were converted into 7.8 million shares of the Company’s common stock at a conversion price of $5.00 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002).

At November 30, 2003, long-term debt consisted of $12.4 million of the Company’s Senior Notes. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Cash, cash equivalents, and restricted cash at November 30, 2003 were $55.6 million, compared to $53.0 million at November 30, 2002.

Compared to November 30, 2002, accounts receivable increased from $175.1 million to $214.8 million at November 30, 2003. Accounts receivable days sales outstanding for fiscal year 2003, based on monthly accounts receivable balances, were 36.1, compared to 31.5 for fiscal year 2002 due to an increase in days sales outstanding in the PRC, primarily due to SARS. Inventories increased to $167.8 million at November 30, 2003, from $163.2 million at November 30, 2002. Inventory turns for fiscal year 2003, based on monthly inventory balances, were 9.9 turns per year, compared to 10.4 for fiscal year 2002. Accounts payable increased to $186.5 million at November 30, 2003, compared to $166.1 million at November 30, 2002. The Company experienced a decrease in accounts receivable, inventory and accounts payable of approximately $17.3 million, $12.1 million and $15.1 million, respectively, from November 30, 2002, to November 30, 2003, due to the divestiture of the Company’s Sweden and The Netherlands operations during 2003. Accounts receivable have increased by $50.3 million in its PRC operations compared to November 30, 2002, primarily due to an increase in revenues in the fourth quarter of 2003.

As a result of increased revenues in the Company’s PRC operations, and to a lesser extent, in its U.S. and Miami operations, in the fourth quarter of 2003 compared to 2002, the Company has experienced increases in the level of accounts receivable in those operations totaling $73.7 million. This increase in accounts receivable has caused the Company’s cash flow from operating activities to be a net use of cash of $70.8 million. The Company believes that these changes are in the normal course of business and should not materially affect the Company’s liquidity.

Management of the Company has made a number of estimates and assumptions related to the reporting of the allowance for doubtful accounts and the reserve for inventory obsolescence in preparation of the consolidated financial statements in conformity with generally accepted accounting principles. In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, the financial condition of the customer, economic conditions in the customer’s country and industry conditions. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions and economic conditions. In assessing the inventory reserve, management also considers price protection credits or other incentives the Company expects to receive from the vendor. Actual amounts could differ significantly from management’s estimates.

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

International Operations

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, potentially unstable channels of distribution, increased credit risks, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates.

In addition to the factors listed above, threats of terrorist acts, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

Asia-Pacific

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of its common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of the Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC which included the CellStar Asia Transaction as a stockholder proposal. The Company’s Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, CellStar International. If approved, the divestiture will be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited. The newly formed entity would then effect the IPO of its shares on the Stock Exchange of Hong Kong.

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of SARS, which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million of previously deferred costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor, UBS Warburg, are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will file a preliminary proxy statement to describe the transaction and schedule a stockholders’ meeting to seek approval for such transaction.

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before the transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

The Company began exploring possible methods of realizing the value of its operations in the Greater China Operations in late Spring 2002. In June 2002, the Company engaged the Hong Kong and Shanghai Banking Corporation Limited to act as the lead underwriter if the Company decided to pursue an IPO. In July 2002, the Company engaged UBS Warburg to act as financial advisor to the Company to assist the Company in evaluating and structuring a potential offering as well as to review other possible transactions which could achieve the Company’s goals. In July 2002, the Company entered into a new employment agreement with A.S. Horng, Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited, in anticipation of the expiration of the existing employment agreement in January 2003. As an incentive for Mr. Horng to enter into such agreement, the Company agreed to pay a signing bonus of $1.5 million, and also agreed to pay an additional bonus in the amount of $1.5 million upon the successful completion of any public offering related to the Asia-Pacific Region. In September 2002, the Company engaged Raymond James & Associates, Inc. (“Raymond James”) as an additional financial advisor to advise the Board on the fairness of a proposed transaction. In September 2002, the Company submitted an outline of the proposed structure for the IPO to the SEHK seeking informal approval of the proposed structure. Throughout the period from September 2002 to January 2003, the Company was responding to comments and concerns of the SEHK. In January 2003, the SEHK advised the Company that it had tentatively approved the proposed structure. On March 13, 2003, the Board of Directors received the Raymond James fairness opinion, approved the terms of the transaction and authorized management to proceed with the listing on the SEHK and the filing of a preliminary proxy statement with the

SEC. Throughout the period from September 2002 to March 2003, the Company was negotiating the terms of the transaction with the CellStar Asia management team. On March 14, 2003, the Company entered into a non-binding letter of intent with the CellStar Asia management team setting forth the structure of the proposed transaction and the proposed agreements between the CellStar Asia management team and the Company. On March 14, 2003, the Company filed the preliminary proxy statement with the SEC, and on March 17, 2003, the Company filed documents with the SEHK to commence the process of applying for listing.

As a result of such evaluation process, however, the Company was required by GAAP to effect a change in its historical accounting treatment for the undistributed earnings of its Asia-Pacific Region subsidiaries. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company was required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

As noted above, the Company began to explore its options in regards to the Asia-Pacific Region in the spring of 2002. In exploring the options, an IPO was the alternative that would most likely result in the highest value for the stockholders. Before the IPO was a realistic possibility, a number of issues had to be resolved, the failure of which could potentially stop the IPO. These items included the participation of the CellStar Asia management team, the approval of a structure by the SEHK, and a fairness opinion from an investment bank. It was not until late in the fourth quarter of 2002 and into the first quarter of 2003 that it became apparent to the Company that an IPO was a realistic possibility. During the second to fourth quarters of 2002, the Company also had to evaluate its options if the IPO was not a realistic possibility, and determine if the stockholders would be better served by a management buyout, a third party sale, or the Company maintaining the Greater China Operations and continuing to operate them. As the Company had previously reinvested the earnings in its Asia-Pacific operations and met the indefinite reversal criteria of APB 23 and the Company did not change its view that earnings were permanently invested, the Company did not believe it was proper to change the reporting of these undistributed earnings until the Company determined that the circumstances had changed and that it was apparent that some or all of the undistributed earnings would be remitted in the foreseeable future. This did not become apparent to the Company until the fourth quarter of 2002. Accordingly in the fourth quarter of 2002, the Company recorded a change of $42.2 million for the expected taxes on the undistributed earnings in the Asia-Pacific region.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2003, the Company has net operating loss carryforwards in the U.S. of approximately $64.5 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company could have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002 of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

The following is a summary of the Greater China Operations for the years ended November 30, 2003, 2002 and 2001 (in thousands):

	Fiscal Year Ended November 30,
	2003	2002	2001
Revenues	$741,708	950,870	1,078,880
Cost of sales	713,660	898,193	1,031,515

Gross profit	28,048	52,677	47,365
Selling, general and administrative expenses	22,459	19,585	17,482

Operating income	$5,589	33,092	29,883

	November 30, 2003	November 30, 2002
Current assets	$249,281	184,131
Non-current assets	10,416	23,349

Total assets	259,697	207,480

Current liabilities	113,680	57,010
Non-current liabilities	—	—

Total liabilities	113,680	57,010

Net	$146,017	150,470

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

Repositioning of Operations

In April 2000, the Company curtailed a significant portion of its U.K. international trading operations following third party theft and fraud losses. The trading business involves the purchase of products from suppliers other than manufacturers and the sale of those products to customers other than network operators or their dealers and other representatives. As a result of the curtailment, the Company experienced a reduction in revenues for the U.K. operations after the first quarter of 2000 compared to 1999. After the curtailment, the Company experienced operating losses in its U.K. operations. For the quarter ended May 31, 2000, the Company recorded a $4.4 million charge consisting of $3.2 million from third party theft and fraud losses and $1.2 million in inventory obsolescence expense for inventory price reductions incurred while the international trading business was curtailed pending investigation. The Company has recovered $0.9 million in cash associated with the third party theft and fraud losses. This recovery is recorded in cost of sales in the fourth quarter of 2002. The Company is pursuing legal action where appropriate to recover additional amounts. In February 2004, the Company recovered an additional $0.5 million in settlement of the remaining legal action. The $0.5 million recovery will be recognized in the first quarter of 2004.

The Argentine economy has been in a state of turmoil since the Argentine government removed the fixed exchange rate maintained between the Argentine peso and the U.S. dollar. In the fourth quarter of 2000, the Company recorded non-cash goodwill impairment charge of $6.4 million related to the operations in Peru due to a major carrier customer’s proposed changes to an existing contract that adversely affected the long-term prospects of the Peru operations. From the second quarter of 2001 until the divestiture in the third quarter of 2002, the Company incurred losses in its Peru operations.

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

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations, except for certain administrative matters. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. In the third and fourth quarters of 2002, the Company reversed $3.3 million of the allowances related to the exit charge for the U.K. operations as the amounts collected on accounts receivable and the market value of the inventory exceeded original estimates. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable. The fiscal year ended November 30, 2003 includes a reversal of an allowance of $0.4 million related to the closure of the U.K. operation as the amounts collected on accounts receivable exceeded the original estimates. The fiscal year ended November 30, 2003 also includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation, as the lease has been assigned to a third party.

The following table summarizes the income statement classification of the charge (in thousands):

	Initial Charge	Change in Estimates
	Three Months Ended May 31, 2002	Six Months Ended November 30, 2002	Year Ended November 30, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	1,125
Selling, general and administrative	1,691	(588)	(433)	670
Impairment of assets	3,655	—	—	3,655
Severence and exit charges	2,566	—	(710)	1,856

Total charge	10,168	(1,719)	(1,143)	7,306
Tax benefit	(184)	(1,541)	—	(1,725)

Net charge	$9,984	(3,260)	(1,143)	5,581

The Company recorded an impairment charge of $3.7 million for the three months ended May 31, 2002 which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investments in each of these operations and $1.5 million for property and equipment. The property and equipment were reduced to estimated market value of $0.1 million.

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.9 million had been paid or settled at November 30, 2002 as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.7 million related to lease payments associated with the U.K. operations and had not been paid as of November 30, 2002. The fiscal year ended November 30, 2003 includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation as the lease has been assigned to a third party.

The severance and exit charges consist of the following (in thousands):

	Three Months Ended May 31, 2002	Year Ended November 30, 2003	Net Charge
Severance—80 employees	$1,626	$—	$1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	$(710)	$1,856

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

Following is a summary of the combined results of operations, including the exit charge in the U.K., Peru, and Argentina (in thousands):

	2003	2002	2001
Revenues	$—	63,942	139,916
Cost of sales	—	61,585	134,863

gross profit	—	2,357	5,053
Selling, general and and administrative expenses	125	6,893	10,368
Impairment of assets	—	3,655	—
Severance and exit charges	(710)	2,566	—

Operating income (loss)	$585	(10,757)	(5,315)

As of February 20, 2004, the Company had repatriated $9.4 million in cash to the U.S. from the exited operations.

The Company has completed the evaluation of the balance of its European and Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operations in Chile as these operations are expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company negotiated with its major carrier customer in Colombia and shifted the Company’s business with the carrier to the Company’s Miami export operations. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product at historical levels, and is currently purchasing product directly from a Korean manufacturer. The Company believes if and when the major carrier customer begins promoting Motorola product, it is well positioned to meet such demand from its Miami facility. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment. The Company excluded Miami from the evaluation due to the recent performance of these operations and the export opportunities into Latin America that the Company believes exist in this market. Despite the losses in Mexico in 2001 through 2003, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. The Mexico operations have shown improvement in 2003, including operating profits of

$0.3 million and $0.7 million for the third and fourth quarters of 2003. In 2003, the Company replaced the general manager and embarked on an aggressive reorganization of these operations, dramatically cutting costs and repositioning the business to recapture market share. Given the recent improvement in operations and the improved relationship with the largest wireless carrier in Mexico, the Company is now committed to staying in Mexico.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company incurred $0.2 million in expenses and recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash, of which $8.6 million had been received as of November 30, 2003 and $1.7 million in December 2003. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million for the three months ended November 30, 2003. As a result of the sale of the Sweden operations, the Company reduced its accrual for taxes on undistributed earnings from the Sweden operations by $2.0 million. In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Other

At November 30, 2002, the Company had a gross value-added tax asset in its Mexico operations of $10.7 million related to the Company’s 1998 to 2001 returns. In connection with these assets, in the fourth quarter of 2001, the Company recorded a charge of $3.0 million and in the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million as the recoverability was uncertain. In December 2003, the Company filed for and received a refund of $3.7 million in relation to the VAT receivable. The Company continues to pursue collection of the remaining net asset of $2.1 million and the Company believes it has sufficient documentation to collect the balance.

The Company’s sales from its Miami operations to customers exporting into South American countries have declined as a result of increased in-country manufactured product availability in South America, primarily Brazil. In the second quarter of 2000, the Company phased out a major portion of its redistributors business in Miami due to the volatility of the business, the relatively lower margins, and higher credit risks. The Company restructured its Miami operations in the second quarter of 2001 to reduce the size and cost of the operation, resulting in a charge of $0.8 million, primarily related to the impairment of leasehold improvements.

In 2001, the Company incurred losses of $0.7 million related to its minority interest in CellStar Amtel. As a result of continued deterioration in the Malaysia market, the Company divested its ownership in the third quarter of 2002.

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar’s overall operating results as the majority of the Company’s business is in markets that are relatively stable. However, the effects of inflation could have a material adverse impact on the Company if the markets become unstable. The following table summarizes the revenues and percentages of consolidated revenues for the Company’s five largest geographical operations for the year ended November 30, 2003 (dollars in thousands):

Operation	Revenues	Percentage
PRC	$700,851	39.1%
U.S.	529,204	29.5
Mexico	188,453	10.5
Singapore	126,089	7.0
Miami	99,617	5.6
All Others	149,210	8.3

Total	$1,793,424	100.0%

Critical Accounting Policies

Note (1) of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2003, the Company has deferred income tax assets, net of valuation-allowances, of $57.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, any transaction involving the Greater China Operations could affect, positively or negatively, the valuation allowance on deferred tax assets.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change in accordance with Section 382 of the Internal Revenue Code. Beginning with the year ended November 30, 2002, this ownership change limits the amount of losses that can be used on an annual basis to offset future taxable income. In order to utilize the full U.S. tax loss carryforwards, the Company must complete, prior to February 2007, a transaction related to currently existing operations that results in a taxable gain. If at any time prior to February 2007, the Company deems such a transaction unlikely to occur by February 2007 or that the transaction will not allow the Company to fully utilize the tax loss carryforwards, the Company will then record a valuation allowance for the tax loss carryforwards the Company does not anticipate utilizing.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required by GAAP to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $42.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2003, the Company has net operating loss carryforwards in the U.S. of approximately $64.5 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company could have cash proceeds from a completed transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002 of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

At November 30, 2003, the Company had not provided for U.S. Federal income taxes on earnings of its Mexico and Chile subsidiaries of approximately $2.5 million as these earnings were considered permanently reinvested.

In June 2001, the FASB issued Statement No. 142, which addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No.142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-

South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico and, until the sale of The Netherlands operations on March 21, 2003, and the sale of the Sweden operations in October 2003, Sweden and The Netherlands. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and recorded an impairment charge of approximately $17.2 million, which is presented as a cumulative effect of a change in accounting principle, net of tax, for the three months ended February 28, 2003.

(b) Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized upon delivery. In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions on the wireless service providers’ activation of the subscriber’s service and residual commissions when received and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes fee service revenue when the service is completed or, if applicable, upon shipment of the related product, whichever is later.

(c) Vendor Credits and Allowances

The Company recognizes price protection credits, sell through credits, advertising allowances and volume discounts, when supported by a written agreement or if not supported by a written agreement, when received. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold as the products are sold. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction cost of goods sold or inventory, as applicable.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the years ended November 30, 2003 and 2002, the Company recorded net foreign currency losses of $0.9 million and $1.5 million, respectively, in costs of goods sold. For the year ended November 30, 2003, the Company recorded $1.0 million in foreign currency gains, primarily associated with the Company’s Sweden and The Netherlands operations. In connection with the sale of its operations in Sweden and The Netherlands, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for Sweden and The Netherlands operations. For the year ended November 30, 2002, the Company recorded in other income (expense), net foreign currency losses of $0.4 million.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by having transactions denominated in US dollars. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. The Company continues to evaluate foreign currency exposures and related protection measures.

The Company has foreign exchange exposure on the restricted cash deposited by the Hong Kong entity on behalf of the PRC entity as the funds have been effectively converted into RMB. The Company also has foreign exchange exposure on the RMB borrowing facilities in China as they are collateralized by U.S. dollars. For the year ended November 30, 2003, $701 million, or 39.1%, of the Company’s revenues were from the Company’s operations in China. With the exception of intercompany activity, all revenues and expenses of the China operations are in RMB.

At November 30, 2003, the Company had no forward contracts and did not hold any derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the New Facility each business day to minimize interest expense. The interest rate of the New Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the year ended November 30, 2003, the interest rates of borrowings under the U.S. revolving credit facility ranged from 5.0% to 5.25%. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest from 0.00% and 5.04% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The lines of credit in Taiwan bear interest from 2.6% to 5.0% The Senior Notes issued in February 2002 bear interest at 12.0% and mature January 15, 2007.

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 31, 2003, KPMG LLP (“KPMG”) resigned as the principal independent accountants and auditors of the Company. The audit reports of KPMG on the consolidated financial statements of the Company and subsidiaries as of and for the years ended November 30, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The resignation of KPMG was not recommended or approved by the Board of Directors nor any audit or similar committee of the Board of Directors.

In connection with the audits of the Company’s two most recent fiscal years ended November 30, 2002, and the subsequent interim period through July 31, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused KPMG to make reference to the subject matter of such disagreements in connection with its opinion.

In connection with the audits of the Company’s two most recent fiscal years ended November 30, 2002 and the subsequent interim period through July 31, 2003, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except that KPMG issued a management letter in connection with its audit of the Company’s financial statements for the fiscal year ended November 30, 2001, which identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) in the Company’s Mexico operations. These material weaknesses were insufficient documentation of accounting entries and procedures, failure to timely reconcile accounts receivable and accounts payable, inaccurate inventory aging, and lack of information technology controls to minimize the risk of data manipulation. Although there were no material weaknesses in the Company’s internal controls on a consolidated basis for the fiscal year ended

November 30, 2002, KPMG, in connection with its audit of the Company’s consolidated financial statements for the fiscal year ended November 30, 2002, identified a material weakness at the Company’s Mexico subsidiary level that relates to the reconciliation of certain manual accounting systems in Mexico.

In the second and third quarters of 2003, the Company implemented a system to increase automation of the activation process in order to reduce and/or eliminate duplicate activations and omissions and also has reduced the number of agents. In addition, the Company’s manual reconciliation process with one of its major carrier customers previously involved numerous transactions and disputed items. The Company and the carrier customer manually reconciled these accounts. The Company has simplified the business process with the customer and the account is now timely reconciled. In addition, the Company made significant management changes during fiscal 2002 and 2003 in its Mexico operations.

The audit committee of the Company’s board of directors discussed these material weaknesses with KPMG. KPMG has been authorized by the Company to respond fully to the inquiries of Grant Thornton LLP concerning these reportable events.

On August 6, 2003 the Company engaged the public accounting firm of Grant Thornton LLP (“Grant Thornton”) as its principal independent accountants and auditors. Such engagement was approved by the Board and the Audit Committee on August 6, 2003.

In the Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of Grant Thornton, neither the Company nor anyone acting on the Company’s behalf has consulted with Grant Thornton regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or

(ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the year ended November 30, 2003, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended May 31, 2003, the Company discovered that the Asia-Pacific Region had factored certain receivables without the knowledge of CellStar corporate management and had not properly classified the factored receivables on the balance sheet in accordance with accounting principles generally accepted in the United States of America. The receivables however were properly classified for PRC statutory reporting. The misclassification had no impact on the net assets or the net income of the Company. The Company has taken additional measures regarding the proper approval process and classification of financing transactions including implementing a new schedule of authorizations which clearly indicates the transactions which must be approved by CellStar corporate management.

Part of the Company’s control environment is periodic face-to-face meetings to review issues, results and market conditions. Due to the SARS fears and the associated restricted travel to and from Asia, U.S. based CellStar corporate management and Asia-Pacific Region management were not able to meet as frequently, during the second and third quarter of 2003, as had occurred prior to the SARS outbreak. With the lifting of travel restrictions related to SARS, the Company resumed regular face-to-face meetings with the Asia-Pacific Region management team.

The Company investigated a fraud by a salesman in its Taiwan operations in which fraudulent customer purchase orders were submitted by the salesman and the related product was released from inventory. In the second quarter of 2003, the Company recognized a loss of approximately $0.5 million. Based upon the Company’s findings in the third quarter of 2003, the Company has modified its internal controls to increase segregation of duties in its Taiwan operations.

The Company entered into a letter of intent with members of the Asia-Pacific Region management team regarding their proposed participation in the possible initial public offering of the Greater China Operations. There was no indication that such letter of intent, the negotiations leading up to such letter of intent, nor any negotiations subsequent to the letter of intent, had any effect on the Company’s internal controls.

Although there were no material weaknesses identified in the Company’s internal controls on a consolidated basis, the Company’s auditors for the fiscal year 2002 identified a material weakness in the Company’s Mexico operations that related to the reconciliation of certain manual accounting systems for activations, accounts payable, and value added tax (“VAT”) in Mexico. The Company’s accounting for activations in Mexico involved numerous manual inputs and requires primarily manual reconciliations with both the wireless service provider and the Company’s agents. This manual process increased the possibility of duplicate activations being recorded or activations being omitted completely. The Company implemented a system to increase automation of the process in order to reduce and/or eliminate duplicate activations and omissions and also has reduced the number of agents. In addition, the Company’s manual reconciliation process with one of its major carrier customers previously involved numerous transactions and disputed items. The Company and the carrier customer manually reconciled these accounts. The Company has simplified the business process with the customer and the account is now reconciled timely. The taxing authorities in Mexico changed the method for computing and reporting the VAT during 2002. The Company has revised its internal tax computation process to comply with the revised VAT law. In addition, the Company made significant management changes during fiscal 2003 in its Mexico operations.

For fiscal, 2004, the Company expects to be considered an “accelerated filer” as such term is defined in Rule 12b-2 of the Exchange Act. Therefore, the Company will be required to include a report of management on internal control over financial reporting in its Annual Report on Form 10-K for fiscal 2004. The Company has been working diligently to prepare for this requirement, and believes that it has taken the necessary steps to be able to comply with this rule. The Company’s plan for compliance will be executed in stages, with the North American Region reaching compliance first, followed by the Latin American Region and finally the Asia-Pacific Region.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding Directors of the Company is set forth under the heading “Election of Directors,” in the Proxy Statement (the “Proxy Statement”) to be delivered to the Company’s stockholders in connection with the Company’s Annual Meeting of Stockholders to be held during 2004, which information is incorporated herein by reference. The information required by this item regarding executive officers of the Company is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K, which information is incorporated herein by reference. The information required by this item regarding Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference. Information required by this item regarding the Company’s code of ethics is set forth under the heading “Available Information” in Part I of this Form 10-K, which is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2) Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(3) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (9)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”). (20)

3.4	Amended and Restated Bylaws of CellStar Corporation. (13)

4.1	The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference. (1)(9)(20)(13).

4.2	Specimen Common Stock Certificate of CellStar Corporation. (16)

4.3	Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (“Rights Agreement”). (3)

4.4	First Amendment to Rights Agreement, dated as of June 18, 1997. (4)

4.5	Second Amendment to Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (20)

4.6	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (“Certificate of Designation”). (2) (3)

4.7	Certificate of Correction of Certificate of Designation. (3) (4)

4.8	Form of Rights Certificate. (19)

4.9	First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (19)

4.10	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee. (15)

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(22)

10.2	Registration Rights Agreement by and between the Company and Audiovox Corporation, dated as of December 3, 1993. (5)

Number	Description
10.3	Registration Rights Agreement by and between the Company and Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)

10.5	CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, effective as of January 21, 2000. (10)(22)

10.6	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996. (2)(22)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(22)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(27)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(27)

10.10	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates. (13)(22)

10.11	Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (13)(22)

10.12	Employment Agreement, dated as of July 5, 2001, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker. (13)(22)

10.13	Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.14	First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.15	Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (15)

10.16	Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (14)(22)

10.17	Employment Agreement, effective as of December 12, 2001, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(22)

10.18	First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(22)

10.19	Third Amendment and Waiver to Loan Agreement, dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (17)

10.20	Separation Agreement and Release, dated as of June 20, 2002, by and among CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (17)(22)

Number	Description
10.21	Employment Agreement, dated as of July 5, 2002, by and among CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (18)(22)

10.22	Second Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (18)(22)

10.23	First Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (18)(22)

10.24	Fourth Amendment to Loan Agreement, entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (18)

10.25	Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.26	Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.27	First Amendment to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, executed as of September 10, 2002 and effective as of February 22, 2002. (20)(25)

10.28	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002. (20)(25)

10.29	Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.30	Third Amendment to Employment Agreement, effective as of February 28, 2003, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (21)(25)

10.31	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the lenders. (22)

10.32	Employment Agreement dated as of October 2, 2003, by and among CellStar, Ltd., CellStar Corporation and Paul C. Samek. (24)(25)

10.33	Consent and Waiver and Ninth Amendment to Loan and Security Agreement, effective as of February 24, 2004, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (24)

10.34	Nonqualified Stock Option Agreement, effective as of July 5, 2001, entered into by and between CellStar Corporation and Terry S. Parker. (24)(25)

10.35	Form of Nonqualified Stock Option Agreement by and between CellStar Corporation and An-Hsien Hong. (24)(25)

10.36	Distribution Agreement, dated as of December 1, 2001, by and between Nokia (China) Investment Co., Ltd. and Shanghai CellStar International Trading Co., Ltd. (26)(27)

Number	Description

10.37	Letter from KPMG, LLP, dated August 7, 2003. (23)

21.1	Subsidiaries of the Company. (24)

23.1	Consent of Grant Thornton LLP. (24)

23.2	Consent of KPMG LLP. (24)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the SEC on February 28, 2003, and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 7, 2003, and incorporated herein by reference.
(24)	Filed herewith.
(25)	The exhibit is a management contract or compensatory plan or agreement.
(26)	To be filed by amendment to this Annual Report Form 10-K.
(27)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION
By:	/s/ TERRY S. PARKER
Terry S. Parker Chief Executive Officer

Date: February 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ TERRY S. PARKER Terry S. Parker Chief Executive Officer and Director (Principal Executive Officer)	Date: February 25, 2004

By	/s/ PAUL C. SAMEK Paul C. Samek Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 25, 2004

By	/s/ RAYMOND L. DURHAM Raymond L. Durham Vice President, Corporate Controller (Principal Accounting Officer)	Date: February 25, 2004

By	/s/ JAMES L. JOHNSON James L. Johnson Chairman of the Board	Date: February 25, 2004

By	/s/ J. L. JACKSON J. L. Jackson Director	Date: February 25, 2004

By	/s/ DALE V. KESLER Dale V. Kesler Director	Date: February 25, 2004

By	/s/ JERE W. THOMPSON Jere W. Thompson Director	Date: February 25, 2004

By	/s/ JOHN T. KAMM John T. Kamm Director	Date: February 25, 2004

CELLSTAR CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of CellStar Corporation:

We have audited the accompanying consolidated balance sheet of CellStar Corporation (a Delaware corporation) and subsidiaries as of November 30, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 (f) to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on December 1, 2002.

GRANT THORNTON LLP

Dallas, Texas

February 13, 2004 (except for paragraph 5 of Note 6, as to which the date is February 25, 2004)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

CellStar Corporation:

We have audited the accompanying consolidated balance sheet of CellStar Corporation and subsidiaries as of November 30, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellStar Corporation and subsidiaries as of November 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas

January 10, 2003

except as to note 6 which is as of February 28, 2003 and the fifth paragraph of note 17 which is as of October 19, 2003

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$39,411	29,270
Restricted cash	16,159	23,778
Accounts receivable (less allowance for doubtful accounts of $60,097 and $57,630, respectively)	214,835	175,102
Inventories	167,807	163,226
Deferred income taxes	35,058	32,786
Prepaid expenses	33,588	21,942

Total current assets	506,858	446,104
Property and equipment, net	12,702	18,701
Goodwill (less accumulated amortization of $8,953 in 2002)	—	20,939
Deferred income taxes	22,576	20,231
Other assets	6,159	9,616

	$548,295	515,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$107,797	53,347
Accounts payable	186,481	166,141
Accrued expenses	24,470	31,934
Income taxes payable	893	7,840
Deferred income taxes	36,194	44,988

Total current liabilities	355,835	304,250

12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	3,584	4,636

Total liabilities	371,793	321,260

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,356,242 and 20,354,365 shares issued and outstanding, respectively	204	204
Additional paid-in capital	123,407	123,392
Accumulated other comprehensive loss—foreign currency translation adjustments	(12,540)	(14,435)
Retained earnings	65,431	85,170

Total stockholders’ equity	176,502	194,331

	$548,295	515,591

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended November 30, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Revenues	$1,793,424	2,062,771	2,314,577
Cost of sales	1,703,781	1,938,829	2,184,849

Gross profit	89,643	123,942	129,728
Selling, general and administrative expenses	92,128	108,555	110,238
Impairment of assets	3,966	3,655	—
Severance and exit charges	(710)	2,566	—
Separation agreement	—	—	5,680
Restructuring charge	—	—	750

Operating income (loss)	(5,741)	9,166	13,060

Other income (expense):
Interest expense	(5,555)	(7,561)	(15,396)
Gain (loss) on early extinguishment of debt	—	17,208	(979)
Equity in loss of affiliated companies, net	—	—	(858)
Gain (loss) on sale of asset	(144)	—	933
Impairment of investment	(85)	(125)	(2,215)
Other, net	1,038	790	5,012

Total other income (expense)	(4,746)	10,312	(13,503)

Income (loss) from continuing operations before income taxes	(10,487)	19,478	(443)
Provision (benefit) for income taxes	(4,131)	50,128	842

Loss from continuing operations	(6,356)	(30,650)	(1,285)
Discontinued operations	3,770	726	1,835

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(2,586)	(29,924)	550
Cumulative effect of a change in accounting principle, net of tax	(17,153)	—	—

Net income (loss)	$(19,739)	(29,924)	550

Net income (loss) per share:
Basic:
Loss from continuing operations	$(0.31)	(2.50)	(0.10)
Discontinued operations	0.18	0.06	0.15

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.13)	(2.44)	0.05
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—	—

Net income (loss) per share	$(0.97)	(2.44)	0.05

Diluted:
Loss from continuing operations	$(0.31)	(2.50)	(0.10)
Discontinued operations	0.18	0.06	0.15

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.13)	(2.44)	0.05
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—	—

Net income (loss) per share	$(0.97)	(2.44)	0.05

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended November 30, 2003, 2002, and 2001

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
Balance at November 30, 2000	12,028	$120	81,780	(10,861)	114,544	185,583
Comprehensive loss:
Net income	—	—	—	—	550	550
Foreign currency translation adjustment	—	—	—	(2,586)	—	(2,586)

Total comprehensive loss						(2,036)
Stock option compensation expense			663			663

Balance at November 30, 2001	12,028	120	82,443	(13,447)	115,094	184,210
Comprehensive loss:
Net loss	—	—	—	—	(29,924)	(29,924)
Foreign currency translation adjustment	—	—	—	(988)	—	(988)

Total comprehensive loss						(30,912)
Common stock issued with purchases of 5% convertible subordinated notes	497	5	1,879			1,884
Conversion of 5% senior subordinated convertible notes	7,829	79	39,070			39,149

Balance at November 30, 2002	20,354	204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(19,739)	(19,739)
Foreign currency translation adjustment	—	—	—	1,895	—	1,895

Total comprehensive loss						(17,844)
Common stock issued under stock option plans	2	—	15			15

Balance at November 30, 2003	20,356	$204	123,407	(12,540)	65,431	176,502

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(19,739)	(29,924)	550
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	3,849	4,479	6,684
Provision for inventory obsolescence	10,331	10,588	10,210
Depreciation and amortization	5,820	7,554	10,364
Impairment of assets	3,966	3,655	—
Deferred income taxes	(10,629)	42,301	(9,553)
(Gain) loss on sale of assets	144	—	(933)
(Gain) loss on early extinguishment of debt	—	(17,208)	979
Equity in loss of affiliated companies	—	—	858
Stock option compensation expense	—	—	663
Impairment of investment	85	125	2,215
Cumulative effect of a change in accounting principle, net of tax	17,153	—	—
Changes in operating assets and liabilities:
Accounts receivable	(66,985)	37,581	116,749
Inventories	(27,116)	48,024	34,420
Prepaid expenses	(11,714)	(3,927)	5,617
Other assets	3,034	(3,517)	(225)
Accounts payable	35,432	(65,118)	(123,607)
Accrued expenses	(6,767)	3,870	(1,200)
Income taxes payable	(3,248)	2,448	2,946
Discontinued operations	(4,388)	(3,745)	(3,509)

Net cash provided by (used in) operating activities	(70,772)	37,186	53,228

Cash flows from investing activities:
Purchases of property and equipment	(3,032)	(6,615)	(5,443)
Acquisitions of businesses, net of cash acquired	—	(276)	(320)
Proceeds from sale of assets	13,426	—	2,237
Investment in joint venture	—	—	(735)
Change in restricted cash	7,619	18,042	802
Discontinued operations	(255)	(145)	(115)

Net cash provided by (used in) investing activities	17,758	11,006	(3,574)

Cash flows from financing activities:
Borrowings on notes payable	692,813	720,281	311,318
Payments on notes payable	(638,363)	(719,578)	(385,802)
Payments on 5% convertible subordinated notes	—	(66,578)	—
Additions to deferred loan costs	(222)	(521)	(4,719)
Discontinued operations	8,927	—	—

Net cash provided by (used in) financing activities	63,155	(66,396)	(79,203)

Net increase (decrease) in cash and cash equivalents	10,141	(18,204)	(29,549)
Cash and cash equivalents at beginning of period	29,270	47,474	77,023

Cash and cash equivalents at end of period	$39,411	29,270	47,474

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

CellStar Corporation, including its subsidiaries (the “Company”), is a leading global provider of distribution and value-added logistics services to the wireless communications industry, with operations in the Asia-Pacific, North American, Latin American, and, until October 2003, European regions. The Company facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year financial amounts have been reclassified to conform to the current year presentation.

(b) Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(c) Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates.

(d) Inventories

Inventories are stated at the lower of cost (primarily on a moving average basis) or market and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company expects to receive from the vendor. Actual results could differ from those estimates.

(e) Property and Equipment

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

(f) Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets” (“Statement No. 142”), which addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico and, until the sale of The Netherlands operations in March 2003, and the sale of the Sweden operations in October 2003, Sweden and The Netherlands. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and recorded an impairment charge of approximately $17.2 million, which is presented as a cumulative effect of a change in accounting principle, net of tax of $3.8 million, for the three months ended February 28, 2003.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s 2003, 2002, and 2001 results adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	November 30,
	2003	2002	2001
Income (loss) before cumulative effect of a change in accounting principle, net of tax—as reported	$(2,586)	(29,924)	550
Goodwill amortization	—	1,513	1,455

Income (loss) before cumulative effect of a change in accounting principle—as adjusted	$(2,586)	(28,411)	2,005

Net income (loss)—as reported	$(19,739)	(29,924)	550
Goodwill amortization	—	1,513	1,455

Net income (loss)—as adjusted	$(19,739)	(28,411)	2,005

Basic per share:
Income (loss) before cumulative effect of a change in accounting principle, net of tax—as reported	$(0.13)	(2.44)	0.05
Goodwill amortization	—	0.12	0.12

Income (loss) before cumulative effect of a change in accounting principle—as adjusted	$(0.13)	(2.32)	0.17

Net income (loss)—as reported	$(0.97)	(2.44)	0.05
Goodwill amortization	—	0.12	0.12

Net income (loss)—as adjusted	$(0.97)	(2.32)	0.17

Diluted per share:
Income (loss) before cumulative effect of a change in accounting principle, net of tax—as reported	$(0.13)	(2.44)	0.05
Goodwill amortization	—	0.12	0.12

Income (loss) before cumulative effect of a change in accounting principle, net of tax—as adjusted	$(0.13)	(2.32)	0.17

Net income (loss)—as reported	$(0.97)	(2.44)	0.05
Goodwill amortization	—	0.12	0.12

Net income (loss)—as adjusted	$(0.97)	(2.32)	0.17

Weighted average common shares outstanding:
Basic	20,354	12,268	12,028

Diluted	20,354	12,268	12,028

The changes in the carrying amount of goodwill by operating segment for the year ended November 30, 2003 are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142—impairment	(8,618)	(12,321)	(20,939)

Balance at November 30, 2003	$—	—	—

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Impairment of Long-Lived Assets

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

(h) Revenue Recognition

For the Company’s wholesale business, revenue is recognized on product sales when the customer takes title and assumes risk of loss. If the customer takes title and assumes risk of loss upon shipment, revenue is recognized on the shipment date. If the customer takes title and assumes risk of loss upon delivery, revenue is recognized on the delivery date.

In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions when the subscriber activates service less an allowance for estimated deactivations and residual commissions when received. The Company recognizes service fee revenue when the service is completed and, if applicable, upon shipment of the related product, whichever is later.

Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements. Actual amounts could differ significantly from management’s estimates.

(i) Vendor Credits and Allowances

The Company recognizes price protection credits, sell through credits, advertising allowances and volume discounts, when supported by a written agreement or if not supported by a written agreement, when received. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold as the products are sold. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction cost of goods sold or inventory, as applicable.

(j) Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders’ equity, for countries where the functional currency is the local currency. If the functional currency is not the local currency translation adjustments are included primarily in other income (expense) in the accompanying consolidated statements of operations. Net foreign currency transaction gains (losses) for the years ended November 30, 2003, 2002 and 2001 were ($0.9) million, ($1.9) million and

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.2 million, respectively. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment by denominating transactions in US dollars, by borrowing in local currency and by entering into non-deliverable foreign currency forward contracts. At November 30, 2003, there were no forward contracts outstanding.

(k) Derivative Financial Instruments

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by having transactions denominated in U.S. dollars. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. The Company continues to evaluate foreign currency exposures and related protection measures.

During the year ended November 30, 2003, the Company had no forward contracts and did not hold any derivative instruments.

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

(m) Stock Option Plans

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been the pro forma amounts below for the years ended November 30, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss), as reported	$(19,739)	(29,924)	550
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(758)	(575)	(1,930)

Proforma net income (loss)	$(20,497)	(30,499)	(1,380)

Net income (loss) per common share:
Basic—as reported	$(0.97)	(2.44)	0.05
Basic—proforma	(1.01)	(2.49)	(0.11)

Diluted—as reported	$(0.97)	(2.44)	0.05
Diluted—proforma	(1.01)	(2.49)	(0.11)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n) Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options, warrants, and convertible debentures.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended November 30, 2003, 2002, and 2001, follows (in thousands, except per share data):

	2003	2002	2001
Basic:
Loss from continuing operations	$(6,356)	(30,650)	(1,285)
Discontinued operations	3,770	726	1,835

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(2,586)	(29,924)	550
Cumulative effect of a change in accounting principle, net of tax	(17,153)	—	—

Net income (loss)	$(19,739)	(29,924)	550

Weighted average number of shares outstanding	20,354	12,268	12,028

Loss from continuing operations	$(0.31)	(2.50)	(0.10)
Discontinued operations	0.18	0.06	0.15

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.13)	(2.44)	0.05
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—	—

Net income (loss) per share	$(0.97)	(2.44)	0.05

Diluted:
Loss from continuing operations	$(6,356)	(30,650)	(1,285)
Discontinued operations	3,770	726	1,835

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(2,586)	(29,924)	550
Cumulative effect of a change in accounting principle, net of tax	(17,153)	—	—

Net income (loss)	$(19,739)	(29,924)	550

Weighted average number of shares outstanding	20,354	12,268	12,028
Effect of dilutive securities:
Stock options	—	—	—
Convertible notes	—	—	—

Weighted average number of shares outstanding including effect of dilutive securities	20,354	12,268	12,028

Loss from continuing operations	$(0.31)	(2.50)	(0.10)
Discontinued operations	0.18	0.06	0.15
Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.13)	(2.44)	0.05
Cumulative effect of a change in accounting principle, net of tax	(0.84)	—	—

Net income (loss) per share	$(0.97)	(2.44)	0.05

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options to purchase 1.8 million, 1.5 million and 1.4 million shares of common stock at November 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Diluted weighted average shares outstanding at November 30, 2001 did not include 1.1 million common equivalent shares issuable for the 5% Convertible Subordinated Notes, as their effect would be anti-dilutive. (See Note 11.)

The 5% Senior Subordinated Convertible Notes issued in the exchange in February 2002, which were convertible into 7.8 million shares, are anti-dilutive, as the Company incurred a loss in 2002.

(o) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss). The Company does not tax effect its foreign currency translation adjustments.

(p) Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $7.7 million, $10.1 million and $16.8 million of interest for the years ended November 30, 2003, 2002 and 2001, respectively. The Company paid approximately $8.6 million, $7.5 million and $4.8 million of income taxes for the years ended November 30, 2003, 2002 and 2001, respectively.

(2) Related Party Transactions

(a) Transactions with Motorola

Motorola purchased 0.4 million shares of the Company’s common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $510.5 million, $662.0 million and $834.1 million for the years ended November 30, 2003, 2002 and 2001, respectively. Included in accounts payable at November 30, 2003 and 2002 was approximately $65.4 million and $39.4 million, respectively, due to Motorola for purchases of inventory.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and notes payable as of November 30, 2003 and 2002 approximate fair value due to the short maturity of these instruments. The fair value as set forth in the table below (in thousands) is based on management’s estimate for the fair value of the Company’s 12% Senior Subordinated Notes.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Subordinated Notes	$12,374	12,374	12,374	12,374

(4) Property and Equipment

Property and equipment consisted of the following at November 30, 2003 and 2002 (in thousands):

	2003	2002
Land and buildings	$6,210	11,003
Furniture, fixtures and equipment	31,632	31,858
Leasehold improvements	4,245	4,854

	42,087	47,715
Less accumulated depreciation and amortization	(29,385)	(29,014)

	$12,702	18,701

(5) Investments in Affiliated Companies

At November 30, 2001, investments in affiliated companies included a 49% interest in CellStar Amtel Sdn. Bhd. (“CellStar Amtel”), a Malaysian company. As a result of the deterioration in the Malaysia market, the Company divested its 49% ownership in CellStar Amtel in 2002. During the year ended November 30, 2001, the Company incurred losses of $0.7 million, related to the operations of CellStar Amtel.

In January 2000, the Company acquired for $4.1 million 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, (“Arcoa”) a telecommunications retail store chain in Taiwan. Arcoa’s common stock is not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounts for the investment on the cost basis.

The Company periodically received indications that shares were being exchanged at amounts less than the Company’s purchase price. Based on the continuing decline in the Taiwan stock exchange and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. In the third quarter of 2001, the Company recorded an impairment charge of $2.2 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2002 and recorded a charge of $0.1 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2003 and recorded a charge of $0.1 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value. The Company’s remaining investment of $1.7 million at November 30, 2003 is included in other assets in the consolidated balance sheet.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Debt

Debt consisted of the following at November 30, 2003 and 2002 (in thousands):

	2003	2002
Notes payable
Revolving credit facility	$19,305	23,089
People’s Republic of China (“PRC”) credit facilities	6,041	30,258
People’s Republic of China (“PRC”) notes payable	82,451	—

Total notes payable	107,797	53,347

Long-Term Debt
12% Senior Subordinated Notes	12,374	12,374

Total debt	$120,171	65,721

As of September 28, 2001, the Company had negotiated and finalized a new, five-year, $60.0 million Loan and Security Agreement (“the New Facility”) with a bank and terminated the previously existing facility. On October 12, 2001 the Company finalized an amendment to the New Facility increasing the commitment amount from $60.0 million to $85.0 million. The New Facility lowered the applicable interest rate margin by 25 basis points from its level at August 31, 2001, provides a more extensive borrowing base, more flexible financial covenants and greater flexibility in funding foreign operations.

Fundings under the New Facility are limited by a borrowing base test, which is measured weekly. Interest on borrowings under the New Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The New Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The New Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The New Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, exchanging, refinancing or extending of the Company’s convertible notes, additional debt, mergers and acquisitions and disposition of assets. In addition, the Company is prohibited from making any cash or property dividends to its shareholders under the New Facility. At November 30, 2003, the Company had borrowed $19.3 million under the New Facility and had an availability of $43.2 million.

On February 6, 2003, the Company finalized an amendment to the New Facility that allowed for the exclusion of certain charges from certain financial covenants in the loan agreement related to credit facilities that it may establish in its Mexico operations. On February 28, 2003, the Company completed an amendment to the New Facility that allowed for the exclusion of U.S. Federal income taxes on undistributed earnings associated with the Company’s Asia-Pacific Region, results from certain financial covenants in the loan agreement.

On February 24, 2004, the Company finalized an amendment to the New Facility that modified a financial covenant related to interest coverage in its operations in Latin America, effective as of November 30, 2003. The Company would not have been in compliance with this covenant for the quarter ending November 30, 2003, had this amendment not been finalized.

At November 30, 2003, the Company’s operations in the PRC had various short-term borrowing facilities totaling approximately 732 million RMB (approximately USD $88.5 million), all of which had been borrowed. Interest rates range from 0.00% to 5.04%, and have maturity dates through April 2004. The borrowing facilities are collateralized by cash deposits in the PRC of 83.9 million RMB (approximately USD $10.1 million) and USD

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.5 million in Hong Kong as well as approximately $30.5 million of the Company’s PRC accounts receivable. The Company typically renews or rolls over these lines of credit for 3 to 12 month terms. There can be no assurance that these facilities will be renewed in the future. CellStar Shanghai also has assigned the proceeds from $5.8 million of bank notes received from customers to various suppliers.

On October 24, 2002, the Company entered into a revolving credit facility in Sweden of 70 million Swedish Krona (approximately USD $7.5 million). The Company completed the divestiture of its Sweden operations in October 2003. The acquirer assumed the debt under the credit facility.

The Company entered into a 6.0 million Euro (approximately USD $6.2 million) credit facility in December 2002 in The Netherlands. In March 2003, the Company completed the sale of its Netherlands operation to a group that included local management. The acquirer assumed the debt under the credit facility.

The Company currently has three facilities in Taiwan. Two facilities are for the factoring of accounts receivable and total NTD 170 million (approximately USD $5.0 million). The third facility is for NTD 50 million (approximately USD $1.5 million) and is collateralized by real property owned in Taiwan. The interest rates range from 2.6% to 5.0% and the facilities have maturities ranging from December 2003 to September 2004. There were no borrowings in Taiwan at November 30, 2003.

In Singapore, the Company has a banker’s guarantee line that totals SGD 4 million (approximately USD $2.4 million). In order to utilize the line, a cash deposit of SGD 750 thousand (approximately USD $450 thousand) would be required. There is no interest on this facility and it matures in February 2004. There were no borrowings in Singapore at November 30, 2003.

At November 30, 2003, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (“the Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. For the year ended November 30, 2003, the Company is in compliance with all financial covenants included in the Senior Notes.

(7) Income Taxes

The Company’s income (loss) from continuing operations before income taxes was comprised of the following for the years ended November 30, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
United States	$(2,304)	11,530	2,614
International	(8,183)	7,948	(3,057)

Total	$(10,487)	19,478	(443)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision (benefit) for income taxes for the years ended November 30, 2003, 2002 and 2001 consisted of the following (in thousands):

	Current	Deferred	Total
Year ended November 30, 2003
United States:
Federal	$—	(4,042)	(4,042)
State	160	—	160
International	5,449	(5,698)	(249)

	$5,609	(9,740)	(4,131)

Year ended November 30, 2002
United States:
Federal	$—	45,341	45,341
State	90	—	90
International	7,737	(3,040)	4,697

	$7,827	42,301	50,128

Year ended November 30, 2001
United States:
Federal	$—	3,782	3,782
State	152	(3)	149
International	10,243	(13,332)	(3,089)

	$10,395	(9,553)	842

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Expected tax expense (benefit)	$(3,671)	798	188
International and U.S. tax effects attributable to international operations	2,031	36,941	962
State income taxes, net of federal benefits	108	59	97
Equity in loss of affiliated companies, net	—	—	204
Non-deductible goodwill and other	245	4,848	2,097
Change in valuation allowance	(1,309)	4,140	(2,315)
Tax basis in foreign subsidiary	(2,900)	—	—
Foreign dividend	—	1,446	—
Dispositions	1,388	1,429	—
Other, net	(23)	467	(391)

Actual tax (benefit) expense	$(4,131)	50,128	842

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2003 and 2002 is presented below (in thousands):

	2003	2002
Deferred income tax assets:
United States:
Accounts receivable	$14,907	13,947
Inventory adjustments for tax purposes	787	1,244
Net operating loss carryforwards	22,576	24,631
Foreign tax credit carryforwards	607	2,469
Capital losses	3,160	3,160
Debt issuance cost	215	285
Prepaid bond interest	1,623	2,151
Goodwill	3,825	—
Other, net	2,125	3,934
International:
Accounts receivable	2,419	5,103
Net operating loss carryforwards	13,066	12,579
Other, net	2,465	1,978

	67,775	71,481
Valuation allowance	(10,141)	(11,450)

	$57,634	60,031

Deferred income tax liabilities:
United States unremitted foreign earnings	$36,194	44,200
International inventory adjustments for tax purposes	—	7,802

	$36,194	52,002

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2003, the Company has deferred income tax assets, net of valuation-allowances, of $57.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance for deferred income tax assets as of December 1, 2001 and 2002 was $10.1 million and $11.5 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2003 and 2002 was a decrease of $1.3 million and an increase of $1.4 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. Actual results could differ from those estimates. In addition, any transaction involving the Greater China Operations could affect, positively or negatively, the valuation allowance on deferred tax assets. At November 30, 2003, the Company had U.S. Federal net operating loss carryforwards of approximately $64.5 million, which will begin to expire in 2018. The Company’s international net operating loss carryforwards will begin to expire in 2006.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that.

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

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such as those discussed above, sale proceeds. As of November 30, 2003, the Company has net operating loss carryforwards in the U.S. of approximately $64.5 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed. The Company therefore does not expect that the impact of the payment of any taxes associated with any such transaction will significantly impact the cash position of the Company at the time of such payment. Furthermore, the Company could have cash proceeds from any such transaction to fund the actual payment of such taxes. As a result of the accrual in the quarter ended November 30, 2002, of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company will not recognize tax expense in future periods for financial statement purposes on any such future transaction up to the amount of the tax recognized on the undistributed earnings.

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

At November 30, 2002, the Company had not provided for U.S. Federal income taxes on earnings of its Mexico and Chile subsidiaries of approximately $2.5 million as these earnings were considered permanently reinvested.

As a result of the Exchange Offer (see Note 11), the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company may have limitations beginning with the year ended November 30, 2002 on the utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Leases

The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to six years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $3.8 million, $3.2 million and $3.9 million for the years ended November 30, 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases as of November 30, 2003 are as follows (in thousands):

Year Ending November 30,	Amount
2004	$2,962
2005	2,217
2006	1,763
2007	1,421
2008	609
Thereafter	—

(9) Impairment of Assets

As part of the Company’s overall plan to reposition its operations in the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product at historical levels and is currently purchasing product directly from a Korean manufacturer. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment.

In the second quarter of 2002, the Company decided as part of its plan to reposition its operations to exit the U.K., Peru and Argentina as soon as practicable (see Note 12). As a result of this decision, an impairment charge of $3.7 million was incurred for the three months ended May 31, 2002, which included $2.2 million for accumulated foreign currency translation adjustments as a result of the Company’s liquidation of its investment in each of these operations and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value.

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

In July, 2001, the Company entered into a Consulting Agreement with Alan H. Goldfield, under which the Company engaged Mr. Goldfield to perform such services for the Company as are mutually agreeable to Mr. Goldfield and the Chief Executive Officer of the Company. Under the Consulting Agreement, Mr. Goldfield has the honorary title of “Chairman Emeritus” of the Company but is not a director, officer or employee of the Company and has no authority to act on behalf of the Company. The Company agreed to pay Mr. Goldfield 5% of net earnings from specified new lines of business conducted by the Company in PRC, Hong

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kong, Korea, Japan, Taiwan, Singapore, Malaysia and the Philippines (the “Earnout”) through November 30, 2006 if not earlier terminated, but not to exceed $15,000,000. New business lines covered by the Earnout include the sale of prepaid calling cards, the sale of specified paging and long distance services, the sale of “Tai Chi box” services and products and the sale of personal digital assistants and digital cameras. For fiscal years 2003 and 2002, the Company paid Mr. Goldfield $56,000 and $241,077, respectively, in connection with services provided pursuant to his Separation Agreement and Release effective July 5, 2001. No payments have been made pursuant to the Consulting Agreement. The Consulting Agreement terminates on the earlier of November 30, 2006, a termination of Mr. Goldfield for cause by the Company, the death of Mr. Goldfield, written notice of termination by either party as a result of the disability of Mr. Goldfield or voluntary termination by Mr. Goldfield upon not less than 30 days prior written notice. Under the Consulting Agreement, a termination will generally be considered for “cause” if it is due to Mr. Goldfield’s (i) willful gross misconduct, (ii) conviction of a felony, (iii) breach of his covenants of confidentiality and non-competition set forth in the Consulting Agreement or (iv) violation of the Foreign Corrupt Practices Act. In the event of termination due to the death or disability of Mr. Goldfield, the Company must still pay the Earnout through November 30, 2006.

The Consulting Agreement also includes non-competition and confidentiality provisions. The non-competition provision is effective until the later of July 5, 2003 or the date the Consulting Agreement is terminated.

(11) Gain (Loss) on Early Extinguishment of Debt

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

The Company realized a gain on early extinguishment of debt of $17.1 million during the first quarter of fiscal 2002, as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with Statement No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of November 30, 2003 and November 30, 2002, the Company had made cash payments of $3.7 million and $1.7 million, respectively, for interest associated with the Senior Notes and Senior Convertible Notes. The Company has future interest payments accrued of $1.5 million and $2.5 million in accrued expenses and $3.6 million and $4.6 million in other long-term liabilities at November 30, 2003 and November 30, 2002, respectively. The Company will not recognize these payments as interest expense in future periods.

As a result of the Exchange Offer, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company has sufficient tax loss carry forwards to offset the tax liability on the gain.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At August 31, 2002, the Company had extinguished $4.4 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock.

The following summarizes the gain on early extinguishment of debt in 2002 (in thousands):

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

			—
Gain on exchange	$17,089	119	17,208

On October 15, 2002, the Company redeemed at maturity for cash the remaining $16.9 million of its Subordinated Notes.

On December 1, 2002, the Company adopted Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13 and Technical Corrections,” which requires that all gains and losses on extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Accordingly, the Company has reclassified the gain on early extinguishment of debt in 2002 from an extraordinary gain to a separate line item within other income (expense).

In 2001, as a result of the early termination of its previously existing credit facility, the Company had a loss on early extinguishment of debt of $0.9 million, primarily related to the write off of deferred loan costs related to the facility.

(12) Repositioning of Operations

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable. The fiscal year ended November 30, 2003, includes a reversal of an allowance of $0.4 million related to the closure of the U.K. operation as the amounts collected on accounts receivable exceeded the original estimates. The fiscal year ended November 30, 2003, also, includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation, as the lease has been assigned to a third party.

The following table summarizes the income statement classification of the charge (in thousands):

	Initial Charge	Change in Estimates
	Three Months Ended May 31, 2002	Six Months Ended November 30, 2002	Year Ended November 30, 2003	Net Charge
Cost of sales	$2,256	(1,131)	—	1,125
Selling, general and administrative	1,691	(588)	(433)	670
Impairment of assets	3,655	—	—	3,655
Severance and exit charges	2,566	—	(710)	1,856

Total charge	10,168	(1,719)	(1,143)	7,306
Tax benefit	(184)	(1,541)	—	(1,725)

Net charge	$9,984	(3,260)	(1,143)	5,581

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

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.9 million had been paid or settled at November 30, 2003 as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.7 million related to lease payments associated with the U.K. operations and had not been paid as of November 30, 2002. The fiscal year ended November 30, 2003, includes the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation as the lease has been assigned to a third party.

The severance and exit charge consists of the following (in thousands):

	Three Months Ended May 31, 2002	Year Ended November 30, 2003	Net Charge
Severance—80 employees	$1,626	$—	$1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	$(710)	$1,856

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the combined results of operations, including the exit charge in the U.K., Peru, and Argentina (in thousands):

	Year ended November 30,
	2003	2002	2001
Revenues	$—	63,942	139,916
Cost of sales	—	61,585	134,863

Gross profit	—	2,357	5,053
Selling, general and administrative expenses	125	6,893	10,368
Impairment of assets	—	3,655	—
Severance and exit charges	(710)	2,566	—

Operating income (loss)	$585	(10,757)	(5,315)

The Company has completed the evaluation of the balance of its Latin American markets, excluding Mexico and Miami. The Company has decided to continue its operation in Chile as this operation is expected to continue to be profitable and to generate cash. To reduce its in-country exposure in Colombia, the Company negotiated with its major carrier customer in Colombia to shift the Company’s business with the carrier to the Company’s Miami export operations in the second quarter of 2003. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product, at historical levels, and is currently purchasing product directly from a Korean manufacturer. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million, none for accumulated foreign currency translation adjustments, to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operations to AxCom AB. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million, including a charge of $0.3 million for accumulated foreign currency translation adjustments, for the three months ended November 30, 2003.

In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of discontinued operations in Sweden and The Netherlands for the periods ended November 30 are as follows (in thousands):

	Year Ended November 30,
	2003	2002	2001
Revenues	$105,119	133,843	119,226
Cost of sales	99,959	126,977	113,128

Gross profit	5,160	6,866	6,098
Selling, general and administrative expenses	3,499	4,097	3,547
Impairment of assets	763	—	—

Operating income	898	2,769	2,551

Other income (expense):
Interest expense	(350)	—	—
Gain on sale of assets	818	—	—
Other, net	564	1,141	289

Total other income (expense)	1,032	1,141	289

Income before income taxes	1,930	3,910	2,840
Provision (benefit) for income taxes	(1,840)	3,184	1,005

Total discontinued operations	$3,770	726	1,835

(13) Proposed Divestiture of Greater China Operations

The Company believes that the intrinsic value of its Asia-Pacific Region is not currently reflected in the market price of the Company’s common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), which included a proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”), including an initial public offering (“IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong (the “SEHK”).

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million of IPO costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

As a result of the delay, and due to the decline in revenues in the Greater China Operations during the second and third quarters of 2003 as compared to prior year comparable quarters, the Company and its financial advisor, UBS Warburg, are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spinoff of those operations to the Company’s stockholders. The Company plans to proceed with the transaction that it believes will be most favorable to its stockholders as soon as practicable. If the Company proceeds with a transaction, it will file a preliminary proxy statement to describe the transaction and schedule a stockholders’ meeting to seek approval for such transaction.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although it is the Company’s intent to pursue the transaction that it believes will be most favorable to its stockholders, there are a number of steps to be completed before the transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Following is a summary of the financial information for the Greater China Operations (in thousands):

	Year Ended November 30,
	2003	2002	2001
Revenues	$741,708	950,870	1,078,880
Cost of sales	713,660	898,193	1,031,515

Gross profit	28,048	52,677	47,365
Selling, general and administrative expenses	22,459	19,585	17,482

Operating income (loss)	$5,589	33,092	29,883

	November 30, 2003	November 30, 2002
Current assets	$249,281	184,131
Non-current assets	10,416	23,349

Total assets	259,697	207,480

Current liabilities	113,680	57,010
Non-current liabilities	—	—

Total liabilities	113,680	57,010

Net	$146,017	150,470

(14) Venezuela

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

(15) Inventory Obsolescence Expense and Bad Debt Expense

Inventory obsolescence expense of $10.3 million, $10.6 million and $10.2 million for the years ended November 30, 2003, 2002 and 2001, respectively, is included in cost of goods sold in the accompanying consolidated statements of operations.

Bad debt expense of $3.8 million, $4.5 million and $6.7 million for the years ended November 30, 2003, 2002 and 2001 respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(16) Segment and Related Information

The Company operates predominantly within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: Asia-Pacific, North America, which

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consists of the United States, Latin America, which includes Mexico and the Company’s Miami, Florida operations (“Miami”). Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments, and interest expense on the Company’s New Facility and Senior Notes. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant. Segment information for the years ended November 30, 2003, 2002 and 2001 follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
November 30, 2003
Revenue from external customers	$897,542	366,678	529,204	—	—	1,793,424
Severance and exit charges	—	—	—	(710)	—	(710)
Impairment of assets	—	3,966	—	—	—	3,966
Operating income (loss)	3,603	(5,005)	13,345	585	(18,269)	(5,741)
Income (loss) from continuing operations before interest, income taxes and cumulative effect of a change in accounting principle, net of taxes	3,208	(5,154)	9,965	585	(14,057)	(5,453)
Cumulative effect of a change in accounting principle, net of taxes	(8,496)	—	—	(8,657)	—	(17,153)
Total assets	277,952	103,931	106,714	4,110	55,588	548,295
Depreciation and amortization	2,049	1,367	1,029	—	1,375	5,820
Capital expenditures	1,124	921	622	—	365	3,032

November 30, 2002
Revenue from external customers	$1,115,499	341,632	558,173	47,467	—	2,062,771
Severance and exit charges	—	561	—	2,005	—	2,566
Impairment of assets	—	2,532	—	1,123	—	3,655
Operating income (loss)	34,374	(15,047)	18,774	(8,042)	(20,893)	9,166
Income (loss) from continuing operations before interest and income taxes	34,417	(16,700)	14,873	5,021	(11,817)	25,794
Gain on early extinguishment of debt	—	—	—	—	17,208	17,208
Total assets	229,176	117,151	72,863	46,535	49,866	515,591
Depreciation and amortization	2,601	2,031	1,137	138	1,647	7,554
Capital expenditures	3,939	1,198	386	26	1,066	6,615

November 30, 2001
Revenue from external customers	$1,213,454	411,080	578,612	111,431	—	2,314,577
Separation agreement	—	—	—	—	5,680	5,680
Restructuring charge	—	750	—	—	—	750
Operating income (loss)	33,098	(11,371)	25,805	(6,429)	(28,043)	13,060
Income (loss) from continuing operations before interest and income taxes	30,300	(10,793)	21,752	(6,374)	(21,650)	13,235
Loss on extinguishment of debt	—	—	—	—	(979)	(979)
Total assets	263,268	130,481	143,598	48,885	59,838	646,070
Depreciation and amortization	2,309	2,664	1,179	326	3,886	10,364
Capital expenditures	2,822	1,108	801	143	569	5,443

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2003, 2002, and 2001 follows (in thousands):

	2003	2002	2001
Income (loss) before interest, income taxes and cumulative effect of a change in accounting principle, net of taxes, per segment information	$(5,453)	25,794	13,229
Interest expense per the consolidated statements of operations	(5,555)	(7,561)	(15,396)
Interest income included in other, net in the consolidated statements of operations	521	1,245	1,724

Income (loss) before income taxes and cumulative effect of a change in accounting principle, net of taxes	$(10,487)	19,478	(443)

Geographical information for the years ended November 30, 2003, 2002 and 2001, follows (in thousands):

	2003		2002		2001
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$628,821	5,896	$613,402	11,109	$633,566	12,340
People’s Republic of China	700,851	3,411	882,033	3,640	876,726	777
Hong Kong	25,839	3,813	38,873	6,051	172,907	3,748
United Kingdom	—	—	47,467	—	111,433	457
Mexico	188,453	1,348	185,627	2,196	250,335	158
All other countries	249,460	4,393	295,369	5,321	269,610	9,676

	$1,793,424	18,861	$2,062,771	28,317	$2,314,577	27,156

For purposes of the geographical information above, the Company’s Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

No customer accounted for 10% or more of consolidated revenues in the year ended November 30, 2003. A customer in the Asia-Pacific Region accounted for approximately 10% or $230.0 million and 11% or $268.0 million of consolidated revenues for the years ended November 30, 2002 and 2001, respectively. The same customer accounted for 20.6% and 22.1% of the Asia-Pacific Regions revenues for the years ended November 30, 2002 and 2001, respectively.

(17) Acquisitions

In August 1999, the Company acquired the business and certain net assets of Montana Telecommunications Group B.V. in The Netherlands in a transaction accounted for as a purchase. The purchase price was $2.3

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, which resulted in $1.0 million of goodwill with an estimated life of 20 years. Additional payments based on future operating results of the business over the four year period subsequent to acquisition were paid in cash. For 2000, 2001, and 2002 payments of $0.1 million, $0.1 million and $0.2 million were made pursuant to the agreement and recorded as goodwill.

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

In the latter half of 2002, the Company completed its evaluations of its operations in the European Region. In Sweden and The Netherlands, the market is highly competitive and highly penetrated. The operations in Sweden and The Netherlands did not present significant growth opportunities without investment of additional capital, which the Company was not willing to make.

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group, which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million, none for accumulated foreign currency translation adjustments, to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operations to AxCom AB. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million, including a charge of $0.3 million for accumulated foreign currency translation adjustments, for the three months ended November 30, 2003.

In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

(18) Stockholders’ Equity

(a) Common Stock Options

The Company has stock option plans (the “Plans”) covering 2.39 million shares of its common stock, of which 160,000 shares have not been approved by security holders. Options under the Plan expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. The exercise price is equal to the fair market value of the common stock on the date of grant.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such options vest over a four year period and have an exercise price equal to the fair market value of the Company’s common stock as of market close on the date of grant. The per share weighted-average fair value of stock options granted during the years ended November 30, 2003, 2002 and 2001, was $3.38, $2.34 and $5.51, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	0.00%	0.00	0.00
Volatility	88.00	90.00	92.00
Risk-free interest rate	2.70	3.50	4.70
Expected term of options (in years)	3.40	3.40	3.40

Stock option activity during the years ended November 30, 2003, 2002 and 2001, is as follows:

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Prices
Granted	387,800	5.7463	484,300	3.873	603,925	9.555
Exercised	1,877	7.956	—	0.000	—	0.000
Forfeited	95,173	19.405	337,568	19.312	159,860	34.775
Outstanding, end of year	1,818,408	20.007	1,527,658	23.828	1,380,926	29.780
Exercisable, end of year	944,639	31.303	721,717	37.165	597,780	39.185
Reserved for future grants under the Plan	288,083
Reserved for future grants under the Directors’ Option Plan	18,000

For options outstanding and exercisable as of November 30, 2003, the exercise prices and remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in years)	Average Exercise Prices	Number Exercisable	Average Exercise Prices
$ 3.0600 – 5.4500	787,275	8.73	$4.5601	111,075	$3.8811
$ 5.8000 – 30.8500	538,049	5.73	16.1231	384,744	18.7335
$ 31.0950 – 60.1500	488,084	4.8	48.6738	443,820	48.6092
$ 63.4400 – 89.5500	5,000	4.81	71.5980	5,000	71.5980

	1,818,408	6.78	20.0065	944,639	31.3034

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

(19) Vendor Concentration

The Company purchased its products from more than 20 suppliers in fiscal 2003. The majority of the Company’s purchases, 75.0%, were from Nokia, Motorola, Kyocera and NEC. For the year ended November 30, 2003, Nokia and Motorola accounted for approximately 60.1% of the Company’s product purchases.

(20) Subsequent Event

In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the North American Region’s largest customer as well as its indirect sales channels when the current agreement related to this service expires on February 25, 2004. The Company had provided those services for the customer since 1998. Revenues from the customer and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003.

(21) Commitments and Contingencies

(a) Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company has obtained a temporary stay of the proceedings until March 31, 2004, or earlier if the plaintiffs determine that the transaction is likely to proceed prior to March 31, 2004. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. The Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires. The ultimate outcome is not currently predictable.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

(b) 401(k) Savings Plan

The Company established a savings plan for employees in 1994. Employees are eligible to participate if they were full-time employees as of July 1, 1994, or on completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made contributions of approximately $0.3 million to the plan for each of the years ended November 30, 2003, 2002 and 2001.

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

At November 30, 2003 and November 30, 2002, the Company had no forward contracts.

CELLSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter(d)		Second Quarter(d)		Third Quarter(d)		Fourth Quarter (d)
2003
Revenues	$464,957		415,467		414,924		498,076
Gross Profit	25,478		17,114		21,966		25,085
Net income (loss)	(16,806	)(a)	(8,114	)(b)	1,441	(b)	3,740	(c)
Net income (loss) per share:
Basic:	(0.83	)(a)	(0.40	)(b)	0.07	(b)	0.18	(c)
Diluted:	(0.82	)(a)	(0.40	)(b)	0.07	(b)	0.18	(c)
2002
Revenues	$603,064		544,565		484,730		430,412
Gross Profit	33,222		33,512		32,953		24,255
Net income (loss)	11,395	(e)	(5,913	)(f)	6,149	(g)	(41,555	)(g)(h)
Net income (loss) per share:
Basic:	0.95	(e)	(0.49	)(f)	0.50	(g)	(3.29	)(g)(h)
Diluted:	0.90	(e)	(0.49	)(f)	3.30	(g)	(3.29	)(g)(h)

(a)	As of December 1, 2002, the Company adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002 and performed an impairment test on its goodwill. As a result of the initial transitional impairment test, the Company recorded an impairment charge, net of tax of $3.8 million, of $17.2 million during the first quarter of 2003.
(b)	The consumer markets in the PRC were severely affected by the spread of SARS during the second and the beginning of the third quarters of 2003. Consumer purchases of wireless handsets were impacted during the period as the effects of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC continue to be affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers.
(c)	To reduce its in-country exposure in Colombia, the Company negotiated with its major carrier customer in Colombia and shifted the Company’s business with the carrier to the Company’s Miami export operations in the second quarter of 2003. However, since the third quarter of 2003, the major carrier customer has not been promoting Motorola product at historical levels and is currently purchasing product directly from a Korean manufacturer. The Company continues to monitor the situation and has made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property and equipment.
(d)	On March 21, 2003, the Company completed the sale of its Netherlands operations to a group, which included local management. The purchase price was $2.1 million in cash. In conjunction with the transaction, the Company recorded an impairment charge of $0.8 million, none for accumulated foreign currency translation adjustments, to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value for the three months ended February 28, 2003. In October 2003, the Company sold its Sweden operations to AxCom AB. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million, including a charge of $0.3 million for accumulated foreign currency translation adjustments, for the three months ended November 30, 2003.

In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

(e)	In the first quarter of 2002, the Company completed its exchange offer for its $150.0 million 5% convertible subordinated notes and recognized a gain, net of tax, of $10.9 million.
(f)	In the second quarter of 2002, the Company decided as part of its plan to reposition its operations that it would exit the United Kingdom, Peru and Argentina. As a result of the decision, the Company recorded an after-tax charge of $10.0 million.
(g)	In the third and fourth quarters of 2002, the Company reversed allowances of $0.8 million and $2.5 million, respectively, related to the closure of the U.K. operations.
(h)	In the fourth quarter of 2002, the Company recorded tax expense of $44.2 million related to undistributed earnings in its non-U.S. subsidiaries which were previously considered permanently reinvested.

Report of Independent Certified Public Accountants on Schedule

To the Board of Directors and Stockholders of CellStar Corporation:

In connection with our audit of the consolidated financial statements of CellStar Corporation and Subsidiaries referred to in our report dated February 13, 2004, except for paragraph 5 of Note 6, as to which the date is February 25, 2004, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended November 30, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Dallas, Texas

February 13, 2004

S-1

CELLSTAR CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended November 30, 2003, 2002 and 2001

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to activation income(a)	Deductions, net of recoveries	Balance at end of period
Allowance for doubtful accounts
November 30, 2003	$57,630	3,724	125	(1,382)	60,097
November 30, 2002	57,359	4,479	—	(4,208)	57,630
November 30, 2001	75,810	6,737	(53)	(25,135)	57,359
Reserve for inventory obsolescence
November 30, 2003	11,449	10,331	—	(4,948)	16,832
November 30, 2002	16,188	10,588	—	(15,327)	11,449
November 30, 2001	19,312	10,210	—	(13,334)	16,188

(a)	The Company, under agent agreements, earns activation commissions from wireless service providers on engaging subscribers for wireless handset services in connection with the Company’s retail operations. The agent agreements also provide for the reduction or elimination of activation commissions if the subscribers deactivate service within a stipulated period. The Company reduces activation income for increases in the allowance for estimated deactivations.

S-2