Form 10-K/A
period 2003-11-30
CELLSTAR CORP
filed 2004-03-29
CIK 913590

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

INDEX TO FORM 10-K

CellStar Corporation (the “Company” or “CellStar”) hereby amends and restates in its entirety each of the following items of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2004.

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K filed on February 26, 2004 does not reflect any events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

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

The Company’s Board of Directors (the “Board of Directors” or the “Board”) consists of six directors. Each director has been elected to serve for a specified term or until his successor has been elected or qualified. The names of the directors, along with their ages as of March 15, 2004, are as follows:

Name	Age	Current Position
Terry S. Parker	59	Chief Executive Officer
John T. Kamm	52	Director
Dale V. Kesler	65	Director
Jere W. Thompson	72	Director
James L. Johnson	76	Chairman of the Board
John L. (“J.L.”) Jackson	72	Director

Set forth below is a description of the backgrounds of each of the directors of the Company.

Mr. Parker’s background is described above.

John T. Kamm was elected by the Board of Directors to serve as a director of the Company in December of 2003, filling a vacancy in the Class III director group. Mr Kamm has worked in China for more than 30 years. Mr. Kamm is currently the President of Asia Pacific Resources, Inc., a San Francisco-based company he founded in 1993, which specializes in trade and investment, government affairs and U.S.-China relations. Mr. Kamm is also Chairman of Market Access Ltd., a Hong Kong-based consulting firm which he founded. Mr. Kamm currently serves as the Executive Director of the Dui Hua Foundation, a publicly supported organization dedicated to improving human rights in the United States and China, and Director of the Project in Human Rights Diplomacy of the Institute of International Studies of Stanford University. He is also an honorary professor of two Chinese universities, a Director of the National Committee on US-China Relations, a trustee of the World Affairs Council of Northern California, and a member of the Advisory Council of Princeton-in-Asia. Mr. Kamm has been active in China trade for many years, including serving as Vice President, Far East, of Occidental Chemical Corporation from 1986 to 1991. Mr. Kamm also served as President of the American Chamber of Commerce in Hong Kong in 1990.

Dale V. Kesler has served as a director of the Company since March 1999. Mr. Kesler retired as an active partner of the professional accounting firm of Arthur Andersen LLP in 1996 and served as the Managing Partner of Arthur Andersen’s Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler was responsible for strategic planning on a world-wide basis for the Audit and Business Advisory practices of Arthur Andersen in 1982 and 1983 and served as the head of the Audit Practice in the firm’s Dallas office from 1973 to 1982. Mr. Kesler also serves on the Board of Directors of Elcor Corporation, New Millennium Homes, Resource Services, Inc., Triad Hospitals, Inc. and IMCO Recycling Inc., and serves as an advisory board member to Snelling and Snelling, Inc. Mr. Kesler currently serves as Chairman of the Audit Committee of the Board of Directors.

Jere W. Thompson has served as a director of the Company since October 1999. Mr. Thompson served as President and Chief Executive Officer of The Southland Corporation from 1986 to 1991. Mr. Thompson joined Southland in 1954 and was made Vice President of store operations in 1962. He became Southland’s President in 1973 and was elected to Southland’s Board of Directors in 1961. Mr. Thompson was engaged in private business consulting from 1991 to 1996 when he became the President of The Williamsburg Corporation. Mr. Thompson serves on the Board of Directors and is the former Chairman of The National Center for Policy Analysis. He is also a board member of St. Paul and Zale Lipshy University Hospitals, and a member and former Chairman of The Development Board and the College and Graduate School of Business Foundation Advisory Council for The University of Texas at Austin. Mr. Thompson currently serves as Chairman of the Nominating Committee of the Board of Directors and also serves on the Audit and Compensation Committees of the Board of Directors.

James L. Johnson has served as the non-executive Chairman of the Board of Directors since July 2001 and as a director of the Company since March 1994. Mr. Johnson has been Chairman Emeritus of GTE Corporation

(presently known as Verizon Communications, Inc.) since May 1992 and served as GTE’s Chairman and Chief Executive Officer from April 1988 to April 1992. Mr. Johnson began his career with Southwestern Associated Telephone Company (the predecessor company of GTE Central) in 1949. He was a member of GTE’s Board of Directors from 1985 to May 1999 and a member of the Board of Directors of Finova Group Incorporated (formerly GTE Financial) until 2001. He is currently a director of Harte-Hanks, Inc., MONY Group Inc. and its wholly-owned subsidiary, MONY Life Insurance Company. Mr. Johnson is also past Chairman of the United States Telephone Association. Mr. Johnson currently serves on the Nominating and Compensation Committees of the Board of Directors.

John L. (“J.L.”) Jackson has served as a director of the Company since March 1999. Mr. Jackson served as Chairman and Chief Executive Officer of Global Industrial Technologies, Inc. (formerly INDRESCO) from 1993 to 1998. Before joining Global Industrial Technologies, Mr. Jackson was engaged in private executive business consulting from 1987 to 1993. From 1983 to 1987, Mr. Jackson served as a Director and as the President and Chief Operating Officer of Diamond Shamrock Corporation, and was Executive Vice President of Diamond Shamrock and President of its then newly-formed coal unit from 1979 to 1983. Mr. Jackson has served on numerous Boards of Directors, including the Fourth District Federal Reserve Bank of Cleveland, First Republic Bank, American Federal Bank, Hadson Energy Resources and National Gypsum Company. Mr. Jackson currently serves as Chairman of the Compensation Committee of the Board of Directors and also serves on the Audit Committee of the Board of Directors.

Audit Committee

The Board of Directors has a standing Audit Committee, which has been charged with certain powers and duties including, among others, authority to (i) recommend to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitor the performance of such firm; (ii) review and approve the scope of the annual audit and evaluate with the independent certified public accountants the Company’s annual audit and annual consolidated financial statements; (iii) review with management the status of internal accounting controls and internal audit procedures and results; (iv) evaluate problem areas having a potential financial impact on the Company that may be brought to the Committee’s attention by management, the independent certified public accountants or the Board and (v) evaluate the public financial reporting documents of the Company. The Audit Committee is required to have and will continue to have at least three members, all of whom must be “independent directors” as defined in Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, as may be modified or supplemented. Messrs. Kesler, Thompson and Jackson are the current members of the Audit Committee. The Audit Committee met eleven times during the 2003 fiscal year.

Dale Kesler has been designated by the Board of Directors as an audit committee financial expert. Mr. Kesler was a former partner at Arthur Andersen and has served on various boards and audit committees of publicly-held companies; thus the Board believes Mr. Kesler has the requisite understanding and experience to meet such standard. In addition, the Board determined that Mr. Jackson and Mr. Thompson are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. The Board has also determined that Mr. Kesler, Mr. Jackson and Mr. Thompson each meet the independence requirements set forth in the Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market. No member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiaries of the Company at any time during the past three years. In addition, no member of the Audit Committee accepted any consulting, advisory or other compensatory fee from the Company, other than for service on the Board or its committees, and no member of the Audit Committee was an affiliate of the Company or any of its subsidiaries in fiscal 2003.

There have been no changes to the procedures by which security holders may recommend nominees to the Board of Directors since the Company filed its Proxy Statement on March 10, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock (“Common Stock”) and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with for the Company’s 2003 fiscal year except for the following: Mr. King, upon becoming an executive officer of the Company on February 24, 2003, did not timely file a Form 3; and Messrs. Roth and Stark did not timely file their joint Form 4 with respect to sales made on October 27, 2003.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid to the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers who were serving as such based on salary and bonus earned during fiscal 2003 (collectively, the “Named Executive Officers”) for each of the Company’s last three fiscal years.

Name and Principal Position	Year	Annual Compensation					Long Term Compensation Awards		All Other Compensation ($)
		Salary ($)		Bonus* ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)(1)(2)
Terry S. Parker Chief Executive Officer	2003 2002 2001	950,000 950,000 341,634	(4)	380,000 380,000 200,000		— — —	— — —	50,000 — 204,000	3,361 3,777 3,256	(3) (3) (3)

A.S. Horng Chairman, Chief Executive Officer and General Manager of CellStar (Asia) Corporation Limited	2003 2002 2001	900,000 841,818 800,133		75,000 1,566,966 300,000	(5)	— — —	— — —	— 260,000 —	1,539 1,539 1,539	(7) (7) (7)

Robert A. Kaiser President and Chief Operating Officer	2003 2002 2001	450,000 436,442 —	(8)	225,000 675,000 —	(6) (9)	— — —	— — —	50,000 80,000 —	12,282 11,698 —	(3) (3)

Lawrence King President and Chief Operating Officer of Asia-Pacific Region	2003 2002 2001	369,231 369,290 360,058		30,769 30,005 70,780		— — —	— — —	— 7,000 12,000	3,510 3,365 3,365	(10) (10) (10)

Elaine Flud Rodriguez Senior Vice President, Secretary and General Counsel	2003 2002 2001	285,000 285,000 265,000		114,000 115,000 35,774		— — —	— — —	50,000 10,000 15,000	4,663 4,113 3,945	(3) (3) (3)

(*)	Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.
(1)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights.
(2)	All figures in this column reflect an adjustment for the Company’s one-for-five reverse stock split that was effected on February 22, 2002 (the “Reverse Split”).
(3)	Consists of insurance premiums paid by the Company and Company matching contributions to the named executive’s 401(k) plan.
(4)	Mr. Parker was appointed Chief Executive Officer of the Company on July 5, 2001.
(5)	Includes a signing bonus of $1,500,000 paid upon the effective date of Mr. Horng’s new employment agreement dated July 5, 2002, with CellStar (Asia). Mr. Horng is also eligible to receive a bonus of $1,500,000 upon the successful completion of the CellStar Asia Transaction. In the event the market capitalization of the holding company established for the Greater China Operations (“New CellStar Asia”) at the time of the IPO (as determined by CellStar, New CellStar Asia, and the underwriters is $250 million or greater, the success bonus will be increased to $2.5 million.
(6)	Pursuant to his employment agreement, as amended, the Company is obligated to pay Mr. Kaiser the sum of $500,000 relating to the timing of his promotion to President and Chief Operating Officer. The Company recorded this expense in its second fiscal quarter of 2003, however the amount has not been paid to Mr. Kaiser. Mr. Kaiser was named President and Chief Operating Officer on October 2, 2003. See “Executive Compensation—Employment Contracts and Termination of Employment and Change in Control Arrangements.”
(7)	Consists of a Company matching contribution to its Hong Kong retirement plan.
(8)	Mr. Kaiser was appointed Senior Vice President and Chief Financial Officer on December 12, 2001.
(9)

Consists of a signing bonus of $300,000, $200,000 paid pursuant to Mr. Kaiser’s employment agreement, and a bonus of $175,000 paid pursuant to the Amended and Restated Annual Incentive Compensation Plan (the “Incentive Plan”). See

“Executive Compensation—Employment Contracts and Termination of Employment and Change in Control Arrangements.”
(10)	Consists of insurance premiums paid by the Company and a Company matching contribution to its Hong Kong retirement plan.

Option Grants During 2003 Fiscal Year

The following table provides information related to options granted to the Named Executive Officers during the fiscal year ended November 30, 2003.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted(#)(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date
					5% ($)	10% ($)
Terry S. Parker	50,000	17.62	5.45	January 31, 2013	171,374	434,295
A.S. Horng	—	—	—	—	—	—
Robert A. Kaiser	50,000	17.62	5.45	January 31, 2013	171,374	434,295
Lawrence King	—	—	—	—	—	—
Elaine Flud Rodriguez	50,000	17.62	5.45	January 31, 2013	171,374	434,295

(1)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.
(2)	Reflects options to acquire shares of Common Stock. The Company has not granted stock appreciation rights. The options become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant; provided, however, that 100% of the shares shall become exercisable immediately upon the earlier to occur of (i) the successful completion of the CellStar Asia Transaction, if the CellStar Asia Transaction yields to the Company proceeds of $50.0 million or more in cash or cash equivalents, or (ii) the termination of the Named Executive Officer’s employment without cause. In the event of a “change of control” (as defined in the 1993 Amended and Restated Long-Term Incentive Plan (the “1993 Plan”)), any unexercisable portion of the options will become immediately exercisable.
(3)	The exercise price is equal to the fair market value of the Common Stock on the date of grant. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) in Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan to a third party and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or (d) in any other form of valid consideration that is acceptable to the Compensation Committee of the Board of Directors in its sole discretion.

Aggregated Option Exercises During 2003 Fiscal Year and Fiscal Year End Option Values

The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended November 30, 2003, and the number and value of options held on November 30, 2003. The Company does not have any outstanding stock appreciation rights. None of the Named Executive Officers in the table below exercised any options in fiscal 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at FY-End (#)(1)		Value of Unexercised In-the-Money Options at FY-End ($)(1)(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Terry S. Parker	—	—	157,250	102,250	549,010	608,315
A.S. Horng	—	—	213,712	217,571	671,950	2,015,850
Robert A. Kaiser	—	—	20,000	110,000	184,600	972,800
Lawrence King	—	—	64,720	13,407	43,408	76,763
Elaine Flud Rodriguez	—	—	42,655	67,818	57,238	523,887

(1)	All figures in this column reflect an adjustment for the Reverse Split.
(2)	Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise related.
(3)	The closing price for the Common Stock, as reported by the Nasdaq Stock Market on November 28, 2003, the last trading day of fiscal 2003, was $13.83. The value of unexercised in-the-money options is calculated on the basis of the difference between the option exercise price and $13.83 multiplied by the number of shares of Common Stock underlying the option.

Compensation of Directors

During the fiscal year ended November 30, 2003, each director of the Company who was not an officer or other employee of the Company received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting that he attended. To the extent that any committee meeting is held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) was paid. The Company also pays a per diem fee of $1,500 to each non-employee director for each day such director performs additional services for the Company at the request of the Chief Executive Officer. There were no per diem fees paid to any director for the fiscal year ended November 30, 2003.

In July 2001, Mr. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he is entitled to as a non-employee director. Mr. Johnson received $250,000 for his services as Chairman during fiscal 2003, in addition to director and retainer fees as described above.

Pursuant to the 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the “Directors’ Plan”), each non-employee director automatically received an option (the “Initial Option”) to purchase 1,500 shares of Common Stock upon becoming a non-employee director. The Initial Option vests in full six months after the date of grant, and expires ten years following the date of grant. In addition to the Initial Option, each non-employee director received an annual grant pursuant to the 1993 Plan of an option (the “Annual Option”) to purchase 1,000 shares of Common Stock, which option was automatically granted on the date of the first full Board of Directors meeting following the end of each fiscal year. The Annual Option vests with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of all options granted to non-employee directors must be equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan terminated on

March 3, 2004, and the 1993 Plan terminated on December 3, 2003. The Company intends that similar grants be made to non-employee directors pursuant to the 2003 Long-Term Incentive Plan (The “2003 Incentive Plan”) going forward. Since the 2003 Incentive Plan had not been approved by stockholders on the date of the first full Board of Directors meeting following the end of the 2003 fiscal year, the Annual Option was delayed until February 23, 2004, the date on which annual grants were made to eligible employees pursuant to the 2003 Incentive Plan.

On January 22, 2003, in recognition of the essential and critical contribution that each of the Company’s non-employee directors had made to the CellStar Asia Transaction, each non-employee director was granted options to purchase shares of Common Stock (the “Board Transaction Options”) pursuant to the 1993 Plan containing certain incentives for the completion of the CellStar Asia Transaction. The Board Transaction Options were granted after consultation with, and upon the recommendation of, a compensation consulting firm engaged by the Company and were granted in addition to the Annual Options. The Board Transaction Options were granted pursuant to the 1993 Plan, which had been previously approved by the Company’s stockholders. The Board Transaction Options were granted at an exercise price of $5.45 per share, which was the closing sale price of the Common Stock on the grant date, and become exercisable with respect to 25% of the shares covered by the Board Transaction Options on each anniversary of the grant date; provided, however, that 100% of the shares shall become exercisable immediately upon the earlier to occur of (i) the closing of the CellStar Asia Transaction, if the CellStar Asia Transaction yields to the Company proceeds of $50.0 million or more in cash or cash equivalents, or (ii) such person is not nominated and re-elected to the Board of Directors. The Board Transaction Options will terminate if not exercised within 10 years from the grant date.

Directors who are also employees of the Company receive no additional compensation for serving as directors. All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof.

Mr. Kamm was nominated to and elected by the Board of Directors on December 5, 2003. Since the beginning of fiscal 2003, the Company has paid Mr. Kamm $69,018 in consulting fees through his company, Asia Pacific Resources, Inc. The consulting agreement with the Company terminated in June 2003. In addition, on December 5, 2003, in connection with his nomination to the Board, Mr. Kamm received an Initial Option pursuant to the Directors’ Plan.

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company has entered into employment agreements (collectively, the “Employment Agreements” or individually, an “Employment Agreement”) with Mr. Parker, Mr. Horng, Mr. Kaiser, and Ms. Rodriguez (collectively, the “Executives” and individually, an “Executive”), effective July 5, 2001, July 5, 2002, December 12, 2001, and January 14, 2004, respectively. Mr. King does not have an employment agreement with the Company. The Employment Agreements of Messrs. Parker, Horng, Kaiser, and Ms. Rodriguez provide for annual base salaries of $850,000, $900,000, $450,000, and $285,000, respectively, which may be increased by the Board of Directors. Mr. Kaiser also received a signing bonus of $300,000. Mr. Horng received a signing bonus of $1.5 million, subject to repayment provisions if Mr. Horng terminates his Employment Agreement under certain conditions, and a success bonus of $1.5 million payable upon completion of the CellStar Asia Transaction; provided, however, that in the event the market capitalization of New CellStar Asia at the time of the IPO (as determined by CellStar, New CellStar Asia, and the underwriters) is $250.0 million or greater, the success bonus will be increased to $2.5 million. The Employment Agreement with Mr. Horng will terminate upon completion of the CellStar Asia Transaction without payment of compensation and will be replaced by a new employment agreement between New CellStar Asia and Mr. Horng. Each of the Employment Agreements also provides that the Executive is eligible to participate in an annual incentive plan approved by the Board of Directors during the term of his or her Employment Agreement.

Pursuant to his original Employment Agreement, the Company acknowledged Mr. Kaiser’s desire to assume greater responsibility for business operations, particularly in the North American Region of the Company’s subsidiary, CellStar, Ltd. (“Employer”). Employer agreed to establish an escrow account in the amount of $700,000, which amount was to be paid to Mr. Kaiser in the event that he was not named as Senior Vice

President of the Company and President of Employer’s North American Region on or before June 1, 2002. Mr. Kaiser, the Company, and Employer executed a First Amendment to Employment Agreement, effective as of April 2, 2002, which removed the requirement for the escrow and extended the date for the Company and Employer to name Mr. Kaiser as Senior Vice President of the Company and President of Employer’s North American Region to on or before September 1, 2002. Mr. Kaiser, the Company, and Employer executed a Second Amendment to Employment Agreement, effective as of September 10, 2002, which provided for the payment of $200,000 to Mr. Kaiser in consideration of Mr. Kaiser’s agreement to further extend the date by which he would be named as Senior Vice President of the Company and President of Employer’s North American Region to on or before March 1, 2003. This amendment reduced the amount payable in the event Mr. Kaiser is not so named to $500,000. Mr. Kaiser, the Company, and Employer executed a Third Amendment to Employment Agreement as of February 28, 2003, extending the date by which he would be named as Senior Vice President of the Company and President of Employer’s North American Region to on or before May 1, 2003. No additional compensation was paid to Mr. Kaiser for such extension. Mr. Kaiser was named President and Chief Operating Officer on October 2, 2003. Pursuant to his Employment Agreement, as amended, the Company is obligated to pay Mr. Kaiser the sum of $500,000 related to the timing of his promotion. The Company recorded this expense in its second fiscal quarter of 2003, however the amount has not been paid to Mr. Kaiser.

The Company is obligated, during the term of his Employment Agreement, to provide to Mr. Kaiser a life insurance policy with a face amount of $1,500,000 and a disability insurance policy with an annual disability benefit of $200,000 until attainment of age 65. The Company has in place insurance to cover a portion of such expenses. Each of the Executives is eligible to participate in the life, health, and disability insurance programs customarily made available to employees of the Company.

Each of the Employment Agreements has an initial term of four years, except those of Ms. Rodriguez and Mr. Horng. Ms. Rodriguez’s Employment Agreement is summarized below. Mr. Horng’s Employment Agreement expires on the fifth anniversary of the date on which the Board of Directors notifies Mr. Horng that it has determined to discontinue the automatic daily extension of his Employment Agreement. Pursuant to his Employment Agreement, Mr. Horng is an employee of CellStar Asia, and any continuing obligations of the Company contained in his Employment Agreement will terminate upon the completion of the CellStar Asia Transaction. Upon such termination, Mr. Horng’s outstanding options to purchase Common Stock will expire 30 days after the termination date. All of the Employment Agreements, other than Ms. Rodriguez’s, are subject to earlier termination as follows: (i) by the Company (a) due to the disability of the Executive, (b) for “cause” or (c) “without cause”; or (ii) by the Executive (a) upon a material breach by the Company of the Employment Agreement (“Company Breach”), (b) within 12 months of a “change in control,” or (c) without “good reason” (defined as termination for any reason other than Company Breach). If any Executive other than Ms. Rodriguez terminates his employment due to Company Breach or if any Executive other than Ms. Rodriguez is terminated by the Company “without cause,” he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the amount of his annual incentive payments for the preceding year divided by 365 and (ii) multiplied by (a) with respect to the Executives other than Mr. Horng, the lesser of (x) 720 or (y) the greater of the number of days remaining in the term of his employment or 365, or (b) with respect to Mr. Horng only, the number of days from the date the Board of Directors notifies Mr. Horng that it has determined to discontinue the automatic daily extension of his Employment Agreement to the end of the term, which period shall equal five years. In the event of termination of employment after a “change in control,” each of the Executives, other than Ms. Rodriguez, will be entitled to receive an amount equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code) or such lesser amount that is the maximum payment permitted by the Internal Revenue Code that does not constitute an “excess parachute payment.”

Ms. Rodriguez’s Employment Agreement has an initial term of three years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by employer or employee at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Ms. Rodriguez’s Employment Agreement is subject to earlier termination as follows: (i) by the Company (a) due to the disability of Ms. Rodriguez, (b) for “cause” or (c) “without cause”; or (ii) by Ms. Rodriguez (a) upon a Company Breach, (b) within 24 months of a “change in control,” provided further that her employment is terminated “without cause,” due to Company Breach, or based on a “forced relocation” (defined as Ms. Rodriguez being required to be based at any place outside a 50-mile radius of the Company’s Carrollton, Texas, headquarters) or (c) “voluntarily” (defined as termination for any reason other than Company Breach). If Ms. Rodriguez terminates her employment due to Company Breach or if she is terminated by the Company “without cause,” she will be entitled to receive her accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) her base salary plus (b) the greater of her annual incentive payment for the preceding year or the average of her annual incentive payments for the preceding three years, divided by 365, and (ii) the lesser of (x) 730 and (y) the greater of the number of days remaining in the initial three-year term (or, the number of days remaining in the initial three-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial three-year term and no notice of non-renewal has been given) or 365 (the “Rodriguez Severance Period”). Ms. Rodriguez is also entitled, under such circumstances, to the services of an outplacement consultant at Company expense. In the event of termination of employment of Ms. Rodriguez after a “change in control,” she will be entitled to receive an amount equal to three times the sum of (i) her base salary plus (ii) the greater of (a) her annual incentive payment for the preceding year or (b) the average of her annual incentive payments for the preceding three years, or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” Under such circumstances, Ms. Rodriguez is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by her in enforcing her rights under her Employment Agreement. If the employment of Ms. Rodriguez is terminated “without cause,” due to Company Breach, or following a “change in control,” Ms. Rodriguez is further entitled, at Company expense, to health and life insurance coverage for her and, if applicable, her spouse and children, for a period of time equal to, in the case of termination following a “change in control,” three years or, in all other cases, the lesser of 545 days and the Rodriguez Severance Period.

Under the Employment Agreements, a termination will be deemed to be “without cause” if it is for any reason other than due to the disability of the Executive or for “cause.” Under the Employment Agreements, a termination will generally be considered to be for “cause” if it is due to the Executive’s (i) gross incompetence or, in the case of Mr. Parker, willful failure to perform his duties, (ii) willful misconduct or, in the case of Mr. Parker, misconduct that causes or is likely to cause material economic harm to, or discredit to the reputation of, the Company or its affiliated entities, (iii) failure to follow the directions of senior management or the Board of Directors or general partner of the Company or the Executive’s employer, (iv) conviction of or a plea of nolo contendere to a felony involving moral turpitude or the entry of an order by any federal or state regulatory agency prohibiting the Executive from participating in the affairs of the Company, or (v) any other material breach of his or her Employment Agreement that is not cured within 30 days after receipt of written notice from the Company specifying the breach.

For purposes of the Employment Agreements a “change in control” will be deemed to occur upon the occurrence of any of the following: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities, or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (ii) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (iii) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (iv) the cessation of control (by virtue of their not constituting a majority of directors) of the Board of Directors by the Continuing Directors (as defined in the Employment Agreements); (v) with respect to Ms. Rodriguez’s Employment Agreement only, (a) the acquisition of beneficial ownership of 15% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the date of her Employment Agreement, (b) the acquisition of beneficial ownership of an additional 5% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the date of her Employment Agreement, or (c) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including, without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; or (vi) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7 of the United States Bankruptcy Code.

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

Compensation Committee Interlocks and Insider Participation

For fiscal 2003, the Compensation Committee of the Board of Directors consisted of J.L. Jackson (Chairman), James L. Johnson, and Jere W. Thompson. No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In July 2001, Mr. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he is entitled to as a non-employee Director. Mr. Johnson received $250,000 for his services as Chairman during fiscal 2003, in addition to director and retainer fees. Mr. Johnson was the only member of the Compensation Committee that had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K promulgated by the SEC. No executive officer of the Company served on the compensation committee, or as a director, of another entity, one of whose executive officers served on the Company’s Compensation Committee or on its Board of Directors in fiscal 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 5, 2004, by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) the Named Executive Officers; (iii) each director and nominee for director of the Company who was serving in such capacity on November 30, 2003; and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner or Group	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Alan H. Goldfield(2)	3,502,865	(3)	17.0
Michael A. Roth and Brian J. Stark(4)	3,744,032	(5)	18.4
Terry S. Parker(6)	171,000	(7)	*
A.S. Horng(6)	725,283	(8)	3.5
Robert A. Kaiser(6)(9)	54,580	(10)	*
Lawrence King(6)	71,627	(11)	*
Elaine Flud Rodriguez(6)	65,342	(12)	*
James L. Johnson(6)	18,500	(13)	*
Dale V. Kesler(6)	12,700	(14)	*
John L. (“J.L.”) Jackson(6)	14,500	(15)	*
Jere W. Thompson(6)	12,990	(16)	*
Current Directors and Executive Officers as a Group	1,165,847	(17)	5.5

*	Less than 1%.
(1)	Based on 20,362,404 shares outstanding as of March 5, 2004.
(2)	The address for Mr. Goldfield is 1851 Turbeville Road, Denton, Texas 76210.

(3)	Includes 2,818,865 shares held in various entities controlled by Mr. Goldfield and his wife, based on a Form 4 filed with the SEC on January 22, 2004. Also includes 474,000 shares that are subject to a revocable (upon 90 days written notice) proxy granted to Mr. Goldfield by Mr. A.S. Horng, which proxy gives Mr. Goldfield the right to vote such shares. Also includes 210,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(4)	The address for Messrs. Roth and Stark is c/o Stark Investments, 3600 South Lake Drive, St. Francis, Wisconsin 53235.
(5)	Based on a Schedule 13G filed with the SEC on March 5, 2004 reporting sales made by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13d-1(k) under the Exchange Act. Messrs. Roth and Stark reported shared dispositive and shared voting power with respect to all shares owned.
(6)	The address for such individual is 1730 Briercroft Court, Carrollton, Texas 75006.
(7)	Consists of 1,500 shares subject to options granted under the Directors’ Plan, 132,000 shares subject to options granted under the 1993 Plan, and 37,500 shares subject to options granted outside the 1993 Plan, all of which options are exercisable within 60 days.
(8)	Includes 474,000 shares that are subject to a revocable (upon 90 days written notice) proxy to vote such shares held by Alan H. Goldfield. Also includes 223,783 shares subject to options granted under the 1993 Plan, and 27,500 shares subject to options granted outside the 1993 Plan, all of which options are exercisable within 60 days.
(9)	Mr. Kaiser was appointed President and Chief Operating Officer of the Company on October 2, 2003.
(10)	Consists of 2,080 shares of Common Stock, and 52,500 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(11)	Consists of 71,627 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(12)	Consists of 1,120 shares of Common Stock, and 64,222 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(13)	Consists of 4,500 shares of Common Stock, and 14,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(14)	Consists of 200 shares of Common Stock held jointly with Mr. Kesler’s wife, 1,500 shares subject to options granted under the Directors’ Plan, and 11,000 shares subject to options granted under the 1993 Plan, all of which options are exercisable within 60 days.
(15)	Consists of 2,000 shares of Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, and 11,000 shares subject to options granted under the 1993 Plan, all of which options are exercisable within 60 days.
(16)	Consists of 490 shares of Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, and 11,000 shares subject to options granted under the 1993 Plan, all of which options are exercisable within 60 days.
(17)	Includes shares subject to options held by directors and Named Executive Officers more fully described in footnotes 7 through 16 above, and 17,825 shares subject to options granted under the 1993 Plan to executive officers not named in the table, which options are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of November 30, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)		Weighted Average Exercise Price of Outstanding Options(1)	Number of securities Remaining Available for Future Issuance (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,658,408	(2)	$21.42	306,083	(3)
Equity compensation plans not approved by security holders	160,000	(4)(5)	$5.43	—

Total	1,818,408			306,083

(1)	The Company does not have outstanding any warrants or rights to purchase Common Stock, with the exception of rights outstanding pursuant to its amended and restated stockholder rights plan, which rights are offered to all stockholders on a pro rata basis.
(2)	Consists of 1,650,908 shares of Common Stock issued pursuant to the 1993 Plan and its predecessors, and 7,500 shares of Common Stock issued pursuant to the Directors’ Plan.
(3)	Consists of 288,083 shares of Common Stock which may be issued pursuant to the 1993 Plan and its predecessors, and 18,000 shares of Common Stock which may be issued pursuant to the Directors’ Plan.
(4)	On July 5, 2001, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share, adjusted to reflect the Reverse Split, to an executive officer. 25% of these options vested immediately upon grant, and the remainder vest in 25% increments thereafter beginning on the first anniversary of the grant date. The options expire on July 4, 2011, unless a termination of service occurs. In addition, the options become immediately vested upon the occurrence of certain events, including termination of employment by the Company without cause, company breach, or as a result of a change in control, as such terms are defined in the executive officer’s employment agreement.
(5)	On September 10, 2002, the Company granted options to purchase 110,000 shares of Common Stock at an exercise price of $3.25 per share to an executive officer. The options vest in 25% increments beginning on the first anniversary of the grant date, provided, however, that none of the shares become exercisable until the plan is approved by stockholders. The options expire on September 9, 2012, unless a termination of service occurs.

Item 13. Certain Relationships and Related Transactions

The Company and the newly-formed company set up by certain of the directors and senior management of CellStar Asia (“ManCo”) have entered into a non-binding letter of intent relating to ManCo’s participation in the CellStar Asia Transaction. A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia, and an executive officer of the Company; Lawrence King, President and Chief Operating Officer of the Asia-Pacific Region and an executive officer of the Company; and Conor Yang, Chief Financial Officer of the Asia-Pacific Region, will each own 32.5% of ManCo. Ivan Chiang, General Counsel for the Asia-Pacific Region, will own the remaining 2.5% of ManCo. Neither Mr. Yang nor Mr. Chiang is considered by the Company to be an executive officer of the Company. The CellStar Asia management team determined the stock ownership of ManCo. Assuming the market value of New CellStar Asia at the time of the CellStar Asia Transaction is $200.0 million, Mr. Horng’s and Mr. King’s respective ownership interests in ManCo would each be worth approximately $13.0 million. In addition, pursuant to his employment agreement with CellStar Asia, Mr. Horng would receive a cash bonus of $1.5 million upon successful completion of the CellStar Asia Transaction. If the market capitalization of New CellStar Asia at the time of the IPO (as determined by CellStar, New CellStar Asia, and the underwriters) is greater than or equal to $250.0 million, such cash bonus will be increased to $2.5 million.

The Company has further agreed, in negotiations with the CellStar Asia management team and as part of the overall stock ownership and value that the CellStar Asia management team would obtain in the CellStar Asia Transaction, that, in the event that the total sale proceeds received by CellStar International from the sale of its shares in New CellStar Asia in the IPO and any subsequent sales or exchanges of its shares after the expiration of a period of 12 months following the IPO (“the Lock-up Period”) exceed $260.0 million, CellStar International shall pay to ManCo an amount in cash equal to 20% of the difference between CellStar International’s total proceeds received from the sale or exchange of shares of New CellStar Asia and $260.0 million. Such amount will become payable as soon as CellStar International’s total proceeds received from the sale or exchange of its shares in New CellStar Asia exceed $260.0 million. Mr. Horng and Mr. King are the only directors or executive officers of the Company who have a direct financial interest in the CellStar Asia Transaction. Upon the closing of the CellStar Asia Transaction, Mr. Horng and Mr. King will no longer be officers or employees of the Company.

Each of the members of the CellStar Asia management team will enter into employment agreements with New CellStar Asia at the time of the IPO that will contain customary non-competition, non-solicitation, and confidentiality covenants that management of New CellStar Asia believes are enforceable under Hong Kong law.

The annual incentive bonus of Terry S. Parker, the Chief Executive Officer of the Company, is based in part on “the attainment of certain goals related to the creation, conservation, and effective use of cash by the Company” and other factors. The successful completion of the CellStar Asia Transaction is likely to have a significant positive impact on his fiscal 2004 bonus and the fiscal 2004 bonuses of the Company’s other executive officers. As the Compensation Committee of the Board has yet to determine the criteria for these bonuses, the impact is not currently quantifiable.

On January 22, 2003, in recognition of the essential and critical contribution that each Board member, the Chief Executive Officer, the Chief Financial Officer, and the General Counsel had made to the CellStar Asia Transaction, the substantial contribution to the CellStar Asia Transaction made by the Corporate Controller; and the contributions of certain of the Company’s other executive officers and key employees to the CellStar Asia Transaction, such individuals were granted options to purchase shares of Common Stock (the “Transaction Options”) containing certain incentives for the completion of the CellStar Asia Transaction. The Transaction Options were granted pursuant to the 1993 Plan, which had been previously approved by the Company’s stockholders. The Transaction Options were granted after consultation with, and upon the recommendation of, a compensation consulting firm engaged by the Company. The Transaction Options were granted at an exercise price of $5.45 per share, which was the closing sale price of the Common Stock on the grant date. As of March 23, 2004, the closing sale price as reported by the Nasdaq National Market was $9.41. The Transaction Options will become exercisable with respect to 25% of the shares covered thereby on each anniversary of the grant date; provided, however, that 100% of the shares shall become exercisable immediately upon the earlier to occur of (i) the closing of the CellStar Asia Transaction, if the CellStar Asia Transaction yields to the Company proceeds of $50.0 million or more in cash or cash equivalents, (ii) if the grantee is a non-employee director, the failure of such person to be nominated and re-elected to the Board of Directors, or (iii) if the grantee is an employee, the termination of such person’s employment without cause. The Transaction Options will terminate if not exercised within 10 years from the grant date. The grants of the Transaction Options were as follows:

Name and Principal Position	Number of Transaction Options Granted
Terry S. Parker Chief Executive Officer	50,000

Robert A. Kaiser President and Chief Operating Officer (formerly Chief Financial Officer)	50,000

Elaine Flud Rodriguez Senior Vice President, Secretary and General Counsel	50,000

Raymond L. Durham Vice President and Corporate Controller	20,000

James L. Johnson Chairman of the Board	25,000

John L. (“J.L.”) Jackson Director	25,000

Jere W. Thompson Director	25,000

Dale V. Kesler Director	25,000

TOTAL	312,500	(1)

(1)	Includes 42,500 Transaction Options granted to other key employees, who are not executive officers, not named in the table.

In July, 2001, the Company entered into a Consulting Agreement with Mr. Goldfield under which the Company engaged Mr. Goldfield to perform such services for the Company as are mutually agreeable to Mr. Goldfield and the Chief Executive Officer of the Company. Under the Consulting Agreement, Mr. Goldfield has the honorary title of “Chairman Emeritus” of the Company but is not a director, officer or employee of the Company and has no authority to act on behalf of the Company. The Company agreed to pay Mr. Goldfield 5% of net earnings from specified new lines of business conducted by the Company in the PRC, Hong Kong, Korea, Japan, Taiwan, Singapore, Malaysia, and the Philippines (the “Earnout”) through November 30, 2006, if not earlier terminated, but not to exceed $15,000,000. New business lines covered by the Earnout include the sale of prepaid calling cards, the sale of specified paging and long distance services, the sale of “Tai Chi box” services and products, and the sale of personal digital assistants and digital cameras. No payments have been made pursuant to the Consulting Agreement. Even though the successful completion of the CellStar Asia Transaction will terminate substantially all of the Company’s operations subject to the Earnout, the Consulting Agreement has not been amended or terminated in anticipation of the CellStar Asia Transaction.

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

The Consulting Agreement also includes non-competition and confidentiality provisions. The non-competition provision is effective until the date the Consulting Agreement is terminated.

In July 2001, James L. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he is entitled to as a non-employee Director. Mr. Johnson received $250,000 for his services as Chairman during fiscal 2003, in addition to director and retainer fees.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees paid or payable to Grant Thornton LLP and KPMG LLP for services rendered for the fiscal year ended November 30, 2003 (in thousands).

	KPMG LLP		Grant Thornton LLP		Total
Audit Fees	$—	389,869	—	1,808,653		2,198,522
Financial Information Systems Design and Implementation Fees	—	—	—	—	—	—
All Other Fees
Audit Related Fees	$342,580	—	81,390	—	423,970	—
Tax Fees	687,161	1,029,741	6,150	87,540	693,311	1,117,281

		$1,419,610		1,896,193		3,315,803

The Audit Committee has considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following have been or are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of the Form 10-K, filed with the SEC on February 26, 2004.

(2) Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of the Form 10-K, filed with the SEC on February 26, 2004.

(3) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (9)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”). (20)

3.4	Amended and Restated Bylaws of CellStar Corporation. (13)

4.1	The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference. (1)(9)(20)(13).

4.2	Specimen Common Stock Certificate of CellStar Corporation. (16)

4.3	Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (“Rights Agreement”). (3)

4.4	First Amendment to Rights Agreement, dated as of June 18, 1997. (4)

4.5	Second Amendment to Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (20)

4.6	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (“Certificate of Designation”). (2) (3)

4.7	Certificate of Correction of Certificate of Designation. (3) (4)

4.8	Form of Rights Certificate. (19)

4.9	First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (19)

4.10	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee. (15)

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(27)

10.2	Registration Rights Agreement by and between the Company and Audiovox Corporation, dated as of December 3, 1993. (5)

Number	Description
10.3	Registration Rights Agreement by and between the Company and Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)(27)

10.5	CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, effective as of January 21, 2000. (10)(27)

10.6	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996. (2)(27)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(27)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(28)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(28)

10.10	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates. (13)(27)

10.11	Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (13)(27)

10.12	Employment Agreement, dated as of July 5, 2001, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker. (13)(27)

10.13	Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.14	First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.15	Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (15)

10.16	Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (14)(27)

10.17	Employment Agreement, effective as of December 12, 2001, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(27)

10.18	First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(27)

10.19	Third Amendment and Waiver to Loan Agreement, dated as of May 9, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (17)

10.20	Separation Agreement and Release, dated as of June 20, 2002, by and among CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (17)(27)

Number	Description
10.21	Employment Agreement, dated as of July 5, 2002, by and among CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (18)(27)

10.22	Second Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (18)(27)

10.23	First Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (18)(27)

10.24	Fourth Amendment to Loan Agreement, entered into July 29, 2002, but effective as of May 9, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (18)

10.25	Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.26	Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.27	First Amendment to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, executed as of September 10, 2002 and effective as of February 22, 2002. (20)(27)

10.28	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002. (20)(27)

10.29	Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.30	Third Amendment to Employment Agreement, effective as of February 28, 2003, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (21)(27)

10.31	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the lenders. (22)

10.32	Employment Agreement, dated as of October 2, 2003, by and among CellStar, Ltd., CellStar Corporation and Paul C. Samek. (25)(27)

10.33	Consent and Waiver and Ninth Amendment to Loan and Security Agreement, effective as of February 24, 2004, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (25)

10.34	Nonqualified Stock Option Agreement, effective as of July 5, 2001, entered into by and between CellStar Corporation and Terry S. Parker. (25)(27)

10.35	Form of Nonqualified Stock Option Agreement by and between CellStar Corporation and An-Hsien Hong. (25)(27)

10.36	Distribution Agreement, dated as of December 1, 2001, by and between Nokia (China) Investment Co., Ltd. and Shanghai CellStar International Trading Co., Ltd. (26)(28)

Number	Description

10.37	Letter from KPMG, LLP, dated August 7, 2003. (23)

10.38	CellStar Corporation 2003 Long-Term Incentive Plan, approved by stockholders on February 10, 2004. (24)(27)

21.1	Subsidiaries of the Company. (25)

23.1	Consent of Grant Thornton LLP. (25)

23.2	Consent of KPMG LLP. (25)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the SEC on February 28, 2003, and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 7, 2003, and incorporated herein by reference.
(24)	Previously filed as an appendix to the Company’s Proxy Statement Relating to its 2002 annual meeting, filed with the SEC on December 22, 2003, and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003, filed with the SEC on February 26, 2004, and incorporated herein by reference.
(26)	Filed herewith.
(27)	The exhibit is a management contract or compensatory plan or agreement.
(28)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION
By:	/s/ ELAINE FLUD RODRIGUEZ
Elaine Flud Rodriguez Senior Vice President and General Counsel

Date: March 29, 2004