Form 10-Q
period 2004-02-29
CELLSTAR CORP
filed 2004-04-14
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22972

CELLSTAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1730 Briercroft Court Carrollton, Texas	75006
(address of principal executive offices)	(zip code)

Registrant’s telephone

number including area

code: (972) 466-5000

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

Yes ☐ No ☒

On April 12, 2004, there were 20,366,854 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	February 29, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$49,456	39,411
Restricted cash	524	16,159
Accounts receivable (less allowance for doubtful accounts of $60,472 and $60,097, respectively)	274,528	214,835
Inventories	144,934	167,807
Deferred income taxes	31,486	35,058
Prepaid expenses	31,392	33,588

Total current assets	532,320	506,858
Property and equipment, net	12,262	12,702
Deferred income taxes	22,576	22,576
Other assets	6,164	6,159

	$573,322	548,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$115,404	107,797
Accounts payable	196,032	186,481
Accrued expenses	30,682	24,470
Income taxes payable	179	893
Deferred income taxes	36,194	36,194

Total current liabilities	378,491	355,835
12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	2,842	3,584

Total liabilities	393,707	371,793

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,362,404 and 20,356,242 shares issued and outstanding, respectively	204	204
Additional paid-in capital	123,452	123,407
Accumulated other comprehensive loss—foreign currency translation adjustments	(11,701)	(12,540)
Retained earnings	67,660	65,431

Total stockholders’ equity	179,615	176,502

	$573,322	548,295

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended
	February 29, 2004	February 28, 2003
Revenues	$471,113	464,957
Cost of sales	444,491	439,479

Gross profit	26,622	25,478
Selling, general and administrative expenses	21,988	23,577

Operating income	4,634	1,901

Other income (expense):
Interest expense	(1,464)	(1,233)
Other, net	230	124

Total other income (expense)	(1,234)	(1,109)

Income from continuing operations before income taxes	3,400	792
Provision for income taxes	1,343	397

Income from continuing operations	2,057	395
Discontinued operations	172	(48)

Income before cumulative effect of a change in accounting principle, net of tax	2,229	347
Cumulative effect of a change in accounting principle, net of tax	—	(17,153)

Net income (loss)	$2,229	(16,806)

Net income (loss) per share:
Basic:
Income from continuing operations	$0.10	0.02
Discontinued operations	0.01	—

Income before cumulative effect of a change in accounting principle, net of tax	0.11	0.02
Cumulative effect of a change in accounting principle, net of tax	—	(0.85)

Net income (loss) per share	$0.11	(0.83)

Diluted:
Income from continuing operations	$0.10	0.02
Discontinued operations	0.01	—

Income before cumulative effect of a change in accounting principle, net of tax	0.11	0.02
Cumulative effect of a change in accounting principle, net of tax	—	(0.84)

Net income (loss) per share	$0.11	(0.82)

Weighted average number of shares:
Basic	20,360	20,354

Diluted	20,812	20,438

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Three months ended February 29, 2004, and February 28, 2003

(Unaudited)

(In thousands)

	Common Stock			Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital		Retained earnings	Total
Balance at November 30, 2003	20,356	$204	123,407	(12,540)	65,431	176,502
Comprehensive income:
Net income	—	—	—	—	2,229	2,229
Foreign currency translation adjustment	—	—	—	839	—	839

Total comprehensive income						3,068
Common stock issued under stock option plans	6	—	45			45

Balance at February 29, 2004	20,362	$204	123,452	(11,701)	67,660	179,615

Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(16,806)	(16,806)
Foreign currency translation adjustment	—	—	—	(1,222)	—	(1,222)

Total comprehensive loss						(18,028)

Balance at February 28, 2003	20,354	$204	123,392	(15,657)	68,364	176,303

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended February 29, 2004, and February 28, 2003

(Unaudited)

(In thousands)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,229	(16,806)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for doubtful accounts	285	2,008
Provision for inventory obsolescence	1,986	1,758
Depreciation and amortization	1,436	2,027
Deferred income taxes	3,572	455
Cumulative effect of a change in accounting principle, net of tax	—	17,153
Changes in operating assets and liabilities:
Accounts receivable	(59,139)	(8,586)
Inventories	20,887	(23,697)
Prepaid expenses	2,196	3,245
Other assets	(156)	(697)
Accounts payable	9,551	5,011
Accrued expenses	5,642	(3,691)
Income taxes payable	(714)	60
Discontinued operations	(172)	(2,922)

Net cash used in operating activities	(12,397)	(24,682)

Cash flows from investing activities:
Purchases of property and equipment	(845)	(524)
Change in restricted cash	15,635	3,872
Other	—	(38)
Discontinued operations	—	(108)

Net cash provided by investing activities	14,790	3,202

Cash flows from financing activities:
Borrowings on notes payable	187,561	180,753
Payments on notes payable	(179,954)	(162,905)
Additions to deferred loan costs	—	(1)
Net proceeds from issuance of common stock	45	—
Discontinued operations	—	7,712

Net cash provided by financing activities	7,652	25,559

Net increase in cash and cash equivalents	10,045	4,079
Cash and cash equivalents at beginning of period	39,411	29,270

Cash and cash equivalents at end of period	$49,456	33,349

See accompanying notes to unaudited consolidated financial statements.

CellStar Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis for Presentation

Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the “Company”) are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results have been reflected therein. Operating revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for any other interim period or for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended November 30, 2003.

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

The Company has not materially changed its significant accounting policies from those disclosed in the Form 10-K.

(2) Stock-Based Compensation

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been the pro forma amounts below for the periods ended February 29, 2004 and February 28, 2003 (in thousands, except per share amounts):

	For the three months ended
	February 29, 2004	February 28, 2003
Net income (loss), as reported	$2,229	(16,806)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(183)	(146)

Proforma net income (loss)	$2,046	(16,952)

Net income (loss) per common share:
Basic - as reported	$0.11	(0.83)
Basic - proforma	0.10	(0.83)
Diluted - as reported	$0.11	(0.82)
Diluted - proforma	0.10	(0.83)

(3) Net Income (Loss) Per Share

A reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the three months ended February 29, 2004, and February 28, 2003, follows (in thousands):

	2004	2003
Weighted average number of shares outstanding	20,360	20,354
Effect of dilutive securities:
Stock options	452	84

Weighted average number of shares outstanding including effect of dilutive securities	20,812	20,438

Options outstanding to purchase 0.7 million and 1.2 million shares of common stock for the three months ended February 29, 2004, and February 28, 2003, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

(4) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific; North America, which consists of the United States, excluding Miami; and Latin America, which includes Mexico and the Company’s Miami, Florida, operations (“Miami”). Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of February 29, 2004, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments and interest expense on the Company’s domestic revolving line of credit and long-term debt. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of February 29, 2004, and November 30, 2003, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Total assets
February 29, 2004	$322,111	118,184	79,055	678	53,294	573,322
November 30, 2003	277,952	103,931	106,714	4,110	55,588	548,295

Segment operations information for the three months ended February 29, 2004 and February 28, 2003, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Three months ended February 29, 2004
Revenues from external customers	$269,699	90,263	111,151	—	—	471,113
Income (loss) from continuing operations before interest and taxes	7,004	1,745	(558)	475	(3,920)	4,746

Three months ended February 28, 2003
Revenues from external customers	244,036	96,049	124,872	—	—	464,957
Income (loss) from continuing operations before interest and taxes	8,043	(4,018)	774	220	(3,327)	1,692

	2004	2003
Income from continuing operations before interest and income taxes per segment information	$4,746	1,692
Interest expense per the consolidated statements of operations	(1,464)	(1,233)
Interest income included in other, net in the consolidated statements of operations	118	333

Income from continuing operations before income taxes per the consolidated statements of operations	$3,400	792

(5) Debt

Debt consisted of the following at February 29, 2004, and November 30, 2003 (in thousands):

	February 29, 2004	November 30, 2003
Notes payable
Revolving Credit Facility	$26,901	19,305
People’s Republic of China credit facilities	22,955	6,041
People’s Republic of China notes payable	65,548	82,451

Total notes payable	115,404	107,797
Long-term debt
12% Senior subordinated notes	12,374	12,374

Total debt	$127,778	120,171

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) that expires in September 2006.

Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company would incur a termination fee. The termination fee is currently $2.6 million and decreases by $0.9 million each anniversary date, September of each year. As of February 29, 2004, the Company had borrowed $26.9 million, at an interest rate of 5.0%, under the Facility and had additional borrowing availability of $36.0 million.

On February 24, 2004, the Company finalized an amendment to the Facility that modified a financial covenant related to interest coverage in its operations in Latin America, effective as of November 30, 2003.

On March 31, 2004, the Company finalized an amendment to the Facility that increased borrowing availability under the loan by modifying advance rates for, and definitions of, eligible accounts receivable and inventory. The amendment also allows the Company to utilize its domestic receivables from foreign entities in other financing arrangements.

At February 29, 2004, the Company’s operations in the People’s Republic of China (“PRC”) had various short-term borrowing facilities totaling approximately 732 million Renminbi (“RMB”) (approximately USD $88.5 million), of which $88.5 million had been borrowed. The facilities consist of revolving lines of credit, bank notes and factoring facilities. The facilities have interest rates ranging from 0.0% to 5.0% and have maturity dates through January 2005. The various short-term borrowing facilities are collateralized by a combination of RMB cash deposits in the PRC (USD $0.1 million of collateral) and PRC accounts receivable (USD $60.9 million of collateral). The Company also has assigned the proceeds of $1.7 million of bank notes received from various customers in the PRC to various suppliers.

At February 29, 2004, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets; and enter into transactions with affiliates.

(6) Discontinued Operations

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. During the quarter ended February 28, 2003, in conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. In October 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million, including a charge of $0.3 million for accumulated foreign currency translation adjustments, for the three months ended November 30, 2003.

During the first quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 144. In conjunction with the 2003 sales of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

In the first quarter of 2004, the Company reversed $0.2 million of accrued expenses related to the sale of Sweden as the amounts paid by the Company were less than the original estimates.

Following is a summary of the discontinued operations in The Netherlands and Sweden for the three months ended February 29, 2004, and February 28, 2003 (in thousands):

	Three months ended February 29, 2004	Three months ended February 28, 2003
Revenues	$—	42,126
Cost of sales	—	40,279

Gross profit	—	1,847
Selling, general and administrative expenses	(172)	1,572
Impairment of assets	—	763

Operating income (loss)	172	(488)

Other income (expense):
Interest expense	—	(138)
Other, net	—	522

Total other income (expense)	—	384

Income (loss) before income taxes	172	(104)
Provision for income taxes	—	(56)

Discontinued operations	$172	(48)

(7) Cumulative Effect of a Change in Accounting Principle

As of December 1, 2002, the Company adopted Financial Accounting Standard Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002, and performed a transitional impairment test on its goodwill. The initial step of the transitional impairment test was to identify potential goodwill impairment by comparing the fair value of the Company’s reporting units to their carrying values including the applicable goodwill. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico, and until the sale of its operations in The Netherlands in March 2003 and Sweden in October 2003, The Netherlands and Sweden. In determining the fair value of each reporting unit, the Company considered the discounted free cash flow expected to be generated by the reporting unit taking into account what the Company considers to be the appropriate industry and market rate assumptions as well as the Company’s total market capitalization. The first step of the transitional impairment test indicated the carrying value exceeded the fair value of the reporting units. The second step of the transitional impairment test compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of the impairment. The Company recorded an impairment charge of approximately $17.2 million during the first quarter of 2003, which was presented as a cumulative effect of a change in accounting principle, net of tax.

The changes in the carrying amount of goodwill by operating segment for the three months ended February 28, 2003, are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142 impairment	(8,618)	(12,321)	(20,939)

Balance at February 28, 2003	$—	—	—

(8) Contingencies

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the Company’s proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan (the “Greater China Operations”). The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The parties agreed to a temporary stay of the proceedings until April 30, 2004, or earlier if the plaintiffs determine that the transaction is likely to proceed prior to April 30, 2004. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. Although the Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires, the Company has initiated settlement discussions with the plaintiff in an effort to avoid a delay in proceeding with the CellStar Asia Transaction which delay could materially and negatively impact the Company’s ability to successfully complete the CellStar Asia Transaction. The ultimate outcome is not currently predictable.

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

Overview

The Company reported net income of $2.2 million, or $0.11 per diluted share, for the first quarter of 2004, compared with a net loss of $16.8 million, or $0.82 per diluted share, for the same quarter last year. Revenues for the quarter ended February 29, 2004, were $471.1 million, an increase of $6.1 million, compared to $464.9 million in 2003. The slight increase was due to an increase in the Asia-Pacific Region of $25.7 million offset by declines in the North American and Latin American Regions of $13.7 million and $5.7 million, respectively. Gross profit increased from $25.5 million (5.5% of revenues) in the first quarter of 2003 to $26.6 million (5.7% of revenues) in the first quarter of 2004, as a result of higher margins in Latin America offset by a decrease in the Asia-Pacific Region. Selling, general and administrative expenses decreased $1.6 million from $23.6 million (5.1% of revenues) for the first quarter of 2003 to $22.0 million (4.7% of revenues) for the first quarter of 2004.

In the first quarter of 2003, the Company Adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company recorded an impairment charge of $17.2 million, net of tax.

On March 14, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”), which included a proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan (the “Greater China Operations”), including an initial public offering (the “IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong Limited (the “SEHK”). The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, Cellstar International Corporation/Asia (“CellStar International”).

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of Severe Acure Respiratory Syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million of IPO costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

On March 10, 2004, the Company filed a new preliminary proxy statement with the SEC, seeking, among other matters, stockholder approval of the CellStar Asia Transaction and the IPO.

The consummation of the CellStar Asia Transaction and IPO is conditioned upon the Company’s receiving stockholder approval, the approval of the SEHK, the consent of the Company’s bank group under its revolving credit agreement and the approval of the terms of the IPO by the Company’s Board of Directors. Although the Company intends to pursue the CellStar Asia Transaction, there are a number of steps to be completed before the transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Cautionary Statements

The Company’s success will depend upon, among other things, continuing to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, economic conditions, wireless market conditions, the financial health of its largest customers and its ability to improve its operating margins, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business and successfully manage the repositioning of its operations.

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

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 29, 2004, and February 28, 2003:

	February 29, 2004	February 28, 2003
Revenues	100.0%	100.0
Cost of sales	94.3	94.5

Gross profit	5.7	5.5
Selling, general and administrative expenses	4.7	5.1

Operating income	1.0	0.4

Other income (expense):
Interest expense	(0.3)	(0.2)
Other, net	0.1	—

Total other income (expense)	(0.2)	(0.2)

Income from continuing operations before income taxes	0.8	0.2
Provision for income taxes	0.3	0.1

Income from continuing operations	0.5	0.1
Discontinued operations	—	—

Income before cumulative effect of a change in accounting principle, net of tax	0.5	0.1
Cumulative effect of a change in accounting principle, net of tax	—	(3.7)

Net income (loss)	0.5%	(3.6)

Three Months Ended February 29, 2004, Compared to Three Months Ended February 28, 2003

Revenues. The Company’s revenues increased $6.1 million, or 1.3%, from $465.0 million to $471.1 million. The Company handled 3.8 million handsets (0.8 million consigned) in the first quarter of 2004 compared to 3.5 million handsets (0.8 million consigned) in the first quarter of 2003. The average selling price of handsets for the first quarter of 2004 was $150 compared to $157 in 2003.

The Company’s operations in the Asia-Pacific Region provided $269.7 million of revenues compared to $244.0 million in 2003. Revenues in the PRC were $234.9 million in 2004, an increase of $47.2 million, or 25.1%, from $187.7 million in 2003. The Company’s operations in the PRC have experienced a resurgence over the last six months in sales of products manufactured by Nokia (China) Investment Co., Ltd. (“Nokia”), as well as an increase in sales of products manufactured by Shanghai DBTEL Industry Co., Ltd (“DBTEL”). In the first quarter ended February 29, 2004, Nokia and DBTEL products accounted for approximately 80% of the PRC’s revenues. The Company does not have a formal contract with DBTEL and is currently buying from DBTEL on a purchase order basis. Since mid-2002, Nokia and Motorola have lost significant market share to local Chinese manufacturers. The Company’s revenues in the PRC operations historically have been primarily from the sale of handsets supplied by Nokia and Motorola. Gartner, a technology research and advisory firm, estimates that as of January, 2004, Chinese handset makers accounted for approximately 38% of the country’s wireless market. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers. There can be no assurance that the Company will be able to procure such handsets on favorable terms such that it can effectively compete in the PRC. The Company is continuing to work to increase its product offerings and to expand its supplier base with viable partners that offer quality products at competitive prices. In late 2002 and early 2003, the Company entered into agreements with Wuhan NEC Mobile Communications Co., Ltd. (“NEC”) that have provided an additional product to the Company.

Revenues from the Company’s operations in Hong Kong decreased from $12.6 million in 2003 to $5.6 million in 2004. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales from its Hong Kong operations to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore decreased from $33.2 million to $26.1 million, due to decreased sales of models which were at the end of their life cycle as well as a decrease in market share for one of the Company’s major suppliers in the South Pacific. Revenues from Taiwan, which is also highly penetrated, were $6.4 million in 2003 compared to $1.6 million in 2004 due to the lack of new products in 2004. Revenues in The Philippines decreased from $4.0 million to $1.5 million as the Company has scaled back its operations.

North American Region revenues were $111.2 million, a decrease of $13.7 million, compared to $124.9 million in 2003. The decrease in North America was primarily due to a decline from the Company’s regional carrier customers. In the third and fourth quarters of 2003, the Company had significant revenues from the regional carriers. In the first quarter of 2004, revenues from regional carriers decreased $29.2 million from the fourth quarter of 2003. The Company believes some of these customers were working through excess inventory, thus decreasing their purchases from the Company in the first quarter of 2004. The Company expects the revenue volumes to return to normal in the regional carrier customer division in the near future.

In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the current agreement related to these services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. The Company had provided those services for Cricket since 1998. Revenues from Cricket and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003. Revenues from Cricket and its indirect sales channel represented approximately 5% of the Company’s consolidated revenues for the first quarters of 2004 and 2003.

The Company’s operations in the Latin American Region provided $90.3 million of revenues, compared to $96.0 million in 2003, a $5.7 million decrease. Revenues in Mexico were $25.0 million compared to $53.6 million in 2003. Revenues from the Company’s Mexico operations were primarily generated from two carrier customers. In 2004, the Company experienced a decline of $1.2 million in revenues from one of these carrier customers, while at the same time significantly reducing its relationship with the other carrier customer, resulting in a decrease of $12.3 million from 2003. These actions are part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. The remaining decrease in Mexico is primarily due to the loss of sales arising from the unavailability of product from a major supplier. Revenues from the Company’s Colombia operations decreased to $9.2 million in 2004 from $14.2 million in 2003 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia. Revenues from the Company’s Miami export operations were $51.8 million compared to $27.0 million a year ago primarily due to this shift ($11.4 million in 2004), as well as sales to carriers in Ecuador and Venezuela through a U.S. distributor, which are not expected to occur on a continuous basis. During the third and fourth quarters of 2003, the major carrier customer in Colombia did not purchase Motorola product from the Company at historical levels and purchased product from a Korean manufacturer. There can be no assurance that the major carrier customer will purchase Motorola product from the Company in the future. Revenues from the Company’s operations in Chile were $4.2 million in 2004 compared to $1.2 million in 2003. This increase was primarily due to spot sales in the first quarter of 2004, which are not expected to occur on a continuous basis.

Gross Profit. Gross profit increased $1.1 million from $25.5 million in 2003 to $26.6 million in 2004. Gross profit as a percentage of revenues was 5.7% for the quarter ended February 29, 2004, compared to 5.5% for the first quarter of 2003. The higher gross profit as a percentage of revenues was primarily due to higher margins in Latin America, offset by lower margins in the Asia-Pacific Region. The increase in Latin America was primarily due to unfavorable foreign exchange rates in Colombia and Mexico in 2003, which increased cost of sales by $1.9 million, compared to favorable foreign exchange rates in 2004, which decreased cost of sales by $0.4 million. In the first quarter of 2003, the Company had significant gross profit in the PRC from several key new products including a new NEC product. The decrease in Asia-Pacific was also due to a reduction in incentives from certain manufacturers in the Company’s Asia-Pacific Region. In February 2004, the Company recovered an additional $0.5 million in final settlement of the legal action associated with the third party theft and fraud losses in the Company’s U.K. international trading operations in 2000. This recovery is recorded in cost of sales in the first quarter of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million from $23.6 million to $22.0 million. The decrease was primarily due to a decline in bad debt expense of $1.7 million. In the first quarter of 2003, the Company recorded a $1.3 million charge related to NTELOS Inc., a carrier customer in the North American Region which filed for bankruptcy in March 2003. Selling, general and administrative expenses as a percentage of revenues were 4.7% and 5.1% for the first quarter of 2004 and 2003, respectively.

Interest Expense. Interest expense in 2004 was $1.5 million compared to $1.2 million in the prior year.

Other, Net. Other, net, consisted of income of $0.2 million in 2004 compared to income of $0.1 million in 2003.

Income Taxes. Income tax expense increased from an expense of $0.4 million in 2003 to an expense of $1.3 million in 2004 primarily due to higher pre-tax income. The Company’s effective tax rates, excluding the effects of discontinued operations, for the quarters ended February 29, 2004, and February 28, 2003, were 39.5% and 40%, respectively.

Discontinued Operations. As discussed in Note 6 to the Consolidated Financial Statements, the Company sold its operations in Sweden and The Netherlands in 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at February 29, 2004 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Revolving credit facility (variable interest, 5.0% at February 29, 2004)	$26,901	26,901	—	—	—
People’s Republic of China credit facilities (0.0% to 5.0% at February 29, 2004)	88,503	88,503	—	—	—
12% senior subordinated notes	12,374	—	—	12,374	—
Operating leases	7,688	2,799	3,710	1,179	—

Total contractual obligations	$135,466	118,203	3,710	13,553	—

During the quarter ended February 29, 2004, the Company relied primarily on cash available at November 30, 2003, funds generated from operations, borrowings under its credit facilities and cash generated from the closure and/or divestiture of certain of its operations to fund working capital, capital expenditures and expansions.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in September 2006.

Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company would incur a termination fee. The termination fee is currently $2.6 million and decreases by $0.9 million each anniversary date, September of each year. As of February 29, 2004, the Company had borrowed $26.9 million, at an interest rate of 5.0%, under the Facility and had additional borrowing availability of $36.0 million.

On February 24, 2004, the Company finalized an amendment to the Facility that eliminated a financial covenant relating to its operations in Latin America, effective as of November 30, 2003.

On March 31, 2004, the Company finalized an amendment to the Facility that increased borrowing availability under the loan by modifying advance rates for, and definitions of, eligible accounts receivable and inventory. The amendment also allows the Company to utilize its domestic receivables from foreign entities in other financing arrangements.

As of March 31, 2004, the Company had borrowed $28.2 million under the Facility and had additional borrowing availability of $26.3 million.

At February 29, 2004, the Company’s operations in the PRC had various short-term borrowing facilities totaling approximately 732 million Renminbi (“RMB”) (approximately USD $88.5 million), all of which had been borrowed. The facilities consist of revolving lines of credit, bank notes and factoring facilities. The facilities have interest rates ranging from 0.0% to 5.0% and have maturity dates through January 2005. The various short-term borrowing facilities are collateralized by a combination of RMB cash deposits in the PRC (USD $0.1 million of collateral) and PRC accounts receivable (USD $60.9 million of collateral). Although the Company has no additional borrowing capacity under the existing facilities in the PRC, the Company believes that it will continue to have access to additional facilities as needed using its accounts receivable or cash as collateral. However, there can be no assurance that these facilities will continue to be available at rates acceptable to the Company. The Company also has assigned the proceeds of $1.7 million of bank notes received from various customers in the PRC to various suppliers.

The Company currently has three facilities in Taiwan, under which there were no borrowings at February 29, 2004. Two facilities are for the factoring of accounts receivable and total New Taiwan Dollar (“NTD”) 160 million (approximately USD $4.8 million). The third facility is for NTD 50 million (approximately USD $1.5 million) and is collateralized by real property owned in Taiwan. The facilities have interest rates ranging from 2.6% to 5.0% and have maturities through September 2004.

In Singapore, the Company has a banker’s guarantee line that totals Singapore Dollar (“SGD”) 4 million (approximately USD $2.4 million), under which there were no borrowings at February 29, 2004. In order to utilize the line, a cash deposit of SGD 750 thousand (approximately USD $450 thousand) would be required. There is no interest on this facility and it matures in August 2004.

At February 29, 2004, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”). The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Cash, cash equivalents, and restricted cash at February 29, 2004, were $50.0 million, compared to $55.6 million at November 30, 2003. Restricted cash at February 29, 2004, was $0.5 million, compared to $16.2 million at November 30, 2003. The reduction in restricted cash is in the PRC operations, as the Company has modified its financing arrangements such that restricted cash is no longer required as collateral for borrowings.

Compared to November 30, 2003, accounts receivable increased from $214.8 million to $274.5 million at February 29, 2004. Accounts receivable days sales outstanding for the quarter ended February 29, 2004, based on monthly accounts receivable balances, were 43.5, compared to 35.7 for the quarter ended November 30, 2003. Accounts receivable have increased by $72.2 million in the PRC operations compared to November 30, 2003, primarily due to an increase in revenues in the month of February 2004 of $33.4 million compared to November 2003 and the granting of longer credit terms to certain customers. The Company’s PRC operations, in its attempt to expand to other markets, have begun extending longer credit terms to its wholesale distributors to encourage them to sell to large-scale retailers, which generally receive longer credit terms. Inventories decreased to $144.9 million at February 29, 2004, from $167.8 million at November 30, 2003. Inventory turns for the quarter ended February 29, 2004, based on monthly inventory balances, were 9.8 turns per year, compared to 11.5 for the quarter ended November 30, 2003. The decrease in inventory turns was due to the buildup of inventory in the months of December 2003 and January 2004 of which a significant amount was not sold until February 2004. Accounts payable increased to $196.0 million at February 29, 2004, compared to $186.5 million at November 30, 2003.

This increase in accounts receivable has caused the Company’s cash flow from operating activities to be a net use of cash of $12.4 million. The Company believes that these changes should not materially affect the Company’s liquidity.

Management of the Company has made a number of estimates and assumptions related to the reporting of the allowance for doubtful accounts and the reserve for inventory obsolescence in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, the financial condition of the customer, economic conditions in the customer’s country and industry conditions. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions and economic conditions. In assessing the inventory reserve, management also considers price protection credits or other incentives the Company expects to receive from vendors. Actual amounts could differ significantly from management’s estimates.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flow from operations, together with amounts available under its credit facilities and existing unrestricted cash balances, will be adequate to meet its anticipated cash requirements for at least the next twelve months. In the event that existing unrestricted cash balances, cash flows and available borrowings under the credit facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

International Operations

Asia-Pacific Region

The Company believes that the intrinsic value of its Asia-Pacific Region is not fully reflected in the current market price of its common stock. As a result, the Company engaged UBS Warburg to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of its Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a spinoff, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included the CellStar Asia Transaction as a stockholder proposal.

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

On March 10, 2004, the Company filed a new preliminary proxy statement with the SEC, seeking among other matters, stockholder approval of the CellStar Asia Transaction and the IPO.

Description of the CellStar Asia Transaction

The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned subsidiary, CellStar International. If approved as set forth below, the divestiture will be accomplished by the transfer of such operations to a newly-formed Cayman Islands corporation (“New CellStar Asia”). New CellStar Asia will be owned by CellStar International and indirectly by certain of the directors and senior management of CellStar (Asia) Corporation Limited (“CellStar Asia”), which entity will then effect the IPO.

CellStar International will cause the business and assets associated with the Greater China Operations to be transferred to New CellStar Asia in exchange for 80% of the outstanding shares of New CellStar Asia. Certain of the directors and senior management of CellStar Asia will establish their own newly formed company (“ManCo”), which will own the balance of 20% of the outstanding shares of New CellStar Asia. CellStar International will sell up to a maximum of 50% of the equity ownership of New CellStar Asia, through a combination of the IPO and private placements, resulting in a divestiture of the majority of the Company’s Asia operations.

A.S. Horng, the Chairman and Chief Executive Officer of the Asia-Pacific Region; Lawrence King, President and Chief Operating Officer of the Asia-Pacific Region and General Manager of CellStar Asia; and Conor Yang, Chief Financial Officer of the Asia-Pacific Region, will each own 32.5% of ManCo. Ivan Chiang, General Counsel of the Asia-Pacific Region, will own the remaining 2.5% of ManCo.

Reasons for the Proposed Transaction

The Asia-Pacific Region, which includes the countries in the Greater China Operations as well as Singapore, The Philippines, and Korea, has been the single largest revenue producing operation of the Company for the past five years and the largest operating income producer from 1996 through 2002 (and whose operating results for 2003 were negatively impacted by the outbreak of SARS). The following is a summary of the Greater China Operations and other segments for the quarters ended February 29, 2004, and February 28, 2003, and the years ended November 30, 2003, 2002, and 2001 (in thousands):

	Asia-Pacific
	Greater China	Other	Latin America	North America	Europe	Corporate	Total
February 29, 2004
Revenue from external customers	$242,044	27,655	90,263	111,151	—	—	471,113
Operating income (loss)	7,910	(928)	1,965	138	475	(4,926)	4,634
Total assets	306,417	15,694	118,184	79,055	678	53,294	573,322
February 28, 2003
Revenue from external customers	206,692	37,344	96,049	124,872	—	—	464,957
Operating income (loss)	8,672	(244)	(3,959)	1,491	(693)	(3,366)	1,901
Total assets	226,216	21,912	110,869	70,223	35,545	54,622	519,387
November 30, 2003
Revenue from external customers	741,708	155,834	366,678	529,204	—	—	1,793,424
Impairment of assets	—		3,966	—	—	—	3,966
Operating income (loss)	5,589	(1,986)	(5,005)	13,345	585	(18,269)	(5,741)
Total assets	259,695	18,257	103,931	106,714	4,110	55,588	548,295
November 30, 2002
Revenue from external customers	950,870	164,629	341,632	558,173	47,467	—	2,062,771
Severance and exit charges	—		561	—	2,005	—	2,566
Impairment of assets	—		2,532	—	1,123	—	3,655
Operating income (loss)	33,012	1,362	(15,047)	18,774	(8,042)	(20,893)	9,166
Total assets	207,785	21,391	117,151	72,863	46,535	49,866	515,591
November 30, 2001
Revenue from external customers	1,078,880	134,574	411,080	578,612	111,431	—	2,314,577
Separation agreement	—		—	—	—	5,680	5,680
Operating income (loss)	29,883	3,215	(11,371)	25,805	(6,429)	(28,043)	13,060
Total assets	242,532	20,736	130,481	143,598	48,885	59,838	646,070

The Board of Directors believes that the CellStar Asia Transaction will enable the Company to realize some of the value that it believes has been discounted by markets and investors in the United States due to unfamiliarity with the PRC as well as turn some of that value into cash and tradable stock. The Board believes that the current equities market conditions in Hong Kong provide the Company an excellent opportunity to diversify its investment in a very favorable market. The Board also believes it is in the best interests of stockholders for the Company to diversify its investment, thereby reducing risks associated with the Greater China Operations. Revenues of the Greater China Operations accounted for approximately 51.4%, 41.4%, 46.1% and 46.6% of the total consolidated revenues of the Company for the quarter ended February 29, 2004, and the fiscal years ended November 30, 2003, 2002, and 2001, respectively. Operating income for those same periods was $7.9 million, $5.6 million, $33.0 million and $29.9 million, respectively. The majority of such revenues and operating income is derived from the Company’s operations in the PRC and is denominated in Renminbi, the lawful currency of the PRC. The Renminbi currently is not a freely convertible currency. Furthermore, foreign exchange transactions are subject to restrictions and, in many instances, require prior approval of the State Administration of Foreign Exchange, the PRC governmental entity responsible for regulating foreign exchange. Such restrictions effectively limit the Company’s ability to repatriate earnings from the Greater China Operations to the U.S. Any depreciation of the Renminbi in the future could adversely affect the Company’s financial results.

The Company’s operations in Taiwan are also subject to certain risks. Taiwan has a unique international political status. The PRC government does not recognize the legitimacy of the government of Taiwan and claims that Taiwan is part of the PRC. Although significant economic and cultural relations have been established in recent years between Taiwan and the PRC, from time to time there has been significant increased tension between Taiwan and the PRC. No assurance can be given that the relations between Taiwan and the PRC will improve, or that future military or economic activities may not be undertaken by either government to the detriment of the other. If relations between Taiwan and the PRC deteriorate, the Company’s business in Taiwan could be materially and adversely affected.

The PRC is the largest cellular phone market in the world, and with its entry into the World Trade Organization on December 11, 2002, the Company anticipates that the PRC market will continue to expand. However, with entry into the World Trade Organization, increased competition may negatively impact CellStar Asia’s margins. Certain restrictions regarding foreign ownership and investment in domestic Chinese entities in the wholesale, distribution, and retail areas are scheduled to be lifted no later than December 11, 2004, thus opening up the markets to further competition. As a result, the Board of Directors believes that competition could increase for the Company’s PRC operations, which could reduce the Company’s future revenues and margins in the PRC. In light of the increased competition, the Board of Directors does not believe that the PRC’s entry into the World Trade Organization will be advantageous to the Company’s operations in the PRC.

The Board of Directors believes that the CellStar Asia Transaction will allow New CellStar Asia to better react to these market factors due to increased autonomy. Increased autonomy will allow the CellStar Asia management team to make strategic decisions more quickly since decisions will not have to be approved by the Company’s officers in the U.S. Also, the CellStar Asia management team will be free to deploy capital and resources at its discretion and not be subject to approval by the Company’s officers, who must weigh competing demands for capital and resources throughout the Company.

For both the quarter ended February 29, 2004, and the year ended November 30, 2003, the five largest customers of the Greater China Operations accounted for approximately 52% of the total revenues of the Greater China Operations. The customers of the Greater China Operations are not obligated, pursuant to any contractual commitments or otherwise, to purchase any minimum amount of the products which the Greater China Operations distributes in the region. The principal competitors of the Greater China Operations are other wholesalers who distribute the same brands of mobile telephones carried by the Greater China Operations, and increased sales by these competitors may directly decrease the sales of products carried by the Greater China Operations. Further, management of the Greater China Operations expects competition to remain strong in the future, and there can be no assurance that growth in demand in the PRC for mobile communications products offered by the Greater China Operations will continue at the current pace.

The business of the Greater China Operations in the PRC is materially affected by regulations that limit its methods of operation. For example, the Greater China Operations are not permitted by current laws and regulations to directly operate as a wholesaler or a retailer in the PRC market. In order to conduct business in the PRC, the Company’s trading activities are currently carried out via government authorized commodities exchanges and import/export companies in the Shanghai Waigaoqiao Free Trade Zone that possess the requisite government licenses to conduct trading activities between enterprises located in the Shanghai Waigaoqiao Free Trade Zone and enterprises located outside that zone. The business of the Greater China Operations in the PRC is dependent upon the continuation of these trading practices in the Shanghai Waigaoqiao Free Trade Zone. Additionally, the telecommunications industry in the PRC and Hong Kong is heavily regulated by the Ministry of Information and Industry of the PRC (“MII”). Under current regulations, foreign investors are restricted from participating in the operation and management of a telecommunications services business in the PRC.

As a result of the CellStar Asia Transaction, the Board of Directors believes that management of New CellStar Asia will have more flexibility to act in the Asian business environment and be better able to further expand operations throughout the PRC, Hong Kong, and Taiwan without the imposition of certain U.S. laws or methods of conducting business, which may otherwise cause the Greater China Operations to be at a competitive disadvantage. These laws and methods include the extraterritorial application of U.S. antitrust laws, which prohibit arrangements that may otherwise be legal under local laws, and costs of compliance with SEC reporting requirements, the Sarbanes-Oxley Act of 2002, and other laws.

The CellStar Asia Transaction would also remove restrictions on the Company’s operations located in the region that are contained in the Company’s U.S. domestic bank loan agreement. The loan agreement imposes such restrictions on CellStar and its majority owned or controlled subsidiaries only, so New CellStar Asia would no longer be subject to those restrictions after the CellStar Asia Transaction. The loan agreement contains, among other provisions, covenants relating to the maintenance of certain financial ratios and limits the incurrence of additional debt, mergers and acquisitions, and the disposition of assets. The Company will ask the lenders to release their pledge of 65% of the outstanding stock of the Greater China Operations in Hong Kong and Taiwan. There can be no assurance that the lenders will approve the release. If the lenders do not approve the release, either the Company will pay off in full (including a $2.6 million early termination penalty) and terminate the credit facility at or prior to the completion of the CellStar Asia Transaction or the Company will not proceed with the CellStar Asia Transaction. If the lenders consent to the CellStar Asia Transaction, the Company expects that the lenders will require it to pledge 65% of the outstanding shares of New CellStar Asia that the Company owns as collateral under the bank loan agreement, as that is the pledge requirement for equity of foreign subsidiaries set forth in the agreement.

The CellStar Asia Transaction may cause the Company to violate one of the covenants in the indenture for its 12% Senior Subordinated Notes due 2007 (the “Senior Notes”), which would create an event of default under the indenture. Although the Company could seek a waiver of the event of default from the holders of the Senior Notes, the Company intends to pay off the $12.4 million of outstanding Senior Notes from the proceeds of the CellStar Asia Transaction. By paying off the Senior Notes, the Company will recognize a gain on the early extinguishment of the debt of approximately $4.3 million, which represents the remaining interest on the Senior Notes that was accrued upon completion of the Company’s exchange offer in February 2002. Payment of the Senior Notes will require the consent of the Company’s domestic lenders. The Company anticipates that it will receive the lenders’ consent. If the lenders do not approve the payment of the Senior Notes, either the Company will pay off in full and terminate the credit facility (including a $2.6 million early termination penalty) at or prior to the completion of the CellStar Asia Transaction or the Company will not proceed with the CellStar Asia Transaction.

The Company has agreed, in connection with the CellStar Asia Transaction, not to dispose of any of its shares of stock of New CellStar Asia, other than those shares sold in the CellStar Asia Transaction, for a period of 12 months following the IPO (the “Lock-up Period”). Manco has likewise agreed, in connection with the CellStar Asia Transaction, not to dispose of any of its shares of stock in New CellStar Asia for a period of 12 to 18 months following the IPO.

The Company has further agreed, in negotiations with the CellStar Asia management team and as part of the overall stock ownership and value that the CellStar Asia management team would obtain in the CellStar Asia Transaction, that, in the event that the total sale proceeds received by CellStar International from the sale of its shares in New CellStar Asia in the IPO and any subsequent sales or exchanges of its shares after the expiration of the Lock-up Period exceed $260.0 million, CellStar International shall pay to ManCo an amount in cash equal to 20% of the difference between CellStar International’s total proceeds received from the sale or exchange of shares of New CellStar Asia and $260.0 million. Such amount will become payable as soon as CellStar International’s total proceeds received from the sale or exchange of its shares in New CellStar Asia exceed $260.0 million.

As described above, the Asia-Pacific Region, which is primarily composed of the Greater China Operations, has been the single largest revenue producing operation of the Company for the past five years and was the largest operating income producer from 1996 through 2002 (and whose operating results for 2003 were negatively impacted by the outbreak of SARS). Accordingly, the CellStar Asia Transaction will result in the loss of a substantial portion of the largest revenue and income producer for the Company. With the loss of the Greater China Operations, the Company will not be able to take advantage of the benefits of any market growth in the countries in which the Greater China Operations operate. Finally, the Company may recognize a book loss on the CellStar Asia Transaction.

The Company is exploring options for the best use of any cash proceeds received from the CellStar Asia Transaction that would enhance stockholder value. The Company intends to pay off its $12.4 million principal amount of outstanding Senior Notes from the proceeds of the CellStar Asia Transaction. Among the other options the Company is considering is the repayment of outstanding indebtedness under its revolving credit facility. At February 29, 2004, the Company owed $26.9 million under its revolving credit agreement. If the Company decides to repay its outstanding indebtedness under its revolving credit facility, it will be because the Company has determined that such a use of proceeds is in the best interests of the Company and its stockholders.

The consummation of the CellStar Asia Transaction and IPO is conditioned upon the Company’s receiving stockholder approval, the approval of the SEHK, the consent of the Company’s bank group under its revolving credit agreement, and the approval of the terms of the IPO by the Company’s Board of Directors. Although the Company intends to pursue the transaction, there are a number of steps to be completed before such a transaction can occur. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Mexico

The Company’s Mexico operations derive their revenues primarily from wholesale purchasers and the activation of handsets. The Company’s operations in Mexico accounted for approximately 61%, 54%, and 51% of the Latin America Region’s revenues in 2001, 2002, and 2003, respectively. Over the last three years, the operations in Mexico have recognized operating losses of $9.8 million, $11.5 million, and $3.0 million in 2001, 2002, and 2003, respectively. Despite the losses in the Mexico operations in recent years, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. The Mexico operations showed improvement in the second half of 2003, including operating profits of $0.3 million and $0.7 million for the third and fourth quarters of 2003, respectively. Furthermore, the Mexico operations had an operating profit of $0.5 million in the first quarter of 2004. In 2003, the Company replaced the general manager and embarked on an aggressive reorganization of the operations, dramatically cutting costs and repositioning the business to recapture market share. Given the recent improvement in operations and the improved relationship with the largest wireless carrier in Mexico, the Company is now committed to staying in Mexico.

At November 30, 2002, the Company had a value-added tax (“VAT”) asset in its Mexico operations of $10.7 million related to the Company’s 1998 to 2001 VAT returns. In connection with this asset, in the fourth quarter of 2001, the Company recorded a charge of $3.0 million, and in the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million as the recoverability was uncertain. In December 2003, the Company filed for and received a refund of $3.7 million in relation to the VAT receivable. The Company continues to pursue collection of the remaining net asset of $2.1 million and the Company believes it has sufficient documentation to collect the balance.

Colombia

Revenues for the Company’s operations in Colombia were $9.2 million and $14.2 million for the three months ended February 29, 2004, and February 28, 2003, respectively. To reduce its in-country exposure in Colombia, the Company negotiated with its major carrier customer in Colombia and shifted the carrier customer’s business to the Company’s Miami export operations during the second quarter of 2003. During the third and fourth quarters of 2003, the major carrier customer did not purchase Motorola product from the Company at historical levels and purchased product from a Korean manufacturer. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments as a result of the Company’s pending liquidation of its investment and $0.2 million for property equipment.

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

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and estimates.

(a) Significant Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence and the deferred tax asset valuation allowance.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivables portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual amounts could differ significantly from management’s estimates.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At February 29, 2004, the Company had deferred income tax assets, net of valuation allowances, of $54.1 million, a significant portion of which relate to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income, including income generated by tax planning strategies, in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. A valuation allowance is provided for any amounts not expected to be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, any transaction involving the Greater China Operations could affect, positively or negatively, the valuation allowance on deferred tax assets.

As a result of the Company completing an exchange offer for its previously existing 5% convertible subordinated notes on February 20, 2002, the Company was deemed to have undergone an ownership change in accordance with Section 382 of the Internal Revenue Code. Beginning with the year ended November 30, 2002, this ownership change limits the amount of losses that can be used on an annual basis to offset future taxable income. In order to utilize the full U.S. tax loss carryforwards, the Company must complete, prior to February 2007, a transaction similar to the CellStar Asia Transaction related to operations existing as of February 20, 2002, that results in taxable income. Based on the Company’s estimated value of the CellStar Asia Transaction, the Company will be able to utilize the U.S. tax loss carryforwards. If at any time prior to February 2007 the Company deems such a transaction unlikely to occur by February 2007 or that the transaction will not allow the Company to fully utilize the U.S. tax loss carryforwards, the Company will then record a valuation allowance for the U.S. tax loss carryforwards the Company does not anticipate utilizing.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings were considered permanently reinvested and, in the opinion of management, would continue to be reinvested indefinitely. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the earnings in its Asia-Pacific Region did not meet the criteria to be considered permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. The Company had accrued, at February 29, 2004, U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $36.2 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such the CellStar Asia Transaction, sale proceeds. As of February 29, 2004, the Company had net operating loss carryforwards in the U.S. of approximately $70.5 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed.

The Company expects the proceeds from the CellStar Asia Transaction to be sufficient to pay all taxes associated with the transaction. As a result of the accrual of U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region, the Company has accelerated the tax consequences related to the CellStar Asia Transaction to the extent of foreign undistributed earnings.

At February 29, 2004, the Company had not provided for U.S. Federal income taxes on earnings of its Mexico and Chile subsidiaries of approximately $2.1 million as these earnings are considered permanently reinvested.

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

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended February 29, 2004, and February 28, 2003, the Company recorded net foreign currency gains (losses) of $0.5 million and ($2.0) million, respectively, in cost of goods sold. The gain (loss) in both quarters was primarily due to the fluctuations in foreign exchange rates in the Company’s Mexico and Colombia operations. For the quarters ended February 29, 2004, and February 28, 2003, the Company recorded in other income (expense), net foreign currency gains (losses) of $0.1 million and $0.0 million, respectively.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by conducting transactions denominated in U.S. dollars. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary. The Company continues to evaluate foreign currency exposures and related protection measures.

The Company has foreign exchange exposure on the RMB lines of credit in the PRC as they are collateralized by U.S. dollars. For the quarter ended February 29, 2004, $234.9 million, or 49.9%, of the Company’s revenues were from the Company’s operations in the PRC. With the exception of inter-company activity, all revenues and expenses of the PRC operations are in RMB. The Company does not hold derivative instruments related to the RMB.

At February 29, 2004, the Company had no forward contracts and did not hold any other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended February 29, 2004, the interest rate of borrowings under the Facility was 5.0%. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest between 0.0% and 5.0% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). The Senior Notes issued in February 2002 bear interest at 12.0%.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2004, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has entered into a letter of intent with the Asia-Pacific Region management team regarding their participation in the possible initial public offering of nor any negotiations subsequent to the letter of intent, the Greater China Operations. There was no indication that such letter of intent, the negotiations leading up to such letter of intent, nor any negotiations subsequent to the letter of intent, had any effect on the Company’s internal controls.

In the Company’s Mexico operations, certain bank accounts were not being reconciled timely. The reconciliation of these accounts is a manual process. The Company plans to implement a more automated process in the second quarter of 2004 in order to more timely reconcile the accounts. The lack of a timely reconciliation of the bank accounts did not have a material effect on the Company’s financial position.

For fiscal 2004, the Company expects to be considered an “accelerated filer” as such term is defined in Rule 12b-2 of the Exchange Act. Therefore, the Company will be required to include a report of management on internal control over financial reporting in its Annual Report on Form 10-K for fiscal 2004. The Company has been working diligently to prepare for this requirement, and believes that it has taken the necessary steps to be able to comply with this rule. The Company’s plan for compliance will be executed in stages, with the North American Region reaching compliance first, followed by the Latin American Region and finally the Asia-Pacific Region.

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

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The parties agreed to a temporary stay of the proceedings until April 30, 2004, or earlier if the plaintiffs determine that the transaction is likely to proceed prior to April 30, 2004. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. Although, the Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires, the Company has initiated settlement discussions with the plaintiff in an effort to avoid a delay in proceeding with the CellStar Asia Transaction which delay could materially and negatively impact the Company’s ability to successfully complete the CellStar Asia Transaction. The ultimate outcome is not currently predictable.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2002 Annual Meeting of Stockholders (the “Annual Meeting”) on February 10, 2004. At the Annual Meeting, the Company’s stockholders elected James L. Johnson and John L. (“J.L.”) Jackson as Class II directors, to serve until the Annual Meeting of Stockholders to be held in 2006, or until their successors are elected and qualified. In addition, the Company’s stockholders approved the proposed CellStar Corporation 2003 Long-Term Incentive Plan (the “Long-Term Incentive Plan”), which was adopted by the Board of Directors as of March 13, 2003. A total of 16,548,639 shares of Common Stock were represented in person or by proxy at the Annual Meeting. With regard to the election of James L. Johnson as a Class II director, 15,884,862 votes were cast for his election and 663,777 votes were withheld from voting for his election. With regard to the election of J.L. Jackson as a Class II director, 15,724,760 votes were cast for his election and 823,879 votes were withheld from voting for his election. With regard to the proposal to approve the Long-Term Incentive Plan (“Proposal Number 2”), 8,458,217 votes were cast for approval of the proposal, 1,028,034 votes were cast against approval of the proposal, and 41,856 votes abstained from voting for the proposal. Broker non-votes, which apply to certain types of “non-routine” proposals such a Proposal Number 2, occur when brokers do not have the discretionary authority to vote their client’s shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients. Broker non-votes totaled 7,020,532 for purposes of Proposal Number 2.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Amended and Restated Employment Agreement, effective as of January 14, 2004, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (1) (2)

10.2	Tenth Amendment to Loan Agreement, dated as of March 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc. f/k/a/ Foothill Capital Corporation, in its capacity as agent for the Lenders. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ PAUL C. SAMEK

Paul C. Samek Senior Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ RAYMOND L. DURHAM

Raymond L. Durham Vice President, Corporate Controller (Principal Accounting Officer)

Date: April 14, 2004

EXHIBIT INDEX

10.1	Amended and Restated Employment Agreement, effective as of January 14, 2004, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (1) (2)

10.2	Tenth Amendment to Loan Agreement, dated as of March 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc. f/k/a/ Foothill Capital Corporation, in its capacity as agent for the Lenders. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or agreement.