Form 10-Q
period 2004-05-31
CELLSTAR CORP
filed 2004-07-15
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Yes ☐     No ☒

On July 9, 2004, there were 20,367,254 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	May 31, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,242	39,411
Restricted cash	1,176	16,159
Accounts receivable (less allowance for doubtful accounts of $60,095 and $60,097, respectively)	270,619	214,835
Inventories	136,333	167,807
Deferred income taxes	32,931	35,058
Prepaid expenses	8,675	33,588

Total current assets	489,976	506,858

Property and equipment, net	14,010	12,702
Deferred income taxes	22,576	22,576
Other assets	7,434	6,159

	$533,996	548,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$131,751	107,797
Accounts payable	139,915	186,481
Accrued expenses	31,445	24,470
Income taxes payable	—	893
Deferred income taxes	36,194	36,194

Total current liabilities	339,305	355,835

12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	2,470	3,584

Total liabilities	354,149	371,793

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,366,854 and 20,356,242 shares issued and outstanding, respectively	204	204
Additional paid-in capital	123,487	123,407
Accumulated other comprehensive loss—foreign currency translation adjustments	(12,188)	(12,540)
Retained earnings	68,344	65,431

Total stockholders’ equity	179,847	176,502

	$533,996	548,295

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Revenues	$345,435	415,467	816,548	880,424
Cost of sales	322,136	398,353	766,627	837,832

Gross profit	23,299	17,114	49,921	42,592

Selling, general and administrative expenses	20,188	27,262	42,176	50,839

Operating income (loss)	3,111	(10,148)	7,745	(8,247)

Other income (expense):
Interest expense	(1,812)	(1,667)	(3,276)	(2,900)
Loss on divestiture of Colombia operations	(120)	—	(120)	—
Other, net	(49)	381	181	505

Total other income (expense)	(1,981)	(1,286)	(3,215)	(2,395)

Income (loss) from continuing operations before income taxes	1,130	(11,434)	4,530	(10,642)

Provision (benefit) for income taxes	446	(3,987)	1,789	(3,590)

Income (loss) from continuing operations	684	(7,447)	2,741	(7,052)

Discontinued operations	—	(667)	172	(715)

Income (loss) before cumulative effect of a change in accounting principle, net of tax	684	(8,114)	2,913	(7,767)

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(17,153)

Net income (loss)	$684	(8,114)	2,913	(24,920)

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$0.03	(0.37)	0.13	(0.35)
Discontinued operations	—	(0.03)	0.01	(0.03)

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.03	(0.40)	0.14	(0.38)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.84)

Net income (loss) per share	$0.03	(0.40)	0.14	(1.22)

Diluted:

Income (loss) from continuing operations	$0.03	(0.37)	0.13	(0.35)
Discontinued operations	—	(0.03)	0.01	(0.03)

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.03	(0.40)	0.14	(0.38)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.84)

Net income (loss) per share	$0.03	(0.40)	0.14	(1.22)

Weighted average number of shares:

Basic	20,366	20,354	20,360	20,354

Diluted	20,652	20,354	20,731	20,354

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Six months ended May 31, 2004 and 2003

(Unaudited)

(In thousands)

	Commom Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
Balance at November 30, 2003	20,356	$204	123,407	(12,540)	65,431	176,502
Comprehensive income:
Net income	—	—	—	—	2,913	2,913
Foreign currency translation adjustment	—	—	—	352	—	352

Total comprehensive income						3,265
Common stock issued under stock option plans	11	—	80			80

Balance at May 31, 2004	20,367	$204	123,487	(12,188)	68,344	179,847

Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(24,920)	(24,920)
Foreign currency translation adjustment	—	—	—	(1,975)	—	(1,975)

Total comprehensive loss						(26,895)

Balance at May 31, 2003	20,354	$204	123,392	(16,410)	60,250	167,436

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2004 and 2003

(Unaudited)

(In thousands)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,913	(24,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for doubtful accounts	299	3,035
Provision for inventory obsolescence	6,672	1,612
Depreciation and amortization	3,304	2,842
Deferred income taxes	2,127	(8,122)
Loss on divestiture of Colombia operations	120	—
Cumulative effect of a change in accounting principle, net of tax	—	17,153
Changes in operating assets and liabilities:
Accounts receivable	(58,327)	(46,649)
Inventories	24,848	(17,383)
Prepaid expenses	23,324	(4,190)
Other assets	(1,483)	2,837
Accounts payable	(43,852)	(1,868)
Accrued expenses	7,124	(2,840)
Income taxes payable	(866)	(4,454)
Discontinued operations	—	3,672

Net cash used in operating activities	(33,797)	(79,275)

Cash flows from investing activities:
Purchases of property and equipment	(4,288)	(1,214)
Proceeds from sale of Netherlands	—	1,823
Change in restricted cash	14,983	5,488
Other	—	(38)
Discontinued operations	—	(183)

Net cash provided by investing activities	10,695	5,876

Cash flows from financing activities:
Borrowings on notes payable	369,849	379,260
Payments on notes payable	(345,895)	(305,577)
Additions to deferred loan costs	(101)	(9)
Net proceeds from issuance of common stock	80	—
Discontinued operations	—	(2,430)

Net cash provided by financing activities	23,933	71,244

Net increase (decrease) in cash and cash equivalents	831	(2,155)
Cash and cash equivalents at beginning of period	39,411	29,270

Cash and cash equivalents at end of period	$40,242	27,115

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003 (the “Form 10-K”).

The Company has not materially changed its significant accounting policies from those disclosed in the Form 10-K and has reclassified certain prior period financial statement amounts to conform to the current year presentation.

(2) Stock-Based Compensation

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been the pro forma amounts below for the three and six months ended May 31, 2004 and 2003 (in thousands, except per share amounts):

	For the three months ended May 31,		For the six months ended May 31,
	2004	2003	2004	2003
Net income (loss), as reported	$684	(8,114)	2,913	(24,920)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(90)	(694)	(273)	(840)

Proforma net income (loss)	$594	(8,808)	2,640	(25,760)

Net income (loss) per common share:
Basic—as reported	$0.03	(0.40)	0.14	(1.22)
Basic—proforma	0.03	(0.43)	0.13	(1.27)

Diluted—as reported	$0.03	(0.40)	0.14	(1.22)
Diluted—proforma	0.03	(0.43)	0.13	(1.27)

(3) Net Income (Loss) Per Share

A reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the three and six months ended May 31, 2004 and 2003 follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Weighted average number of shares outstanding	20,366	20,354	20,360	20,354
Effect of dilutive securities:
Stock options	286	—	371	—

Weighted average number of shares outstanding including effect of dilutive securities	20,652	20,354	20,731	20,354

Options outstanding to purchase 1.1 million and 0.7 million shares of common stock for the three and six months ended May 31, 2004, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price for the periods.

Options outstanding to purchase 1.8 million shares of common stock for both the three and six months ended May 31, 2003, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the Company reported a loss for the periods.

(4) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific; North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”); and Latin America, which includes Mexico and Miami. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of May 31, 2004, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments and interest expense on the Company’s domestic revolving line of credit and long-term debt. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of May 31, 2004, and November 30, 2003, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Total assets
May 31, 2004	$289,040	118,327	75,636	668	50,325	533,996
November 30, 2003	277,952	103,931	106,714	4,110	55,588	548,295

Segment operations information for the three and six months ended May 31, 2004 and 2003, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Three months ended May 31, 2004
Revenues from external customers	$160,375	84,773	100,287	—	—	345,435
Income (loss) from continuing operations before interest and taxes	4,318	912	853	—	(3,226)	2,857

Three months ended May 31, 2003
Revenues from external customers	193,226	101,639	120,602	—	—	415,467
Income (loss) from continuing operations before interest and taxes	(7,869)	(39)	1,769	—	(3,756)	(9,895)

					2004	2003
Income (loss) from continuing operations before interest and income taxes per segment information					$2,857	(9,895)
Interest expense per the consolidated statements of operations					(1,812)	(1,667)
Interest income included in other, net in the consolidated statements of operations					85	128

Income (loss) from continuing operations before income taxes per the consolidated statements of operations					$1,130	(11,434)

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Six months ended May 31, 2004
Revenues from external customers	$430,074	175,036	211,438	—	—	816,548
Income (loss) from continuing operations before interest and taxes	11,322	2,657	295	475	(7,146)	7,603

Six months ended May 31, 2003
Revenues from external customers	437,262	197,688	245,474	—	—	880,424
Income (loss) from continuing operations before interest and taxes	174	(4,057)	2,543	220	(7,083)	(8,203)

					2004	2003
Income (loss) from continuing operations before interest and income taxes per segment information					$7,603	(8,203)
Interest expense per the consolidated statements of operations					(3,276)	(2,900)
Interest income included in other, net in the consolidated statements of operations					203	461

Income (loss) from continuing operations before income taxes per the consolidated statements of operations					$4,530	(10,642)

(5) Debt

Debt consisted of the following at May 31, 2004, and November 30, 2003 (in thousands):

	May 31, 2004	November 30, 2003
Notes payable
Revolving Credit Facility	$49,128	19,305
People’s Republic of China credit facilities	21,747	6,041
People’s Republic of China notes payable	60,786	82,451
Other	90	—

Total notes payable	131,751	107,797

Long-term debt
12% Senior subordinated notes	12,374	12,374

Total debt	$144,125	120,171

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) that expires in September 2006. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default.

Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee is currently $2.6 million and decreases by $0.9 million each anniversary date, occurring in September of each year. As of May 31, 2004, the Company had borrowed $49.1 million, at an interest rate of 5.0%, under the Facility and had additional borrowing availability of $23.3 million.

On March 31, 2004, the Company finalized an amendment to the Facility that increased borrowing availability under the loan by modifying advance rates for, and definitions of, eligible accounts receivable and inventory. The amendment also allows the Company to utilize its domestic receivables from foreign entities in other financing arrangements.

At May 31, 2004, the Company’s operations in the People’s Republic of China (“PRC”) had various short-term borrowing facilities totaling approximately 683 million Renminbi (“RMB”) (approximately USD $82.5 million), all of which had been borrowed. The facilities consist of revolving lines of credit, bank notes and factoring facilities. The facilities have interest rates ranging from 3.3% to 5.0% and have maturity dates through January 2005. The various short-term borrowing facilities are collateralized by PRC accounts receivable (USD $72.9 million of collateral).

At May 31, 2004, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets; and enter into transactions with affiliates.

(6) Discontinued Operations

On March 21, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. During the quarter ended May 31, 2003, in conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. In October 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million, including a charge of $0.3 million for accumulated foreign currency translation adjustments, for the three months ended November 30, 2003.

During the first quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 144. In conjunction with the 2003 sales of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Following is a summary of the discontinued operations related to the Company’s former operations in The Netherlands and Sweden that were sold in 2003 for the three and six months ended May 31, 2004, and 2003 (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Revenues	$—	20,585	—	62,711
Cost of sales	—	20,957	—	61,236

Gross profit	—	(372)	—	1,475
Selling, general and administrative expenses	—	785	(172)	2,357
Impairment of assets	—	—	—	763

Operating income (loss)	—	(1,157)	172	(1,645)

Other income (expense):
Interest expense	—	(68)	—	(206)
Other, net	—	522	—	1,044

Total other income (expense)	—	454	—	838

Income (loss) before income taxes	—	(703)	172	(807)

Benefit for income taxes	—	(36)	—	(92)

Total discontinued operations	$—	(667)	172	(715)

(7) Divestiture of Colombia Operations

On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. The note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. The Company recorded a pretax loss of $0.1 million on the divestiture for the three months ended May 31, 2004. In conjunction with the anticipated transaction, the Company had previously recorded an asset impairment charge of $4.0 million in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment. For purposes of the statement of operations, the Company has not classified the Colombia operations as discontinued because of the continuing sale of products to carrier customers in Colombia from the Company’s Miami export operations and the export of products to other customers in South America.

Following is a summary of the operations in Colombia (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Revenues	$7,064	16,278	16,294	30,471
Cost of sales	6,355	15,572	14,982	29,719

Gross profit	709	706	1,312	752
Selling, general and administrative expenses	552	747	1,178	1,431

Operating income (loss)	$157	(41)	134	(679)

(8) Cumulative Effect of a Change in Accounting Principle

As of December 1, 2002, the Company adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002, and performed a transitional impairment test on its goodwill. The Company recorded an impairment charge of approximately $17.2 million during the first quarter of 2003, which was presented as a cumulative effect of a change in accounting principle, net of tax.

The changes in the carrying amount of goodwill by operating segment for the six months ended May 31, 2003, are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142 impairment	(8,618)	(12,321)	(20,939)

Balance at May 31, 2003	$—	—	—

(9) Contingencies

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the Company’s proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan (the “Greater China Operations”). The Everson Suit seeks injunctive and other equitable relief, recissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The CellStar Asia Transaction at issue in the Everson Suit is not anticipated to proceed prior to the fall of 2004. The parties agreed to a temporary stay of the proceedings until the Company files a revised proxy statement with the Securities and Exchange Commission relating to the CellStar Asia Transaction, or earlier if the plaintiff determines that the transaction is likely to proceed prior to that filing. During the pendency of the stay, the parties must file a status report with the court every sixty (60) days. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. Although the Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires, the Company has initiated settlement discussions with the plaintiff in an effort to avoid a delay in proceeding with the CellStar Asia Transaction which delay could materially and negatively impact the Company’s ability to successfully complete the CellStar Asia Transaction. The ultimate outcome is not currently predictable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income of $0.7 million, or $0.03 per diluted share, for the second quarter of 2004, compared with a net loss of $8.1 million, or $0.40 per diluted share, for the same quarter last year. Revenues for the quarter ended May 31, 2004, were $345.4 million, a decrease of $70.1 million, compared to $415.5 million in 2003. Revenues decreased in the Asia-Pacific Region ($32.9 million), the North American Region ($20.3 million) and the Latin American Region ($16.9 million). Gross profit increased from $17.1 million (4.1% of revenues) in the second quarter of 2003 to $23.3 million (6.7% of revenues) in the second quarter of 2004, as a result of higher margins in the Asia-Pacific and North American Regions, offset by a decline in Latin America. Selling, general and administrative expenses decreased $7.1 million from $27.3 million (6.5% of revenues) for the second quarter of 2003 to $20.2 million (5.8% of revenues) for the second quarter of 2004.

The Company’s operations in the People’s Republic of China (“PRC”) were impacted by actions taken by the Company’s major suppliers in the PRC to reduce the involvement of national distributors and the carriers’ decision to sell product into the channel at subsidized prices.

On April 22, 2004, the Company announced that effective April 30, 2004, James L. Johnson would step down as Chairman of the Board. The Company also announced that Terry S. Parker would assume Mr. Johnson’s position as Executive Chairman, and Robert A. Kaiser, the Company’s President and Chief Operating Officer, would become Chief Executive Officer. As Executive Chairman, Mr. Parker will retain responsibility for the Company’s Asia-Pacific operations. On May 26, 2004, the Company announced the resignation of Paul C. Samek as Chief Financial Officer, and that it had promoted Raymond L. Durham to the position of Senior Vice President and Chief Financial Officer from his former position of Vice President and Corporate Controller.

On March 14, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”), which included a proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the PRC, Hong Kong and Taiwan (the “Greater China Operations”), including an initial public offering (the “IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong Limited (the “SEHK”). The Greater China Operations constitute substantially all of the assets of the Company’s wholly-owned indirect subsidiary, Cellstar International Corporation/Asia (“CellStar International”).

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of Severe Acute Respiratory Syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million in IPO costs, $3.0 million of which were expensed in the second quarter of 2003, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

On March 10, 2004, the Company filed a new preliminary proxy statement with the SEC, seeking, among other matters, stockholder approval of the CellStar Asia Transaction and the IPO. On May 17, 2004, the Company announced that the CellStar Asia Transaction would not be completed in the summer of 2004 as previously anticipated due to delays in the process of listing the stock of the Greater China Operations on the SEHK. As a result of that delay, the Company has explored the possibility of excluding its Taiwan operations from the IPO due to the unprofitability and unfavorable business prospects of the operations. In addition, due to the financial performance of the Greater China Operations, the change in the distribution channels described above, and the recent downturn in the Asian stock markets, the Company and its financial advisor, UBS Securities LLC (“UBS”), are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spin-off of those operations to the Company’s stockholders. Should the Company decide to further delay the IPO or change the form of the transaction, the Company will be required to expense approximately $1.9 million in IPO costs which are included in other assets in the accompanying consolidated balance sheet at May 31, 2004, which include legal, accounting, tax auditing, consulting and other costs related to the CellStar Asia Transaction. The Company expects to complete the evaluation of its alternatives during the third quarter of 2004.

Although the Company intends to pursue the CellStar Asia Transaction, or such other transaction as the Company and its financial advisor deem most favorable to its stockholders as soon as practicable, there are a number of steps to be completed before any transaction can occur, including the Company’s receiving stockholder approval, the approval of the SEHK, the consent of the Company’s bank group under its revolving credit agreement and the approval of the terms of the IPO or other transaction by the Company’s Board of Directors. The completion of any such transaction is also dependent upon favorable market conditions and the successful performance of the Company’s Greater China Operations. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Cautionary Statements

The Company’s success will depend upon, among other things, its ability to maintain its channels of distribution, continuing to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, economic conditions, wireless market conditions, the financial health of its largest customers and its ability to improve its operating margins, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business and successfully manage the repositioning of its operations.

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: potentially unstable channels of distribution, increased credit risks, political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates.

In addition to the factors listed above, threats of terrorist attacks, a decline in consumer confidence and continued economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2004 and 2003:

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	93.3	95.9	93.9	95.2

Gross profit	6.7	4.1	6.1	4.8

Selling, general and administrative expenses	5.8	6.5	5.1	5.8

Operating income (loss)	0.9	(2.4)	1.0	(1.0)

Other income (expense):
Interest expense	(0.5)	(0.5)	(0.4)	(0.3)
Loss on divestiture of Colombia operations	—	—	—	—
Other, net	(0.1)	0.1	—	0.1

Total other income (expense)	(0.6)	(0.4)	(0.4)	(0.2)

Income (loss) from continuing operations before income taxes	0.3	(2.8)	0.6	(1.2)

Provision (benefit) for income taxes	0.1	(1.0)	0.2	(0.4)

Income (loss) from continuing operations	0.2	(1.8)	0.4	(0.8)
Discontinued operations	—	(0.2)	—	(0.1)

Income (loss) before cumulative effect of a change in accounting principle, net of tax	0.2	(2.0)	0.4	(0.9)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(1.9)

Net income (loss)	0.2%	(2.0)	0.4	(2.8)

Three Months Ended May 31, 2004, Compared to Three Months Ended May 31, 2003

Revenues. The Company’s revenues decreased $70.1 million, or 16.9%, from $415.5 million in 2003 to $345.4 million in 2004. The Company handled 3.0 million handsets (0.7 million consigned) in the second quarter of 2004 compared to 3.6 million handsets (1.0 million consigned) in the second quarter of 2003. The average selling price of handsets for the second quarter of 2004 was $137 compared to $149 in 2003.

The Company’s operations in the Asia-Pacific Region provided $160.3 million of revenues in 2004 compared to $193.2 million in 2003. Revenues in the PRC were $141.1 million in 2004, an increase of $1.0 million, or 0.7%, from $140.1 million in 2003. The Company’s PRC operations experienced a significant increase in units sold in the second quarter of 2004 (1.0 million) compared to 2003 (0.7 million); however the average selling price decreased significantly from $189 in 2003 to $140 in 2004, resulting in virtually flat revenues. In the second quarter of 2003, the consumer markets in the PRC were severely impacted by the spread of SARS, resulting in a decline of $109.6 million from revenues of $249.7 million in the second quarter of 2002. Consumer purchases of wireless handsets were impacted as the fear of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations were affected by market competition between the Company’s suppliers and local manufacturers. The Company’s revenues had historically been from the sale of handsets supplied by Nokia and Motorola. From late 2002 to mid 2003, Nokia and Motorola lost significant market share to the local Chinese manufacturers. As of May, 2004, the local Chinese manufacturers had approximately 39% of the PRC’s wireless handset market according to Gartner, Inc. (“Gartner”), a technology research and advisory firm. In late 2003, the Company began purchasing from Shanghai DBTEL Industry Co., Ltd. (“DBTEL”) on a purchase order basis. In the second quarter of 2004, Nokia and DBTEL products accounted for approximately 77% of the Company’s revenues in the PRC. Motorola products accounted for approximately 1% of revenues.

Revenues in the PRC operations were positively impacted by a new product offering from Wuhan NEC Mobile Communications Co., Ltd. (“NEC”) with whom the Company entered into an agreement in late 2002. The NEC handsets had an average selling price that was higher than the average selling price of other handsets offered by the Company’s PRC operations. Revenues in the PRC operations in the second quarter of 2004 were negatively impacted by a price reduction from one of the Company’s major suppliers. Due to the supplier’s global market share decline, the supplier reduced prices of their handsets, causing other suppliers in the PRC to also reduce prices. Additionally, the PRC government started implementing a tighter credit control policy which has severely affected consumer sentiment in the market. These factors are expected to continue to impact the Company in the near term. Further, the Company’s major suppliers are changing their distribution channels by reducing the involvement of national distributors and dealing with regional distributors or directly with carriers and large retailers. The carriers have also been increasingly selling product into the channels at subsidized prices. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers and the Company’s ability to maintain access to distribution channels that it has historically enjoyed. There can be no assurance that the Company will be able to procure such handsets on favorable terms or to maintain its historical market access such that it can effectively compete in the PRC.

Revenues from the Company’s operations in Hong Kong decreased from $5.2 million in 2003 to $1.7 million in 2004. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales from its Hong Kong operations to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore decreased from $36.9 million to $15.7 million. The Company’s supply contract in Singapore with one of its major suppliers was not renewed by the supplier. Revenues from Taiwan, which is also highly penetrated, were $3.9 million in 2003 compared to $1.5 million in 2004. Revenues in The Philippines decreased from $7.0 million to $0.4 million as the Company has significantly scaled back its operations. Due to the declining market conditions in Singapore, The Philippines and Taiwan markets, the Company will be assessing each of the operations in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed. If the Company decides to exit these markets, there can be no assurance that the net book value of these markets will be recovered. The net book value of these markets at May 31, 2004, is $23.3 million, including $3.5 million in accumulated foreign currency translation adjustments.

North American Region revenues were $100.3 million, a decrease of $20.3 million, compared to $120.6 million in 2003. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the current agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. The Company had provided those services for Cricket since 1998. Revenues from Cricket and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003. Revenues from Cricket and its indirect sales channel represented approximately 0.4% ($1.5 million) and 6.7% ($28.0 million) of the Company’s consolidated revenues for the second quarters of 2004 and 2003. Revenues in the North American Region were also negatively impacted by the lack of product availability from some of the Company’s major suppliers, primarily Motorola, during the latter part of the quarter. The suppliers cited a shortage of CDMA chipsets as the primary reason for the handset shortages. This decrease was offset by increases in the regional carrier division where volume returned to more normal levels after some of the region’s customers worked through excess inventory from the first quarter of 2004.

The Company’s operations in the Latin American Region provided $84.7 million of revenues, compared to $101.6 million in 2003, a $16.9 million decrease. Revenues in Mexico were $35.2 million compared to $41.7 million in 2003. Revenues from the Company’s Mexico operations have been primarily generated from two carrier customers. In the second half of 2003, the Company significantly reduced its relationship with one of the carrier customers, resulting in a decrease of $5.1 million from 2003. These actions are part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. Revenues in Mexico were also impacted by the loss of sales arising from the unavailability of product from a major supplier. Revenues from the Company’s Colombia operations decreased to $7.1 million in 2004 from $16.3 million in 2003 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $34.8 million compared to $38.3 million a year ago. Revenues from the Company’s operations in Chile were $7.7 million in 2004 compared to $5.3 million in 2003. This increase was primarily due to spot sales in the second quarter of 2004, which are not expected to occur on a continuous basis.

Gross Profit. Gross profit increased $6.2 million from $17.1 million in 2003 to $23.3 million in 2004. Gross profit as a percentage of revenues was 6.7% for the quarter ended May 31, 2004, compared to 4.1% for the second quarter of 2003. The higher gross profit as a percentage of revenues was primarily due to higher margins in Asia-Pacific and North America, partially offset by lower margins in the Latin America Region. The increase in the Asia-Pacific Region was primarily due to the negative impact of SARS in 2003. Although gross profit in the North American Region is down from the second quarter of 2003, gross profit as a percentage of revenues increased as a result of the Company ceasing its business with Cricket and its indirect sales channel as this business had a low gross profit percentage. Latin America’s gross profit decrease was primarily due to unfavorable foreign exchange rates. In the second quarter of 2004, the Company recognized a foreign currency exchange loss in Mexico of $0.3 million compared to a foreign currency exchange gain of $1.6 million in 2003, resulting in a change of $1.9 million from the second quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.1 million from $27.3 million to $20.2 million. In the second quarter of 2003, the Company recorded $3.0 million in expenses related to the CellStar Asia Transaction, which included legal, accounting, tax, auditing, consulting and other related costs. Bad debt expense decreased from $2.0 million in 2003 to $0.0 million in 2004 primarily due to a decrease in Mexico. The remaining decline is primarily in payroll and benefits. Pursuant to Mr. Kaiser’s amended and restated employment agreement, effective as of May 1, 2004, Mr. Kaiser waived the Company’s obligation to pay him $0.5 million related to the timing of his promotion to President and Chief Operating Officer. The Company originally recorded this expense in the second quarter of 2003 in accordance with his then existing employment agreement, and accordingly reversed this liability in the second quarter of 2004 upon execution of the amended and restated employment agreement. Selling, general and administrative expenses as a percentage of revenues were 5.8% and 6.5% for the second quarters of 2004 and 2003, respectively.

Interest Expense. Interest expense in 2004 was $1.8 million compared to $1.7 million in the prior year.

Loss on Divestiture of Colombia Operations. On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. The note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. The Company recorded a pretax loss of $0.1 million on the divestiture for the three months ended May 31, 2004. In conjunction with the anticipated transaction, the Company had previously recorded an asset impairment charge of $4.0 million in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment.

Other, Net. Other, net, decreased to $0.0 million in 2004 compared to income of $0.4 million in 2003.

Income Taxes. Income tax expense increased from a benefit of $4.0 million in 2003 to an expense of $0.4 million in 2004 primarily due to higher pre-tax income. The Company’s effective tax rates, excluding the effects of discontinued operations, for the quarters ended May 31, 2004, and May 31, 2003, were 39% and 35%, respectively.

Discontinued Operations. As discussed in Note 6 to the Consolidated Financial Statements, the Company sold its operations in Sweden and The Netherlands in 2003.

Six Months Ended May 31, 2004, Compared to Six Months Ended May 31, 2003

Revenues. The Company’s revenues decreased $63.9 million, or 7.3%, from $880.4 million in 2003 to $816.5 million in 2004. The Company handled 6.7 million handsets (1.5 million consigned) for the first half of 2004 compared to 7.1 million handsets (1.8 million consigned) for the same period of 2003. The average selling price of handsets for the first half of 2004 was $144 compared to $153 in 2003.

The Company’s operations in the Asia-Pacific Region provided $430.1 million of revenues in 2004 compared to $437.3 million in 2003. Revenues in the PRC were $376.0 million in 2004, an increase of $48.2 million, or 14.7%, from $327.8 million in 2003. The Company’s PRC operations experienced a significant increase in units sold in the first six months of 2004 (2.4 million) compared to 2003 (1.6 million); however the average selling price decreased significantly from $196 in 2003 to $152 in 2004. In the second quarter of 2003, the consumer markets in the PRC were severely impacted by the spread of SARS, resulting in a decline of $109.6 million from revenues of $249.7 million in the second quarter of 2002 to $140.1 million in 2003. Consumer purchases of wireless handsets were impacted as the fear of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations were affected by market competition between the Company’s suppliers and local manufacturers. The Company’s revenues had historically been from the sale of handsets supplied by Nokia and Motorola. From late 2002 to mid 2003, Nokia and Motorola lost significant market share to the local Chinese manufacturers. The local Chinese manufacturers had 39% of the PRC’s wireless handset market as of May 2004 according to Gartner, a technology research and advisory firm. In late 2003, the Company began purchasing from Shanghai DBTEL Industry Co., Ltd. (“DBTEL”) on a purchase order basis. For the first six months of 2004, Nokia and DBTEL products accounted for approximately 79% of the Company’s revenues in the PRC. For the same period, Motorola products accounted for approximately 1% of the Company’s revenues in the PRC.

Revenues in the PRC operations were positively impacted by a new product offering from Wuhan NEC Mobile Communications Co., Ltd. (“NEC”) with whom the Company entered into an agreement in late 2002. The NEC handsets had an average selling price that was higher than the average selling price of handsets in the Company’s PRC operations. Revenues in the PRC operations in the second quarter of 2004 were negatively impacted by a price reduction from one of the Company’s major suppliers. Due to the supplier’s global market share decline, the supplier reduced prices of their handsets, causing other suppliers in the PRC to also reduce prices. Additionally, the PRC government started implementing a tighter credit control policy which has severely affected consumer sentiment in the market. These factors are expected to continue to impact the Company in the near term. Further, the Company’s major suppliers are changing their distribution channels by reducing the involvement of national distributors and dealing directly with regional distributors or with carriers and large retailers. The carriers have also been increasingly selling product into the channels at subsidized prices. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers and the Company’s ability to maintain access to distribution channels that it has historically enjoyed. There can be no assurance that the Company will be able to procure such handsets on favorable terms or to maintain its historical market access such that it can effectively compete in the PRC.

Revenues from the Company’s operations in Hong Kong decreased from $17.8 million in 2003 to $7.2 million in 2004. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales from its Hong Kong operations to other Asia-Pacific markets and to customers exporting to these markets. Revenues from the Company’s operations in Singapore decreased from $70.1 million in 2003 to $41.8 million in 2004 due to decreased sales of models which were at the end of their life cycle. In addition, the Company’s supply contract in Singapore with one of its major suppliers was not renewed by the supplier. The Company’s revenues from Taiwan, which is also highly penetrated, were $10.2 million in 2003 compared to $3.1 million in 2004. Revenues in The Philippines decreased from $11.0 million in 2003 to $1.9 million in 2004 as the Company has significantly scaled back its operations. Due to the declining market conditions in Singapore, The Philippines and Taiwan markets, the Company will be assessing each of the operations in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed. If the Company decides to exit these markets, there can be no assurance that the net book value of these markets will be recovered. The net book value of these markets at May 31, 2004, is $23.3 million, including $3.5 million in accumulated foreign currency translation adjustments.

North American Region revenues were $211.4 million in 2004, a decrease of $34.1 million or 13.9%, compared to $245.5 million in 2003. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the current agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. The Company had provided those services for Cricket since 1998. Revenues from Cricket and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003. Revenues from Cricket and its indirect sales channel represented approximately 3.0% ($24.2 million) and 6.0% ($53.1 million) of the Company’s consolidated revenues for the six months ended May 31, 2004, and 2003. Revenues were also negatively impacted by the lack of product availability from some of the Company’s major suppliers, primarily Motorola, during the latter part of the second quarter of 2004. The suppliers cited a shortage of CDMA chipsets as the primary reason for the handset shortages.

The Company’s operations in the Latin American Region provided $175.0 million of revenues in 2004, compared to $197.7 million in 2003, a $22.7 million decrease. Revenues in Mexico were $60.2 million in 2004 compared to $95.3 million in 2003. Revenues from the Company’s Mexico operations have been primarily generated from two carrier customers. In the second half of 2003, the Company significantly reduced its relationship with one of the carrier customers, resulting in a decrease in revenues of $17.5 million from 2003. These actions are part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. The remaining decrease in Mexico is primarily due to the loss of sales arising from the unavailability of product from a major supplier. Revenues from the Company’s Colombia operations decreased to $16.3 million in 2004 from $30.5 million in 2003 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $86.7 million in 2004 compared to $65.4 million a year ago primarily due to this shift, as well as sales to carriers in Ecuador and Venezuela through a U.S. distributor. Revenues to the major carrier customer in Colombia in the first six months of 2004 were $18.2 million in 2004 and $11.9 million in 2003. Revenues from the Company’s operations in Chile were $11.9 million in 2004 compared to $6.5 million in 2003. This increase was primarily due to spot sales in 2004, which are not expected to occur on a continuous basis.

Gross Profit. Gross profit increased $7.3 million from $42.6 million in 2003 to $49.9 million in 2004. Gross profit as a percentage of revenues was 6.1% for the six months ended May 31, 2004, compared to 4.8% for the same period of 2003. The higher gross profit as a percentage of revenues was primarily due to higher margins in the Asia-Pacific and Latin America Regions. The increase in the Asia-Pacific Region was primarily due to the negative impact of SARS in the second quarter of 2003, as well as sales of products manufactured by DBTEL in 2004. The increase in Latin America was primarily due to a reduction in the inventory obsolescence provision, primarily in Mexico and Colombia, from $1.5 million in 2003 to $0.3 million in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.6 million from $50.8 million to $42.2 million. In the second quarter of 2003, the Company recorded $3.0 million in expenses related to the CellStar Asia Transaction, which included legal, accounting, tax, auditing, consulting and other related costs. Bad debt expense decreased from $4.0 million in 2003 to $0.3 million in 2004 primarily due to a decrease in Mexico as well as a decrease in North America. In the first quarter of 2003, the Company recorded a $1.3 million charge related to NTELOS Inc., a carrier customer in the North American Region that filed for bankruptcy in March 2003. The remaining decline is primarily in payroll and benefits. Pursuant to Mr. Kaiser’s amended and restated employment agreement, effective as of May 1, 2004, Mr. Kaiser waived the Company’s obligation to pay him $0.5 million related to the timing of his promotion to President and Chief Operating Officer. The Company originally recorded this expense in the second quarter of 2003 in accordance with his then existing employment agreement, and accordingly reversed this liability in the second quarter of 2004 upon execution of the amended and restated employment agreement. Selling, general and administrative expenses as a percentage of revenues were 5.1% and 5.8% for the six months ended May 31, 2004, and 2003, respectively.

Interest Expense. Interest expense in 2004 was $3.3 million compared to $2.9 million in the prior year.

Loss on Divestiture of Colombia Operations. On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. The note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. The Company recorded a pretax loss of $0.1 million on the divestiture for the three months ended May 31, 2004. In conjunction with the anticipated transaction, the Company had previously recorded an asset impairment charge of $4.0 million in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment.

Other, Net. Other, net, consisted of income of $0.2 million in 2004 compared to income of $0.5 million in 2003.

Income Taxes. Income tax expense increased from a benefit of $3.6 million in 2003 to an expense of $1.8 million in 2004 primarily due to higher pre-tax income. The Company’s effective tax rates, excluding the effects of discontinued operations, for 2004 and 2003 were 39% and 34%, respectively.

Discontinued Operations. As discussed in Note 6 to the Consolidated Financial Statements, the Company sold its operations in Sweden and The Netherlands in 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at May 31, 2004 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Notes payable
Revolving credit facility (variable interest, 5.0% at May 31, 2004)	$49,128	49,128	—	—	—
People’s Republic of China credit facilities (3.3% to 5.0% at May 31, 2004)	82,533	82,533	—	—	—
Taiwan credit facility (2.0% at May 31, 2004)	90	90	—	—	—
12% senior subordinated notes	12,374	—	—	12,374	—
Operating leases	7,491	2,590	3,582	1,319	—

Total contractual obligations	$151,616	134,341	3,582	13,693	—

During the quarter ended May 31, 2004, the Company relied primarily on cash available at February 29, 2004, funds generated from operations, borrowings under its credit facilities and cash generated from the closure and/or divestiture of certain of its operations to fund working capital, capital expenditures and expansions.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in September 2006. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee is currently $2.6 million and decreases by $0.9 million each anniversary date, occurring in September of each year. As of May 31, 2004, the Company had borrowed $49.1 million, at an interest rate of 5.0%, an increase of $22.2 million from $26.9 million at February 29, 2004. The increase in borrowings was a result of the Company reducing domestic trade payables in the second quarter of 2004. Under the Facility, the Company had additional borrowing availability of $23.3 million at May 31, 2004. The interest rate increased to 5.25% on June 30, 2004.

On March 31, 2004, the Company finalized an amendment to the Facility that increased borrowing availability under the loan by modifying advance rates for, and definitions of, eligible accounts receivable and inventory. The amendment also allows the Company to utilize its domestic receivables from foreign entities in other financing arrangements.

As of June 30, 2004, the Company had borrowed $40.7 million under the Facility and had additional borrowing availability of $20.9 million.

At May 31, 2004, the Company’s operations in the PRC had various short-term borrowing facilities totaling approximately 683 million Renminbi (“RMB”) (approximately USD $82.5 million), all of which had been borrowed. The facilities consist of revolving lines of credit, bank notes and factoring facilities. The facilities have interest rates ranging from 3.3% to 5.0% and have maturity dates through January 2005. The various short-term borrowing facilities are collateralized by PRC accounts receivable (USD $72.9 million of collateral). Although the Company has no additional borrowing capacity under the existing facilities in the PRC, the Company believes that it will continue to have access to additional facilities as needed using its accounts receivable or cash as collateral. However, there can be no assurance that these facilities will continue to be available at rates acceptable to the Company.

The Company currently has four facilities in Taiwan, under which approximately $90 thousand was borrowed at May 31, 2004. Two facilities are for the factoring of accounts receivable and total New Taiwan Dollar (“NTD”) 160 million (approximately USD $4.8 million). The third facility is for a combination of factoring and open credit and totals NTD 80 million (approximately USD $2.4 million). The fourth facility is for NTD 50 million (approximately USD $1.5 million) and is collateralized by real property owned in Taiwan. The facilities have interest rates ranging from 2.0% to 5.0% and have maturities through November 2004.

In Singapore, the Company has a banker’s guarantee line that totals Singapore Dollar (“SGD”) 4.5 million (approximately USD $2.6 million), of which SGD 3.9 million (approximately USD $2.3 million) had been issued at May 31, 2004. In order to issue the bank guarantees, a cash deposit of $1.2 million was required and is restricted. There is no interest on this facility and it matures in August 2004.

At May 31, 2004, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”). The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Cash, cash equivalents, and restricted cash at May 31, 2004, were $41.4 million, compared to $55.6 million at November 30, 2003. Restricted cash at May 31, 2004, was $1.2 million, compared to $16.2 million at November 30, 2003. The reduction in restricted cash is in the PRC operations, as the Company has modified its financing arrangements such that restricted cash is no longer required as collateral for borrowings.

Compared to November 30, 2003, accounts receivable increased from $214.8 million to $270.6 million at May 31, 2004. Accounts receivable days sales outstanding for the quarter ended May 31, 2004, based on monthly accounts receivable balances, were 70.2, compared to 35.7 for the quarter ended November 30, 2003. Accounts receivable have increased by $91.5 million in the PRC operations compared to November 30, 2003, primarily due to the granting of longer credit terms to customers. The Company’s PRC operations, in its attempt to expand to other markets, extended longer credit terms of 90 days to most of its wholesale distributors to encourage them to sell to large-scale retailers and carriers, which generally receive longer credit terms. Inventories decreased to $136.3 million at May 31, 2004, from $167.8 million at November 30, 2003. Inventory turns for the quarter ended May 31, 2004, based on monthly inventory balances, were 8.3 turns per year, compared to 11.5 for the quarter ended November 30, 2003. The decrease in inventory turns was due to reduced sales levels, primarily in the Company’s Asia-Pacific Region. Accounts payable decreased to $139.9 million at May 31, 2004, compared to $186.5 million at November 30, 2003.

This increase in accounts receivable and the decrease in accounts payable has caused the Company’s cash flow from operating activities to be a net use of cash of $33.8 million for the six months ended May 31, 2004. The Company believes that these changes should not materially affect the Company’s liquidity.

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

International Operations

Asia-Pacific Region

The Company believes that the intrinsic value of its Asia-Pacific Region is not fully reflected in the current market price of its common stock. As a result, the Company engaged UBS to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of its Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a spin-off, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included the CellStar Asia Transaction as a stockholder proposal.

On May 1, 2003, the Company announced that it would delay the IPO and, consequently, the divestiture of its Greater China Operations due to the spread of SARS, which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Due to the delay, during the year ended November 30, 2003, the Company expensed $4.0 million in IPO costs, which included legal, accounting, tax, auditing, consulting and other costs related to the CellStar Asia Transaction.

On March 10, 2004, the Company filed a new preliminary proxy statement with the SEC, seeking, among other matters, stockholder approval of the CellStar Asia Transaction and the IPO. On May 17, 2004, the Company announced that the CellStar Asia Transaction would not be completed in the summer of 2004 as previously anticipated due to delays in the process of listing the stock of the Greater China Operations on the SEHK. As a result of that delay, the Company has explored the possibility of excluding its Taiwan operations from the IPO due to the unprofitability and unfavorable business prospects of the operations. In addition, due to the financial performance of the Greater China Operations, the change in the distribution channels described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and the recent downturn in the Asian stock markets, the Company and its financial advisor, UBS, are re-evaluating alternatives for deriving the value which the Company believes is locked up in the Greater China Operations, including a possible spin-off of those operations to the Company’s stockholders. Should the Company decide to further delay the IPO or change the form of the transaction, the Company will be required to expense approximately $1.9 million in IPO costs which are included in other assets in the accompanying consolidated balance sheet at May 31, 2004, which include legal, accounting, tax auditing, consulting and other costs related to the CellStar Asia Transaction. The Company expects to complete the evaluation of the alternatives during its third quarter of 2004.

The Asia-Pacific Region, which includes the countries in the Greater China Operations as well as Singapore, The Philippines, and Korea, has been the single largest revenue producing operation of the Company for the past five years and the largest operating income producer from 1996 through 2002 (and whose operating results for 2003 were negatively impacted by the outbreak of SARS). Due to the declining market conditions in Singapore, The Philippines and Taiwan markets, the Company will be assessing each of these operations in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed. If the Company decides to exit these markets, there can be no assurance that the net book value of these markets will be recovered. The net book value of these markets at May 31, 2004, is $23.3 million, including $3.5 million in accumulated foreign currency translation adjustments. The following is a summary of the Greater China Operations and other segments, before the allocation of certain corporate overhead expenses, for the three and six months ended May 31, 2004, 2003, and the years ended November 30, 2003, 2002, and 2001 (in thousands):

	Asia-Pacific
	Greater China	Other	Latin America	North America	Europe	Corporate	Total
Three months ended May 31, 2004
Revenue from external customers	$144,261	16,114	84,773	100,287	—	—	345,435
Operating income (loss)	5,037	(715)	1,377	1,443	—	(4,031)	3,111
Total assets	283,462	5,578	118,327	75,636	668	50,325	533,996

Three months ended May 31, 2003
Revenue from external customers	149,165	44,061	101,639	120,602	—	—	415,467
Operating income (loss)	(7,585)	(347)	99	3,152	913	(6,380)	(10,148)
Total assets	248,108	23,964	121,502	71,818	19,762	59,090	544,244

Six months ended May 31, 2004
Revenue from external customers	386,305	43,769	175,036	211,438	—	—	816,548
Operating income (loss)	12,947	(1,643)	3,342	1,581	475	(8,957)	7,745

Six months ended May 31, 2003
Revenue from external customers	355,857	81,405	197,688	245,474	—	—	880,424
Operating income (loss)	1,087	(591)	(3,860)	4,643	220	(9,746)	(8,247)

November 30, 2003
Revenue from external customers	741,708	155,834	366,678	529,204	—	—	1,793,424
Impairment of assets	—	—	3,966	—	—	—	3,966
Operating income (loss)	5,589	(1,986)	(5,005)	13,345	585	(18,269)	(5,741)
Total assets	259,695	18,257	103,931	106,714	4,110	55,588	548,295

November 30, 2002
Revenue from external customers	950,870	164,629	341,632	558,173	47,467	—	2,062,771
Severance and exit charges	—	—	561	—	2,005	—	2,566
Impairment of assets	—	—	2,532	—	1,123	—	3,655
Operating income (loss)	33,012	1,362	(15,047)	18,774	(8,042)	(20,893)	9,166
Total assets	207,785	21,391	117,151	72,863	46,535	49,866	515,591

November 30, 2001
Revenue from external customers	1,078,880	134,574	411,080	578,612	111,431	—	2,314,577
Separation agreement	—	—	—	—	—	5,680	5,680
Operating income (loss)	29,883	3,215	(11,371)	25,805	(6,429)	(28,043)	13,060
Total assets	242,532	20,736	130,481	143,598	48,885	59,838	646,070

The completion of the CellStar Asia Transaction would cause the Company to violate one of the covenants in the indenture for its Senior Notes, which would create an event of default under the indenture. Although the Company could seek a waiver of the event of default from the holders of the Senior Notes, the Company intends to pay off the $12.4 million of outstanding Senior Notes from proceeds of the CellStar Asia Transaction. By paying off the Senior Notes, the Company will recognize a gain on the early extinguishment of the debt of approximately $4.3 million, which represents the remaining interest on the Senior Notes that was accrued upon completion of the Company’s exchange offer in February 2002. Payment of the Senior Notes will require the consent of the Company’s domestic lenders. The Company anticipates that it will receive the lenders’ consent. If the lenders do not approve the payment of the Senior Notes, either the Company will pay off in full and terminate the credit facility (including a $2.6 million early termination penalty) at or prior to the completion of the CellStar Asia Transaction or the Company will not proceed with the CellStar Asia Transaction.

The Company has entered into a letter of intent with the Asia-Pacific Region management team regarding their participation in the possible IPO of the Greater China Operations. There was no indication that such letter of intent, the negotiations leading up to such letter of intent, nor any negotiations subsequent to the letter of intent, had any effect on the Company’s internal controls.

Although the Company intends to pursue the CellStar Asia Transaction, or such other transaction as the Company and its financial advisor deem most favorable to its stockholders as soon as practicable, there are a number of steps to be completed before any transaction can occur, including the Company’s receiving stockholder approval, the approval of the SEHK, the consent of the Company’s bank group under its revolving credit agreement and the approval of the terms of the IPO or other transactions by the Company’s Board of Directors. The completion of any such transaction is also dependant upon favorable market conditions and the successful performance of the Company’s Greater China Operations. Accordingly, there can be no assurance of the timing of the transaction or that any transaction will occur.

Mexico

The Company’s Mexico operations derive their revenues primarily from wholesale purchasers and the activation of handsets. The Company’s operations in Mexico accounted for approximately 61%, 54%, and 51% of the Latin America Region’s revenues in 2001, 2002, and 2003, respectively. Over the last three years, the operations in Mexico have recognized operating losses of $9.8 million, $11.5 million, and $3.0 million in 2001, 2002, and 2003, respectively. Despite the losses in the Mexico operations in recent years, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. The Mexico operations showed improvement in the second half of 2003, including operating profits of $0.3 million and $0.7 million for the third and fourth quarters of 2003, respectively. Furthermore, the Mexico operations had an operating profit of $0.5 million and $0.6 million in the first and second quarters of 2004, respectively. In 2003, the Company replaced the general manager and embarked on an aggressive reorganization of its Mexico operations, dramatically cutting costs and repositioning the business to recapture market share. Given the recent improvement in operations and the improved relationship with the largest wireless carrier in Mexico, the Company is now committed to staying in Mexico.

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

Colombia

On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. The note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. The Company recorded a pretax loss of $0.1 million on the divestiture for the three months ended May 31, 2004. In conjunction with the anticipated transaction, the Company had previously recorded an asset impairment charge of $4.0 million in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment.

To reduce its in-country exposure in Colombia, the Company negotiated with its major carrier customer in Colombia and shifted the carrier customer’s business to the Company’s Miami export operations during the second quarter of 2003. For purposes of the statement of operations, the Company has not classified the Colombia operations as discontinued because of the continuing sale of products to carrier customers in Colombia from the Company’s Miami export operations and the export of products to other customers in South America.

Following is a summary of the operations in Colombia (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Revenues	$7,064	16,278	16,294	30,471
Cost of sales	6,355	15,572	14,982	29,719

Gross profit	709	706	1,312	752
Selling, general and administrative expenses	552	747	1,178	1,431

Operating income (loss)	$157	(41)	134	(679)

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At May 31, 2004, the Company had deferred income tax assets, net of valuation allowances, of $55.5 million, a significant portion of which relate to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income, including income generated by tax planning strategies, in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. A valuation allowance is provided for any amounts not expected to be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, any transaction involving the Greater China Operations could affect, positively or negatively, the valuation allowance on deferred tax assets depending on the form and the valuation of the transaction.

As a result of the Company completing an exchange offer for its previously existing 5% convertible subordinated notes on February 20, 2002, the Company was deemed to have undergone an ownership change in accordance with Section 382 of the Internal Revenue Code. Beginning with the year ended November 30, 2002; this ownership change limits the amount of losses that can be used on an annual basis to offset future taxable income. In order to utilize the full U.S. tax loss carryforwards, the Company must complete, prior to February 2007, a transaction similar to the CellStar Asia Transaction related to operations existing as of February 20, 2002, that results in taxable income. Based on the Company’s estimated value of the CellStar Asia Transaction, the Company will be able to utilize the U.S. tax loss carryforwards. If at any time prior to February 2007 the Company deems such a transaction unlikely to occur by February 2007 or that the transaction will not allow the Company to fully utilize the U.S. tax loss carryforwards, the Company will then record a valuation allowance for the U.S. tax loss carryforwards the Company does not anticipate utilizing.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings were considered permanently reinvested and, in the opinion of management, would continue to be reinvested indefinitely. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the earnings in its Asia-Pacific Region did not meet the criteria to be considered permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. The Company had accrued, at May 31, 2004, U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $36.5 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or, in the case of a completed transaction such the CellStar Asia Transaction, sale proceeds. As of May 31, 2004, the Company had net operating loss carryforwards in the U.S. of approximately $62.8 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed.

At May 31, 2004, the Company had not provided for U.S. Federal income taxes on earnings of its Mexico and Chile subsidiaries of approximately $1.5 million as these earnings are considered permanently reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended May 31, 2004, and May 31, 2003, the Company recorded net foreign currency gains (losses) of ($0.4) million and $1.9 million, respectively, in cost of goods sold. The gain (loss) in both quarters was primarily due to the fluctuations in foreign exchange rates in the Company’s Mexico operations.

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

The Company has foreign exchange exposure on the RMB lines of credit in the PRC as they are collateralized by U.S. dollars. For the quarter ended May 31, 2004, $141.1 million, or 40.9%, of the Company’s revenues were from the Company’s operations in the PRC. With the exception of inter-company activity, all revenues and expenses of the PRC operations are in RMB. The Company does not hold derivative instruments related to the RMB.

At May 31, 2004, the Company had no forward contracts and did not hold any other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended May 31, 2004, the interest rate of borrowings under the Facility was 5.0%. The interest rate increased to 5.25% on June 30, 2004, as a result of changes in banks’ prime lending rates. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest between 3.3% and 5.0% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). The Senior Notes issued in February 2002 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2004, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In the Company’s Mexico operations, certain bank accounts were not being reconciled timely during the first quarter of 2004. During the second quarter of 2004, the bank accounts were reconciled on a timely basis and the Company has changed the oversight of the reconciliation process.

The Company’s management, including the Executive Chairman and the Chief Financial Officer, does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While the Company’s management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the CellStar Asia Transaction. The Everson Suit seeks injunctive and other equitable relief, rescissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The CellStar Asia Transaction at issue in the Everson Suit is not anticipated to proceed prior to the fall of 2004. The parties agreed to a temporary stay of the proceedings until the Company files a revised proxy statement with the Securities and Exchange Commission relating to the CellStar Asia Transaction, or earlier if the plaintiff determines that the transaction is likely to proceed prior to that filing. During the pendency of the stay, the parties must file a status report with the court every sixty (60) days. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. Although the Company believes it has meritorious defenses to these claims and will vigorously defend this action if and when the stay expires, the Company has initiated settlement discussions with the plaintiff in an effort to avoid a delay in proceeding with the CellStar Asia Transaction which delay could materially and negatively impact the Company’s ability to successfully complete the CellStar Asia Transaction. The ultimate outcome is not currently predictable.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

4.1	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004. (1)

10.1	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser. (1) (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K

On March 11, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 containing the press release announcing that the Company filed a proxy statement with the Securities and Exchange Commission relating to a proposed initial public offering of its operations in the PRC, Hong Kong and Taiwan.

On April 7, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12 containing the press release announcing lower than expected first quarter earnings and scheduling its related earnings release and conference call.

On May 18, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 containing the press release announcing an update on the status of the proposed initial public offering of its operations in the PRC, Hong Kong and Taiwan.

On May 28, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12 containing the press release announcing that it expects revenues for the second quarter to be lower than the prior year quarter and scheduling its related earnings release and conference call.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ RAYMOND L. DURHAM
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

July 14, 2004

EXHIBIT INDEX

4.1	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004. (1)

10.1	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser. (1) (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or agreement.