Form 10-K/A
period 2003-11-30
CELLSTAR CORP
filed 2004-09-24
CIK 913590

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

INDEX TO FORM 10-K/A

CellStar Corporation (the “Company” or “CellStar”) hereby files this Amendment No. 2 on Form 10-K/A solely to amend the redacted portions of Exhibit 10.36 originally filed with the Company’s Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K filed on February 26, 2004

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K filed on February 26, 2004 does not reflect any events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

		Page Number
PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	3

Signatures		8

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following have been or are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of the Form 10-K, filed with the SEC on February 26, 2004.

(2) Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of the Form 10-K, filed with the SEC on February 26, 2004.

(3) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (9)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”). (20)

3.4	Amended and Restated Bylaws of CellStar Corporation. (13)

4.1	The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference. (1)(9)(20)(13).

4.2	Specimen Common Stock Certificate of CellStar Corporation. (16)

4.3	Rights Agreement, dated as of December 30, 1996, by and between CellStar Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (“Rights Agreement”). (3)

4.4	First Amendment to Rights Agreement, dated as of June 18, 1997. (4)

4.5	Second Amendment to Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (20)

4.6	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation (“Certificate of Designation”). (2) (3)

4.7	Certificate of Correction of Certificate of Designation. (3) (4)

4.8	Form of Rights Certificate. (19)

4.9	First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (19)

4.10	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee. (15)

10.1	Employment Agreement, effective as of January 21, 2000, by and between CellStar Ltd., CellStar Corporation and Elaine Flud Rodriguez. (10)(27)

10.2	Registration Rights Agreement by and between the Company and Audiovox Corporation, dated as of December 3, 1993. (5)

Number	Description
10.3	Registration Rights Agreement by and between the Company and Motorola, Inc., dated as of July 20, 1995. (1)

10.4	CellStar Corporation 1994 Amended and Restated Director Nonqualified Stock Option Plan, effective as of November 15, 1994. (6)(27)

10.5	CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, effective as of January 21, 2000. (10)(27)

10.6	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996. (2)(27)

10.7	Registration Rights Agreement, by and between Hong An-Hsien and CellStar Corporation, dated as of June 2, 1995. (8)(27)

10.8	Distribution Agreement, dated as of April 15, 2000, by and between Motorola, Inc. by and through its Personal Communications Sector Latin America Group and CellStar, Ltd. (11)(28)

10.9	Wireless Products Agreement by and between Motorola, Inc., by and through its Cellular Subscriber Sector, and CellStar, Ltd., effective November 15, 2000. (11)(28)

10.10	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates. (13)(27)

10.11	Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (13)(27)

10.12	Employment Agreement, dated as of July 5, 2001, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker. (13)(27)

10.13	Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.14	First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (14)

10.15	Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and Each Of Its Subsidiaries That Are Signatories Thereto, as Borrowers, The Lenders That Are Signatories Thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent. (15)

10.16	Exhibit A to Consulting Agreement, dated as of July 5, 2001, by and between CellStar Corporation and Alan H. Goldfield. (14)(27)

10.17	Employment Agreement, effective as of December 12, 2001, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(27)

10.18	First Amendment to Employment Agreement, effective as of April 2, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (16)(27)

10.19	Third Amendment and Waiver to Loan Agreement, dated as of May 9, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent. (17)

10.20	Separation Agreement and Release, dated as of June 20, 2002, by and among CellStar, Ltd., CellStar Corporation and Dale H. Allardyce. (17)(27)

Number	Description
10.21	Employment Agreement, dated as of July 5, 2002, by and among CellStar (Asia) Corporation Limited, CellStar Corporation and Hong An-Hsien. (18)(27)

10.22	Second Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (18)(27)

10.23	First Amendment to Employment Agreement, dated as of September 10, 2002, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez. (18)(27)

10.24	Fourth Amendment to Loan Agreement, entered into July 29, 2002, but effective as of May 9, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (18)

10.25	Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.26	Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.27	First Amendment to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, executed as of September 10, 2002 and effective as of February 22, 2002. (20)(27)

10.28	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002. (20)(27)

10.29	Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (20)

10.30	Third Amendment to Employment Agreement, effective as of February 28, 2003, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. (21)(27)

10.31	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the lenders. (22)

10.32	Employment Agreement, dated as of October 2, 2003, by and among CellStar, Ltd., CellStar Corporation and Paul C. Samek. (25)(27)

10.33	Consent and Waiver and Ninth Amendment to Loan and Security Agreement, effective as of February 24, 2004, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as Agent for the Lenders. (25)

10.34	Nonqualified Stock Option Agreement, effective as of July 5, 2001, entered into by and between CellStar Corporation and Terry S. Parker. (25)(27)

10.35	Form of Nonqualified Stock Option Agreement by and between CellStar Corporation and An-Hsien Hong. (25)(27)

10.36	Distribution Agreement, dated as of December 1, 2001, by and between Nokia (China) Investment Co., Ltd. and Shanghai CellStar International Trading Co., Ltd. (26)(28)

Number	Description

10.37	Letter from KPMG, LLP, dated August 7, 2003. (23)

10.38	CellStar Corporation 2003 Long-Term Incentive Plan, approved by stockholders on February 10, 2004. (24)(27)

21.1	Subsidiaries of the Company. (25)

23.1	Consent of Grant Thornton LLP. (25)

23.2	Consent of KPMG LLP. (25)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

99.1	Shareholders Agreement by Alan H. Goldfield to Motorola, Inc., dated as of July 20, 1995. (1)

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (File No. 000-22972), filed January 3, 1997, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-22972), filed June 30, 1997, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-70262 on Form S-1 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 1997, filed October 24, 1997, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed on February 28, 2001, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2001, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed on February 28, 2002, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A/A, Amendment No. 2 (File No. 000-22972), filed December 5, 2002, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the SEC on February 28, 2003, and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 7, 2003, and incorporated herein by reference.
(24)	Previously filed as an appendix to the Company’s Proxy Statement Relating to its 2002 annual meeting, filed with the SEC on December 22, 2003, and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003, filed with the SEC on February 26, 2004, and incorporated herein by reference.
(26)	Filed herewith.
(27)	The exhibit is a management contract or compensatory plan or agreement.
(28)	Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION
By:	/s/ ELAINE FLUD RODRIGUEZ
Elaine Flud Rodriguez Senior Vice President and General Counsel

Date: September 24, 2004