Form 10-Q
period 2004-08-31
CELLSTAR CORP
filed 2004-10-14
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

On October 8, 2004, there were 20,367,504 outstanding shares of Common Stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	August 31, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,233	39,411
Restricted cash	2,477	16,159
Accounts receivable (less allowance for doubtful accounts of $54,889 and $60,097, respectively)	244,180	214,835
Inventories	134,673	167,807
Deferred income taxes	39,043	35,058
Prepaid expenses	8,558	33,588

Total current assets	452,164	506,858
Property and equipment, net	12,889	12,702
Deferred income taxes	22,576	22,576
Other assets	5,073	6,159

	$492,702	548,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$100,157	107,797
Accounts payable	143,067	186,481
Accrued expenses	26,963	24,470
Income taxes payable	—	893
Deferred income taxes	36,240	36,194

Total current liabilities	306,427	355,835

12% Senior subordinated notes	12,374	12,374
Other long-term liabilities	2,099	3,584

Total liabilities	320,900	371,793

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,367,504 and 20,356,242 shares issued and outstanding, respectively	204	204
Additional paid-in capital	123,489	123,407
Accumulated other comprehensive loss—foreign currency translation adjustments	(9,449)	(12,540)
Retained earnings	57,558	65,431

Total stockholders’ equity	171,802	176,502

	$492,702	548,295

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	$277,659	414,924	1,094,207	1,295,348
Cost of sales	266,456	392,958	1,033,083	1,230,790

Gross profit	11,203	21,966	61,124	64,558

Selling, general and administrative expenses	22,959	20,052	65,135	70,891
Impairment of assets	2,979	—	2,979	—
Severance and exit charges	—	(710)	—	(710)

Operating income (loss)	(14,735)	2,624	(6,990)	(5,623)

Other income (expense):
Interest expense	(1,497)	(1,586)	(4,773)	(4,486)
Loss on sale of assets	—	(180)	—	(180)
Loss on divestiture of Colombia operations	—	—	(120)	—
Other, net	126	(13)	307	492

Total other income (expense)	(1,371)	(1,779)	(4,586)	(4,174)

Income (loss) from continuing operations before income taxes	(16,106)	845	(11,576)	(9,797)

Provision (benefit) for income taxes	(5,320)	114	(3,531)	(3,476)

Income (loss) from continuing operations	(10,786)	731	(8,045)	(6,321)

Discontinued operations	—	710	172	(5)

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(10,786)	1,441	(7,873)	(6,326)

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(17,153)

Net income (loss)	$(10,786)	1,441	(7,873)	(23,479)

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$(0.53)	0.04	(0.40)	(0.31)
Discontinued operations	—	0.03	0.01	—

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.53)	0.07	(0.39)	(0.31)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.84)

Net income (loss) per share	$(0.53)	0.07	(0.39)	(1.15)

Diluted:
Income (loss) from continuing operations	$(0.53)	0.04	(0.40)	(0.31)
Discontinued operations	—	0.03	0.01	—

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(0.53)	0.07	(0.39)	(0.31)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.84)

Net income (loss) per share	$(0.53)	0.07	(0.39)	(1.15)

Weighted average number of shares:

Basic	20,367	20,354	20,362	20,354

Diluted	20,367	20,413	20,362	20,354

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Nine months ended August 31, 2004 and 2003

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
Balance at November 30, 2003	20,356	$204	123,407	(12,540)	65,431	176,502
Comprehensive loss:
Net loss	—	—	—	—	(7,873)	(7,873)
Foreign currency translation adjustment	—	—	—	203	—	203
Impairment of foreign currency translation adjustment	—	—	—	2,888	—	2,888

Total comprehensive loss						(4,782)
Common stock issued under stock option plans	11	—	82	—	—	82

Balance at August 31, 2004	20,367	$204	123,489	(9,449)	57,558	171,802

Balance at November 30, 2002	20,354	$204	123,392	(14,435)	85,170	194,331
Comprehensive loss:
Net loss	—	—	—	—	(23,479)	(23,479)
Foreign currency translation adjustment	—	—	—	(2,949)	—	(2,949)
Impairment of foreign currency translation adjustment	—	—	—	158	—	158

Total comprehensive loss						(26,270)

Balance at August 31, 2003	20,354	$204	123,392	(17,226)	61,691	168,061

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2004 and 2003

(Unaudited)

(In thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(7,873)	(23,479)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	1,017	3,035
Provision for inventory obsolescence	7,641	1,612
Depreciation and amortization	4,910	4,360
Impairment of assets	2,979	763
Deferred income taxes	(3,939)	(10,035)
Loss on divestiture of Colombia operations	120	180
Cumulative effect of a change in accounting principle, net of tax	—	17,153
Changes in operating assets and liabilities:		—
Accounts receivable	(32,755)	(24,010)
Inventories	25,539	(19,287)
Prepaid expenses	23,441	(3,699)
Other assets	717	3,175
Accounts payable	(40,700)	27,106
Accrued expenses	2,271	(8,158)
Income taxes payable	(866)	(2,349)
Discontinued operations	—	1,168

Net cash used in operating activities	(17,498)	(32,465)

Cash flows from investing activities:
Purchases of property and equipment	(4,703)	(1,825)
Proceeds from sale of Netherlands	—	4,839
Change in restricted cash	13,682	12,443
Other	—	(38)
Discontinued operations	—	(186)

Net cash provided by investing activities	8,979	15,233

Cash flows from financing activities:
Borrowings on notes payable	515,619	530,188
Payments on notes payable	(523,259)	(481,084)
Additions to deferred loan costs	(101)	(213)
Net proceeds from issuance of common stock	82	—
Discontinued operations	—	5,302

Net cash provided by (used in) financing activities	(7,659)	54,193

Net increase (decrease) in cash and cash equivalents	(16,178)	36,961
Cash and cash equivalents at beginning of period	39,411	29,270

Cash and cash equivalents at end of period	$23,233	66,231

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

(2) Stock-Based Compensation

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been the pro forma amounts below for the three and nine months ended August 31, 2004, and 2003 (in thousands, except per share amounts):

	For the three months ended August 31,		For the nine months ended August 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(10,786)	1,441	(7,873)	(23,479)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(244)	(146)	(517)	(986)

Proforma net income (loss)	$(11,030)	1,295	(8,390)	(24,465)

Net income (loss) per common share:
Basic - as reported	$(0.53)	0.07	(0.39)	(1.15)
Basic - proforma	(0.54)	0.06	(0.41)	(1.20)

Diluted - as reported	$(0.53)	0.07	(0.39)	(1.15)
Diluted - proforma	(0.54)	0.06	(0.41)	(1.20)

(3) Net Income (Loss) Per Share

A reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended August 31, 2004, and 2003 follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Weighted average number of shares outstanding	20,367	20,354	20,362	20,354
Effect of dilutive securities:
Stock options	—	59	—	—

Weighted average number of shares outstanding including effect of dilutive securities	20,367	20,413	20,362	20,354

Options outstanding to purchase 1.8 million shares of common stock for the three and nine months ended August 31, 2004, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the Company reported a loss for the periods.

Options outstanding to purchase 1.4 million shares of common stock for the three months ended August 31, 2003 were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

Options outstanding to purchase 1.8 million shares of common stock for the nine months ended August 31, 2003 were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the Company reported a loss for the period.

(4) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: Asia-Pacific; North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”); and Latin America, which includes Mexico and Miami. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of August 31, 2004, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments and interest expense on the Company’s domestic revolving line of credit and long-term debt. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of August 31, 2004, and November 30, 2003, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Total assets
August 31, 2004	$243,458	103,092	89,123	668	56,361	492,702
November 30, 2003	277,952	103,931	106,714	4,110	55,588	548,295

Segment operations information for the three and nine months ended August 31, 2004 and 2003, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Three months ended August 31, 2004
Revenues from external customers	$76,495	85,190	115,974	—	—	277,659
Income (loss) from continuing operations before interest and taxes	(13,448)	2,098	57	—	(3,396)	(14,689)

Three months ended August 31, 2003
Revenues from external customers	188,979	88,039	137,906	—	—	414,924
Income (loss) from continuing operations before interest and taxes	929	430	2,616	610	(2,296)	2,289

	2004	2003
Income (loss) from continuing operations before interest and income taxes per segment information	$(14,689)	2,289
Interest expense per the consolidated statements of operations	(1,497)	(1,586)
Interest income included in other, net in the consolidated statements of operations	80	142

Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$(16,106)	845

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Nine months ended August 31, 2004
Revenues from external customers	$506,569	260,226	327,412	—	—	1,094,207
Income (loss) from continuing operations before interest and taxes	(2,126)	4,755	352	475	(10,542)	(7,086)

Nine months ended August 31, 2003
Revenues from external customers	626,241	285,727	383,380	—	—	1,295,348
Income (loss) from continuing operations before interest and taxes	1,103	(3,627)	5,159	830	(9,145)	(5,680)

	2004	2003
Loss from continuing operations before interest and income taxes per segment information	$(7,086)	(5,680)
Interest expense per the consolidated statements of operations	(4,773)	(4,486)
Interest income included in other, net in the consolidated statements of operations	283	369

Loss from continuing operations before income taxes per the consolidated statements of operations	$(11,576)	(9,797)

(5) Debt

Debt consisted of the following at August 31, 2004, and November 30, 2003 (in thousands):

	August 31, 2004	November 30, 2003
Notes payable
Revolving Credit Facility	$39,173	19,305
People’s Republic of China credit facilities	59,616	88,492
Taiwan credit facilities	1,368	—

Total notes payable	100,157	107,797

Long-term debt
12% Senior subordinated notes	12,374	12,374

Total debt	$112,531	120,171

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

Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $2.6 million as of August 31, 2004, and decreases by $0.9 million per year until September 2006 and remaining at $0.4 million thereafter. As of September 28, 2004, the termination fee decreased to $1.7 million. As of August 31, 2004, the Company had borrowed $39.2 million, at an interest rate of 5.50%, under the Facility and had additional borrowing availability of $22.9 million.

On March 31, 2004, the Company finalized an amendment to the Facility that increased borrowing availability under the loan by modifying advance rates for, and definitions of, eligible accounts receivable and inventory. The amendment also allows the Company to utilize its domestic receivables from foreign entities in other financing arrangements.

On October 12, 2004, the Company finalized an amendment to the Facility that modified financial covenants related to interest coverage in its Asia-Pacific Region and its domestic operations for the current fiscal quarter and for the quarters ending November 30, 2004, and February 28, 2005. The amendment was effective as of August 31, 2004. The Company would not have been in compliance with these covenants for the quarter ended August 31, 2004, had this amendment not been finalized. The amendment also excludes certain costs associated with the Company’s plan to divest its operations in Singapore and The Philippines and certain costs associated with the proposed initial public offering of its operations in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan from the interest coverage financial covenant in the Asia-Pacific Region and from a financial covenant related to net worth of the Company. The amendment also extends the maturity date until November 2006 or, in the event of the Company’s refinancing of its 12% Senior Subordinated Notes, until September 2007. The amendment also lowers the applicable margin on interest rates by 50 basis points. The amendment was executed by Wells Fargo Foothill, Inc., as agent and a lender, Fleet Capital Corporation, Textron Financial Corporation, and PNC National Bank Association, as lenders, and the Company and certain of its subsidiaries as borrowers, including CellStar, Ltd., National Auto Center, Inc., CellStar Air Services, Inc., CellStar Telecom, Inc., CellStar Financo, Inc., A&S Air Service, Inc., CellStar International Corporation/SA, CellStar Fulfillment, Inc., CellStar International Corporation/Asia, Audiomex Export Corp., NAC Holdings, Inc., CellStar Global Satellite Services, Ltd., CellStar Fulfillment Ltd., and Florida Properties, Inc.

At August 31, 2004, the Company’s operations in the PRC had various short-term borrowings totaling approximately 493 million Renminbi (“RMB”) (approximately USD $59.6 million). The borrowings consist of lines of credit and factoring facilities. The facilities have interest rates ranging from 3.50% to 5.04% and have maturity dates through February 2005. The various short-term borrowing facilities are collateralized by PRC accounts receivable (USD $53.6 million of collateral).

At August 31, 2004, the Company’s operations in Taiwan had a short-term borrowing facility that totaled New Taiwan Dollar (“NTD”) 50 million (approximately USD $1.5 million), of which USD $1.4 million had been borrowed. The Facility is collateralized by real property owned by the operations and has an interest rate of 2.2%. The Facility matured in August 2004 and the Company expects to finalize an extension with the bank in October 2004. Three accounts receivable factoring facilities totaling NTD 200 million (approximately USD $5.9 million) were not utilized by the Company at August 31, 2004.

At August 31, 2004, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets; and enter into transactions with affiliates.

(6) Discontinued Operations

During the quarter ended May 31, 2003, the Company completed the sale of its Netherlands operations to a group which included local management. The purchase price was $2.1 million in cash. During the quarter ended February 28, 2003, in conjunction with the transaction, the Company recorded an impairment charge of $0.8 million to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. During the quarter ended November 30, 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash. In conjunction with the transaction, the Company recorded a pre-tax gain of $0.8 million, including a charge of $0.3 million for accumulated foreign currency translation adjustments, for the three months ended November 30, 2003.

During the first quarter of 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 144. In conjunction with the 2003 sales of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Following is a summary of the discontinued operations related to the Company’s operations in The Netherlands and Sweden that were sold in 2003 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	$—	27,487	—	90,198
Cost of sales	—	25,203	—	86,439

Gross profit	—	2,284	—	3,759
Selling, general and administrative expenses	—	700	(172)	3,057
Impairment of assets	—	—	—	763

Operating income (loss)	—	1,584	172	(61)

Other income (expense):
Interest expense	—	(88)	—	(294)
Other, net	—	(486)	—	558

Total other income (expense)	—	(574)	—	264

Income before income taxes	—	1,010	172	203

Provision for income taxes	—	300	—	208

Total discontinued operations	$—	710	172	(5)

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

Following is a summary of the operations in Colombia (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	$—	6,046	16,294	36,517
Cost of sales	—	5,555	14,982	35,274

Gross profit	—	491	1,312	1,243
Selling, general and administrative expenses	—	505	1,178	1,936

Operating income (loss)	$—	(14)	134	(693)

(8) Exit of Singapore and The Philippines Operations

After evaluation, the Company decided to exit its operations in Singapore and The Philippines. These operations have not been profitable for the past few fiscal quarters and do not present significant growth opportunities for the Company. The Company expects to complete the exit of these operations by November 30, 2004. Beginning in the fourth quarter of 2004, the Company expects to reclassify to discontinued operations, for all periods presented, the results of The Philippines and Singapore operations.

As a result of this decision, the Company recorded a charge of $3.8 million, including impairment of assets of $3.0 million, for the three months ended August 31, 2004, to reduce the carrying value of the net assets of its Singapore and The Philippines operations to the estimated net realizable value. The impairment of assets included $2.9 million for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.1 million for property and equipment. The Company expects to incur severance and exit charges in the fourth quarter of 2004 as a result of exiting these operations. The following table summarizes the income statement classification of the charge for the three months ended August 31, 2004 (in thousands):

Three months ended August 31, 2004
Cost of sales	$354
Selling, general and administrative expenses	504
Impairment of assets	2,979

Total charge	$3,837

Following is a summary of the operations for Singapore and The Philippines for the three and nine months ended August 31, 2004, and 2003 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	$11,566	37,042	55,306	118,188
Cost of sales	11,108	36,875	54,716	117,311

Gross profit	458	167	590	877
Selling, general and administrative expenses	819	978	2,132	2,317
Impairment of assets	2,979	—	2,979	—

Operating loss	$(3,340)	(811)	(4,521)	(1,440)

(9) Cumulative Effect of a Change in Accounting Principle

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

The changes in the carrying amount of goodwill by operating segment was as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142 impairment	(8,618)	(12,321)	(20,939)

	$—	—	—

(10) Contingencies

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the Company’s proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan (the “Greater China Operations”). The Everson Suit seeks injunctive and other equitable relief, recissory and/or compensatory damages and reimbursement of attorney’s fees and costs. Following delays in proceeding with the Cellstar Asia Transaction, the parties agreed to a temporary stay of the proceedings until the Company files a revised proxy statement with the Securities and Exchange Commission relating to the CellStar Asia Transaction, or earlier if the plaintiff determines that the transaction is likely to proceed prior to that filing. During the pendency of the stay, the parties must file a status report with the court every sixty (60) days. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. The Company announced on September 20, 2004, that it will not proceed with the CellStar Asia Transaction at issue in the Everson Suit at this time due to changes in the PRC’s economic environment and handset industry. As a result, it is unclear when, if ever, the CellStar Asia Transaction will be consummated or what form the transaction may take. The ultimate outcome is not currently predictable. The Company intends to explore the possible dismissal of the Everson Suit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $10.8 million, or $0.53 per diluted share, for the third quarter of 2004, compared with net income of $1.4 million, or $0.07 per diluted share, for the same quarter last year. Revenues for the quarter ended August 31, 2004, were $277.7 million, a decrease of $137.2 million, compared to $414.9 million in 2003. Revenues decreased in the Asia-Pacific Region ($112.5 million), the North American Region ($21.9 million) and the Latin American Region ($2.8 million). Gross profit decreased from $22.0 million (5.3% of revenues) in the third quarter of 2003 to $11.2 million (4.0% of revenues) in the third quarter of 2004, primarily as a result of lower margins in the Asia-Pacific Region. Selling, general and administrative expenses increased $2.9 million from $20.1 million (4.8% of revenues) for the third quarter of 2003 to $23.0 million (8.3% of revenues) for the third quarter of 2004, primarily due to an increase in professional fees, including a $2.0 million charge related to the initial public offering (“IPO”).

Since the second quarter of 2004, the Company’s business in the People’s Republic of China (“PRC”) has been negatively impacted by changes in the economic environment as well as structural changes in the handset industry. The Company’s operations in the PRC were impacted by actions taken by the Company’s major suppliers in the PRC to reduce the involvement of national distributors and the carriers’ decision to sell product into the channel at subsidized prices. Also in 2004, the Chinese government implemented tighter credit controls, impacting consumer sentiment in the market place and resulting in inventory build across most channels.

China’s handset market has recently undergone certain structural changes. The growth rate of handset sales in major cities is slowing down as penetration rates increase. Therefore, the Company believes that new growth will have to come from smaller cities and rural areas surrounding the major cities. In an effort to boost new growth, carriers have begun to subsidize handset sales to consumers. This is a dramatic shift in the role of the carrier in China as they have not historically subsidized handsets. As the competition in the handset industry intensifies, many manufacturers have begun to explore shipping large volumes directly to retailers, in particular large scale superstores and regional distributors. This shift in strategy will move the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting their use of national distributors. The Company’s revenues were further impacted by a price reduction from one of the Company’s major suppliers.

Due to the negative impact of these changes on its revenues and profits, the Company announced that it would not proceed with the previously announced IPO of its operations in the PRC, Hong Kong and Taiwan (the “Greater China Operations.”) As a result, the Company recorded a $2.0 million charge in the third quarter of 2004 for expenses incurred in connection with the Asia IPO, which included legal, accounting, tax, auditing, consulting and other related costs.

After evaluation, the Company decided to exit its operations in Singapore and The Philippines. These operations have not been profitable for the past few fiscal quarters and do not present significant growth opportunities for the Company. The Company expects to complete the exit of these operations by the end of its current fiscal year on November 30, 2004. As a result of this decision, the Company recorded a charge of $3.8 million, including impairment of assets of $3.0 million, for the three months ended August 31, 2004 to reduce the carrying value of the net assets of its Singapore and The Philippines operations to the estimated net realizable value. The impairment of assets included $2.9 million for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.1 million for property and equipment.

Cautionary Statements

The Company’s success will depend upon, among other things, its ability to implement its business strategies, to maintain its channels of distribution, continuing to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, economic conditions, wireless market conditions, the financial health of its largest customers, its ability to improve its operating margins, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business and successfully manage the repositioning of its operations.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2004 and 2003:

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	96.0	94.7	94.4	95.0

Gross profit	4.0	5.3	5.6	5.0

Selling, general and administrative expenses	8.3	4.8	5.9	5.5
Impairment of assets	1.0	—	0.3	—
Severance and exit charges	—	(0.2)	—	(0.1)

Operating income (loss)	(5.3)	0.7	(0.6)	(0.4)

Other income (expense):
Interest expense	(0.5)	(0.4)	(0.4)	(0.4)
Loss of sale of assets	—	(0.1)	—	—
Loss on divestiture of Colombia operations	—	—	—	—
Other, net	—	—	—	—

Total other income (expense)	(0.5)	(0.5)	(0.4)	(0.4)

Income (loss) from continuing operations before income taxes	(5.8)	0.2	(1.0)	(0.8)
Provision (benefit) for income taxes	(1.9)	—	(0.3)	(0.3)

Income (loss) from continuing operations	(3.9)	0.2	(0.7)	(0.5)
Discontinued operations	—	0.2	—	—

Income (loss) before cumulative effect of a change in accounting principle, net of tax	(3.9)	0.4	(0.7)	(0.5)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(1.3)

Net income (loss)	(3.9)%	0.4	(0.7)	(1.8)

Three Months Ended August 31, 2004, Compared to Three Months Ended August 31, 2003

Revenues. The Company’s revenues decreased $137.2 million, or 33.1%, from $414.9 million in 2003 to $277.7 million in 2004. The Company handled 2.7 million handsets (0.7 million consigned) in the third quarter of 2004 compared to 3.6 million handsets (0.8 million consigned) in the third quarter of 2003. The average selling price of handsets for the third quarter of 2004 was $131 compared to $134 in 2003.

The Company’s operations in the Asia-Pacific Region provided $76.5 million of revenues in 2004 compared to $189.0 million in 2003. Revenues in the PRC were $62.5 million in 2004, a decrease of $82.0 million, or 56.7%, from $144.5 million in 2003. The Company’s PRC operations experienced a significant decline in units sold in the third quarter of 2004 (0.5 million) compared to 2003 (0.9 million); also the average handset selling price decreased significantly from $152 in 2003 to $116 in 2004. Revenues in the PRC operations, beginning in the second quarter of 2004, were negatively impacted by a price reduction from one of the Company’s major suppliers. Due to the supplier’s global market share decline, the supplier reduced prices of their handsets, causing other suppliers in the PRC to also reduce prices. Additionally, the Company’s business in the PRC has been negatively impacted by changes in the economic environment as well as structural changes in the handset industry. Also in 2004, the Chinese government implemented tighter credit controls, impacting consumer sentiment in the market place and resulting in inventory build across most channels. In addition to these economic changes, China’s handset market has recently undergone certain structural changes. The growth rate of handset sales in major cities is slowing down as penetration rates increase. In an effort to boost new growth, carriers have begun to subsidize handsets. This is a dramatic shift in the role of the carrier in China as they have not historically subsidized handsets. As the competition in the handset industry intensifies, many manufacturers have begun to explore shipping large volumes directly to retailers, in particular large scale superstores and provincial distributors. This shift in strategy will move the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting their use of national distributors. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers and the Company’s ability to maintain access to distribution channels that it has historically enjoyed. There can be no assurance that the Company will be able to procure such handsets on favorable terms or to maintain its historical market access such that it can effectively compete in the PRC. During the third quarter of 2004, the Company’s PRC operations experienced a significant decline in the sale of DBTEL product. As of August 31, 2004, the Company’s PRC operations had approximately $13.1 million of DBTEL product in inventory. The Company’s Asia-Pacific management team is currently negotiating with the manufacturer to return the product. There can be no assurance that the Asia-Pacific management team and the manufacturer will finalize an agreement.

Revenues from the Company’s operations in Hong Kong decreased from $4.4 million in 2003 to $1.4 million in 2004. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales from its Hong Kong operations to other Asia-Pacific markets and to customers exporting to these markets. Revenues from Taiwan, which is also highly penetrated, were $3.0 million in 2003 compared to $1.1 million in 2004. Although the Company is currently exploring potential growth opportunities in the Taiwan operations and plans to keep it in the Asia portfolio at this time, the Company will continue to assess its operation in Taiwan in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed. Due to the declining market conditions in Singapore and The Philippines, the Company assessed each of those operations in view of its over-all long-term strategy and decided to exit those markets. Combined revenues for the Company’s operations in Singapore and The Philippines were $11.6 million and $37.0 million for the three months ended August 31, 2004 and 2003, respectively.

North American Region revenues were $116.0 million, a decrease of $21.9 million, compared to $137.9 million in 2003. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003. Revenues from Cricket and its indirect sales channel represented approximately 0.0% ($0.0 million) and 7.7% ($31.9 million) of the Company’s consolidated revenues for the third quarters of 2004 and 2003, respectively. This decrease was partially offset by increases in revenues from regional carrier customers due to new model promotions, which commenced in April 2004.

The Company’s operations in the Latin American Region provided $85.2 million of revenues in 2004, compared to $88.0 million in 2003, a $2.8 million decrease. Revenues in Mexico were $47.0 million compared to $56.0 million in 2003. Revenues from the Company’s Mexico operations have been primarily generated from two carrier customers. In the second half of 2003, the Company significantly reduced its relationship with one of the carrier customers, resulting in a decrease of $5.4 million from 2003. These actions are part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. Revenues from the Company’s Colombia operations were $6.0 million in 2003. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $26.3 million compared to $23.5 million a year ago. Revenues from the Company’s operations in Chile were $11.8 million in 2004 compared to $2.6 million in 2003. This increase was primarily due to spot sales of handsets in the third quarter of 2004, which are not expected to occur on a continuous basis.

Gross Profit. Gross profit decreased $10.8 million from $22.0 million in 2003 to $11.2 million in 2004. Gross profit as a percentage of revenues was 4.0% for the quarter ended August 31, 2004, compared to 5.3% for the third quarter of 2003. The decrease in gross profit and gross profit as a percentage of revenues was primarily due to a decrease in the Asia-Pacific Region. Revenues in the PRC operations, beginning in the second quarter of 2004, were negatively impacted by a price reduction from one of the Company’s major suppliers. Due to the supplier’s global market share decline, the supplier reduced prices of their handsets, causing other suppliers in the PRC to also reduce prices. Additionally, the Company’s business in the PRC has been negatively impacted by changes in the economic environment as well as structural changes in the handset industry. Also in 2004, the Chinese government implemented tighter credit controls, impacting consumer sentiment in the market place and resulting in inventory build across most channels. In addition to these economic changes, China’s handset market has recently undergone certain structural changes. The growth rate of handset sales in major cities is slowing down as penetration rates increase. In an effort to boost new growth, carriers have begun to subsidize handsets. This is a dramatic shift in the role of the carrier in China as they have not historically subsidized handsets. As the competition in the handset industry intensifies, many manufacturers have begun to explore shipping large volumes directly to retailers, in particular large scale superstores and provincial distributors. This shift in strategy will move the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting their use of national distributors. Gross profit in the North American Region is down from the third quarter of 2003 is primarily a result of the Company ceasing its business with Cricket and its indirect sales channel as well as one of its carrier customer moving part of its business direct to retail outlets. In the Latin America Region, the gross profit increase was primarily due to favorable foreign exchange rates in Mexico. In the third quarter of 2004, the Company recognized a foreign currency exchange gain in Mexico of $0.2 million compared to a foreign currency exchange loss of $0.5 million in 2003, resulting in a change of $0.7 million from the third quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million from $20.1 million in 2003 to $23.0 million in 2004, primarily due to an increase in professional fees partially offset by a decrease in payroll and benefits. On September 20, 2004, the Company announced that it would not proceed with the previously announced initial public offering (the “IPO”) of its Greater China Operations due to the Company’s business in the PRC being negatively impacted by changes in the economic environment as well as structural changes in the handset industry. As a result, the Company recorded a $2.0 million charge in the third quarter of 2004 which included legal, accounting, tax, auditing, consulting and other related costs related to the IPO. The remaining increase is attributable to an increase in professional fees related to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), approximately $1.4 million. These increases were partially offset by a decline in payroll and benefits. In 2003, the Company replaced the general manager in its Mexico operations and embarked on an aggressive reorganization of these operations, cutting payroll costs ($0.4 million) and repositioning the business to recapture market share. Selling, general and administrative expenses as a percentage of revenues were 8.3% and 4.8% for the third quarters of 2004 and 2003, respectively.

Impairment of Assets. After evaluation, the Company decided to exit its operations in Singapore and The Philippines. These operations have not been profitable for the past few fiscal quarters and do not present significant growth opportunities for the Company. The Company expects to complete the exit of these operations by the end of its current fiscal year on November 30, 2004.

As a result of this decision the Company recorded a charge of $3.8 million, including impairment of assets of $3.0 million, for the three months ended August 31, 2004, to reduce the carrying value of the net assets of its Singapore and The Philippines operations to the estimated net realizable value. The impairment of assets included $2.9 million for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.1 million for property and equipment. The Company expects to incur severance and exit charges in the fourth quarter of 2004 as a result of exiting these operations. The following table summarizes the income statement classification of the charge for the three months ended August 31, 2004 (in thousands):

Three months ended August 31, 2004
Cost of sales	$354
Selling, general and administrative expenses	504
Impairment of assets	2,979

Total charge	$3,837

Interest Expense. Interest expense in 2004 was $1.5 million compared to $1.6 million in the prior year.

Other, Net. Other, net, increased from $0.0 million in 2003 to income of $0.1 million in 2004.

Income Taxes. Income tax expense decreased from an expense of $0.1 million in 2003 to a benefit of $5.3 million in 2004 primarily due to lower pre-tax income. The Company’s annual effective tax rates, excluding the effects of discontinued operations, for the quarters ended August 31, 2004, and 2003, were 31% and 35%, respectively.

Discontinued Operations. As discussed in Note 6 to the Consolidated Financial Statements, the Company sold its operations in Sweden and The Netherlands in 2003.

Nine Months Ended August 31, 2004, Compared to Nine Months Ended August 31, 2003

Revenues. The Company’s revenues decreased $201.1 million, or 15.5%, from $1,295.3 million in 2003 to $1,094.2 million in 2004. The Company handled 9.4 million handsets (2.2 million consigned) for the first nine months of 2004 compared to 10.7 million handsets (2.6 million consigned) for the same period of 2003. The average selling price of handsets for the first nine months of 2004 was $141 compared to $147 in 2003.

The Company’s operations in the Asia-Pacific Region provided $506.6 million of revenues in 2004 compared to $626.2 million in 2003. Revenues in the PRC were $438.4 million in 2004, a decrease of $33.9 million, or 7.2%, from $472.3 million in 2003. The Company’s PRC operations experienced a significant increase in units sold in the first six months of 2004 (2.4 million) compared to 2003 (1.6 million), however, during the third quarter of 2004, the PRC experienced a decline in units sold compared to the third quarter of 2003, from 0.9 million to 0.5 million. At the same time, the average handset selling price decreased significantly from $180 in 2003 to $145 in 2004. Revenues in the PRC operations, beginning in the second quarter of 2004, were negatively impacted by a price reduction from one of the Company’s major suppliers. Due to the supplier’s global market share decline, the supplier reduced prices of their handsets, causing other suppliers in the PRC to also reduce prices. Additionally, the Company’s business in the PRC has been negatively impacted by changes in the economic environment as well as structural changes in the handset industry. Also in 2004, the Chinese government implemented tighter credit controls, impacting consumer sentiment in the market place and resulting in inventory build across most channels. In addition to these economic changes, China’s handset market has recently undergone certain structural changes. The growth rate of handset sales in major cities is slowing down as penetration rates increase. In an effort to boost new growth, carriers have begun to subsidize handsets. This is a dramatic shift in the role of the carrier in China as they have not historically subsidized handsets. As the competition in the handset industry intensifies, many manufacturers have begun to explore shipping large volumes directly to retailers, in particular large scale superstores and provincial distributors. This shift in strategy will move the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting their use of national distributors. Revenues in future periods will be significantly impacted by the Company’s ability to obtain competitive handsets from its current suppliers or from new suppliers and the Company’s ability to maintain access to distribution channels that it has historically enjoyed. There can be no assurance that the Company will be able to procure such handsets on favorable terms or to maintain its historical market access such that it can effectively compete in the PRC.

The Company’s PRC revenues had historically been from the sale of handsets supplied by Nokia and Motorola. From late 2002 to mid 2003, Nokia and Motorola lost significant market share to the local Chinese manufacturers. The local Chinese manufacturers had 39% of the PRC’s wireless handset market as of May 2004 according to Gartner, a technology research and advisory firm. In late 2003, the Company began purchasing from Shanghai DBTEL Industry Co., Ltd. (“DBTEL”) on a purchase order basis. For the first six months of 2004, Nokia and DBTEL products accounted for approximately 79% of the Company’s revenues in the PRC. For the same period, Motorola products accounted for approximately 1% of the Company’s revenues in the PRC. During the third quarter of 2004, the Company’s PRC operations experienced a significant decline in the sale of DBTEL product. As of August 31, 2004, the Company’s PRC operations had approximately $13.1 million of DBTEL product in inventory. The Company’s Asia-Pacific management team is currently negotiating with the manufacturer to return the product. There can be no assurance that the Asia-Pacific management team and the manufacturer will finalize an agreement.

Revenues from the Company’s operations in Hong Kong decreased from $22.2 million in 2003 to $8.6 million in 2004. The Hong Kong market has a penetration rate in excess of 90%. The Company is attempting to increase sales from its Hong Kong operations to other Asia-Pacific markets and to customers exporting to these markets. The Company’s revenues from Taiwan, which is also highly penetrated, were $13.2 million in 2003 compared to $4.1 million in 2004. Although the Company is currently exploring potential growth opportunities in its Taiwan operations and plans to keep it in the Asia portfolio at this time, the Company will continue to asses its operation in Taiwan in view of its over-all long-term strategy and will divest those operations if plans to enhance profitability and return on investment cannot be developed. Combined revenues for the Company’s operations in Singapore and The Philippines were $55.3 million and $118.2 million for the nine months ended August 31, 2004 and 2003, respectively. Due to the declining market conditions in Singapore and The Philippines, the Company assessed each of those operations in view of its over-all long-term strategy and decided to exit those markets.

North American Region revenues were $327.4 million in 2004, a decrease of $56.0 million or 14.6%, compared to $383.4 million in 2003. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 11% of the Company’s consolidated revenues for fiscal 2002 and approximately 6% in 2003. Revenues from Cricket and its indirect sales channel represented approximately 2.2% ($24.4 million) and 6.6% ($85.0 million) of the Company’s consolidated revenues for the nine months ended August 31, 2004, and 2003, respectively. Revenues were also negatively impacted by the lack of product availability from some of the Company’s major suppliers, primarily Motorola, during the latter part of the second quarter of 2004. The suppliers cited a shortage of CDMA chipsets as the primary reason for the handset shortages.

The Company’s operations in the Latin American Region provided $260.2 million of revenues in 2004, compared to $285.7 million in 2003, a $25.5 million decrease. Revenues in Mexico were $107.2 million in 2004 compared to $151.3 million in 2003. Revenues from the Company’s Mexico operations have been primarily generated from two carrier customers. In the second half of 2003, the Company significantly reduced its relationship with one of the carrier customers, resulting in a decrease in revenues of $22.9 million from 2003. These actions are part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. Revenues from the Company’s Colombia operations decreased to $16.3 million in 2004 from $36.5 million in 2003. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $113.0 million in 2004 compared to $88.8 million a year ago primarily due to this shift, as well as sales to carriers in Ecuador and Venezuela through a U.S. distributor. Revenues to the major carrier customer in Colombia in the first nine months of 2004 were $20.2 million in 2004 and $12.8 million in 2003. Revenues from the Company’s operations in Chile were $23.7 million in 2004 compared to $9.1 million in 2003. This increase was primarily due to spot sales of handsets in 2004, which are not expected to occur on a continuous basis.

Gross Profit. Gross profit decreased $3.5 million from $64.6 million in 2003 to $61.1 million in 2004. Gross profit as a percentage of revenues was 5.6% for the nine months ended August 31, 2004, compared to 5.0% for the same period of 2003. The higher gross profit as a percentage of revenues was primarily due to higher margins in the North American and Latin American Regions. Although gross profit in the North American Region is down from 2003, gross profit as a percentage of revenues increased as a result of the Company ceasing its business with Cricket and its indirect sales channel as the business had a low gross profit percentage. The increase in Latin America is primarily due to favorable foreign exchange rates in Mexico as well as a change in the operations model from high volume low margin products to a higher margin model. Revenues in the PRC operations, beginning in the second quarter of 2004, were negatively impacted by a price reduction from one of the Company’s major suppliers. Due to the supplier’s global market share decline, the supplier reduced prices of their handsets, causing other suppliers in the PRC to also reduce prices. Additionally, the Company’s business in the PRC has been negatively impacted by changes in the economic environment as well as structural changes in the handset industry. Also in 2004, the Chinese government implemented tighter credit controls, impacting consumer sentiment in the market place and resulting in inventory build across most channels. In addition to these economic changes, China’s handset market has recently undergone certain structural changes. The growth rate of handset sales in major cities is slowing down as penetration rates increase. In an effort to boost new growth, carriers have begun to subsidize handsets. This is a dramatic shift in the role of the carrier in China as they have not historically subsidized handsets. As the competition in the handset industry intensifies, many manufacturers have begun to explore shipping large volumes directly to retailers, in particular large scale superstores and provincial distributors. This shift in strategy will move the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting their use of national distributors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million from $70.9 million in 2003 to $65.1 million in 2004. The decrease in selling, general and administrative is primarily due to decreases in bad debt expense and payroll and benefits. Bad debt expense decreased from $3.8 million in 2003 to $1.0 million in 2004 primarily due to decreases in Mexico and North America. In the first quarter of 2003, the Company recorded a $1.3 million charge related to NTELOS Inc., a carrier customer in the North American Region that filed for bankruptcy in March 2003. The decline in payroll and benefits is due primarily to decreases in Latin America and the Corporate segment. In 2003, the Company replaced the general manager in its Mexico operations and embarked on an aggressive reorganization of these operations, cutting payroll costs ($1.5 million) and repositioning the business to recapture market share. In the Corporate segment, pursuant to Robert Kaiser’s amended and restated employment agreement, effective as of May 1, 2004, Mr. Kaiser waived the Company’s obligation to pay him $0.5 million related to the timing of his promotion to President and Chief Operating Officer. The Company originally recorded this expense in the second quarter of 2003 in accordance with his then existing employment agreement, and accordingly reversed this liability in the second quarter of 2004 upon execution of the amended and restated employment agreement. The Company recorded charges of $3.6 million and $2.0 million in expense associated with the IPO the nine months ended August 31, 2003 and 2004, respectively, which included legal, accounting, tax, auditing, consulting and other related costs. The increase in accounting and audit fees is attributable to a $1.4 million expense associated with expenses to comply with Sarbanes-Oxley. Selling, general and administrative expenses as a percentage of revenues were 5.9% and 5.5% for the nine months ended August 31, 2004 and 2003, respectively.

Impairment of Assets. After evaluation, the Company decided to exit its operations in Singapore and The Philippines. These operations had not been profitable for the past few fiscal quarters and do not present significant growth opportunities for the Company. The Company expects to complete the exit of these operations by the end of its current fiscal year on November 30, 2004.

As a result of this decision, the Company recorded a charge of $3.8 million, including impairment of assets of $3.0 million, for the three months ended August 31, 2004, to reduce the carrying value of the net assets of its Singapore and The Philippines operations to the estimated net realizable value. The impairment of assets included $2.9 million for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.1 million for property and equipment. The Company expects to incur severance and exit charges in the fourth quarter of 2004 as a result of exiting these operations. The following table summarizes the income statement classification of the charge for the three months ended August 31, 2004 (in thousands):

Three months ended August 31, 2004
Cost of sales	$354
Selling, general and administrative expenses	504
Impairment of assets	2,979

Total charge	$3,837

Interest Expense. Interest expense in 2004 was $4.8 million compared to $4.5 million in the prior year.

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

Other, Net. Other, net, consisted of income of $0.3 million in 2004 compared to income of $0.5 million in 2003.

Income Taxes. Income tax expense was a benefit of $3.5 million in 2004 and 2003. The Company’s annual effective tax rates, excluding the effects of discontinued operations were 31% and 35% in 2004 and 2003, respectively.

Discontinued Operations. As discussed in Note 6 to the Consolidated Financial Statements, the Company sold its operations in Sweden and The Netherlands in 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at August 31, 2004 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Notes payable
Revolving credit facility (variable interest, 5.5% at August 31, 2004)	$39,173	39,173	—	—	—
People’s Republic of China credit facilities (3.5% to 5.0% at August 31, 2004)	59,616	59,616	—	—	—
Taiwan credit facility (2.2% at August 31, 2004)	1,368	1,368	—	—	—
12% senior subordinated notes	12,374	—	12,374	—	—
Operating leases	6,751	2,404	3,383	964	—

Total contractual obligations	$119,282	102,561	15,757	964	—

During the quarter ended August 31, 2004, the Company relied primarily on cash available at May 31, 2004, funds generated from operations, borrowings under its credit facilities to fund working capital and capital expenditures.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in September 2006. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $2.6 million as of August 31, 2004, and decreases by $0.9 million per year until September 2006 and remaining at $0.4 million thereafter. As of September 28, 2004, the termination fee decreased to $1.7 million. As of August 31, 2004, the Company had borrowed $39.2 million, at an interest rate of 5.50%, an increase of $19.9 million from $19.3 million at November 30, 2003. The increase in borrowings was a result of the Company reducing domestic trade payables in the second quarter of 2004. Under the Facility, the Company had additional borrowing availability of $22.9 million at August 31, 2004. The interest rate was 5.75% on September 21, 2004.

On March 31, 2004, the Company finalized an amendment to the Facility that increased borrowing availability under the loan by modifying advance rates for, and definitions of, eligible accounts receivable and inventory. The amendment also allows the Company to utilize its domestic receivables from foreign entities in other financing arrangements.

On October 12, 2004, the Company finalized an amendment to the Facility that modified financial covenants related to interest coverage in its Asia-Pacific Region and its domestic operations for the current fiscal quarter and for the quarters ending November 30, 2004, and February 28, 2005. The amendment was effective as of August 31, 2004. The Company would not have been in compliance with these covenants for the quarter ended August 31, 2004, had this amendment not been finalized. The amendment also excludes certain costs associated with the Company’s plan to divest its operations in Singapore and The Philippines and certain costs associated with the proposed initial public offering of its operations in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan from the interest coverage financial covenant in the Asia-Pacific Region and from a financial covenant related to net worth of the Company. The amendment also extends the maturity date until November 2006 or, in the event of the Company’s refinancing of its 12% Senior Subordinated Notes, until September 2007. The amendment also lowers the applicable margin on interest rates by 50 basis points. The amendment was executed by Wells Fargo Foothill, Inc., as agent and a lender, Fleet Capital Corporation, Textron Financial Corporation, and PNC National Bank Association, as lenders, and the Company and certain of its subsidiaries as borrowers, including CellStar, Ltd., National Auto Center, Inc., CellStar Air Services, Inc., CellStar Telecom, Inc., CellStar Financo, Inc., A&S Air Service, Inc., CellStar International Corporation/SA, CellStar Fulfillment, Inc., CellStar International Corporation/Asia, Audiomex Export Corp., NAC Holdings, Inc., CellStar Global Satellite Services, Ltd., CellStar Fulfillment Ltd., and Florida Properties, Inc.

As of September 30, 2004, the Company had borrowed $38.7 million under the Facility and had additional borrowing availability of $21.8 million.

At August 31, 2004, the Company’s operations in the PRC had various short-term borrowings totaling approximately 493 million Renminbi (“RMB”) (approximately USD $59.6 million). The borrowings consist of revolving lines of credit and factoring facilities. The facilities have interest rates ranging from 3.50% to 5.04% and have maturity dates through February 2005. The various short-term borrowing facilities are collateralized by PRC accounts receivable (USD $53.6 million of collateral).

At August 31, 2004, the Company’s operations in Taiwan had a short-term borrowing facility that totaled New Taiwan Dollar (“NTD”) 50 million (approximately USD $1.5 million), of which USD $1.4 million had been borrowed. The Facility is collateralized by real property owned by the operations and has an interest rate of 2.2%. The Facility matured in August 2004 and the Company expects to finalize an extension with the bank in October 2004. Three accounts receivable factoring facilities totaling NTD 200 million (approximately USD $5.9 million) were not utilized by the Company at August 31, 2004.

In Singapore, the Company has a banker’s guarantee line that totals Singapore Dollar (“SGD”) 2.5 million (approximately USD $1.5 million), of which SGD 855 thousand (approximately USD $0.5 million) had been utilized at August 31, 2004. In order to issue the bank guarantees, a cash deposit of SGD 1.0 million (approximately USD $0.6 million) was required and is restricted. The facility bears interest at 12.0% and matures in September 2004. The Company has a second facility that includes a banker’s guarantee line that totals SGD 3.0 million (approximately USD $1.8 million) all of which had been utilized at August 31, 2004. The second facility also includes a SGD 1.0 million (approximately USD $0.6 million), credit line which has not been utilized. The banker’s guarantee lines are used to secure certain of the accounts payable of the operation. In order to issue the bank guarantees, a cash deposit of SGD 1.0 million (approximately USD $0.6 million), was required and is restricted. The facility bears interest at 9.0% and matures in February 2005.

At August 31, 2004, long-term debt consisted of $12.4 million of the Company’s 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”). The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

Cash, cash equivalents, and restricted cash at August 31, 2004, were $25.7 million, compared to $55.6 million at November 30, 2003. Restricted cash at August 31, 2004, was $2.5 million, compared to $16.2 million at November 30, 2003. The reduction in cash and restricted cash is largely in the PRC operations, as the Company has modified its financing arrangements such that restricted cash is no longer required as collateral for borrowings and cash on hand has been used to reduce accounts payable.

Compared to November 30, 2003, accounts receivable increased from $214.8 million to $244.2 million at August 31, 2004. Accounts receivable days sales outstanding for the quarter ended August 31, 2004, based on monthly accounts receivable balances, were 84.9, compared to 35.7 for the quarter ended November 30, 2003. Accounts receivable have increased by $58.4 million in the PRC operations compared to November 30, 2003, primarily due to the granting of longer credit terms to customers. The Company’s PRC operations, in its attempt to expand to other markets, extended longer credit terms of 90 days to most of its wholesale distributors to encourage them to sell to large-scale retailers and carriers, which generally receive longer credit terms. Inventories decreased to $134.7 million at August 31, 2004, from $167.8 million at November 30, 2003, primarily due to a decrease of $38.8 million in the PRC operations. Inventory turns for the quarter ended August 31, 2004, based on monthly inventory balances, were 7.6 turns per year, compared to 11.5 for the quarter ended November 30, 2003. The decrease in inventory turns was due to reduced sales levels, primarily in the Company’s Asia-Pacific Region. Accounts payable decreased to $143.1 million at August 31, 2004, compared to $186.5 million at November 30, 2003.

This increase in accounts receivable and the decrease in accounts payable has caused the Company’s cash flow from operating activities to be a net use of cash of $17.5 million for the nine months ended August 31, 2004. The Company believes that these changes should not materially affect the Company’s liquidity.

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

International Operations

Asia-Pacific Region

The Company believes that the intrinsic value of its Asia-Pacific Region is not fully reflected in the current market price of its common stock. As a result, the Company engaged UBS Securities LLC (“UBS”) to assist it in evaluating transactions that could result in recognizing the value that it believes is locked up in the Asia-Pacific Region, which is substantially comprised of its Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a spin-off, a sale to outside investors or a management buyout. On March 14, 2003, the Company filed a preliminary proxy statement with the SEC, which included a stockholder proposal to divest up to 70% of its Greater China Operations (the “CellStar Asia Transaction”), including the IPO.

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

Since the second quarter of 2004, the Company’s business in the PRC has been negatively impacted by changes in the economic environment as well as structural changes in the handset industry. The Company’s operations in the PRC were impacted by actions taken by the Company’s major suppliers in the PRC to reduce the involvement of national distributors and the carriers’ decision to sell product into the channel at subsidized prices. Also in 2004, the Chinese government implemented tighter credit controls, impacting consumer sentiment in the market place and resulting in inventory build across most channels.

In addition to these economic changes, China’s handset market has recently undergone certain structural changes. The growth rate of handset sales in major cities is slowing down as penetration rates increase. Therefore, new growth will have to come from smaller cities and rural areas surrounding the major cities. In an effort to boost new growth, carriers have begun to subsidize handsets. This is a dramatic shift in the role of the carrier in China as they have not historically subsidized handsets. As the competition in the handset industry intensifies, many manufacturers have begun to explore shipping large volumes directly to retailers, in particular large scale superstores and provincial distributors. This shift in strategy will move the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting their use of national distributors.

As a result of these changes in the economic environment and handset industry and upon the advice of UBS, the Company announced on September 20, 2004, that it would not proceed with the CellStar Asia Transaction at this time.

In spite of these recent developments, the Company continues to believe that there is still enormous growth opportunity in China and is currently restructuring its business model to reflect the new operating environment in the region. Historically, the operation in China has operated as a national distributor with a distribution channel of approximately 73 local distributors, representing approximately 17,000 points of sale. The Company has cooperative agreements with several of these distributors that allow them to establish wholesale and retail operations using CellStar’s trademarks. Under the terms of these agreements, CellStar provides services, sales support, training and promotional materials in exchange for an agreement to purchase only from CellStar those products sold by CellStar. Given the recent shift in the industry, the Company believes that an investment in the distribution channel in China will allow it to participate in the retail and wholesale activities of several of its largest customers.

The Company is pursuing this strategy primarily to shift a portion of its handset business to the retail sector in order to reduce the layers of distribution and improve profits. Currently CellStar provides approximately 45% of the total product sold by eight of its largest distributors. The new strategy will allow the Company to not only continue to participate in the wholesale sales to these customers, but also participate in the retail portion of their business, which typically has higher margins.

As a result of the investment, the Company believes that it can provide its customers with resources and finances that they are currently lacking, as well as the national recognition and backing that the CellStar brand has obtained in China. The Company also believes that the investment will elevate its retail presence in China and allow it to build stronger relationships with the carriers as they are becoming a dominant player in the handset industry. The investment will also facilitate the Company’s growth outside major cities, and as manufacturers in the PRC shift to more direct to retail models, allow the Company to remain key to the new distribution model that is emerging in the country.

The Company and its financial advisors continue to evaluate alternatives for deriving the value which the Company believes is locked up in the Greater China Operations.

Exit of Singapore and The Philippines Operations

After evaluation the Company decided to exit its operations in Singapore and The Philippines. These operations had not been profitable for the past few fiscal quarters and do not present significant growth opportunities for the Company. The Company expects to complete the exit of these operations by the end of its current fiscal year on November 30, 2004.

As a result of this decision, the Company recorded a charge of $3.8 million, including impairment of assets of $3.0 million, for the three months ended August 31, 2004, to reduce the carrying value of the net assets of its Singapore and The Philippines operations to the estimated net realizable value. The impairment of assets included $2.9 million for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.1 million for property and equipment. The Company expects to incur severance and exit charges in the fourth quarter of 2004 as a result of exiting these operations. The following table summarizes the income statement classification of the charge for the three months ended August 31, 2004 (in thousands):

Three months ended August 31, 2004
Cost of sales	$354
Selling, general and administrative expenses	504
Impairment of assets	2,979

Total charge	$3,837

Following is a summary of the operations for Singapore and The Philippines for the three and nine months ended August 31, 2004 and 2003 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	$11,566	37,042	55,306	118,188
Cost of sales	11,108	36,875	54,716	117,311

Gross profit	458	167	590	877
Selling, general and administrative expenses	819	978	2,132	2,317
Impairment of assets	2,979	—	2,979	—

Operating loss	$(3,340)	(811)	(4,521)	(1,440)

Mexico

The Company’s Mexico operations derive their revenues primarily from wholesale purchasers and the activation of handsets. The Company’s operations in Mexico accounted for approximately 61%, 54%, and 51% of the Latin America Region’s revenues in 2001, 2002, and 2003, respectively. Over the last three years, the operations in Mexico have recognized operating losses of $9.8 million, $11.5 million, and $3.0 million in 2001, 2002, and 2003, respectively. Despite the losses in the Mexico operations in recent years, the Company believes growth and profit potential exist in the Mexico market due to the size of this market. The Mexico operations showed improvement in the second half of 2003, including operating profits of $0.3 million and $0.7 million for the third and fourth quarters of 2003, respectively. Furthermore, the Mexico operations had operating profits of $0.5 million, $0.6 million and $1.6 million in the first, second and third quarters of 2004, respectively. In 2003, the Company replaced the general manager and embarked on an aggressive reorganization of its Mexico operations, cutting payroll costs and repositioning the business to recapture market share. Given the recent improvement in operations and the improved relationship with the largest wireless carrier in Mexico, the Company is now committed to staying in Mexico.

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

Following is a summary of the operations in Colombia (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenues	$—	6,046	16,294	36,517
Cost of sales	—	5,555	14,982	35,274

Gross profit	—	491	1,312	1,243
Selling, general and administrative expenses	—	505	1,178	1,936

Operating income (loss)	$—	(14)	134	(693)

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At August 31, 2004, the Company had gross deferred income tax assets, net of valuation allowances, of $61.6 million, a significant portion of which relate to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income, including income generated by tax planning strategies, in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. A valuation allowance is provided for any amounts not expected to be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. In addition, any potential transaction could affect, positively or negatively, the valuation allowance on deferred tax assets depending on the form and the valuation of the transaction.

As a result of the Company completing an exchange offer for its previously existing 5% convertible subordinated notes on February 20, 2002, the Company was deemed to have undergone an ownership change in accordance with Section 382 of the Internal Revenue Code. Beginning with the year ended November 30, 2002, this ownership change limits the amount of losses that can be used on an annual basis to offset future taxable income. In order to utilize the full U.S. tax loss carryforwards, the Company must complete, prior to February 2007, a taxable transaction related to operations existing as of February 20, 2002. If at any time prior to February 2007 the Company deems such a transaction unlikely to occur by February 2007 or that the transaction will not allow the Company to fully utilize the U.S. tax loss carryforwards, the Company will then record a valuation allowance for the U.S. tax loss carryforwards the Company does not anticipate utilizing.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings were considered permanently reinvested and, in the opinion of management, would continue to be reinvested indefinitely. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the earnings in its Asia-Pacific Region did not meet the criteria to be considered permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. The Company had accrued, at August 31, 2004, U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $33.8 million.

No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S. in the form of dividends or sale proceeds. As of August 31, 2004, the Company had net operating loss carryforwards in the U.S. of approximately $66.8 million, a significant portion of which the Company believes it will be able to utilize to offset the taxes payable in the event that a transaction is completed.

At August 31, 2004, the Company had not provided for U.S. Federal income taxes on earnings of its Mexico and Chile subsidiaries of approximately $2.2 million as these earnings are considered permanently reinvested.

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

(c) Vendor Credits and Allowances

The Company recognizes price protection credits; sell through credits, advertising allowances and volume discounts, when supported by a written agreement or if not supported by a written agreement, when received. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold when the products are sold. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction cost of goods sold or inventory, as applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended August 31, 2004, and 2003, the Company recorded net foreign currency gains (losses) of $0.1 million and ($0.7) million, respectively, in cost of goods sold. The gain (loss) in both quarters was primarily due to the fluctuations in foreign exchange rates in the Company’s Mexico operations.

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

For the quarter ended August 31, 2004, $62.5 million, or 22.5%, of the Company’s revenues were from the Company’s operations in the PRC. With the exception of intercompany activity, all revenues and expenses of the PRC operations are in RMB. The Company does not hold derivative instruments related to the RMB.

The Company has forward purchase contracts relating to USD $1.9 million of its receivables in its Chile operations which were denominated in Chilean Pesos. The contracts are a combination of deliverable and non-deliverable and are in terms matching the length of the receivable, maturing in September and October 2004. The Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended August 31, 2004, the interest rate of borrowings under the Facility ranged from 5.0% to 5.5%. The interest rate increased to 5.75% on September 21, 2004, as a result of changes in banks’ prime lending rates. A one percent change in variable interest rates will not have a material impact on the Company. The Company has short-term borrowings in the PRC bearing interest between 3.5% and 5.0% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”). The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, except as noted below, are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2004, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has substantially completed the documentation requirements and initial testing of internal controls as part of its compliance with Section 404 of Sarbanes-Oxley. As a result of the documentation and testing, the Company has identified a number of deficiencies. The deficiencies are primarily in four areas and were generally noted in all the regions:

1)	information technology access controls

2)	information technology change controls

3)	documentation of controls and evidence of performance of controls

4)	segregation of duties

The Company has begun remediation on the majority of these deficiencies. However, the remediation may not be complete by November 30, 2004, or have been completed for a sufficient period of time to demonstrate the effectiveness of the remediation. Although Company management does not consider any individual deficiency to be material, the aggregation of these deficiencies, if not adequately remediated, could potentially result in one or more material weaknesses.

In connection with the exit from Singapore, the Company instituted additional approval requirements for purchases and disbursements.

While the Company’s management, including the Executive Chairman and the Chief Financial Officer, believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, have been detected. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleges breach of fiduciary duty and corporate waste in connection with the Company’s proposal to divest up to 70% of its operations (the “CellStar Asia Transaction”) in the People’s Republic of China (the “PRC”), Hong Kong and Taiwan (the “Greater China Operations”). The Everson Suit seeks injunctive and other equitable relief, recissory and/or compensatory damages and reimbursement of attorney’s fees and costs. Following delays in proceeding with the Cellstar Asia Transaction, the parties agreed to a temporary stay of the proceedings until the Company files a revised proxy statement with the Securities and Exchange Commission relating to the CellStar Asia Transaction, or earlier if the plaintiff determines that the transaction is likely to proceed prior to that filing. During the pendency of the stay, the parties must file a status report with the court every sixty (60) days. Defendants have 20 days following the expiration of the stay to respond to plaintiff’s complaint. The Company announced on September 20, 2004, that it will not proceed with the CellStar Asia Transaction at issue in the Everson Suit at this time due to changes in the PRC’s economic environment and handset industry. As a result, it is unclear when, if ever, the CellStar Asia Transaction will be consummated or what form the transaction may take. The ultimate outcome is not currently predictable. The Company intends to explore the possible dismissal of the Everson Suit.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these other matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Amended and Restated Employment Agreement, executed on September 1, 2004, and effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker. (1) (2)

10.2	Eleventh Amendment and Waiver to Loan Agreement, dated as of August 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc. f/k/a/ Foothill Capital Corporation, in its capacity as agent for the Lenders. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	The exhibit is a management contract or compensatory plan or agreement.

(b) Reports on Form 8-K

On September 7, 2004, the Company filed a Current Report on Form 8-K under Item 1.01 describing the Amended and Restated Employment Agreement by and among CellStar Corporation, CellStar, Ltd. and Terry S. Parker.

On September 22, 2004, the Company filed a Current Report on Form 8-K under Items 2.02, 2.05, and 9.01 containing the press release announcing lower than expected second quarter earnings in its Asia-Pacific Region and scheduling its related earnings release and conference call, and also describing charges expected to be incurred related to the exit of its operations in Singapore and The Philippines.

On September 24, 2004, the Company filed a Current Report on Form 8-K under Items 2.02 and 9.01 containing the transcript of the conference call that discussed, among other things, expected financial results for its Asia Pacific operations for the third quarter of 2004 and new strategies with respect to those operations.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ RAYMOND L. DURHAM
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

October 14, 2004

EXHIBIT INDEX

10.1	Amended and Restated Employment Agreement, executed on September 1, 2004, and effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker. (1) (2)

10.2	Eleventh Amendment and Waiver to Loan Agreement, dated as of August 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc. f/k/a/ Foothill Capital Corporation, in its capacity as agent for the Lenders. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	The exhibit is a management contract or compensatory plan or agreement.