Form 10-K
period 2004-11-30
CELLSTAR CORP
filed 2005-09-06
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 28, 2004, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $6.07 as reported by the Nasdaq National Market on May 28, 2004, was approximately $80,887,618 (for purposes of determination of the above stated amounts, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On August 26, 2005, there were 20,509,529 outstanding shares of common stock, $0.01 par value per share, and the closing sales price was $1.50 as quoted on the Pink Sheets®.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

PART I.

Item 1. Business

CellStar Corporation (the “Company” or “CellStar”) is a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions. In August 2005, the Company decided to exit the Asia-Pacific Region. The Company provides comprehensive logistics solutions and facilitates the effective and efficient distribution of handsets, related accessories, and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers.

The Company’s North American Region consists of the United States, excluding the Company’s Miami, Florida operations (the “U.S.”). The Company’s Latin American Region consists of Mexico, Chile and the Company’s Miami, Florida operations. The Company’s Asia-Pacific Region consisted of the People’s Republic of China (the “PRC”), Hong Kong and Taiwan (the “Greater China Operations”) and the Philippines. The Company’s headquarters (“Corporate”) are located in Carrollton, Texas.

Overview of Significant Developments in 2004

Asia-Pacific Region

Historically, the Asia-Pacific Region had been profitable and contributed significantly to the Company’s consolidated results. In prior years, the region represented approximately 50% of the Company’s total revenues, and approximately 90% of the revenues in the Asia-Pacific Region have been generated by the operations in the PRC. The Asia-Pacific Region was the Company’s largest source of operating income from 1996 – 2000 and in 2002. In late 2002, the Company believed that the intrinsic value of its Asia-Pacific Region was not fully reflected in the market price of its common stock. As a result, the Company engaged UBS Securities LLC (“UBS Securities”) to assist it in evaluating transactions that could result in recognizing the value that the Company believed was locked up in the Asia-Pacific Region, which was substantially comprised of its Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a spin-off, a sale to outside investors or a management buyout.

In March 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) that described the proposal to divest up to 70% of the Greater China Operations (the “CellStar Asia Transaction”), which would have included an initial public offering (“IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong (“SEHK”). In May 2003, however, the Company announced the delay of the CellStar Asia Transaction due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. In early 2004, and based on the advice of UBS Securities, the Company decided to proceed with the IPO targeting a summer 2004 completion date. Accordingly, the Company filed a new preliminary proxy statement with the SEC in March 2004. Due to delays in the process of listing the stock on the SEHK and an unfavorable financial market in Hong Kong, the Company, upon the advice from UBS Securities, announced in May 2004, that the CellStar Asia Transaction would be delayed until the fall of 2004. From the first quarter of 2004 through the third quarter of 2004 revenues in the PRC were declining and accounts receivable trends were negative. As a result, the Company announced in September 2004 that it would not proceed with the CellStar Asia Transaction.

During 2004, the Company experienced a significant increase in the reported accounts receivable days outstanding (“DSO’s”) in its operations in the PRC. Historically, the Company had no significant collection issues in the PRC. During 2004, Asia-Pacific Region and PRC management attributed the increase in DSO’s to the extension of longer credit terms to the PRC’s local distributors (the “Small Bees”) to encourage them to sell to large-scale retailers and carriers who required longer credit terms from their suppliers and to expand into the tier 3 and tier 4 cities. In October 2004, the Chief Financial Officer of the Asia-Pacific Region resigned and on December 1, 2004, the Company hired a Director of Accounting for the Asia-Pacific Region. During the fourth quarter closing process, concerns over the lack of collection of receivables were being raised by Corporate management and the Director of Accounting for the Asia-Pacific Region. In early February 2005, the Director of Accounting raised certain specific issues regarding some of the PRC’s accounts receivable and revenue. The issues primarily focused on three areas: (1) whether or not certain sales to the Small Bees were valid; (2) whether claims made by the Small Bees for credits related to certain sales by the Company to the Small Bees should be recorded as a reduction in revenues; and (3) the accounting for certain trade receivables with informally extended credit terms. The Company delayed the filing of its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, (the “Form 10-K”) and subsequent Quarterly Reports on Form 10-Q while these issues were reviewed by the Company and the Audit Committee of the Company’s Board of Directors. Corporate senior management assisted by the internal auditors performed a review in the PRC of these issues. During the review process, Corporate senior management kept the Audit Committee updated on its findings. In May 2005, Corporate management concluded that prior period financial statements could not be relied upon and should be restated. On August 1, 2005, the Company announced that the Audit Committee of the Company’s Board of Directors had finished its independent review of accounts receivable and revenue issues in the Company’s Asia-Pacific Region. Independent counsel and independent forensic accountants assisted the Audit Committee in its review. The review by the Audit Committee concluded the following:

•	During the second quarter of 2004, the Company’s operations in the PRC booked sales of inventory that had not been sold. Certain PRC employees took steps to conceal this fact from the Company’s auditors.

•	During the 2004 IPO period, the PRC operations may have sold products to its distributors at prices that were higher than market prices and deferred rebates to inflate revenues. Prior practice had been to price products at the then-prevailing market price.

•	The Company failed to properly accrue for rebates offered to its distributors in the PRC.

•	The Audit Committee agreed with management’s conclusion that, since 2000, some sales by the PRC operations were made on extended credit terms with neither written agreements nor terms of payment defined. As a result of this, sales were inappropriately recorded.

•	There were weaknesses in internal controls related to corporate governance and oversight and also weaknesses related to revenue recognition, rebate claims, inventory, and accounts receivable in the PRC operations. The Audit Committee has asked that management remediate these weaknesses.

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company has restated its previously reported financial results for the fiscal years 2000 to 2003 and for the quarters ended February 29, May 31, and August 31, 2004. (See “Item 1. Business—Asia-Pacific—Accounts Receivable and Revenue Issues”). All discussion in this Form 10-K refers to the restated amounts unless otherwise noted.

For the year ended November 30, 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region. This operating loss was primarily a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, deteriorating relationships with the Small Bees and increased bad debt expense. Company management has determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have to invest significant amounts of capital, access to which it does not currently have. Additionally, the Company would have to reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also believes that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations will be cost-prohibitive given the difficulties caused by the geographic distance from Corporate, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China.

The Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations (the “CellStar Asia Sale”) to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005 Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion.

The Company believes the issues in the PRC and the related delay in filing the financial statements have had a dramatic impact on the Company. The Company has experienced a tightening of credit by its vendors, including the Company’s primary supplier Motorola, Inc. (“Motorola”). This has impacted the Company’s cash flow, and currently the Company has more orders in the North American Region than credit capacity. Concerns over the viability of the Company have made securing new customers more difficult and has required management to address this concern with existing customers. Employee turnover has increased and employee morale has suffered. Significant time and effort has gone into resolving the issues in the PRC and has strained the Company’s management and financial resources. In addition, the Company has incurred significant professional fees.

Due to the Company’s inability to timely file its Form 10-K for fiscal 2004 and Form 10-Q for the first quarter of 2005, the Company’s common stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005. As a result of the delisting, the Company’s common stock is currently traded on the over-the-counter market, and is quoted in the Pink Sheets®, which provides electronic quotation information.

In June 2005, the Company announced it had retained the services of Raymond James & Associates, Inc. to act as its investment banking advisor to assist the Company with the evaluation of its financial and strategic alternatives.

Management Changes

In April 2004, the Company announced that effective April 30, 2004, James L. Johnson would step down as Chairman of the Board. The Company also announced that Terry S. Parker would assume Mr. Johnson’s position as Executive Chairman, and Robert A. Kaiser, the Company’s President and Chief Operating Officer, would become Chief Executive Officer. As Executive Chairman, Mr. Parker retained responsibility for the Company’s Asia-Pacific operations. In May 2004, the Company announced the resignation of Paul C. Samek as Chief Financial Officer, and that it had promoted Raymond L. Durham to the position of Senior Vice President and Chief Financial Officer from his former position of Vice President and Corporate Controller. Juan Martinez Jr. assumed the role of Vice President—Corporate Controller in June 2004, and the Board of Directors designated him as principal accounting officer on December 16, 2004.

On November 9, 2004, the Company announced that Mr. Zhang Yue had been named Senior Vice President of the Asia-Pacific operations and President of the PRC operations.

On January 18, 2005, the Company announced the appointment of Dr. Da Hsuan Feng as a Class II Director, with a term expiring in 2006, filling the vacancy created by Mr. Johnson’s death in November 2004.

On May 2, 2005, the Company announced the resignation of Terry S. Parker as Executive Chairman and a member of the Board of CellStar Corporation. The Company also announced that Robert A. Kaiser was named a director and Chairman of the Board of CellStar Corporation. The Company announced the appointment of Mr. Parker as Chairman of the Board of Directors for CellStar International Corporation/Asia (the “Asia Board”), a Delaware subsidiary which acts as the U.S. holding company for the Asia-Pacific Region, and the appointment of additional directors on the Asia Board. The Asia Board reports directly to Robert Kaiser. Mr. Kaiser assumed, for the first time, responsibility for the Asia-Pacific Region. The Company also announced that James Chan was named Chief Financial Officer of the Asia-Pacific Region.

On May 31, 2005, the Company announced that Mr. John T. Kamm resigned from the Company’s Board of Directors. Mr. Kamm was named as a Class III Director in December 2003.

On July 20, 2005, the Company announced that effective July 14, 2005, the Company had terminated the employment of Mr. Terry S. Parker.

On July 25, 2005, the Company announced that effective July 21, 2005, the Company had terminated the employment of Mr. Lawrence P. King. Mr. King was serving as President and Chief Operating Officer of the Asia-Pacific Region.

Other

In 2004, the Company sold or closed three of its operations that did not present significant growth opportunities. The Company completed the divestiture of its operations in Colombia and Singapore and has substantially closed its operations in The Philippines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations.”

On June 17, 2005, the Company announced a proposal to sell up to $50.0 million of convertible debentures and on June 16, 2005, the Company signed a letter of intent to sell up to $25.0 million of debentures to Stanford Financial Group Company and its affiliates (“Stanford”). On July 14, 2005, the Company announced Stanford would not proceed with the purchase of up to $25.0 million of debentures.

On August 25, 2005, the Company entered into an agreement to sell its operations in Taiwan to Mrs. L.C. Lin, a Taiwanese individual and a former employee of those operations, for nominal consideration. The sale is expected to close in September 2005.

Our Business

The Company’s distribution services include purchasing, selling, warehousing, picking, packing, shipping and “just-in-time” delivery of wireless handsets and accessories. The Company also offers one of the industry’s first completely integrated asset recovery and logistics services, its Omnigistics® (patent pending) supply chain management system. In addition, the Company offers its customers value-added services, including Internet-based supply chain services via its OrderStar® system (patent pending), Internet-based tracking and reporting, inventory management, marketing, prepaid wireless products, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. The Company also provides wireless activation services and operates retail locations in certain markets from which wireless communications products and accessories are marketed to the public.

The Company markets its products to wholesale purchasers using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. The Company offers a variety of name brand products, comprehensive forward and reverse logistics solutions, highly-responsive customer service, merchandising and marketing elements and access to hard-to-find products to potential new and existing customers.

The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc. (“National Auto Center”), a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, National Auto Center began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991, and the Company entered into similar arrangements with Motorola in the Asia-Pacific Region in 1994. During fiscal 2004, the Company also maintained similar distributor agreements with other manufacturers, including Nokia Inc. (“Nokia”), Wuhan NEC Mobile Communication Co., Ltd. (“NEC”), Kyocera Wireless Corp. (“Kyocera”), Samsung Telecommunications America, L.P. and Samsung Electronics Latinoamerica Miami, Inc. (“Samsung”) and Siemens Shanghai Mobile Communications Ltd. (“Siemens”) .

Wireless communications technology encompasses wireless communications devices such as handsets, personal digital assistants, instant messaging devices and two-way radios. The Company believes that handsets with video capability, polyphonic ring tones and digital camera capabilities should increase consumer demand for new and replacement handsets. In addition, the Company believes that the emergence of new and improving technologies, including portable multi-media devices, should create opportunities in the wireless market as users continually strive to stay connected while remaining mobile.

From its inception in 1983, the wireless handset market grew rapidly until 2001, when overall growth in the industry slowed. In 2002, the Company was faced with a difficult economic environment in the wireless industry in general. During the second and third quarters of 2003, the Company’s overall revenues were severely impacted by the spread of SARS in the Asia-Pacific Region. However, demand for wireless products and services began increasing during the fourth quarter of 2003 and remained strong in 2004. According to UBS Investment Research (“UBS”), at the end of 2004 there were an estimated 1.55 billion wireless subscribers worldwide, an increase of 19.7% from 2003. UBS estimates that approximately 672 million handsets were sold in 2004; an increase of 28.3% over 2003. However, UBS estimates that handset sales will slow in 2005 to an estimated 762 million, an increase of only 13.5% over 2004. Growth is continuing in replacement handset sales as well. In 2004, UBS estimates that 353 million replacement handsets were sold worldwide, an increase of 19.6% over 2003. UBS expects double digit growth in replacement handsets in 2005 and 2006, 32.7% and 22.6%, respectively, even though it expects a slowdown in total handsets sold for those years.

The Company believes that future growth in the worldwide subscriber base, coupled with strong demand for replacement handsets in developed markets, should create significant new opportunities for growth. The Company believes that the convergence of existing and emerging technologies into a single multifunction handset offering increased Internet capability and music and video options should provide ample incentive for wireless users who desire to upgrade their existing handsets. In addition, demands for increasingly complex logistics services should spur growth in the logistics services industry. The Company believes that the wireless communications industry should continue to grow, although at a slower rate than in prior years, for a number of reasons, including strong replacement sales, multi-feature handsets, increased service availability, the lower cost of wireless service compared to conventional landline telephone systems and the availability of handsets with emerging technologies. The Company also believes that advanced digital technologies have led to increases in the number of network carriers, which have promoted greater competition for subscribers and will continue to result in increased demand for wireless communications products. However, the Company faces many challenges, including securing adequate financial resources, the continued consolidation of carriers in the U.S. market and improving operating margins.

Cautionary Statements

The Company’s success will depend upon, among other things, its ability to implement its business strategies, to maintain its channels of distribution, continuing to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, economic conditions, wireless market conditions, the financial health of its largest customers, its ability to improve its operating margins, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business, and its ability to respond to further consolidation in the U.S. regional carrier segment. The Company’s success will also depend upon its ability to design and maintain policies and procedures which enable the Company to avoid any recurrence of the matters which gave rise to the material weaknesses discussed in Item 9A—Controls and Procedures.

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

In addition to the factors listed above, threats of terrorist attacks, a decline in consumer confidence and economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

The Company’s consolidated financial statements and accompanying notes, which include certain business segment and geographic information for the last three fiscal years, can be found in Part IV of this Form 10-K.

Asia-Pacific Region

Historically, the Asia-Pacific Region had been profitable and contributed significantly to the Company’s consolidated results. In prior years, the region represented approximately 50% of the Company’s total revenues and approximately 90% of the revenues in the Asia-Pacific Region have been generated by the operations in the PRC. The Asia-Pacific Region was the Company’s largest source of operating income from 1996 – 2000 and in 2002. In 2004, the Asia-Pacific Region represented approximately 35% of the Company’s total revenues or $450.5 million and reported an operating loss of $76.8 million. Operating income (loss) for the region was $3.4 million, $20.2 million, $31.7 million and ($25.5) million for the years 2000 through 2003, respectively.

Because of the success of the Asia-Pacific Region from 1996-2002, in late 2002 the Company believed that the intrinsic value of its Asia-Pacific Region was not fully reflected in the market price of its common stock. As a result, the Company engaged UBS Securities to assist it in evaluating transactions that could result in recognizing the value that the Company believed was locked up in the Asia-Pacific Region, which is substantially comprised of its Greater China Operations. Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a spin-off, a sale to outside investors or a management buyout.

In March 2003, the Company filed a preliminary proxy statement with the SEC that described the CellStar Asia Transaction, which would have included an IPO of the Greater China Operations on the SEHK. In May 2003, the Company announced that it would delay the CellStar Asia Transaction due to the spread of SARS, which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. Based on the advice of UBS Securities, the Company decided to proceed with the IPO in early 2004 targeting a summer 2004 completion date. On March 10, 2004, the Company filed a new preliminary proxy statement with the SEC. Due to delays in the process of listing the stock on the SEHK and an unfavorable financial market in Hong Kong, the Company, upon the advice from UBS Securities, announced in May 2004, that the CellStar Asia Transaction would be delayed until the fall of 2004.

From the first quarter of 2004 through the third quarter of 2004 revenues in the PRC were declining and accounts receivable trends were negative. As a result, the Company announced in September 2004 that it would not proceed with the CellStar Asia Transaction.

Two key factors were critical to the prior success of the PRC operations. First, the relationships that the Asia-Pacific Region management team built with its distribution channel consisting of 73 local distributors in China. Approximately 95% of the total revenues in China have historically been generated by 26 of these distributors, referred to as the Small Bees. The Company has cooperative arrangements with the Small Bees that allow them to establish wholesale and retail operations using CellStar’s trademarks. Under the terms of these arrangements, CellStar has historically provided services, sales support, training and access to promotional materials for use in their operations. As a result of these arrangements, approximately 1,700 retail points of sale in the PRC display the CellStar name and trademarks. In addition to these branded retail outlets, an additional 15,000 outlets in China carry CellStar products. The second key factor to the success of the Company’s PRC operations was the ability to secure the desired product and terms, including exclusivity of certain models, offered by the operations’ primary suppliers such as Nokia and Motorola.

As the wireless handset market began to mature, however, there were several key factors that negatively impacted the PRC operations.

•	Many of the manufacturers began to ship large volumes directly to retailers, in particular large scale superstores and provincial distributors including in some cases the Small Bees. This shift in strategy has moved the manufacturers closer to the end user, thereby reducing the layers of distribution and limiting the use of national distributors such as the Company.

•	The Company’s PRC revenues have historically been from the sale of handsets supplied by Nokia and Motorola. From late 2002 to mid 2003, Nokia and Motorola lost significant market share to the local Chinese manufacturers.

•	There was an oversupply of handsets.

•	During the second quarter of 2004, one of the Company’s largest suppliers in China lowered its handset prices in an effort to boost its declining market share. Several other suppliers responded by also lowering their prices.

•	The growth rate of handset sales in major cities has slowed down as penetration rates increased. To boost new growth, carriers began to subsidize handsets. This was a dramatic shift in the role of the carrier in China, as carriers have not historically subsidized handsets.

•	The Chinese government implemented tighter economic controls to slow down the economy.

The changing wireless handset market, combined with the impact of the Asia-Pacific management team focusing their attention on the IPO in the first half of 2004, ultimately resulted in a dramatic downturn in the Company’s business. The manufacturers’ price reductions, particularly in the first half of 2004, put tremendous pressure on the gross margins of the Company and the Small Bees. In prior years, the Company was able to seek price protection or other forms of compensation from its suppliers that generally allowed the Company to make a sufficient margin. The Small Bees would then similarly seek some form of compensation from the Company. While the Company had no legal obligation to provide compensation to the Small Bees, frequently the Company would grant some form of compensation, usually in the form of discounts on future purchases. The oversupply of product and the downward trend in prices in 2004 increased the amount of claims received by the Company from the Small Bees. Because the Company was not making sufficient margin and the manufacturers could not or would not provide assistance in many cases, the Company could not compensate all of the requests for credits from the Small Bees leading to a deterioration in the business relationships.

In prior years the PRC operations were frequently able to obtain exclusivity on certain models, which allowed the Company to maintain the margins on the product further into the product life cycle. The PRC operations were not as successful as in prior years in obtaining the desired product or exclusivity from its primary suppliers. As a result, the Company was not able to fully meet the product needs of the Small Bees and to maintain margins. To broaden its product offerings, the Company purchased product from non-traditional suppliers. While the Company initially had some success with some of these products, it incurred losses on many of these products due to low market acceptance and quality problems as many of these products were ultimately returned to the Company. As the Company increasingly became unable to obtain highly desirable product, the Small Bees had to seek other vendors to supply their product needs. The Small Bees were also still seeking compensation from the Company for their losses through their request for credits. The Small Bees began to delay payments, or not make payments, to the PRC operations on their accounts receivable. The Company believes the slow-down in payments allowed the Small Bees to utilize the capital to purchase products from other sources and to increase their leverage in getting rebates from the Company on their prior purchases. This led to increased working capital shortages which further inhibited the PRC operations’ ability to obtain product and further reduced the Small Bees’ incentive to pay the PRC operations.

Additionally, during the first quarter of 2004, there were efforts by the PRC management to aggressively promote sales in the PRC to promote the IPO. During the 2004 IPO period, the PRC operations may have sold products to the Small Bees at prices that were higher than market prices and deferred rebates to inflate revenues. Prior practice had been to price products at the then-prevailing market prices. The Small Bees made numerous claims for rebates, and the deferral and/or denial of rebates further contributed to the deterioration of the relationships with the Small Bees.

As a result, revenues for the PRC declined each quarter during 2004. Gross margins were negative because of the severe downward pressure on pricing, the rebates effectively promised, as well as obsolescence charges primarily associated with the less desirable products from non-traditional suppliers.

The Company also incurred increased bad debt expense. Because of the changes in the market, certain of the Small Bees also had financial and operational difficulties and were not able to pay the Company. The deterioration in the relationships with the Small Bees also resulted in the unwillingness of the Small Bees to pay. The Company believes that efforts to collect through traditional legal means will be difficult due to poor documentation, the high cost of legal action and the difficulty of enforcing judgments, if obtained, against small businesses such as the Small Bees.

The Company’s revenues in the PRC have continued to decline in 2005. Because of the losses, the PRC’s suppliers have significantly reduced the availability of credit. Due to the lack of credit and capital, the PRC operations have not been able to purchase the necessary inventory, further damaging the relationships with the Small Bees. The Company has determined that to return the operations in the PRC to profitability, the Company would have to invest significant amounts of capital, access to which the Company does not have. In addition, the Company would need to reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also believes that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations will be cost-prohibitive given the difficulties caused by the geographic distance from Corporate, language and cultural differences, low margins and the highly competitive nature of the market. Also, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China. Accordingly, the Company has decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company will also retain certain claims against vendors. On August 25, 2005, the Company entered into an agreement to sell its operations in Taiwan to Mrs. L.C. Lin, a Tawianese individual and former employee of the

Taiwan operations, for nominal consideration. The sale is expected to close in September 2005. The Taiwan operation had not been profitable since the fourth quarter of 2002. At November 30, 2004, the Company has reduced the carrying value of these operations to their estimated net realizable value of $21.1 million. The estimated net realizable value at November 30, 2004 includes cash subsequently transferred to Corporate as well as estimated losses of $11.2 million from the operations of PRC, Hong Kong and Taiwan during the period from December 1, 2004 to August 31, 2005. The losses from December 1, 2004 to August 31, 2005 are included in the net realizable value at November 30, 2004, as the operations funded these losses.

Accounts Receivable and Revenue Issues in the Asia-Pacific Region

During 2004, the Company experienced a significant increase in the reported DSO’s in its operations in the PRC. Historically, the Company had no significant collection issues in the PRC. During 2004, Asia-Pacific Region and PRC management attributed the increase in DSO’s to the extension of longer credit terms to the Small Bees to encourage them to sell to large-scale retailers and carriers who required longer credit terms from their suppliers and to expand into the tier 3 and tier 4 cities.

In October 2004, the Chief Financial Officer of the Asia-Pacific Region resigned, and on December 1, 2004, the Company hired a Director of Accounting for the Asia-Pacific Region. During the fourth quarter closing process, concern over the lack of collection of receivables were being raised by Corporate management and the Director of Accounting for the Asia-Pacific Region. In early February 2005, the Director of Accounting raised certain specific issues regarding some of the PRC’s accounts receivable and revenue. The issues primarily focused on three areas: (1) whether or not certain sales to the Small Bees were valid; (2) whether claims made by the Small Bees for credits related to certain sales by the Company to the Small Bees should be recorded as a reduction in revenues; and (3) the accounting for certain trade receivables with informally extended credit terms. As a result, the Company delayed filing its Form 10-K for 2004 and subsequent Quarterly Reports on Form 10-Q while these issues were reviewed by the Company and the Audit Committee. Corporate senior management assisted by the internal auditors performed a review in the PRC of these issues. During the review process, Corporate senior management kept the Audit Committee updated on its findings. In May 2005, corporate management concluded that prior period financial statements could not be relied upon and should be restated. On August 1, 2005, the Company announced that the Audit Committee of the Company’s Board of Directors had finished its independent review of accounts receivable and revenue issues in the Company’s Asia-Pacific Region. Independent counsel and independent forensic accountants assisted the Audit Committee in its review.

The following summary represents the results of the Company’s review including the evaluation of the Audit Committee’s findings. Financial information included in this Form 10-K reflects all of the restatements described below.

Sales to Small Bees

The Company’s operations in the PRC recognized revenue for sales of inventory that had not been sold. Certain PRC employees took steps to conceal this fact from the Company’s auditors by moving inventory between warehouses. As a result, the Company has reversed certain sales transactions improperly recognized as revenue and has now recognized the revenue in the quarter of shipment. Provisions for inventory obsolescence and lower of cost or market adjustments were increased as a result of more inventory being held following the reversal of the sale. (See Note (2) of the accompanying Notes to Consolidated Financial Statements contained in this Form 10-K).

Claims for Credits

As is common practice in the industry, the PRC operations have historically received credits or other forms of compensation from its suppliers, including credits for price protection, volume rebates, incentives for market coverage, and inventory accuracy. The PRC operations have historically received claims for credits for price protection and volume rebates from the Small Bees for products purchased. Previously the Company recorded the credits provided to the Small Bees as a reduction in revenue in the period the credit was processed rather than at the time of the initial sale. As a result, the Company’s reported revenues in previous periods did not properly include an estimate of the credits to be provided. The Company has restated prior periods to reflect the claims for credit as a reduction in revenues at the time of sale. (See Note (2) of the accompanying Notes to Consolidated Financial Statements contained in this Form 10-K). Management in the PRC failed to follow the Company’s policy regarding revenue recognition and the approval of credits.

Extended Trade Terms

At various times since 2000, the PRC operations informally extended trade terms to certain Small Bees. Under these informally extended trade terms, certain Small Bees purchased products from the PRC operations, and the Company believes the proceeds from the subsequent sales of these products were used by the Small Bees to develop new or expand existing wholesale and/or retail operations or to develop new business opportunities. The Company has determined that the recognition of revenue for sales under these terms was not appropriate due to the indefinite nature of the extended credit and the absence of a formal agreement. The Company has determined that revenues on the original sales transactions should not have been recognized until payment is received and has restated prior periods accordingly. (See Note (2) of the accompanying Notes to Consolidated Financial Statements contained in this Form 10-K). The Company’s corporate management was not informed that management in the PRC had informally extended credit terms. Management in the PRC failed to follow the Company’s policy regarding extension of credit terms and submitted an inaccurate aging and presentation of these trade receivables in the Company’s internal financial reporting package which is used for the preparation of quarterly and annual financial statements.

In addition, the review by the Audit Committee concluded:

•	In the first quarter of 2004, there were efforts to aggressively promote sales in the PRC in an effort to promote the proposed IPO of the Greater China Operations on the SEHK.

•	During the 2004 IPO period, the PRC operations may have sold products to its distributors at prices that were higher than market prices and deferred rebates to inflate revenues. Prior practice had been to price products at the then-prevailing market price.

•	There were weaknesses in internal controls related to corporate governance and oversight and also weaknesses related to revenue recognition, rebate claims, inventory, and accounts receivable in the PRC operations. The Audit Committee has asked that management remediate these weaknesses.

The material weakness in internal controls in the Company’s PRC operations is more fully described in Item 9A—Controls and Procedures.

Business of the Asia-Pacific Region

In the Asia-Pacific Region, the Company offered wireless handsets and accessories manufactured by original equipment manufacturers (“OEMs”), such as Nokia, Siemens, NEC, Shanghai DBTEL Industry Co. Ltd. (“DBTEL”) and Motorola and aftermarket accessories manufactured by a variety of suppliers. Throughout the region, the Company acted as a wholesale distributor of wireless handsets to large and small volume purchasers.

CellStar (Asia) Corporation Limited (“CellStar Asia”), the oldest of the Company’s wholly-owned business units in the region, derived its revenue principally from wholesale sales of wireless handsets to Hong Kong-based exporters.

Shanghai CellStar International Trading Co., Ltd. (“CellStar Shanghai”), a wholly-owned, limited liability foreign trade company established in Shanghai, commenced operations in the PRC in 1997 in the Shanghai Waigaiqiao Bonded Zone. CellStar Shanghai leased warehouse, showroom and office space in the Pudong district of Shanghai, as well as office and warehouse space in both Beijing and Guangzhou and office space in Chengdu.

The Company’s Asia-Pacific Region also included the Taiwan operations. Although the Company’s business in the Asia-Pacific Region was predominantly wholesale, retail operations were also conducted in Taiwan. During the fourth quarter of 2004, the Company sold its Singapore operations to a local group which included the former general manager of the operations. As of November 30, 2004 the Company was in the final stages of closing the operations in The Philippines. The Company closed its Korean purchasing office in 2004.

The following table outlines CellStar’s Asia-Pacific Region for countries in which operations were conducted in fiscal 2004:

Country	Year Entered	Type of Operation
		(as of November 30, 2004)
Hong Kong	1993	Wholesale (divested September , 2005)
Singapore	1995	Wholesale (divested as of
		November 12, 2004)
The Philippines	1995	Wholesale
		(closed in 2005)
Taiwan	1995	Wholesale and Retail (sales agreement signed August 25, 2005)
People’s Republic of China	1997	Wholesale (divested September , 2005)
Korea	2000	Closed in 2004

At November 30, 2004, the Company sold its products to over 200 wholesale customers in the Asia-Pacific Region, the ten largest of which accounted for approximately 22.7% of consolidated revenues. The operations in the Asia-Pacific Region were responsible for approximately 35% of the Company’s revenues for fiscal 2004. For the year ended November 30, 2004, the five largest customers of the Asia-Pacific Region accounted for approximately 47.6% of the total revenues of the region.

North American Region

The Company believes growth in the U.S. will be increasingly driven by replacement sales, as penetration approaches 60% in the region. In 2004, the U.S. wireless market saw further consolidation, with several high profile mergers and acquisitions announced. As nationwide carriers get larger and gain market share, smaller wireless carriers are fighting to remain competitive. This smaller, regional carrier segment comprised approximately 44% of the Company’s revenues in the North American Region in 2004. Further consolidation in the regional carrier segment could have a material adverse impact on the Company’s business.

The Company’s North American Region generated operating income of $18.8 million, $13.3 million and $1.5 million for the years ended November 30, 2002, 2003, and 2004, respectively. Although the region continued to be profitable in 2004, the Company underestimated the time it would take to close some of the large reverse logistics programs it was working on, and it did not execute on its strategies to market its new products in 2004. Therefore, the Company has renewed its focus in the areas of new business development and new product development and has reorganized the region. However, the issues relating to the PRC operations and the delayed filing of the Form 10-K for 2004 has hampered the Company’s ability to acquire new accounts in 2005. The Company was not successful in its expansion in 2004 into product sales outside of the Company’s traditional handset business and incurred obsolescence expense of $3.6 million on three new products offered in 2004. The Company has hired a new general manager of the North American Region and has also hired a new product manager to lead the new product effort. Also as a result of the delayed filing of the Form 10-K and the consolidated operating loss in 2004, the Company has experienced tightening of credit with its vendors, including its primary supplier Motorola during 2005. The tightening of credit has impacted the Company’s ability to grow the North America Region. The Company will not be able to significantly grow the business without the availability of additional working capital or credit lines.

The Company offers a broad product mix in the United States, and anticipates that the Company’s product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

The Company distributes products through direct-to-retailer fulfillment, direct-to-consumer fulfillment and direct-to-distributor fulfillment of both handsets and accessories. The Company also offers value-added services such as advanced exchange and other consumer exchange programs, returns management and asset recovery, repair and refurbishment, channel development, warranty claims management, inventory management, inventory purchasing, warehousing, shipping, custom packaging and kitting, programming, one-off fulfillment, channel management systems, web-enabled systems integration solutions and on-line ordering and reporting to its customers. In addition, the Company provides private labeling services for handsets and accessories to several major carriers, and has agreements with certain big-box retailers to supply CellStar-branded accessories.

In the North American Region, the Company offers wireless handsets and accessories manufactured by OEMs, such as Motorola, Kyocera, LG and Nokia and aftermarket accessories manufactured by a variety of suppliers. The Company’s revenues in the North American Region are generated primarily from handset and accessory sales. The Company’s distribution operations and value-added services complement the manufacturer distribution channels by allowing the manufacturers to distribute their products to smaller volume purchasers and retailers. At November 30, 2004, the Company sold its products to over 1,550 customers in the North American Region, the ten largest of which accounted for approximately 20% of consolidated revenues.

In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 12% of the Company’s consolidated revenues for fiscal 2002 and approximately 7% and 2% in fiscal 2003 and 2004, respectively.

In March 2004, the Company launched its Omnigistics® (patent pending) logistics system. The Omnigistics® system, a comprehensive reverse and forward logistics solution, provides enhanced logistic services and programs designed to meet the most complex wireless business demands. The Omnigistics® system offers asset tracking and management processes, from advanced exchange and direct-to-consumer programs to bulk fulfillment and retail-ready solutions that include kitting, packaging and programming. In combination with centralized returns, the Company offers an on-site repair center to handle refurbishment and repair of handsets. The Company believes that its Omnigistics® system creates valuable efficiencies for its customers, and plans several enhancements in 2005 to make it even easier for wireless carriers, retailers, and manufacturers to offer the most advanced technologies with ease.

The Company continues to develop and enhance the functionality of its OrderStar® and CellStar netXtreme® programs. These programs are proprietary, Internet-based order entry and supply-chain services software and systems designed to assist customers in the submission and tracking of orders and to allow customers to analyze their business activities with CellStar through the creation of customized reports. The OrderStar® system enhances the CellStar customer experience by offering faster product navigation and streamlined checkout procedures, private labeling capabilities, and marketing and advertising opportunities. Together, the OrderStar® and CellStar netXtreme® systems greatly enhance a customer’s ability to actively manage inventories and reduce supply-chain delays while reducing the cost to CellStar of fulfilling their orders. Today, over 85% of all orders CellStar receives in the U.S. are in electronic form via the OrderStar® and CellStar netXtreme® systems, XML interconnect or electronic data interchange (EDI). In addition, the Company assists customers in developing e-commerce platforms and solutions designed to enhance sales and reduce product delivery and activation delays.

The Company uses several marketing strategies throughout the North American Region, including trade shows, trade magazine advertising, direct mail, telemarketing, public relations, e-marketing, training programs, rebate promotions and incentive planning and distributing product catalogs and service and program brochures.

Latin American Region

The Company believes that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. The Company believes that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. However, political and economic instability in the region in recent years in certain of the countries in which the Company maintained operations caused the Company to formulate a strategy to reposition its operations in those areas. In 2002, the Company divested its operations in Peru and Argentina. In 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the second quarter of 2004, in connection with this strategy, the Company completed the divestiture of its operations in Colombia to a group that included local management. Also in 2003, the Company replaced the general manager in its Mexico operations, revised its business model and focused on supplier and carrier relationships. With the divestiture of the Colombia operations, the Company has completed its repositioning in this region.

In the Latin American Region, operating income (loss) was ($15.0) million, ($5.0) million and $7.6 million for the years ended November 30, 2002, 2003 and 2004, respectively. For fiscal 2004, the region was the Company’s largest source of operating income.

In the Latin American Region, CellStar offers wireless handsets, related accessories and other wireless products manufactured by OEMs, such as Motorola, Kyocera, Samsung and Nokia, and aftermarket accessories manufactured by a variety of suppliers to carriers, mass merchandisers and other retailers. The Company, through its Miami, Florida operations, acts as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, the Company’s Miami operations are included in the Latin American Region.

The Company’s business in the Latin American Region is predominantly wholesale and value-added fulfillment services, including handset programming and software upgrades, packing, stocking, kitting, one-off shipping, procurement, warehousing, and distribution. In addition, the Company conducts retail operations in Mexico and Chile. At November 30, 2004, CellStar operated 36 retail locations (including kiosks) in the Latin American Region, 8 of which were located in Chile and 28 of which were located in Mexico. The Company also sells private label products to two major carriers in Mexico.

The following table outlines CellStar’s Latin American Region for countries in which operations were conducted in fiscal 2004:

Country	Year Entered	Type of Operation
		(as of November 30, 2004)
Mexico	1991	Wholesale and Retail
Chile	1993	Service and Repair,
		Wholesale and Retail
Miami	1993	Wholesale
Colombia	1994	Divested in May 2004

As of November 30, 2004, the Company sold its products to approximately 100 wholesale customers, including subagents, in the Latin American Region. The ten largest customers accounted for approximately 22% of the Company’s consolidated revenues in fiscal 2004. The Company offers a broad product mix in the Latin American Region compatible with digital systems and anticipates that its product offerings will continue to expand in the countries in which the Company continues to operate with the evolution of new technologies as such products become commercially viable.

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions.

The Company markets its products through trade shows, trade magazines, direct sales and advertising. The Company uses direct mailings and newspapers to promote its retail operations. To penetrate local markets, the Company has made use of subagent relationships in certain countries.

Industry Relationships

The Company has established strong relationships with leading wireless equipment manufacturers and wireless service carriers. Although the Company purchased its products from more than 20 suppliers in fiscal 2004, 74% of the Company’s purchases were from Motorola (31%), Nokia (29%) and Kyocera (14%). Nokia was the Company’s primary supplier in 2004 in the Asia-Pacific Region. The percentage of Nokia products is expected to significantly decrease in 2005 as a result of the Company’s decision to exit the Asia-Pacific Region. Kyocera primarily supplied CDMA product for the Latin American Region in 2004. The Company’s primary Latin American customers are now using GSM products or are converting to GSM products. Accordingly, purchases from Kyocera are expected to decline in 2005.

The Company has distribution agreements with many of its suppliers, including Motorola, Nokia, Kyocera and Samsung, or their foreign affiliates, that specify territories, pricing and payment terms. These contracts typically provide the Company with “price protection,” or the right to receive the benefit of price decreases on products currently in the Company’s inventory if such products were purchased by the Company within a specified period of time prior to the effective date of the price decrease.

The Company’s agreements with its suppliers generally have one-year terms with automatic renewals of successive one-year terms unless notice of non-renewal is given. Other agreements, such as Kyocera and Nokia, expire at various times and must be extended in writing by the parties. The majority of these supplier agreements can be terminated without cause by the terminating party giving notice within periods ranging from 30 to 60 days prior to such termination. The agreement with Kyocera, however, may be terminated only for cause. Most of the agreements with suppliers are non-exclusive.

The Company is required, pursuant to certain supplier agreements, to submit forecasts on either a monthly or a three-month rolling basis. Such estimates are on a best efforts basis. Some suppliers base pricing on volume commitments achieved by the Company.

Although the Company does not have agreements with the majority of its customers, where agreements exist, they generally have terms ranging from one to two years, and can be extended for successive one year terms thereafter. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 60 to 90 days prior to such termination. While the Company believes its customer relations are good, there can be no assurance that the Company will retain its current customer base.

Due to the delays in filing the Form 10-K for 2004 and the operating results, the Company has experienced some tightening of credit with its vendors, including its primary supplier Motorola, in the North America and Latin America Regions during 2005. The Company has been able to utilize credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs. The Company is generally able to factor its receivables from the major carriers in the Latin America Region. The recent tightening of the credit lines has not materially adversely affected the Company’s operations in the North America and Latin America Regions, but the Company believes the tightening of credit has restricted growth in these regions. The Company currently has more orders than capacity under the credit lines in the North American Region. The Company’s business depends upon several factors, one of which is its relationship with Motorola, the Company’s largest supplier in 2004, and historically one of the largest manufacturers of wireless products in the world. Despite the tightening of credit the Company believes that its relationship with Motorola and its other suppliers should enable it to continue to offer a wide variety of wireless communications products in all markets in which it operates.

The loss of Motorola or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from its vendors or further tightening of credit terms by its vendors could have a material adverse impact on the Company. The Company is dependent on maintaining open vendor credit lines on reasonable terms. With the exit from the Asia-Pacific Region, the Motorola credit lines become even more important. Interruption of these lines could have a material adverse impact, and could well determine whether or not the Company can continue as a going concern. No assurance can be given that product shortages, product surpluses or further tightening of credit terms will not occur in the future.

Asset Management

The Company continues to invest in and focus on technology to improve financial and information systems. The Company expanded and extended its technology tools and infrastructure during 2004 in the following areas: (i) significant investment and proprietary development in the Omnigistics® complex reverse logistics program; (ii) building Internet-based infrastructure in the PRC connecting multiple level distribution operations under which purchase orders, sales, and inventory monitoring activities are all incorporated into one system, CellNet™, (iii) investment in Enterprise Application Integration (EAI) platform technologies to increase integration of XML electronic order interconnection; (iv) continued development of customer web-based portals to enhance the customer experience and improve business intelligence collection and analysis; and (v) implementation of secondary data center facilities and continued development of redundant data processing capabilities to improve business continuity/disaster recovery response. One result of the Company’s technology investment is that e-commerce tools process over 85% of all U.S. orders and virtually all orders in the PRC. The Company believes these initiatives will continue to position the Company to take advantage of the market trends with Internet-based commerce and further provide opportunities to integrate its systems with those of its customers.

The Company’s suppliers ship directly to the Company’s warehouse or distribution facilities, or drop ship directly to the Company’s customers. Inventory purchases are based on quality, price, service, market demand, product availability and brand recognition. Some of the Company’s major vendors provide favorable purchasing terms to the Company, including price protection credits, stock balancing, increased product availability and cooperative advertising and marketing allowances.

Inventory control is important to the Company’s ability to maintain its margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The Company uses its integrated management information technology systems, specifically its inventory management, electronic purchase order and sales modules (consisting of its OrderStar® and CellStar netXtreme® systems) in the Company’s North American and Miami operations to help manage inventory and sales margins.

Accounts receivable management is important to the Company’s ability to control its bad debt expense and working capital. The Company uses credit management tools, which include credit scoring services in the Company’s North American and Miami operations, to manage its accounts receivable exposure.

The Company has certain customer accounts that follow a consignment model. Under this model, the customer owns the inventory, and the Company provides fulfillment services for those products. Fulfillment services include any combination of kitting, programming, inventory management and packaging of handsets, wireless accessories and other items, as well as the distribution of such products. Consignment offers certain advantages, including lower working capital requirements, reduced accounts receivable exposure and reduced exposure to inventory obsolescence. Although overall revenues may be lowered as a result of operating on a consignment model, the Company believes that net income is not significantly impacted as fulfillment fees are being generated.

Under the terms of the Company’s agreements with its consignment customers, title to the products remains with the customer. The Company bears all risk of casualty loss with respect to consignment products while such products remain in the Company’s care, custody and control. These agreements generally have terms from one to three years, and may be extended for successive one year terms thereafter. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 60 to 180 days prior to such termination. In some agreements, the Company’s customers provide product forecasts on a rolling three month basis; however, those forecasts are on a best efforts basis. In some cases, the Company may charge the customer a storage fee for products held by the Company for an excessive period of time, generally 90 days or more.

The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. The Company’s success depends in large part upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over the Company’s inventories or that render the products sold by the Company obsolete or less marketable. The Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels. The Company attempts to limit these risks by managing inventory turns and by entering into arrangements with its vendors, including price protection credits and return privileges for slow-moving products. The Company’s significant inventory investment in its international operations exposes it to certain political and economic risks. See “Business—Cautionary Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations.” Typically, the Company ships its products within one business day of receipt of customer orders and, therefore, backlog is not considered relevant to the Company’s business.

Significant Trademarks

The Company markets certain products under the trade name “CellStar.” The Company has registered the trade name “CellStar” on the Principal Register of the United States Patent and Trademark Office and has registered or applied for registration of its trade name in certain foreign jurisdictions. The Company has also filed for registrations of its other trade names in the United States and other jurisdictions in which it does business.

Competition

The Company operates in a highly competitive environment and believes that such competition will intensify in the future. The Company competes primarily on the basis of inventory availability and selection, delivery time, service and price. Many of the Company’s competitors are larger and have greater capital and management resources than the Company. Increasingly, as manufacturers move to a direct-to-retail model, the Company must adapt its traditional distribution role to remain competitive. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. The Company’s ability to remain competitive will therefore depend upon its ability to anticipate and adapt its business to such technological changes. There can be no assurance that the Company will be successful in anticipating and adapting to such technological changes.

In the current U.S. wireless communications products market, the Company’s primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. and Brightstar Corporation. The Company also competes with logistics companies that provide similar distribution and inventory management services. In Latin America, the Company competes with other value-added distribution services providers such as Brightstar Corporation. Competitors of the Company in the Asia-Pacific and Latin American Regions also include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. The Company is also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, the Company competes for activation fees and residual fees with agents and subagents for wireless carriers.

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

Employees

At November 30, 2004, the Company had approximately 1,100 employees worldwide of which 285 were in the Asia-Pacific Region. In Mexico and Chile, certain of the Company’s employees are subject to labor agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth the names, ages, and titles of executive officers of the Company as of November 30, 2004:

Terry S. Parker	59	Executive Chairman (employment terminated effective July 14, 2005)

Robert A. Kaiser	51	President, Chief Executive Officer and Chief Operating Officer

A.S. Horng	47	Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited (resigned effective September 2, 2005, in connection with the CellStar Asia Sale)

Lawrence King	37	President and Chief Operating Officer of the Asia-Pacific Region, General Manager of CellStar (Asia) Corporation Limited (employment terminated effective July 21, 2005)

Elaine Flud Rodriguez	48	Senior Vice President, General Counsel and Secretary

Raymond L. Durham	42	Senior Vice President, Chief Financial Officer and Treasurer

Juan Martinez Jr.	37	Vice President and Corporate Controller

Terry S. Parker served as Executive Chairman of the Company from May 2004 to April 2005. Mr. Parker resigned from the Board of Directors and from his position as Executive Chairman effective April 30, 2005. Mr. Parker served as Chairman of the Board of Directors of CellStar International Corporation/Asia, a Delaware subsidiary that serves as the U.S. holding company for the Asia-Pacific Operations, from April 2005 to July 2005. Effective July 14, 2005, the Company terminated the employment of Mr. Parker. Previously, he served as

Chief Executive Officer of the Company from July 2001 to April 2004, as a director of the Company since March 1995 and as President and Chief Operating Officer of the Company from March 1995 through July 1996. Mr. Parker served as Senior Vice President of GTE Corporation and President of GTE’s Personal Communications Services, GTE’s wireless division, from October 1993 until he joined the Company. From 1991 to 1993, Mr. Parker served as President of GTE Telecommunications Products and Services. Before 1991, Mr. Parker served as President of GTE Mobile Communications.

Robert A. Kaiser was named Chairman of the Board in May 2005. He has served as Chief Executive Officer since May 2004. He also serves as Chief Operating Officer, an office he has held since October 2003. Mr. Kaiser was promoted to such position from his former title of Senior Vice President, Chief Financial Officer and Treasurer, which he held since joining the Company in December 2001. Prior to joining CellStar, Mr. Kaiser served as President and Chief Executive Officer of MobileStar Network Corporation, a provider of broadband wireless Internet access, from May 2001 to December 2001. Prior to joining MobileStar, Mr. Kaiser served as Chief Executive Officer of WorldCom Broadband Solutions Group from August 2000 to May 2001. Mr. Kaiser served as Chief Executive Officer and Chief Financial Officer of SkyTel from January 2000 to August 2000 and as Chief Financial Officer from August 1996 to December 1999. Mr. Kaiser served as Chief Financial Officer of Southwestern Bell’s Mobile Systems from March 1987 to August 1996. Mr. Kaiser serves as an officer of the Company’s U.S. operating subsidiary pursuant to his employment agreement.

A.S. Horng served as Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited since January 1998, as Chief Executive Officer of CellStar (Asia) Corporation Limited since April 1997 and served as General Manager from 1993 to 2003. In connection with the CellStar Asia Sale, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International, and agreed to terminate his employment agreement with CellStar Asia effective as of the close of the CellStar Asia Sale. From April 1997 until January 1998, Mr. Horng served as Vice Chairman of CellStar (Asia) Corporation Limited, and from April 1997 until October 1997, Mr. Horng served as President of CellStar (Asia) Corporation Limited. From 1991 to 1993, Mr. Horng was President of C-Mart USA Corporation, a distributor and manufacturer of aftermarket wireless phone accessory products. Mr. Horng served the Company pursuant to his employment agreement.

Lawrence King served as General Manager of CellStar (Asia), Corporation Limited from 2003 and President and Chief Operating Officer of the Asia-Pacific Region from April 2000 until July 21, 2005, when the Company terminated Mr. King’s employment. From February 1998 to April 2000, Mr. King served as Vice President of Operations for CellStar (Asia) Corporation Limited. Mr. King joined the Company in 1994. Prior to joining the Company, Mr. King was the General Manager and co-founder of GloMax Inc.

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

Raymond L. Durham has served as Senior Vice President, Chief Financial Officer and Treasurer since May 2004. Previously, he served as Vice President and Corporate Controller since February 2001, Corporate Controller from November 1999 until January 2001, and acting Corporate Controller from July 1999 until November 1999. From March 1997 until July 1999, Mr. Durham served as Director of Audit Services for the Company. Prior to joining the Company, he was with KPMG LLP, an international independent accounting firm, from 1986 until 1997 where he held several positions including Audit Senior Manager from 1990 until 1997. Mr. Durham is a certified public accountant. Mr. Durham and the Company’s U.S. operating subsidiary entered into a change of control agreement effective March 30, 2005.

Juan Martinez Jr. has served as Vice President and Corporate Controller since June 2004. Prior to that, Mr. Martinez served as Director of Corporate Accounting from October 2002 to May 2004, and as General Accounting Manager from January 1999, when he joined the Company, to September 2002. From 1991 to 1998, Mr. Martinez was with Trinity Industries Inc., a manufacturing company where he held several positions including Financial Reporting Manager. Mr. Martinez and the Company’s U.S. operating subsidiary, entered into a change of control agreement effective March 30, 2005.

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

Item 2. Properties

The Company’s corporate headquarters are located at 1730 Briercroft Court in Carrollton, Texas. This facility is owned by the Company. In the third quarter of 2003, the Company sold its principal North American Region distribution facility located at 1728 Briercroft Court in Carrollton, Texas. The Company continued to operate in that facility on a lease basis until May of 2004, when it moved to a leased distribution facility in Coppell, Texas. The move accomplished the Company’s goal of consolidating its distribution operations conducted at two separate facilities in Carrollton into one distribution facility.

As of November 30, 2004, the Company had a total of 18 operating facilities in the Asia-Pacific Region, 17 of which were leased; and a total of 39 operating facilities in the Latin American Region (including kiosks), all but two of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

The Company believes that suitable additional space will be available, if necessary, to accommodate any future expansion of its operations.

Item 3. Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleged breach of fiduciary duty and corporate waste in connection with the Company’s proposed CellStar Asia Transaction. The Everson Suit sought injunctive and other equitable relief, recissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company announced on September 20, 2004, that it would not proceed with the CellStar Asia Transaction at issue in the Everson Suit due to changes in the PRC’s economic environment and handset industry. On May 25, 2005, the Court entered a final order and judgment dismissing the Everson Suit without prejudice as moot and awarding plaintiff’s attorneys’ fees and expenses in the amount of $250,000 plus post-judgment interest.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2003 Annual Meeting of Stockholders (the “Annual Meeting”) on November 5, 2004. At the Annual Meeting, the Company’s stockholders elected Terry S. Parker and John T. Kamm as Class III directors, to serve until the Annual Meeting of Stockholders to be held in 2007, until their resignation, or until their successors are elected and qualified. A total of 14,829,114 shares of Common Stock were represented in person or by proxy at the Annual Meeting. With regard to the election of Terry S. Parker as a Class III director, 12,057,745 votes were cast for his election and 2,771,369 votes were withheld from voting for his election. With regard to the election of John T. Kamm as a Class III director, 12,162,783 votes were cast for his election and 2,666,331 votes were withheld from voting for his election. Broker non-votes, which apply to certain types of “non-routine” proposals, occur when brokers do not have the discretionary authority to vote their client’s shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients. There were no broker non-votes with respect to the proposal to elect Mr. Parker and Mr. Kamm to the Board.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Due to the Company’s inability to timely file its Form 10-K for fiscal 2004 and Form 10-Q for the first quarter of 2005, the Company’s common stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005.

The Company’s common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets® under the symbol “CLST.” The following table sets forth, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by Nasdaq during 2004 and 2003.

	High	Low
Fiscal Year ended November 30, 2004
Quarter Ended:
February 29, 2004	$14.75	11.41
May 31, 2004	12.69	5.64
August 31, 2004	7.37	4.80
November 30, 2004	5.72	3.05
Fiscal Year ended November 30, 2003
Quarter Ended:
February 28, 2003	$6.10	4.31
May 31, 2003	7.61	4.84
August 31, 2003	5.85	3.93
November 30, 2003	14.15	6.02

As of August 26, 2005, there were 250 stockholders of record, although the Company believes that the number of beneficial owners is significantly greater because a large number of shares are held of record by CEDE & Co.

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

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of November 30, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)		Weighted Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,626,354	(2)	$20.75	872,250	(3)
Equity compensation plans not approved by security holders	160,000	(4)(5)	$5.44	—

Total	1,786,354			872,250

(1)	The Company does not have outstanding any warrants or rights to purchase Common Stock, with the exception of rights outstanding pursuant to its amended and restated stockholder rights plan, which rights are offered to all stockholders on a pro rata basis.

(2)	Consists of options to purchase 127,750 shares of Common Stock issued pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), options to purchase 1,491,104 shares of Common Stock issued pursuant to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, which terminated on December 3, 2003, and options to purchase 7,500 shares of Common Stock issued pursuant to the 1994 Amended and Restated Director Nonqualified Stock Option Plan, which terminated on March 3, 2004.

(3)	Consists of options to purchase 872,250 shares of Common Stock which may be issued pursuant to the 2003 Plan.

(4)	On July 5, 2001, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $10.25 per share, adjusted to reflect the one-for-five reverse stock split effective February 22, 2002, to Terry S. Parker. 25% of these options vested immediately upon grant, and the remainder vested in 25% increments thereafter beginning on the first anniversary of the grant date. All of Mr. Parker’s options were cancelled effective August 13, 2005, in connection with his termination.

(5)	On September 10, 2002, the Company granted options to purchase 110,000 shares of Common Stock at an exercise price of $3.25 per share to A.S. Horng. The options vest in 25% increments beginning on the first anniversary of the grant date, provided, however, that none of the shares become exercisable until the plan is approved by stockholders. Mr. Horng agreed to terminated his employment agreement on September 2, 2005 in connection with the CellStar Asia Sale. The options will terminate 30 days after the termination date.

Item 6. Selected Consolidated Financial Data

The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2004, were derived from the Company’s audited financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and notes thereto, included in Part IV of this Form 10-K.

	(In thousands, except per share data and operating data) Year Ended November 30,
	2004(3)	2003(12)	2002(7)(12)	2001(12)	2000(12)
		(as restated)	(as restated)	(as restated)	(as restated)
Statements of Operations Data:
Revenues	$1,272,023	1,647,839	1,922,422	2,214,264	2,279,389
Cost of sales	1,265,427	1,590,635	1,802,599	2,099,486	2,183,843

Gross profit	6,596	57,204	119,823	114,778	95,546
Operating expenses:
Selling, general and administrative expenses	90,324	88,829	107,155	108,198	164,643
Impairment of assets(4)(7)(10)	3,098	3,966	3,655	—	12,339
Severance and exit charges(7)	—	(710)	2,566	—	—
Separation agreement(9)	—	—	—	5,680	—
Restructuring charge (credit)	—	—	—	750	(157)

Operating income (loss):	(86,826)	(34,881)	6,447	150	(81,279)

Other income (expense):
Interest expense	(6,503)	(5,553)	(7,560)	(15,395)	(19,104)
Loss on divestiture of Colombia operations	(120)	—	—	—	—
Gain (loss) on sale of assets	—	(144)	—	933	6,200
Impairment of investment	—	(85)	(125)	(2,215)	—
Gain (loss) on early extinguishment of debt	—	—	17,208	(979)	—
Equity in income (loss) of affiliated companies, net	—	—	—	(858)	(1,805)
Other, net	583	1,428	784	5,711	2,458

Total other income (expense)	(6,040)	(4,354)	10,307	(12,803)	(12,251)

Income (loss) from continuing operations before income taxes	(92,866)	(39,235)	16,754	(12,653)	(93,530)
Provision (benefit) for income taxes(8)	21,111	(14,507)	46,653	(1,400)	(23,750)

Loss from continuing operations	(113,977)	(24,728)	(29,899)	(11,253)	(69,780)
Discontinued operations(5)(6)	(4,140)	2,987	1,934	3,351	3,740
Cumulative effect of a change in accounting principle, net of tax(11)	—	(17,153)	—	—	—

Net loss	$(118,117)	(38,894)	(27,965)	(7,902)	(66,040)

Net loss per share:
Basic and Diluted :
Loss from continuing operations	$(5.60)	(1.22)	(2.44)	(0.94)	(5.80)
Discontinued operations	(0.20)	0.15	0.16	0.28	0.31
Cumulative effect of a change in accounting principle, net of tax	—	(0.84)	—	—	—

Net loss per share	$(5.80)	(1.91)	(2.28)	(0.66)	(5.49)

Weighted average number of shares:(1)(2)
Basic and Diluted	20,363	20,354	12,268	12,028	12,026
Operating Data:
International revenues, including export sales, as a percentage of revenue	65.5%	67.9%	71.0%	73.9%	78.1%

	(In thousands, except per share data and operating data) Year Ended November 30,
	2004	2003(12)	2002(12)	2001(12)	2000(12)
		(as restated)	(as restated)	(as restated)	(as restated)
Balance Sheet Data:
Working capital	$8,798	122,294	132,280	105,359	261,299
Total assets	353,236	510,726	503,071	634,537	855,743
Notes payable and current portion of long-term debt	92,928	107,797	53,347	202,644	127,128
5% Convertible subordinated notes	—	—	—	—	150,000
12% Senior subordinated notes	12,374	12,374	12,374	—	—
Stockholders’ equity	33,873	147,773	184,757	172,677	182,502

(1)	Common stock amounts have been retroactively adjusted to give effect to the one-for-five reverse stock split effective February 22, 2002.

(2)	On February 20, 2002, the Company issued, in an exchange offer, $39.1 million in 5% senior subordinated convertible notes which were converted into 7.8 million shares of common stock in November 2002.

(3)	The Company incurred an operating loss of $76.8 million in the Asia-Pacific Region in 2004 including an impairment charge of $3.1 million. In 2005, the Company decided to exit the Asia-Pacific Region.

(4)	On May 26, 2004, the Company completed the divestiture of its Colombia operations. In conjunction with the anticipated transaction, the Company recorded an asset impairment charge of $4.0 million in 2003.

(5)	On November 12, 2004, the Company completed the divestiture of its Singapore operations to a local group that included the former general manager of the operations. In conjunction with the divestiture of its operations in Singapore, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Singapore operations.

(6)	In 2003, the Company sold its Netherlands operations and recorded an impairment charge of $0.8 million. Also in 2003, the Company sold its Sweden operations and recorded a pre-tax gain of $0.8 million. As a result of the sale of the Sweden operations, the Company reduced its accrual for the taxes on the undistributed earnings from these operations by $2.0 million. In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

(7)	In 2002, the Company recorded a net charge of $6.7 million related to the exit from the U.K., Peru and Argentina. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations—Repositioning of Operations.”

(8)	In 2002, the Company recorded tax expense of $39.3 million related to undistributed earnings in its non-U.S. subsidiaries which were previously considered permanently reinvested.

(9)	In 2001, the Company recorded an expense of $5.7 million related to a separation agreement with former Chairman and Chief Executive Officer, Alan H. Goldfield.

(10)	In 2000, the Company recorded a $12.3 million charge for impairment of assets primarily related to its operations in Venezuela and Peru.

(11)	Effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002, and recorded a charge of $17.2 million related to the adoption of this statement.

(12)	The Company has restated its prior periods’ financial statements for certain issues related to accounts receivable and revenues in the Asia-Pacific Region. (See Note (2) of the accompanying Notes to Consolidated Financial Statements contained in this Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

Overview (as restated)

CellStar is a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions and until September     , 2005, the Asia-Pacific Region. The Company provides comprehensive logistics solutions and facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. The Company also provides activation services in some of its markets that generate new subscribers for wireless carriers. The Company derives substantially all revenues from net product sales, which includes sales of handsets and other wireless communications products. The Company also derives revenues from value-added services, including activations, residual income, and prepaid wireless services, none of which accounted for 10% of consolidated revenues. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid by a wireless carrier to the Company when a customer initially subscribes for the carrier’s wireless service through the Company. Residual income includes payments received from carriers based on the wireless handset usage by a customer activated by the Company.

The Company had a net operating loss of $86.8 million for the year ended November 30, 2004, primarily due to an operating loss of $76.8 million in the Asia-Pacific Region. Historically, the Asia-Pacific Region had been very profitable and contributed significantly to the Company’s consolidated results. In prior years, the region represented approximately 50% of the Company’s total revenues and approximately 90% of the revenues in the Asia-Pacific Region have been generated by the operations in the PRC. The Asia-Pacific Region was the Company’s largest source of operating income from 1996 – 2000 and in 2002. In 2004, the Asia-Pacific Region represented approximately 35% of the Company’s total revenues, or $450.5 million, and reported an operating loss of $76.8 million. Operating income (loss) for the region was $3.4 million, $20.2 million, $31.7 million, and ($25.5) million for the years 2000 through 2003, respectively. The operating loss in 2004 was a result of changes in the market conditions in the PRC including an oversupply of products and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, deteriorating relationships with the Small Bees, and increased bad debt expense. Company management has determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have to invest significant amounts of capital, access to which it does not currently have. In addition, the Company would have to reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also believes the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations will be cost-prohibitive given the low margins, the distance, language and cultural differences, and the low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China. Accordingly, the Company has decided to exit the Asia-Pacific Region, and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005 Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. On August 25, 2005, the Company entered into an agreement to sell its operations in Taiwan to Mrs. L.C. Lin, a Taiwanese individual and former employee of the Taiwan operations, for nominal consideration. The sale is expected to close in September 2005.

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company has restated its previously reported financial results for the fiscal years 2000 to 2003 and for the quarters ended February 29, May 31, and August 31, 2004. (See “Item 1. Business—Asia-Pacific—Accounts Receivable and Revenue Issues”). All discussion in this Form 10-K refers to the restated amounts unless otherwise noted.

The Company’s revenues for the year ended November 30, 2004, were $1,272.0 million, a decrease of $375.8 million, compared to $1,647.8 million in 2003, primarily due to a decline in the Asia-Pacific Region of $301.4 million. The remaining decrease in revenues is attributable to a decrease in revenues in the North American Region of $89.8 million. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 2% of the Company’s consolidated revenues for fiscal 2004 and approximately 7% in 2003.

Gross profit decreased from $57.2 million (3.5% of revenues) in 2003 to $6.6 million (0.5% of revenues) in 2004, resulting primarily from lower margins in the Asia Pacific Region. Selling, general and administrative expenses increased $1.5 million from $88.8 (5.4% of revenues) in 2003 to $90.3 million (7.1% of revenues) in 2004, primarily due to an increase in bad debt expense from $3.7 million in 2003 to $10.3 million in 2004 partially offset by a decrease in payroll and benefits. The changes in the handset industry in the PRC have also impacted the Company’s customers’ financial condition. As a result, along with the deteriorating relationships with the Small Bees, in 2004, the Company recorded $10.2 million in bad debt expense in the Company’s operations in the PRC. The Company had a loss from continuing operations of $114.0 million, or $5.60 per diluted share, in 2004, compared to a loss of $24.7 million, or $1.22 per diluted share, in 2003.

The loss from discontinued operations was $4.1 million, or $0.20 per diluted share, in 2004, compared to income of $3.0 million, or $0.15 per diluted share, in 2003. On November 12, 2004, the Company completed its divestiture of its Singapore operations to a group that included local management. In 2003, the Company divested its Netherlands and Sweden operations.

The Company reported a net loss for fiscal 2004 of $118.1 million, or $5.80 per diluted share, compared to a net loss $38.9 million, or $1.91 per diluted share, in 2003.

In June 2005, the Company announced it had retained the services of Raymond James & Associates, Inc. to act as its investment banking advisor to assist the Company with the evaluation of its financial and strategic alternatives.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the captions “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

	2004	2003	2002
		(as restated)	(as restated)
Revenues	100.0%	100.0	100.0
Cost of sales	99.5	96.5	93.8

Gross profit	0.5	3.5	6.2
Selling, general and administrative expenses	7.1	5.4	5.6
Impairment of assets	0.2	0.2	0.2
Severance and exit charges	—	—	0.1

Operating income (loss)	(6.8)	(2.1)	0.3

Other income (expense):
Interest expense	(0.5)	(0.4)	(0.4)
Gain on early extinguishment of debt	—	—	0.9
Other, net	—	0.1	—

Total other income (expense)	(0.5)	(0.3)	0.5

Income (loss) from continuing operations before income taxes	(7.3)	(2.4)	0.8
Provision (benefit) for income taxes	1.7	(0.9)	2.4

Loss from continuing operations	(9.0)	(1.5)	(1.6)
Discontinued operations	(0.3)	0.2	0.1

Loss before cumulative effect of a change in accounting principle, net of tax	(9.3)	(1.3)	(1.5)
Cumulative effect of a change in accounting principle, net of tax	—	(1.1)	—

Net loss	(9.3)%	(2.4)	(1.5)

The amount of revenues and the approximate percentages of revenues attributable to the Company’s operations by region for the past three fiscal years are shown below:

	2004		2003		2002
			(as restated)		(as restated)
Asia-Pacific	$450,542	35%	$751,957	46%	$975,150	51%
North America	439,407	35%	529,204	32%	558,173	29%
Latin America	382,074	30%	366,678	22%	341,632	18%
Europe	—	—	—	—	47,467	2%

Total	$1,272,023	100%	$1,647,839	100%	$1,922,422	100%

Revenues from the Company’s Miami operations have been classified as Latin American Region revenues as these revenues are primarily exports to Latin American countries, either by the Company or by exporter customers.

Fiscal 2004 Compared to Fiscal 2003 (as restated)

Revenues. The Company’s revenues decreased $375.8 million, or 22.8%, from $1,647.8 million in 2003 to $1,272.0 million in 2004. The Company handled 12.5 million handsets (3.2 million consigned) for the year ended November 30, 2004, compared to 14.1 million handsets (3.7 million consigned) for the same period of 2003. The average selling price of handsets for the year ended November 30, 2004, was $131 compared to $147 in 2003.

The Company’s operations in the Asia-Pacific Region provided $450.5 million of revenues in 2004 compared to $752.0 million in 2003. Revenues in the PRC were $432.8 million in 2004, a decrease of $248.6 million, or 36.5%, from $681.4 million in 2003. The changing wireless handset market, combined with the impact of the Asia-Pacific management team focusing their attention on the IPO in the first half of 2004, ultimately resulted in a dramatic downturn in the Company’s business. The manufacturers’ price reductions, particularly in the first half of 2004, put tremendous pressure on the gross margins of the Company and the Small Bees. In prior years, the Company was able to seek price protection or other forms of compensation from its suppliers that generally allowed the Company to make a sufficient margin. The Small Bees would then similarly seek some form of compensation from the Company. While the Company had no legal obligation to provide compensation to the Small Bees, frequently the Company would grant some form of compensation, usually in the form of discounts on future purchases. The oversupply of product and the downward trend in prices in 2004 increased the amount of claims received by the Company from the Small Bees. Because the Company was not making sufficient margin and the manufacturers could not or would not provide assistance in many cases, the Company could not compensate all of the requests for credits from the Small Bees leading to a deterioration in the business relationships.

In prior years the PRC operations were frequently able to obtain exclusivity on certain models, which allowed the Company to maintain the margins on the product further into the product life cycle. The PRC operations were not as successful as in prior years in obtaining the desired product or exclusivity from its primary suppliers. As a result, the Company was not able to fully meet the product needs of the Small Bees and to maintain margins. To broaden its product offerings, the Company purchased product from non-traditional suppliers. While the Company initially had some success with some of these products, it incurred losses on many of these products due to low market acceptance and quality problems as many of these products were ultimately returned to the Company. As the Company increasingly became unable to obtain highly desirable product, the Small Bees had to seek other vendors to supply their product needs. The Small Bees were also still seeking compensation from the Company for their losses through their requests for credits. The Small Bees began to delay payments, or not make payments, to the PRC operations on their accounts receivable. The Company believes that the slow-down in payments allowed the Small Bees to utilize the capital to purchase products from other sources and to increase their leverage in getting rebates from the Company on their prior purchases. This led to increased working capital shortages which further inhibited the PRC operations’ ability to obtain product and further reduced the Small Bees’ incentive to pay the PRC operations.

Additionally, during the first quarter of 2004, there were efforts by PRC management to aggressively promote sales in the PRC to promote the IPO. During the 2004 IPO period, the PRC operations may have sold products to the Small Bees at prices that were higher than market prices and deferred rebates to inflate revenues. Prior practice had been to price products at the then-prevailing market prices. The Small Bees made numerous claims for rebates, and the deferral and/or denial of rebates further contributed to the deterioration of the relationships with the Small Bees. As a result, revenues for the PRC declined each quarter during 2004.

Revenues from the Company’s operations in Hong Kong decreased from $25.8 million in 2003 to $9.9 million in 2004. The Hong Kong market has a penetration rate in excess of 90%. The Company’s revenues from Taiwan, which is also highly penetrated, were $15.0 million in 2003 compared to $5.3 million in 2004. In 2005, the Company decided to exit its PRC, Hong Kong and Taiwan operations.

Revenues for the Company’s operations in The Philippines were $2.5 million and $29.4 million for 2004 and 2003, respectively. Due to the declining market conditions in The Philippines, the Company assessed these operations in view of its overall long-term strategy and decided to exit this market. At November 30, 2004, the Company was in the final stages of closing The Philippines operations.

North American Region revenues were $439.4 million in 2004, a decrease of $89.8 million or 17.0%, compared to $529.2 million in 2003. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired level of profitability. Revenues from Cricket and its indirect sales channel represented approximately 2% of the Company’s consolidated revenues for fiscal 2004 and approximately 7% in 2003. Revenues were also negatively impacted by the lack of product availability from some of the Company’s major suppliers during the latter part of the second quarter of 2004. The suppliers cited a shortage of CDMA chipsets as the primary reason for the handset shortages.

The Company’s operations in the Latin American Region provided $382.1 million of revenues in 2004, compared to $366.7 million in 2003, a $15.4 million increase. Revenues in Mexico were $179.7 million in 2004 compared to $188.5 million in 2003. Revenues from the Company’s Mexico operations have been primarily generated from two carrier customers. In the second half of 2003, the Company significantly reduced its relationship with one of the carrier customers, resulting in a decrease in revenues of $23.9 million from 2003. These actions were part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. This decline was partially offset by a significant increase in revenues during the fourth quarter of 2004 with other carrier customers. Revenues from the Company’s Colombia operations decreased to $16.3 million in 2004 from $45.7 million in 2003. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $159.9 million in 2004 compared to $118.2 million a year ago primarily due to this shift, as well as sales to carriers in Ecuador and Venezuela through a U.S. distributor. Revenues to the major carrier customer in Colombia were $41.5 million in 2004 and $17.7 million in 2003. Revenues from the Company’s operations in Chile were $26.2 million in 2004 compared to $14.3 million in 2003. This increase was primarily due to spot sales of handsets in 2004.

Gross Profit. Gross profit decreased $50.6 million from $57.2 million in 2003 to $6.6 million in 2004. Gross profit as a percentage of revenues was 0.5% for the year ended November 30, 2004, compared to 3.5% for the same period of 2003. Gross profit as a percentage of revenues declined primarily due to losses in the Asia-Pacific Region. Gross profit in the Asia-Pacific Region as a percentage of revenues was (9.8%) in 2004 and (0.1%) in 2003. Gross profit also declined as a percentage of revenues in the North American Region from 7.7% in 2003 to 6.9% in 2004 primarily due to increased obsolescence expense. These declines were partially offset by higher margins in the Latin American Region, 5.2% in 2004 compared to 4.5% in 2003.

The negative margins in the Asia-Pacific Region in 2004 are primarily due to the changing market conditions and the relationships with the Small Bees. As discussed in Revenues, the oversupply of product and the manufacturer’s price reductions put pressure on the gross margins. Significant claims for compensation were received from the Small Bees. Because the Company has relatively few customers and the Small Bees were vital to the Company’s distribution network, there was tremendous pressure to maintain a good relationship with the Small Bees. While not all claims for compensation were granted, a significant amount of the claims from the Small Bees were approved by PRC management. The approval of these claims and the downward trend in prices resulted in negative margins. In addition, the Company recorded inventory obsolescence expense, in the PRC, of $17.2 million in 2004 and $17.3 million in 2003. The Company’s operations in the PRC began purchasing product from non-traditional suppliers. While initially the Company had some success with some of these products purchased from non-traditional sources, market acceptance and quality problems ultimately resulted in the Company incurring losses on these products. The inventory obsolescence expense in 2004 was primarily related to products manufactured by non-traditional suppliers such as DBTEL and CEC Telecom Co., Ltd. The negative gross profit as a percentage of revenues in 2003 is primarily due to inventory obsolescence expense of $11.9 million recorded in the fourth quarter of 2003 related to a slow moving NEC product. Initially, the Company realized significant gross profit on this product but market changes and quality issues later in the product life cycle resulted in the Company incurring losses. Also, gross margin was negatively impacted by $13.1 million for product shipped that will not be recognized as revenue until payment is received due to the indefinite nature of the credit terms. The cost of this product is included in cost of sales in 2003.

Gross profit in the North American Region is down from 2003 primarily as a result of the Company ceasing its business with Cricket and its indirect sales channel as well as an increase in inventory obsolescence expense, from $3.5 million in 2003 to $7.5 million in 2004 due to non-handset related products. The Company was not successful in its expansion into new products outside of its traditional handset business. The Company has hired an experienced new product manager to lead the new product effort in 2005.

The increase in gross margin in Latin America is primarily due to favorable foreign exchange rates in Mexico as well as a change in the operations model from high volume low margin products to a higher margin model.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million from $88.8 million in 2003 to $90.3 million in 2004. This increase was primarily due to an increase in bad debt expense. Bad debt expense increased from $3.7 million in 2003 to $10.3 million in 2004 primarily due to an increase in the Asia-Pacific Region. The changes in the handset industry in the PRC have impacted the Company’s customers’ financial condition. The deterioration in the relationships with the Small Bees also resulted in the unwillingness of the Small Bees to pay their liability to the Company. The Company believes that efforts to collect through traditional legal means will be difficult due to poor documentation, the high cost of legal action and the difficulty of enforcing judgments, if obtained, against small businesses such as the Small Bees. As a result, the Company recorded $10.2 million in bad debt expense in the Company’s operations in the PRC in 2004 compared to $0.2 million in 2003. The increase in bad debt expense was partially offset by a $4.0 million reduction in payroll and benefits, primarily in Latin America and the Corporate segment. In 2003, the Company replaced the general manager in its Mexico operations and embarked on an aggressive reorganization of these operations, cutting payroll costs of $1.4 million and repositioning the business to recapture market share. In the Corporate segment, pursuant to Robert Kaiser’s amended and restated employment agreement, effective as of May 1, 2004, Mr. Kaiser waived the Company’s obligation to pay him $0.5 million related to the timing of his promotion to President and Chief Operating Officer. The Company originally recorded this expense in the second quarter of 2003 in accordance with his then existing employment agreement, and accordingly reversed this liability in the second quarter of 2004 upon execution of the amended and restated employment agreement. The Company recorded charges of $4.0 million and $2.0 million in expense associated with the terminated IPO in 2003 and 2004, respectively, which included legal, accounting, tax, auditing, consulting and other related costs. Accounting and audit fees increased $2.2 million in 2004, primarily attributable to a $3.1 million expense related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses as a percentage of revenues were 7.1% and 5.4% for the years ended November 30, 2004 and 2003, respectively.

Impairment of Assets. In August 2005, the Company decided to exit its operations in Taiwan. As a result for the year ended November 30, 2004, the Company recorded an impairment charge of $1.8 million. The impairment charge included a credit of $0.1 million for accumulated foreign currency translation as a result of the pending liquidation of its investment, $1.6 million for property and equipment, and $0.3 million for other long-term assets to reduce the carrying value to the estimated net realizable value.

In the third quarter of 2004, the Company decided to exit its operations in The Philippines. These operations had not been profitable since the first quarter of 2002 and did not present significant growth opportunities for the

Company. As a result of this decision, the Company recorded a charge of $1.5 million, including impairment of assets of $1.3 million, for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.2 million, to reduce the carrying value of the net assets of The Philippines operations to the estimated net realizable value.

As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. The Company continued to monitor the situation and, in the fourth quarter of 2003, made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment. On May 26, 2004, the Company completed the divestiture of its Colombia operations and recorded an additional pretax loss of $0.1 million.

Impairment of Investment. The Company recorded a $0.1 million impairment charge in 2003 associated with its 3.5% investment in a Taiwan retailer.

Interest Expense. Interest expense in 2004 was $6.5 million compared to $5.6 million in the prior year, primarily due to higher borrowing levels at higher interest rates in 2004.

Loss on Divestiture of Colombia Operations. On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. The note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. The Company recorded a pretax loss of $0.1 million upon completing the divestiture and had previously recorded an asset impairment charge of $4.0 million in 2003.

Income Taxes. Income tax expense was $21.1 million in 2004 compared to a benefit of $14.5 million in 2003. The Company’s annual effective tax rates, excluding the effects of discontinued operations, were (23%) and 37% in 2004 and 2003, respectively. Although the Company had a loss before income taxes in 2004, increases in the valuation allowances attributable to the Company’s U.S., PRC, Hong Kong and Taiwan operations resulted in income tax expense. During 2003, tax benefits attributable to the divestiture of the Company’s Colombian operation were the primary cause of an effective tax rate in excess of the U.S. statutory tax rate.

Discontinued Operations. As discussed in Note 12 to the Consolidated Financial Statements, the Company sold its operations in Singapore in 2004 and its operations in Sweden and The Netherlands in 2003.

Fiscal 2003 (as restated) Compared to Fiscal 2002 (as restated)

Revenues. The Company’s revenues decreased $274.6 million, or 14.3%, from $1,922.4 million in 2002 to $1,647.8 million in 2003. The Company handled 14.1 million handsets (3.7 million consigned) for the year ended November 30, 2003, compared to 14.7 million (2.8 million consigned) in 2002. The average selling price of handsets for 2003 was $147 compared to $148 in 2002.

The Company’s operations in the Asia-Pacific Region contributed $752.0 million in 2003, a decrease of $223.2 million, compared to $975.2 million in 2002. Revenues in the PRC were $681.4 million in 2003, a decrease of $199.5 million, or 22.6%, from $880.9 million in 2002. The consumer markets in the PRC were severely affected by the spread of SARS during the second and the beginning of the third quarters of 2003. Consumer purchases of wireless handsets were impacted during this period as the effects of the SARS outbreak affected consumer behavior across the region. In addition, the Company’s operations in the PRC were affected by market competition between the Company’s suppliers and local manufacturers. The combination of these factors resulted in excess inventory throughout the wireless handset distribution channel. The Company’s revenues in the PRC have historically been from the sale of handsets supplied by Nokia and Motorola. From mid-2002 through 2003, Nokia and Motorola lost significant market share to local Chinese manufacturers, which impacted the Company’s revenues in 2003.

Revenues from the Company’s operations in Hong Kong decreased from $38.9 million in 2002 to $25.8 million in 2003. As the availability in the PRC of in-country manufactured product increased, sales to the Company’s Hong Kong-based customers that ship products to the remainder of the PRC decreased. Additionally, in the first quarter of 2002, the Company’s primary supplier in Hong Kong significantly reduced the supply of product available in Hong Kong to encourage the purchase in the PRC of the supplier’s in-country manufactured product. Revenues from Taiwan were $30.0 million in 2002 compared to $15.0 million in 2003, primarily due to spot sales in the fourth quarter of 2002, which did not occur on a continuous basis. Revenues in The Philippines increased from $25.1 million in 2002 to $29.4 million in 2003. On November 12, 2004, the Company completed the divestiture of its Singapore operations to a local group that included the former general manager of the operations. In conjunction with the divestiture of its operation in Singapore, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Singapore operations.

North American Region revenues were $529.2 million in 2003, a decrease of $29.0 million compared to $558.2 million in 2002. The decrease was primarily due to lower product sales and significant volume reductions in 2003 from Cricket, one of the region’s largest customers, which was converted in the fourth quarter of 2002 to a consignment model with fulfillment fees, offset by an increase in revenues from regional carrier customers.

In the fourth quarter of 2002, Cricket’s parent company announced that some of its lenders under its vendor credit facilities had ceased funding new loan requests and that it was seeking new sources of financing and a restructuring of its outstanding indebtedness. In October 2002, the Company entered into an agreement with Cricket to convert its current business relationship to a primarily consignment relationship. Revenues in 2003 decreased as the Company received fulfillment fees for the services provided pursuant to the agreement instead of product revenues. The fulfillment fees received in 2003 under the new agreement were less than gross profit realized on sales to Cricket in 2002. Revenues from Cricket and its indirect sales channel represented approximately 12% of the Company’s consolidated revenues for fiscal 2002 and approximately 7% in 2003.

The Company’s operations in the Latin American Region provided $366.7 million of revenues in 2003, compared to $341.6 million in 2002, a $25.1 million increase. Revenues in Mexico, the region’s largest revenue contributor, were $188.5 million in 2003 compared to $185.6 million in 2002. Revenues from the Company’s Mexico operations were primarily from two carrier customers. In 2003, the Company experienced an increase of $54.6 million with one of its carrier customers, while at the same time reducing its relationship with the other carrier customer, resulting in a decrease of $26.9 million in 2003. These actions were part of the Company’s ongoing evaluations of its customers and continued emphasis on its strategy of maintaining a desired level of profitability with each customer. Revenues from the Company’s Colombia operations decreased to $45.7 million in 2003 from $78.6 million in 2002 due to reduced business with its major carrier customer. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. Revenues from the Company’s Miami export operations were $118.2 million in 2003 compared to $55.2 million in 2002 primarily due to this shift as well as to increased business with customers in Central America and the Caribbean. Revenues from the Company’s operations in Chile were $14.3 million in 2003 compared to $5.7 million in 2002, primarily due to increased product sales to carriers. Combined revenues from the Company’s operations in Peru and Argentina, which were divested in the third quarter of 2002, were $16.5 million for the year ended November 30, 2002.

The Company’s European Region operations recorded revenues of $47.5 million in 2002, all from the Company’s U.K. operations, which were closed in the third quarter of 2002. In connection with the sale of its operations in The Netherlands and Sweden in 2003, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

Gross Profit. Gross profit decreased $62.6 million from $119.8 million in 2002 to $57.2 million in 2003 primarily due to the Asia-Pacific Region. Gross profit as a percentage of revenues was 3.5% for the year ended November 30, 2003, compared to 6.2% for the year ended November 30, 2002. Gross margin for the Asia-Pacific Region was (0.1%) in 2003 and 5.0% in 2002. Gross margin in the PRC in 2003 was negatively impacted by $13.1 million in cost of sales for products shipped for which revenue is not recognized until payment is received due to the indefinite nature of the credit terms. Gross margin in 2002 was positively impacted by $4.9 million in revenues for product that was shipped and the cost recognized in prior years. In 2002, the revenue related to these product shipments was recognized as payment was received. The lower gross profit as a percentage of revenues in Asia also resulted from lower margins due to competitive market conditions as a result of excess inventory in the distribution channels, a reduction in incentives from certain manufacturers, and a $17.3 million write-down for slow moving inventory in the PRC. The write-down includes $11.9 million in the fourth quarter of 2003 related to slow-moving NEC product. The Company initially realized significant gross profit on this product but market changes and quality issues later in the product life cycle resulted in the Company incurring losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $18.4 million from $107.2 million in 2002 million to $88.8 million in 2003. Selling, general and administrative expenses for the Company’s operations in the U.K., Peru and Argentina, which were exited or divested in the third quarter of 2002, were $6.9 million in 2002. The remaining decrease is primarily attributed to reductions in payroll and benefits, advertising and marketing and insurance premiums, offset by $4.0 million of expenses related to the IPO which was delayed due to SARS as well as an increase in accounting fees. Selling, general, and administrative expenses in 2002 included a $1.1 million charge associated with the closure of the Company’s operations in the U.K., Peru and Argentina, primarily bad debt expense related to receivables, the collectibility of which was negatively impacted by the Company’s decision to exit these operations. Fiscal year 2002 included $1.1 million in senior management transition costs. In the fourth quarter of 2002, the Company recorded a charge of $1.5 million related to the inability to recover value-added tax assets in Mexico. Selling, general and administrative expenses as a percentage of revenues were 5.4% for 2003 and 5.6% for 2002.

Impairment of Assets. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to sell a majority stake in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment. On May 26, 2004, the Company completed the divestiture of its Colombia operations and recorded an additional pretax loss of $0.1 million. In the second quarter of 2002, the Company decided that it would exit the U.K., Peru and Argentina and recorded an impairment charge of $3.7 million. The impairment charge included $2.2 million for accumulated foreign currency translation adjustments and $1.5 million for property and equipment.

Severance and Exit Charges. In the second quarter of 2002, the Company recorded $2.6 million in severance and exit charges related to the Company’s decision to exit the U.K., Peru and Argentina. Of the $2.6 million in severance and exit charges, $1.9 million was paid as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations and the remaining $0.7 million related to lease obligations associated with the U.K. operations. The lease was assigned to a third party and accordingly reversed in the third quarter of 2003.

In connection with the repositioning of its operations in 2002, the Company announced that Dale H. Allardyce would resign from the position of President and Chief Operating Officer and that Terry S. Parker, the Company’s Chief Executive Officer, would assume the duties of President and Chief Operating Officer. Included in the severance charge is $0.6 million related to Mr. Allardyce’s separation. The severance charge includes all of the employees (58) for the U.K. operations and certain employees (21) for Argentina. The remaining employees in Argentina and Peru were part of the divesture.

The severance and exit charges consist of the following (in thousands):

	2002	2003	Net Charge
Severance—80 employees	$1,626	—	1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	(710)	1,856

Impairment of Investment. The Company recorded a $0.1 million impairment charge in 2003 and 2002 to reduce the carrying value of its 3.5% investment in a Taiwan retailer.

Interest Expense. Interest expense decreased to $5.6 million in 2003 from $7.6 million in 2002. This decrease was primarily a result of the completion of the Company’s exchange offer on February 20, 2002.

Gain on Early Extinguishment of Debt. In 2002, the Company had a gain of $17.2 million primarily related to the Company’s exchange offer. (See Note 11 of Notes to Consolidated Financial Statements)

Loss on Sale of Asset. In 2003, the Company recorded a loss of $0.1 million associated with the sale of one of the Company’s facilities in Carrollton, Texas.

Income Taxes. Income tax expense decreased from an expense of $46.7 million in 2002 to a benefit of $14.5 million in 2003. The decrease in 2003 is primarily a result of a change in the Company’s historical accounting treatment for its undistributed earnings of its Asia-Pacific Region subsidiaries in 2002. Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to divesting its Asia-Pacific Region, the Company determined the earnings of the Asia-Pacific Region could no longer be considered permanently reinvested. Accordingly, in the quarter ended November 30, 2002, the Company accrued U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $39.3 million. No U.S. Federal income taxes on the undistributed earnings will be payable until such earnings are actually remitted back to the U.S.

As a result of the exchange offer, completed in February 2002, the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue code. The Company may have limitations beginning with the year ended November 30, 2002, on the utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Discontinued Operations. As discussed in Note (12) to the Consolidated Financial Statements, the Company sold its operations in Sweden and The Netherlands in 2003.

Cumulative Effect of a Change in Accounting Principle, Net of Tax. As of December 1, 2002, the Company adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of Statement No. 142, the Company stopped amortizing goodwill as of December 1, 2002, and performed an impairment test on its goodwill. As a result of the initial transitional impairment test, the Company recorded an impairment charge, net of tax of $3.8 million, of $17.2 million.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at November 30, 2004 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Notes payable
Revolving credit facility (variable interest, 5.50% at November 30, 2004)	$35,777	35,777	—	—	—
People’s Republic of China notes payable and credit facilities (3.40% to 5.04% at November 30, 2004)	55,444	55,444	—	—	—
Taiwan notes payable and credit facilities (3.36% to 5.00% at November 30, 2004)	1,707	1,707	—	—	—
12% Senior subordinated notes	12,374	—	12,374	—	—
Operating leases	8,637	3,079	4,189	1,369	—

Total contractual obligations	$113,939	96,007	16,563	1,369	—

During the year ended November 30, 2004, the Company’s operations have relied primarily on cash available at November 30, 2003, funds generated from each respective operation and borrowing under its credit facilities to fund working capital and capital expenditures.

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

In June 2005, the Company announced it had retained the services of Raymond James & Associates, Inc. to act as its investment banking advisor to assist the Company with the evaluation of its financial and strategic alternatives.

Due to the delayed filing of the Form 10-K and the consolidated operating loss in 2004, the Company has experienced tightening of credit with its vendors, including its primary supplier Motorola, in the North America and Latin America Regions during 2005. The Company has been able to utilize credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs. The Company is generally able to factor its receivables from the major carriers in the Latin

America Region. This tightening of credit has not materially adversely effected the Company’s operations in the North America and Latin America Regions, but has restricted growth. The Company will not be able to significantly grow the business in these regions without the availability of additional working capital or credit lines. The Company currently has more orders than capacity under the credit lines in the North American Region. The Company is dependent on maintaining open vendor credit lines on reasonable terms. With the exit from the Asia-Pacific Region, the Motorola credit lines become even more important. Interruption of these lines could have a material adverse impact, and could well determine whether or not the Company can continue as a going concern.

Cash, cash equivalents, and restricted cash at November 30, 2004, were $33.2 million, compared to $55.6 million at November 30, 2003. Restricted cash at November 30, 2004, was $5.0 million, compared to $16.2 million at November 30, 2003. The reduction in cash and restricted cash is largely in the PRC operations, as the Company has modified its financing arrangements such that restricted cash is no longer required as collateral for borrowings and cash on hand has been used to reduce accounts and notes payable and finance the losses incurred in the PRC.

Compared to November 30, 2003, accounts receivable decreased from $180.6 million to $134.3 million at November 30, 2004. Accounts receivable days sales outstanding for the quarter ended November 30, 2004, based on monthly accounts receivable balances, were 40.3, compared to 31.5, for the quarter ended November 30, 2003. Accounts receivable have decreased by $46.3 million in the PRC operations compared to November 30, 2003. However, the Latin American Region is increasing as a percentage of consolidated revenues. The Latin American Region generally has longer terms than the other regions. Inventories decreased to $134.3 million at November 30, 2004, from $157.8 million at November 30, 2003, primarily due to a decrease of $27.4 million in the PRC operations. Inventory turns for the quarter ended November 30, 2004, based on monthly inventory balances, were 7.9 turns, compared to 11.2 for the quarter ended November 30, 2003. The decrease in inventory turns was primarily due to Company’s Asia-Pacific Region. Accounts payable decreased to $178.1 million at November 30, 2004, compared to $186.5 million at November 30, 2003 primarily due to a decrease of $24.8 million in the U.S.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in November 2006. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of November 30, 2004, and decreases by $850,000 per year until September 2006 and remain at $425,000 thereafter. As of November 30, 2004, the Company had borrowed $35.8 million, at an interest rate of 5.50%, an increase of $16.5 million from $19.3 million at November 30, 2003. The increase in borrowings was a result of the Company reducing domestic trade payables in the second quarter of 2004 and maintaining payables at that level. Under the Facility, the Company had additional borrowing availability of $26.4 million at November 30, 2004. At August 26, 2005, the Company had borrowed $15.1 and had additional borrowing availability of $22.1. The interest rate was 7.00% on August 26, 2005.

From February 2004 to September 2005, the Company amended the Facility and obtained waivers that modified financial covenants increased borrowing availability under the Facility, extended the maturity date until

November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, and the Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Subordinated Notes. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to sell the Company’s Greater China Operations. The Company will utilize the proceeds to reduce the borrowings under the Facility. While the Company has received a waiver for noncompliance with certain financial covenants for the quarter ended November 30, 2004, the Company expects to be in violation of similar covenants during 2005. The Company is working with its lender to modify these covenants for 2005. While the Company expects to obtain modifications or waivers for the expected noncompliance with these covenants, there can be no assurance that such waivers or modifications will be received.

At November 30, 2004, the Company’s operations in the PRC had various short-term borrowings totaling approximately 459 million Renminbi (“RMB”) (approximately USD $55.4 million). The borrowings consist of revolving lines of credit and factoring facilities. The facilities have interest rates ranging from 3.40% to 5.04% and have maturity dates through August 2005. The various short-term borrowing facilities are collateralized by PRC accounts receivable. The Company has $5.0 million cash on deposit in Hong Kong serving as collateral for borrowings in the PRC, which is shown as restricted cash on the balance sheet. The Company did not renew its credit facilities in the PRC and has paid the facilities as they have matured. At November 30, 2004, the Company’s operations in Taiwan had short-term borrowing facilities that totaled New Taiwan Dollar (“NTD”) 130 million (approximately USD $4.0 million), of which USD $1.7 million had been borrowed. The facilities are collateralized by real property owned by the operations and certain accounts receivable and have interest rates from 3.36% to 5.00%. The facilities have maturities through November 2005. In conjunction with the sale of the PRC, Hong Kong, and Taiwan operations all of the liabilities will be assumed. The Company has guaranteed payables of the Greater China Operations with two principal vendors. At August 31, 2005, there was no balance outstanding related to these payables. The Company has notified the vendors of the sales transaction and is in the process of obtaining releases.

At November 30, 2004, the Company had outstanding $12.4 million of 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”). The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Subordinated Notes, confirming that their audit examination included a review of the terms of the Indenture and stating whether any default or event of default had come to their attention, and (c) file its Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company has received no such notice from either the trustee or a majority of the bondholders. The Company has cured the default relating to filing the Form 10-K. The Company expects its independent accountants to deliver a letter to the trustee and expects to file its Form 10-Q’s within the next sixty days. If the Company is not successful in obtaining waivers or modifications for the expected noncompliance with financial covenants under the Company’s Facility, the lender could declare the Company in default and accelerate the Facility, which would result in an event of default under the trust indenture. While the Company expects to receive a waiver or modification for noncompliance with the covenants from the lender, there can be no assurance that the waivers or modifications will be received. Accordingly the Company has classified the Senior Notes as a current liability.

International Operations

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: potentially unstable channels of distribution, increased credit risks, political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates. The Company’s foreign operations must maintain and adhere to an effective system of internal control.

In addition to the factors listed above, threats of terrorist acts, a decline in consumer confidence and economic weakness in the U.S. and throughout the countries in which the Company does business could have a material adverse impact on the Company.

Asia-Pacific Region

For fiscal 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region. The Company also announced in September of 2004 that it would not proceed with the CellStar Asia Transaction. The Company delayed the filing of its Form 10-K for the year ended November 30, 2004, due to certain accounts receivable and revenue issues in the region and has restated previously issued financial statements. In 2005, the Company decided to exit the Asia-Pacific Region.

The following table summarizes the income statement classification of the Greater China Operations for the years ended November 30, 2004, 2003, and 2002:

	Greater China Operations
	2004	2003	2002
		(as restated)	(as restated)
Revenues	$447,976	722,211	949,709
Cost of goods sold	491,712	723,633	898,193

Gross margin	(43,736)	(1,422)	51,516
Selling, general & administrative	28,397	22,459	19,585
Impairment of assets	1,787	—	—

Operating income (loss)	$(73,920)	(23,881)	31,931

The following table summarizes the balance sheet classification of the Greater China Operations for the years ended November 30, 2004 and 2003:

	November 30, 2004	November 30, 2003
		(as restated)
Current assets	$85,159	205,082
Non-current assets	6,430	10,416

Total assets	91,589	215,498

Current liabilities	70,419	113,680
Non-current liabilities	76	—

Total liabilities	70,495	113,680

Net	$21,094	101,818

In the third quarter of 2004, after evaluation, the Company decided to exit its operations in Singapore and The Philippines. These operations had not been profitable since 2002 and did not present significant growth opportunities for the Company. As a result of this decision, the Company recorded a charge of $3.8 million, including impairment of assets of $3.0 million, for the three months ended August 31, 2004, to reduce the carrying value of the net assets of its Singapore and The Philippines operations to the estimated net realizable value. The impairment of assets included $2.9 million for accumulated foreign currency translation as a result of the pending liquidation of its investment and $0.1 million for property and equipment. On November 12, 2004, the Company completed the divestiture of its Singapore operations to a group that included local management. The purchase price was $2.5 million in cash and the Company recorded a pre-tax loss of $0.2 million. In conjunction with the divestiture of its operations in Singapore, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Singapore operations. As of November 30, 2004, the Company was in the final stages of closing its Philippines operations and by December 31, 2004, only administrative matters remained. The Company incurred severance and exit charges of $0.1 million in the fourth quarter of 2004 as a result of exiting these operations.

The following table summarizes the income statement classification of the charge for the year ended November 30, 2004 (in thousands):

	2004
	The Philippines	Singapore	Total
Cost of sales	$51	303	354
Selling, general and administrative expenses	152	352	504
Impairment of assets	1,311	1,668	2,979

Total charge	$1,514	2,323	3,837

Following is a summary of the operations for The Philippines and Singapore for the years ended November 30, 2004, 2003 and 2002 (in thousands):

	Philippines
	2004	2003	2002
Revenues	$2,537	29,392	25,116
Cost of sales	3,079	29,346	24,088

Gross profit	(542)	46	1,028
Selling, general and administrative expenses	933	1,638	1,058
Impairment of assets	1,311	—	—

Operating loss	$(2,786)	(1,592)	(30)

	Singapore
	2004	2003	2002
Revenues	$57,724	126,088	139,188
Cost of sales	56,831	124,826	136,229

Gross profit	893	1,262	2,959
Selling, general and administrative expenses	1,718	1,592	1,400
Impairment of assets	1,668	—	—

Operating income (loss)	$(2,493)	(330)	1,559

Mexico

The Company’s Mexico operations derive their revenues primarily from wholesale purchasers and the activation of handsets. The Company’s operations in Mexico accounted for approximately 54%, 51%, and 47% of the Latin American Region’s revenues in 2002, 2003, and 2004, respectively. In 2002 and 2003, the operations in Mexico incurred operating losses of $11.5 million and $3.0 million, respectively. Despite those losses in the

Mexico operations, the Company believed growth and profit potential existed in the Mexico market due to the size of this market. In 2003, the Company replaced the general manager and embarked on an aggressive reorganization of its Mexico operations, cutting payroll costs and repositioning the business to recapture market share. Beginning in late 2003, the Mexico operations showed improvement, including operating profits of $0.3 million and $0.7 million for the third and fourth quarters of 2003, respectively. In 2004, the Mexico operations continued to show improvement, resulting in operating profits of $4.2 million for the year.

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.0 million in cash paid at closing, the conversion of a $2.1 million receivable and a $1.0 million note to be paid over twelve months. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), will provide handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions.

At November 30, 2002, the Company had a value-added tax (“VAT”) asset in its Mexico operations of $10.7 million related to the Company’s 1998 to 2001 VAT returns. In connection with this asset, in the fourth quarter of 2001, the Company recorded a charge of $3.0 million, and in the fourth quarter of 2002, the Company recorded an additional charge of $1.5 million as the recoverability was uncertain. In December 2003, the Company filed for and received a refund of $3.7 million in relation to the VAT receivable. During 2004, the Company filed for and received an additional $1.0 million in refunds. The Company is utilizing the remaining balance to offset current VAT liabilities.

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

Following is a summary of the operations in Colombia (in thousands):

	2004	2003	2002
Revenues	$16,294	45,681	78,555
Cost of sales	14,982	43,515	74,638

Gross profit	1,312	2,166	3,917
Selling, general and administrative expenses	1,178	2,569	3,203

Operating income (loss)	$134	(403)	714

The Netherlands and Sweden Operations

In 2003, the Company completed the sale of its Netherlands operations to a group that included local management and recorded an impairment charge of $0.8 million, none for accumulated foreign currency translation adjustments, to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. The purchase price was $2.1 million in cash. Also in 2003, the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash and the Company recorded a pre-tax gain of $0.8 million. In connection with the sale of its operations in The Netherlands and Sweden, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands and Sweden operations.

	Year Ended November 30,
	2004	2003	2002
Revenues	$—	105,119	133,843
Cost of sales	—	99,959	126,977

Gross profit	—	5,160	6,866
Selling, general and administrative expenses	(172)	3,499	4,097
Impairment of assets	—	763	—

Operating income	$172	898	2,769

U.K., Peru and Argentina

In the second quarter of 2002, the Company decided to exit the U.K., Peru and Argentina as soon as practicable due to the poor performance of these operations. The Company determined that improving its position in the U.K. market would require substantial investment, which the Company was not willing to make. The economic climate in Peru and Argentina, coupled with the small scale of the Company’s operation in those countries, provided little upside and significant risk. In conjunction with this decision, the Company’s revolving credit facility was amended to allow the Company to pursue its exit strategy from these markets, and any similar decision made by the Company with respect to the balance of its European and Latin American operations. As a result of the decision to exit the U.K., Peru and Argentina, the Company recorded a net charge of $6.7 million in 2002.

During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations, except for certain administrative matters. Also, due to the progress made with the tax authorities, the valuation allowance was reversed on an income tax receivable. The fiscal year ended November 30, 2003, includes a reversal of an allowance of $0.4 million related to the closure of the U.K. operations as the amounts collected on accounts receivable exceeded the original estimates and also the reversal of an accrual of a lease obligation of $0.7 million assigned to a third party.

The following table summarizes the income statement classification of the charge (in thousands):

	Initial charge	Change in estimates	Net charge 2002	2003	Net charge
Cost of sales	$2,256	(1,131)	1,125	—	1,125
Selling, general and administrative expenses	1,691	(588)	1,103	(433)	670
Impairment of assets	3,655	—	3,655	—	3,655
Severance and exit charges	2,566	—	2,566	(710)	1,856

Total charge	10,168	(1,719)	8,449	(1,143)	7,306
Tax benefit	(184)	(1,541)	(1,725)	—	(1,725)

Net charge	$9,984	(3,260)	6,724	(1,143)	5,581

Following is a summary of the combined results of operations, including the exit charge in the U.K., Peru, and Argentina (in thousands):

	2004	2003	2002
Revenues	$—	—	63,942
Cost of sales	(475)	—	61,585

Gross profit	475	—	2,357
Selling, general and administrative expenses	—	125	6,893
Impairment of assets	—	—	3,655
Severance and exit charges	—	(710)	2,566

Operating income (loss)	$475	585	(10,757)

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar’s overall operating results as the majority of the Company’s business is in markets that are relatively stable. However, the effects of inflation could have a material adverse impact on the Company if the markets become unstable. The following table summarizes the revenues and percentages of consolidated revenues for the Company’s geographical operations for the year ended November 30, 2004 (dollars in thousands):

Operation	Revenues	Percentage
PRC	$432,800	34.0
U.S.	439,407	34.5
Mexico	179,674	14.1
Miami	159,922	12.6
Chile	26,184	2.1
All others	34,036	2.7

Total	$1,272,023	100.0

Critical Accounting Policies

Note (1) of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the Company’s more critical accounting policies and estimates.

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

In determining allowances for returns, price discounts and rebates, management considers estimates using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2004, the Company has net deferred income tax assets, net of valuation allowances, of $15.2 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was the projected profitability of the North American, Miami and Mexico operations over the next three to five years as well as tax planning strategies involving the Company’s financial subsidiary in the Netherlands. The Company needs to generate $28.9 million in pre-tax income, as well as implement the planned strategies, over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years being considered for these projections change.

The Company’s North American Region has generated operating income of $18.8 million, $13.3 million and $1.5 million for the years ended November 30, 2002, 2003, and 2004, respectively. Although the region continued to be profitable in 2004, the Company underestimated the time it would take to close some of the large reverse logistics programs it was working on and did not execute on its strategies to market its new products in 2004. Therefore, the Company has renewed its focus in the areas of new business development and new product development and has reorganized the region.

In Latin American Region, operating income (loss) was ($15.0) million, ($5.0) million and $7.6 million for the years ended November 30, 2002, 2003 and 2004, respectively. In 2003, the Company replaced the general manager in its Mexico operations, revised its business model and focused on supplier and carrier relationships. For fiscal 2004, the region was the Company’s largest income producer.

(b) Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

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

(c) Vendor Credits and Allowances

The Company recognizes price protection credits; sell-through credits, advertising allowances and volume discounts, when supported by a written agreement or if not supported by a written agreement, when received. Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold as the products are sold. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction in cost of goods sold or inventory, as applicable.

(d) Stock Based Compensation

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the Company beginning in the quarter ending February 28, 2006. This new standard may be adopted in one of two ways—the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations, and believes the effect of the adoption of SFAS 123R will result in higher compensation expense, comparable to that being disclosed on a pro forma basis in Note 1(m) of the Consolidated Financial Statements.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the years ended November 30, 2004 and 2003, the Company recorded net foreign currency gains (losses) of $0.3 million and ($0.8) million, respectively, in costs of goods sold principally related to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange gains and loss exposure is primarily the Mexican peso. In the PRC, the local currency has historically been fixed relative to the U.S. dollar. In July 2005, the Central Bank of the PRC announced the RMB would no longer be pegged solely to the U.S. dollar and would be allowed to float within a narrow range. As a result of the sale of the PRC operations on September 2, 2005, the Company does not expect this change to have a material impact on the Company. The Company’s exposure in Chile is currently limited due to the size of the operations and in Hong Kong and Taiwan as the Company decided to exit these operations.

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

The Company had forward purchase contracts relating to USD $0.2 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts were a combination of deliverable and non-deliverable and had terms matching the length of the receivable, and matured in December 2004. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the year ended November 30, 2004, the interest rates of borrowings under the U.S. revolving credit facility ranged from 5.0% to 5.75%. The Company has short-term borrowings in the PRC bearing interest from 3.40% to 5.04% (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The lines of credit in Taiwan bear interest from 3.36% to 5.0%. The Senior Notes issued in February 2002 bear interest at 12.0% and mature January 15, 2007. A one percent change in variable interest rates will not have a material impact on the Company.

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation and the material weaknesses described below, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective at November 30, 2004.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of the end of the period covered by this report. The Company used as its framework the Committee of Sponsoring Organizations of the Treadway Commission’s publication entitled, “Internal Control—Integrated Framework” (the “COSO Framework”).

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements, in an amount that is greater than inconsequential, will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on its evaluation, the Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting:

The Company’s controls over its decentralized operations include corporate policies, authorization limits, standardized reports, formal and informal communications, and various other monitoring controls. During 2004 and prior years, controls in the PRC were not effective and corporate management was unable to ensure that all transactions were appropriately accounted for and disclosed in the Company’s annual and interim financial statements. The Company did not maintain effective controls over:

•	the recognition of revenue for products that had not been sold;

•	rebates, price protection and sales concessions provided to customers but not provided for at the time of sale;

•	recognition of revenue where there was no evidence of a final arrangement, the price was not fixed or determinable or collectibility was not reasonably assured;

•	timely and complete reconciliations of accounts;

•	timely processing of value added taxes;

•	communication of Company policies and procedures to employees;

•	controls over physical stock counts;

•	the application of cash receipts to customer accounts;

•	focus of the internal audit function; and,

•	ineffective corporate governance related to oversight of the Asia-Pacific Region.

These ineffective controls resulted in material adjustments and restatements to both the annual and interim financial statements during 2004 and prior years to revenues, cost of sales, bad debt expense, provision for income taxes, accounts receivable, inventory, value added tax payable, and deferred income tax accounts. (See “Item 1. Business Asia-Pacific Region” and Note 2 to the Consolidated Financial Statements).

The Company’s management has identified certain significant deficiencies in the Company’s internal control over financial reporting. While none of these significant deficiencies represents a material weakness on a stand-alone basis, when considered in combination, the significant deficiencies in aggregate rise to the level of a material weakness in internal control over financial reporting. The individual deficiencies are as follows:

1)	The Company identified deficiencies in its information technology (“IT”) systems relative to general computer controls in its North America, Mexico, and PRC operations, that when considered in combination, the aggregate effect rises to the level of significant deficiency. Deficiencies identified relate to (i) network security issues, (ii) back-up and recovery matters, (iii) disaster recovery plans, (iv) inappropriate user access, and (v) documentation regarding certain IT policies and procedures related to change management.

2)	The Company identified deficiencies in the consistency and the performance of manual controls and approvals at the transaction level that when considered in combination, the aggregate effect rises to the level of significant deficiency. These deficiencies were primarily related to revenues, cost of sales, accounts receivable and inventory. The deficiencies identified related to (i) inadequate review to ensure input accuracy and completeness of sales data in the Company’s North America and Mexico operations, (ii) inadequate review and approval of credit decisions in the Company’s North America and Mexico operations, and (iii) approval of purchase orders in all locations.

3)	The Company identified deficiencies related to segregation of duties in the North America, Corporate, and PRC operations that when considered in combination, the aggregate effect rises to the level of significant deficiency. These deficiencies were in the revenue and expenditure cycles.

The material weaknesses described above could result in other material misstatements in the future of revenue, accounts receivable, cost of sales, inventory, operating expenses and other financial statement accounts and disclosures in the consolidated annual and interim financial statements that would not be prevented or detected.

Because of the material weaknesses described in the preceding paragraphs, we believe that, based on the COSO Framework, as of November 30, 2004, the Company’s internal control over financial reporting was not effective. Grant Thornton LLP, the Company’s independent registered public accounting firm for the year ended November 30, 2004, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of CellStar Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CellStar Corporation (the “Company”) did not maintain effective internal control over financial reporting as of November 30, 2004, because of the effect of material weaknesses identified during management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. CellStar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. The Company’s controls over its decentralized operations include corporate policies, authorization limits, standardized reports, formal and informal communications, and various other monitoring controls. During 2004 and prior years, controls were not effective in the People’s Republic of China and corporate management was unable to ensure that all transactions were appropriately accounted for and disclosed in the Company’s annual and interim financial statements. These ineffective controls related to:

•	the recognition of revenue for sales of products that had not been sold;

•	rebates, price protection and sales concessions provided to customers but not provided for at the time of sale;

•	the recognition of revenue for transactions where there was no evidence of a final arrangement, the price was not fixed or determinable or collectibility was not reasonably assured;

•	timely and complete reconciliations of accounts;

•	timely processing of value added taxes;

•	communication of Company policies and procedures to employees;

•	controls over physical inventory stock counts;

•	the application of cash receipts to customer accounts;

•	focus of the internal audit function; and

•	ineffective corporate governance related to oversight of the Asia-Pacific Region.

As a result of these ineffective controls, the Company improperly recognized and overstated revenue and recorded material adjustments to revenues, cost of sales, bad debt expense, accounts receivable, inventory, value added tax payable and deferred income tax accounts for both the annual and interim periods in 2004 and prior years.

2. Several control deficiencies were identified during management’s assessment that were determined to be significant deficiencies. While none of these significant deficiencies represents a material weakness on a stand-alone basis, when considered together, the significant deficiencies in aggregate rise to the level of a material weakness in internal control over financial reporting that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The individual deficiencies are as follows:

•	The Company identified deficiencies in its information technology (“IT”) systems relative to general computer controls in its North America, Mexico, and People’s Republic of China operations, that when considered in combination, the aggregate effect rises to the level of significant deficiency. Deficiencies identified relate to (i) network security issues, (ii) back-up and recovery matters, (iii) disaster recovery plans, (iv) inappropriate user access, and (v) documentation regarding certain IT policies and procedures related to change management.

•	The Company identified deficiencies in the consistency and the performance of manual controls and approvals at the transaction level that when considered in combination, the aggregate effect rises to the level of significant deficiency. These deficiencies were primarily related to revenues, cost of sales, accounts receivable and inventory. The deficiencies identified related to (i) inadequate review to ensure input accuracy and completeness of sales data in the Company’s North America and Mexico operations, (ii) inadequate review and approval of credit decisions in the Company’s North America and Mexico operations, and (iii) approval of purchase orders in all locations.

•	The Company identified deficiencies related to segregation of duties in the North America, Corporate, and People’s Republic of China operations that when considered in combination, the aggregate effect rises to the level of significant deficiency. These deficiencies were in the revenue and expenditure cycles.

The material weaknesses could result in other material misstatements of revenue, accounts receivable, cost of sales, inventory, operating expenses and other financial statement accounts and disclosures in the consolidated annual and interim financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated September 2, 2005, on those financial statements.

In our opinion, management’s assessment that CellStar Corporation did not maintain effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CellStar Corporation has not maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CellStar Corporation (a Delaware corporation) as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended and our report dated September 2, 2005, expressed an unqualified opinion thereon, and it contained explanatory paragraphs regarding the restatement of the Company’s 2003 financial statements and the Company’s ability to continue as a going concern.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 2, 2005

Inherent Limitations of Control Systems

All internal control systems and disclosure controls and procedures, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been detected. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Projections of any evaluation of the effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Plan for Remediation and Corrective Actions

In August 2005, the Company decided to exit the PRC operations and the Asia-Pacific Region. The majority of the deficiencies related to the PRC will not be remediated due to the exit. However, as a result of management’s review and the Audit Committee’s review of the accounts receivable issues in the PRC, opportunities for control improvements were noted that apply to other locations. These include re-emphasizing policies and procedures through education and communication, updating the schedule of authorizations, implementing new reports and redesigning certain existing reports, and increasing the level of monitoring through the internal audit function.

Management will take the following actions outside of the Asia-Pacific Region:

In response to the above identified deficiencies in IT, management will (i) implement procedures to increase the physical security of its network, (ii) re-emphasize Company policies and procedures through education and communication, and will implement additional procedures as needed to increase the level of assurance that back-ups are performed completely and regularly and that data can be restored successfully if necessary, (iii) develop and implement an IT disaster recovery plan, (iv) identify users with inappropriate system access and place appropriate restrictions to data and functionality, and (v) compile documentation that defines change management policy and procedures for the IT department.

In response to the above identified deficiencies in the consistency and performance of manual controls and approvals at the transaction level, management will re-emphasize Company policies and procedures through education and communication, and will implement additional review procedures as needed to provide an increased level of assurance surrounding the performance of control activities.

In response to the above identified deficiencies relating to segregation of duties, management will segregate duties where applicable or implement additional mitigating controls where it is not practical to segregate duties.

To further strengthen controls, management will (i) redesign certain reports to provide a greater degree of detail that would facilitate the identification of accounting misstatements, (ii) implement a more rigorous communication process with the accounting organization of each operation including adding accounting resources where necessary, (iii) increase the level of monitoring through the internal audit function, and (iv) evaluate the overall design of controls and determine a more effective combination of preventative and detective controls.

Management’s objective is to address a majority of the changes described above during the remainder of fiscal 2005. However, we can give no assurance that we will complete those changes by that time. Although management believes that the changes described above will address the material weaknesses described above, we can give no assurance that these changes will enable management or the Company’s auditors to conclude that the Company’s internal control over financial reporting is effective.

Item 9B. Other Information

On August 31, 2005, the Company entered into a Consent Agreement (the “Consent Agreement”) with the lenders and the agent for the lenders (collectively, the “Lenders”) under its domestic revolving credit facility (the “Facility”) related to the CellStar Asia Sale and the sale of the Company’s operations in Taiwan (the “Taiwan Sale”). Pursuant to the Consent Agreement, the Lenders agreed to consent to the CellStar Asia Sale and the Taiwan Sale, and to release the liens on the stock sold in the transactions. The CellStar Asia Sale and the Taiwan Sale would not have been permitted under the Facility without the Agreement. The consent given pursuant to the Consent Agreement will be effective as long as the following occur (i) no Default or Event of Default, as such terms are defined in the Facility, shall exist at the time of the consummation of the CellStar Asia Sale or the Taiwan Sale; (ii) the Company receives proceeds of not less than $12,000,000, of which $6,000,000 must be in cash; (iii) the net cash proceeds received from the transactions must be used to prepay outstanding advances; (iv) neither the Company nor any of its subsidiaries will have any further obligations with regard to indebtedness of the companies being sold; and (v) the transactions must be consummated pursuant to the terms of their respective agreements.

The Consent Agreement was executed by Wells Fargo Foothill, Inc., as agent and a lender, Fleet Capital Corporation and Textron Financial Corporation, as lenders, and the Company and certain of its subsidiaries as borrowers, including CellStar, Ltd., National Auto Center, Inc., CellStar Financo, Inc., CellStar International Corporation/SA, CellStar Fulfillment, Inc., CellStar International Corporation/Asia, Audiomex Export Corp., NAC Holdings, Inc., CellStar Global Satellite Services, Ltd., and CellStar Fulfillment Ltd.

On September 1, 2005, the Company, through its Asian operating subsidiary, CellStar International Corporation/Asia (“CellStar International”), entered into a letter agreement (the “Letter Agreement”) with Fine Day Holdings, a company established by Mr. A.S. Horng. Mr. Horng, until his resignation on September 2, 2005, in connection with the CellStar Asia Sale, served as the Chairman and Chief Executive Officer of CellStar Asia and was effectively the head of the Company’s Asian operations. The Letter Agreement extended the deadline for the closing of the CellStar Asia Sale to September 9, 2005, provided that Fine Day Holdings meets the schedule for payment of consideration provided in the Letter Agreement.

Effective September 1, 2005, the Company entered into an extension letter (the “Extension Letter”) with the Lenders under its Facility that extended the date to file its Quarterly Reports on Form 10-Q for the periods ended February 28, 2005, and May 31, 2005, to October 18, 2005.

The Extension Letter was executed by Wells Fargo Foothill, Inc., as agent and a lender, Fleet Capital Corporation and Textron Financial Corporation, as lenders, and the Company and certain of its subsidiaries as borrowers, including CellStar, Ltd., National Auto Center, Inc., CellStar Financo, Inc., CellStar International Corporation/SA, CellStar Fulfillment, Inc., CellStar International Corporation/Asia, Audiomex Export Corp., NAC Holdings, Inc., CellStar Global Satellite Services, Ltd., and CellStar Fulfillment Ltd.

On September 2, 2005, in connection with the CellStar Asia Sale, the Company entered into an Agreement and Mutual Release (the “Release”) with Mr. Horng, and CellStar Asia pursuant to which Mr. Horng agreed to terminate his employment agreement with CellStar Asia. Mr. Horng’s employment agreement is described in “Item 11 - Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Agreements,” which description is incorporated herein by reference. The Release contained a mutual release by and between Mr. Horng and the Company, and also contained continuing non-competition and confidentiality provisions, except that Mr. Horng will be allowed to participate in a competing business within the Asia Pacific region.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors (the “Board of Directors” or the “Board”) consists of five directors. Each director has been elected to serve for a specified term or until his successor has been elected or qualified. Terry Parker resigned as Director and Executive Chairman effective April 30, 2005, and John Kamm resigned as director effective May 24, 2005. The names of the current directors, along with their ages as of August 31, 2005, are as follows:

Name	Age	Current Position
Robert A. Kaiser	51	Chairman and Chief Executive Officer
Dale V. Kesler	66	Director
Jere W. Thompson	73	Director
John L. (“J.L.”) Jackson	73	Director
Dr. Da Hsuan Feng	59	Director

Set forth below is a description of the backgrounds of each of the directors of the Company. Mr. Kaiser’s background, along with the backgrounds of the Company’s other executive officers, is described under the heading, “Item 1 Business—Executive Officers of the Registrant,” and is incorporated herein by reference.

Dale V. Kesler has served as a director of the Company since March 1999. Mr. Kesler retired as an active partner of the professional accounting firm of Arthur Andersen LLP in 1996 and served as the Managing Partner of Arthur Andersen’s Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler was responsible for strategic planning on a world-wide basis for the Audit and Business Advisory practices of Arthur Andersen in 1982 and 1983 and served as the head of the Audit Practice in the firm’s Dallas office from 1973 to 1982. Mr. Kesler also serves on the Board of Directors of ElkCorp, formerly known as Elcor Corporation, Triad Hospitals, Inc. and Aleris International, Inc., formerly IMCO Recycling Inc. Mr. Kesler currently serves as Chairman of the Audit Committee and also serves on the Compensation and Nominating Committees of the Board of Directors.

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

John L. (“J.L.”) Jackson has served as a director of the Company since March 1999. Mr. Jackson served as Chairman and Chief Executive Officer of Global Industrial Technologies, Inc., formerly INDRESCO, from 1993 to 1998. Before joining Global Industrial Technologies, Mr. Jackson was engaged in private executive business consulting from 1987 to 1993. From 1983 to 1987, Mr. Jackson served as a Director and as the President and Chief Operating Officer of Diamond Shamrock Corporation, and was Executive Vice President of Diamond Shamrock and President of its then newly-formed coal unit from 1979 to 1983. Mr. Jackson has served on numerous Boards of Directors, including the Fourth District Federal Reserve Bank of Cleveland, First Republic Bank, American Federal Bank, Hadson Energy Resources and National Gypsum Company. Mr. Jackson currently serves as Chairman of the Compensation Committee of the Board of Directors and also serves on the Audit and Nominating Committees of the Board of Directors.

Dr. Da Hsuan Feng was elected by the Board of Directors to serve as a Class II director of the Company in January of 2005, filling the vacancy created by the death of long-time Board member James L. (“Rocky”) Johnson. Dr. Feng currently serves as Vice President for Research and Graduate Education and Professor of Physics at the University of Texas at Dallas. Prior to joining UTD in December 2000, Dr. Feng held numerous positions in the Physics Department of Philadelphia’s Drexel University from 1976 to 2000, rising from assistant professor to holding the prestigious M. Russell Wehr Chair. While at Drexel, Dr. Feng took a leave of absence and served as a Vice President at Science Applications International Corporation, where he managed the HUBS program promoting the use of state-of-the-art information and communication technology to improve information transfer within hospitals, universities, businesses and schools within Pennsylvania, Delaware, New Jersey and Maryland.

There have been no changes to the procedures by which security holders may recommend nominees to the Board of Directors since the Company filed its Proxy Statement on September 24, 2004.

Audit Committee

The Board of Directors has a standing Audit Committee, which has been charged with certain powers and duties including, among others, authority to (i) recommend to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitor the performance of such firm; (ii) review and approve the scope of the annual audit and evaluate with the independent certified public accountants the Company’s annual audit and annual consolidated financial statements; (iii) review with management the status of internal accounting controls and internal audit procedures and results; (iv) evaluate problem areas having a potential financial impact on the Company that may be brought to the Committee’s attention by management, the independent certified public accountants or the Board and (v) evaluate the public financial reporting documents of the Company. The Audit Committee is required to have and will continue to have at least three members, all of whom must be “independent directors” as defined in Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market, as may be modified or supplemented. Messrs. Kesler, Thompson and Jackson are the current members of the Audit Committee, all of whom have been determined by the Board to meet the independence requirements set forth in Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market. The Audit Committee met eight times during the 2004 fiscal year, including one telephonic meeting, and through August 31, 2005, has met twenty-one times.

Mr. Kesler has been designated by the Board of Directors as an audit committee financial expert. Mr. Kesler was formerly managing partner at Arthur Andersen’s Dallas/Ft. Worth office and has served on various boards and audit committees of publicly held companies; thus the Board believes Mr. Kesler has the requisite understanding and experience to meet such standard. In addition, the Board determined that Mr. Jackson and Mr. Thompson are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. No member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiaries of the Company at any time during the past three years. In addition, no member of the Audit Committee accepted any consulting, advisory or other compensatory fee from the Company, other than for service on the Board or its committees, and no member of the Audit Committee was an affiliate of the Company or any of its subsidiaries in fiscal 2004.

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

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with for the Company’s 2004 fiscal year except for the following: Mr. Martinez, upon becoming an executive officer of the Company on December 16, 2004, did not timely file a Form 3; and Mr. Kamm did not timely file a Form 4 with respect to options granted on December 5, 2003.

Code of Ethics

The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller, as well as the Company’s directors, executive officers and all employees. The Company’s Business Ethics Policy can be found at its Internet website at www.cellstar.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid to the Company’s Chief Executive Officer, or individual acting in a similar capacity, and each of the Company’s four other most highly compensated executive officers who were serving as such on November 30, 2004, based on salary and bonus earned during fiscal 2004 (collectively, the “Named Executive Officers”) for each of the Company’s last three fiscal years.

Name and Principal Position	Year	Annual Compensation					Long Term Compensation Awards		All Other Compensation ($)
		Salary ($)		Bonus* ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (1)

Terry S. Parker(2) Executive Chairman	2004 2003 2002	687,500 950,000 950,000	(3)	— 380,000 380,000		— — —	— — —	5,000 50,000 —	6,220 15,091 5,491	(4) (4)(5) (4)

A.S. Horng(6) Chairman, Chief Executive Officer of CellStar (Asia) Corporation Limited	2004 2003 2002	900,000 900,000 841,818		75,000 75,000 1,566,966	(7) (7) (7)(9)	— — —	— — —	— — 260,000	1,539 1,539 1,539	(8) (8) (8)

Robert A. Kaiser Chief Executive Officer	2004 2003 2002	450,000 450,000 436.442		TBD 225,000 675,000	(10) (11)	— — —	— — —	5,000 50,000 80,000	15,953 25,996 11,818	(4) (4)(5) (4)

Lawrence King(12) President and Chief Operating Officer of Asia-Pacific Region	2004 2003 2002	369,254 369,231 369,290		30,771 30,769 30,005	(7) (7) (7)	— — —	— — —	2,500 — 7,000	39,511 30,510 3,365	(13) (13) (13)

Elaine Flud Rodriguez Senior Vice President, Secretary and General Counsel	2004 2003 2002	285,000 285,000 285,000		TBD 114,000 115,000	(10)	— — —	— — —	4,000 50,000 10,000	5,735 5,786 5,140	(4) (4) (4)

(*)	Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.

(1)	Reflects options to acquire shares of Common Stock. The Company did not grant stock appreciation rights in fiscal 2004.

(2)	The Company terminated Mr. Parker’s employment effective July 14, 2005.

(3)	Mr. Parker’s annual salary was reduced to $500,000 effective April 30, 2004.

(4)	Consists of insurance premiums paid by the Company and Company matching contributions to the named executive’s 401(k) plan.

(5)	Includes $10,000 in expense reimbursements for legal fees related to estate planning in connection with Sarbanes-Oxley.

(6)	In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International, and agreed to terminate his employment agreement with CellStar Asia.

(7)	Reflects a customary thirteenth month payment pursuant to Hong Kong law. Mr. Horng and Mr. King did not receive any payments pursuant to the Company’s Amended and Restated Annual Incentive Compensation Plan (the “Incentive Plan”) in the years noted.

(8)	Consists of a Company matching contribution to its Hong Kong retirement plan.

(9)	Includes a signing bonus of $1,500,000 paid upon the effective date of Mr. Horng’s new employment agreement dated July 5, 2002, with CellStar Asia. The agreement increased Mr. Horng’s annual compensation to $900,000.

(10)	The Named Executive Officers have not received bonus payments for fiscal 2004, pending the resolution of the issues in the Company’s Asia-Pacific Region and the filing of the Company’s Form 10-K for fiscal 2004.

(11)	Consists of a signing bonus of $300,000, $200,000 paid pursuant to Mr. Kaiser’s employment agreement, and a bonus of $175,000 paid pursuant to the Incentive Plan.

(12)	The Company terminated Mr. King’s employment effective July 21, 2005.

(13)	Includes insurance premiums paid by the Company and a Company matching contribution to its Hong Kong retirement plan. Also includes housing reimbursements of $36,000 and $27,000 in fiscal 2004 and 2003, respectively.

Option Grants During 2004 Fiscal Year

The following table provides information related to options granted to the Named Executive Officers during the fiscal year ended November 30, 2004.

Name	Individual Grants
	Number of Securities Underlying Options Granted(#)(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%($)	10%($)
Terry S. Parker	5,000	3.65	11.90	February 22, 2014	37,406	94,787
A.S. Horng	—	—	—	—	—	—
Robert A. Kaiser	5,000	3.65	11.90	February 22, 2014	37,406	94,787
Lawrence King	2,500	1.83	11.90	February 22, 2014	18,703	47,394
Elaine Flud Rodriguez	4,000	2.92	11.90	February 22, 2014	29,925	75,830

(1)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to ten years.

(2)	Reflects options to purchase shares of Common Stock. The Company did not grant stock appreciation rights in fiscal 2004. The options have a ten-year term and become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant.

(3)	The exercise price is equal to the fair market value of the Common Stock on the date of grant. The option exercise price may be paid as follows: (a) in cash or by certified check, bank draft or money order payable to the order of the Company; (b) in Common Stock (including restricted stock), valued at its fair market value on the date of exercise; (c) by delivery to the Company or its designated agent of an executed irrevocable option exercise form together with irrevocable instructions from the optionee to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares of Common Stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan to a third party and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price; and/or (d) in any other form of valid consideration that is acceptable to the Compensation Committee of the Board of Directors in its sole discretion.

Aggregated Option Exercises During 2004 Fiscal Year and Fiscal Year End Option Values

The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended November 30, 2004, and the number and value of options held on November 30, 2004. The Company did not grant any stock appreciation rights in fiscal 2004. None of the Named Executive Officers in the table below exercised any options in fiscal 2004.

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised In-the-Money Options at FY-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Terry S. Parker	—	—	221,000	43,500	0	0
A.S. Horng	—	—	301,283	130,000	40,000	40,000
Robert A. Kaiser	—	—	52,500	82,500	0	0
Lawrence King	—	—	71,627	9,000	0	0
Elaine Flud Rodriguez	—	—	64,222	50,250	0	0

(1)	The closing price for the Common Stock, as reported by the Nasdaq Stock Market on November 30, 2004, the last trading day of fiscal 2004, was $3.65. The value of unexercised in-the-money options is calculated on the basis of the difference between the option exercise price and $3.65 multiplied by the number of shares of Common Stock underlying the option.

Compensation of Directors

During the fiscal year ended November 30, 2004, each director of the Company who was not an officer or other employee of the Company received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting that he attended. To the extent that any committee meeting was held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) was paid. The Company also paid a per diem fee of $1,500 to each non-employee director for each day such director performed additional services for the Company at the request of the Executive Chairman or Chief Executive Officer. Mr. Kamm was paid $6,000 in per diem fees for fiscal 2004.

Pursuant to the 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the “Directors’ Plan”), each non-employee director automatically received an option (the “Initial Option”) to purchase 1,500 shares of Common Stock upon becoming a non-employee director. The Initial Option vests in full six months after the date of grant, and expires ten years following the date of grant. In addition to the Initial Option, each non-employee director received an annual grant pursuant to the CellStar Corporation 1993 Long-Term Incentive Plan (the “1993 Plan”) of an option to purchase 1,000 shares of Common Stock (the “Annual Option”), which option was automatically granted on the date of the first full Board of Directors meeting following the end of each fiscal year. The Annual Option vests with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expire ten years following the date of grant. The exercise price of all options granted to non-employee directors must be equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan terminated on March 3, 2004, and the 1993 Plan terminated on December 3, 2003. The Company intends that similar grants be made to non-employee directors pursuant to the 2003 Long-Term Incentive Plan (The “2003 Incentive Plan”) going forward. Since the 2003 Incentive Plan had not been approved by stockholders on the date of the first full Board of Directors meeting following the end of the 2003 fiscal year, the Annual Option was delayed until February 23, 2004, the date on which annual grants were made to eligible employees pursuant to the 2003 Incentive Plan. In addition, on December 5, 2003, Mr. Kamm received an Initial Option to purchase 1,500 shares of Common Stock pursuant to the 2003 Incentive Plan.

In July 2001, Mr. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he is entitled to as a non-employee director. Mr. Johnson received $104,167 for his services as Chairman during fiscal 2004, in addition to director and retainer fees as described above. Mr. Johnson stepped down as Chairman effective April 30, 2004, but continued as a director until his death in November of 2004.

Directors who are also employees of the Company receive no additional compensation for serving as directors. All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof. There were no other arrangements pursuant to which any director was compensated for any service provided as a director during fiscal 2004, other than as set forth above.

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company currently maintains employment agreements (collectively, the “Employment Agreements” or individually, an “Employment Agreement”) with Mr. Kaiser and Ms. Rodriguez (collectively, the “Executives” and individually, an “Executive”), effective May 1, 2004, and January 14, 2004 respectively. Mr. Durham and Mr. Martinez entered into change in control agreements effective March 30, 2005, which are described below. In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International, and agreed to terminate his employment agreement with CellStar Asia. In fiscal 2002, in connection with the execution of his employment agreement, Mr. Horng received a signing bonus of $1.5 million, subject to repayment provisions if Mr. Horng terminated his employment agreement under certain conditions, none of which occurred in connection with the CellStar Asia Sale and he would have been eligible for a success bonus of $1.5 million payable upon completion of the announced CellStar Asia Transaction, which could have been increased to $2.5 million under certain conditions. The Company announced in September of 2004 that it would not complete the CellStar Asia Transaction. Mr. King did not have an employment agreement with the Company, and Mr. Parker’s Employment Agreement was terminated effective July 14, 2005. The Employment Agreements of Mr. Kaiser and Ms. Rodriguez provide for annual base salaries of $650,000 and $285,000, respectively, which may be increased by the Board of Directors. Each of the Employment Agreements also provides that the Executive is eligible to participate in an annual incentive plan approved by the Board of Directors during the term of his or her Employment Agreement.

The Company is obligated, during the term of his Employment Agreement, to provide to Mr. Kaiser one or more life insurance policies with a total benefit of $1,500,000. The Company is also obligated, during the terms of their respective Employment Agreements, to provide to Mr. Kaiser and Ms. Rodriguez one or more long-term disability insurance policies with a total annual disability benefit of the lesser of (i) 60% of their respective base salaries after giving effect to all other disability benefits that would be payable to them by CellStar, CellStar, Ltd. (“Employer”) or government agencies or (ii) such lesser amounts that may be payable under insurance policies that Employer can purchase in accordance with normal insurance underwriting standards. The Company has in place insurance to cover a portion of such expenses. Each of the Executives is eligible to participate in the life, health and disability insurance programs customarily made available to employees of the Company.

Mr. Parker entered into an amended employee agreement effective April 30, 2005, in connection with his resignation as Executive Chairman. Pursuant to his amended agreement, Mr. Parker was named Chairman of the Board of CellStar International Corporation/Asia (“CellStar International”). On July 14, 2005, the Company terminated Mr. Parker’s employment Agreement in connection with the termination of his employment. Mr. Parker’s Employment Agreement had an initial term of two years, unless earlier terminated pursuant to its terms. At the end of the two-year period, the Employment Agreement would have automatically terminated unless Mr. Parker and Employer agreed in writing to extend the term for an additional period. Mr. Parker’s Employment Agreement was subject to earlier termination as follows: (i) by Employer (a) due to the disability of Mr. Parker, (b) for “cause” or (c) “without cause”; or (ii) by Mr. Parker (a) upon a material breach by Employer or the Company of the Employment Agreement (“Company Breach”), (b) “voluntarily,” (defined as termination for any reason other than Company Breach), upon thirty days prior written notice to Employer, or (c) within 24 months of a “change in control,” provided further that his employment was terminated due to Company Breach or based on a “forced relocation” (defined as Mr. Parker being required to be based at any place outside a 25-mile radius of Las Vegas, Nevada), or by Employer “without cause.” The Employment Agreement provided that Mr. Parker would be eligible for certain payments if employment had been terminated by Mr. Parker due to Company Breach, or by Employer without cause or within 24 months of a “change in control.” The Company does not intend to make subsequent payments to Mr. Parker pursuant to the Employment Agreement.

Pursuant to his Employment Agreement, Mr. Horng was an employee of CellStar Asia. Mr. Horng’s Employment Agreement was subject to earlier termination as follows: (i) by CellStar Asia (a) due to the disability of Mr. Horng, (b) for “cause” or (c) ”without cause”; or (ii) by Mr. Horng (a) upon a material breach by CellStar Asia or the Company of the Employment Agreement (“Horng Company Breach”), (b) within 12 months of a “change in control” or (c) “without good reason” (defined as termination for any reason other than Horng Company Breach). If Mr. Horng had terminated his employment due to Horng Company Breach or if Mr. Horng was terminated by the Company “without cause,” he would have been entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the amount of his annual incentive payments for the preceding year, divided by 365, and (ii) the number of days from the date the Board of Directors notified Mr. Horng that it had determined to discontinue the automatic daily extension of his Employment Agreement to the end of the term. In the event of termination of employment after a “change in control,” Mr. Horng would have been entitled to receive an amount equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Code) or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” In connection with the termination of his Employment Agreement, Mr. Horng received only his unpaid base salary and benefits through the last day of employment.

Mr. Kaiser’s Employment Agreement has an initial term of four years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by Employer or Mr. Kaiser at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Mr. Kaiser’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Mr. Kaiser, (b) for “cause” or (c) “without cause”; or (ii) by Mr. Kaiser (a) upon a Company Breach, (b) within 12 months of a “change in control” or (c) “voluntarily” (defined as termination for any reason other than Company Breach). If Mr. Kaiser terminates his employment due to Company Breach or if Mr. Kaiser is terminated by Employer “without cause,” he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus a lump-sum payment in the amount of $500,000 plus an amount equal to the product of (i)(a) his base salary plus (b) the greater of the amount of his annual incentive payment for the preceding year or the average of his annual incentive payments for the preceding three years, divided by 365, and (ii) the greater of the number of days remaining in the initial four-year term (or, the number of days remaining in the initial four-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial four-year term and no notice of non-renewal has been given) or 365 (the “Kaiser Severance Period”). Mr. Kaiser is also entitled, under such circumstances, to the services of an outplacement consultant at Company expense. Within 12 months after a “change in control,” Mr. Kaiser may terminate his employment. In such event and in lieu of the foregoing payments, Mr. Kaiser will be entitled to receive a lump-sum payment in the amount of $500,000 plus an amount equal to three times the sum of (i) his base salary plus (ii) the greater of his annual incentive payment for the preceding year or the average of his annual incentive payments for the preceding three years or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment,” provided that no such reduction shall be made if the amount of payments in addition to the $500,000 lump-sum payment would not independently constitute an “excess parachute payment.” Under such circumstances, Mr. Kaiser is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by him in enforcing his rights under his Employment Agreement. If the employment of Mr. Kaiser is terminated “without cause,” due to Company Breach or following a “change in control,” Mr. Kaiser is further entitled, at Company expense, to health and life insurance coverage for him and, if applicable, his spouse and children, for a period of time equal to, in the case of termination following a “change in control,” three years or, in all other cases, the lesser of 545 days and the Kaiser Severance Period. If Mr. Kaiser terminates his employment “voluntarily,” he is entitled only to his unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs.

Mr. Kaiser’s Employment Agreement was amended effective May 2, 2005, at which time his salary was increased from $450,000 to $650,000, and Mr. Kaiser assumed responsibility for the Company’s operations in the Asia-Pacific Region. In addition, Mr. Kaiser will also be eligible for a target incentive payment of 50% of his base salary for the 2005 fiscal year. Mr. Kaiser will be entitled to receive half of the incentive payment for the 2005 fiscal year approved by the Company’s Board of Directors if the Company files with the Securities and Exchange Commission both its Annual Report on Form 10-K for the 2004 fiscal year and its Quarterly Report on Form 10-Q for the first quarter of 2005, which payment shall be made at the time provided in the incentive plan for the 2005 fiscal year. In addition, Mr. Kaiser received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the CellStar Corporation 2003 Long-Term Incentive Plan and a related award agreement, which shall vest in thirds over a three-year period.

Ms. Rodriguez’s Employment Agreement has an initial term of three years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by Employer or Ms. Rodriguez at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Ms. Rodriguez’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Ms. Rodriguez, (b) for “cause” or (c) “without cause”; or (ii) by Ms. Rodriguez (a) upon a Company Breach, (b) within 24 months of a “change in control,” provided further that her employment is terminated “without cause,” due to Company Breach, or based on a “forced relocation” (defined as Ms. Rodriguez being required to be based at any place outside a 50-mile radius of the Company’s Carrollton, Texas, headquarters) or (c) “voluntarily” (defined as termination for any reason other than Company Breach). If Ms. Rodriguez terminates her employment due to Company Breach or if she is terminated by the Company “without cause,” she will be entitled to receive her accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) her base salary plus (b) the greater of her annual incentive payment for the preceding fiscal year or the average of her annual incentive payments for the preceding three years, divided by 365, and (ii) the lesser of (x) 730 and (y) the greater of the number of days remaining in the initial three-year term (or, the number of days remaining in the initial three-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial three-year term and no notice of non-renewal has been given) or 365 (the “Rodriguez Severance Period”). Ms. Rodriguez is also entitled, under such circumstances, to the services of an outplacement consultant at Company expense. In the event of termination of employment of Ms. Rodriguez after a “change in control,” she will be entitled to receive an amount equal to three times the sum of (i) her base salary plus (ii) the greater of her annual incentive payment for the preceding year or the average of her annual incentive payments for the preceding three years, or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” Under such circumstances, Ms. Rodriguez is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by her in enforcing her rights under her Employment Agreement. If the employment of Ms. Rodriguez is terminated “without cause,” due to Company Breach or following a “change in control,” Ms. Rodriguez is further entitled, at Company expense, to health and life insurance coverage for her and, if applicable, her spouse and children, for a period of time equal to, in the case of termination following a “change in control,” three years or, in all other cases, the lesser of 545 days and the Rodriguez Severance Period. If Ms. Rodriguez terminates her employment “voluntarily,” she is entitled only to her unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs.

Under the Employment Agreements, a termination will be deemed to be “without cause” if it is for any reason other than due to the disability of the Executive or for “cause.” Under the Employment Agreements, a termination will generally be considered to be for “cause” if it is due to the Executive’s (i) gross incompetence, (ii) willful misconduct that causes or is likely to cause material economic harm to, or material discredit to the reputation of, the Company or its affiliated entities, (iii) failure to follow the directions of senior management or the Board of Directors or general partner of the Company or the Executive’s employer, (iv) conviction of or entry of a plea of guilty or nolo contendere to a felony involving moral turpitude or the entry of an order by any federal or state regulatory agency prohibiting the Executive from participating in the affairs of the Company or (v) any other material breach of his or her Employment Agreement. A cure period is allowed under certain circumstances.

For purposes of the Employment Agreements, a “change in control” will be deemed to occur upon the occurrence of any of the following: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (iii) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (iv) the cessation of control (by virtue of their not constituting a majority of directors) of the Board of Directors by the Continuing Directors (as defined in the Employment Agreements); (v) with respect to the Employment Agreement of Ms. Rodriguez only, (a) the acquisition of beneficial ownership of 15% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the effective date of such Employment Agreement, (b) the acquisition of beneficial ownership of an additional 5% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the effective date of such Employment Agreement or (c) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including, without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; (vi) with respect to Mr. Kaiser’s Employment Agreement only, (a) the acquisition of beneficial ownership of 50% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the effective date of his Employment Agreement or (b) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; or (vii) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7 of the United States Bankruptcy Code.

On March 30, 2005, Employer entered into agreements with Raymond L. Durham and Juan Martinez, Jr. The agreements provide for severance payments to Mr. Durham and Mr. Martinez in the event that Employer terminates Mr. Durham or Mr. Martinez without cause. The agreements also provide for severance payments to Mr. Durham and Mr. Martinez if, during the twenty-four month period following a change in control, as such term is defined in the agreement, Mr. Durham’s or Mr. Martinez’s employment is terminated without cause, or either terminates his employment with Employer due to Company breach, as such term is defined in the agreement.

The Employment Agreements, including the change in control agreements for Mr. Durham and Mr. Martinez, also provide that the Executives will be indemnified by the Company to the extent provided in the Company’s Certificate of Incorporation or bylaws as of the date of the Employment Agreement and to the fullest extent permitted by changes to Delaware law. In addition, on July 8, 2005, the Company entered into indemnification agreements with Mr. Kaiser, Ms. Rodriguez and Mr. Durham. The Employment Agreements of all Executives include non-competition and confidentiality provisions.

Separation Agreement and Release. As of July 5, 2001, the Company entered into a Separation Agreement and Release with Alan H. Goldfield, the Company’s former Chief Executive Officer and the holder of greater than five percent of the outstanding Common Stock, under which the Company may engage Mr. Goldfield to provide information or assistance in connection with all matters relating to or arising out of his former employment with the Company or pertaining to the general business operations of the Company. In return for this information and assistance, the Company pays Mr. Goldfield his pre-approved, reasonable, actual, out-of-pocket expenses plus the greater of $1,500 per day or the highest per day amount then being paid to members of the Board for services other than services provided as a member of the Board. Under this Separation Agreement and Release and until July 5, 2006, the Company must also provide Mr. Goldfield with a $5,000,000 term life insurance policy and disability insurance with an annual benefit of $300,000 until age 65. The Company must also provide Mr. Goldfield and his spouse, Shirley M. Goldfield, with reimbursement of medical and dental expenses for the remainder of their respective lives, subject to certain conditions. For fiscal 2004, the Company paid premiums of $55,584 related to term life insurance for Mr. Goldfield and $22,284 related to disability insurance for Mr. Goldfield. In addition, the Company paid medical and dental insurance premiums of $11,768 for Mr. and Mrs. Goldfield, which is net of the amount Mr. Goldfield is required to reimburse the Company pursuant to the Separation Agreement and Release. In addition, pursuant to the Separation Agreement and Release, Mr. Goldfield is obligated to reimburse the Company $18,357 for property taxes on the Texas Stadium suite nominally owned by the Company, which Mr. Goldfield has rights to use. The Company has offset the property taxes and the insurance reimbursement owed against certain expenses to be reimbursed by the Company in connection with services provided in fiscal 2003 under the Separation Agreement and Release. The offset resulted in a remaining balance owed to the Company by Mr. Goldfield of $3,883. For fiscal 2004, there were no payments made to Mr. Goldfield in connection with services provided pursuant to his Separation Agreement and Release.

Compensation Committee Interlocks and Insider Participation

For fiscal 2004, the Compensation Committee of the Board of Directors consisted of J.L. Jackson, Chairman, Jere W. Thompson and James L. Johnson. Dale Kesler joined the Compensation Committee in October of 2004. No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In July 2001, Mr. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he is entitled to as a non-employee Director. This agreement terminated when Mr. Johnson resigned as non-executive Chairman of the Board effective April 30, 2004. Mr. Johnson received $104,167 for his services as Chairman during fiscal 2004, in addition to director and retainer fees. Mr. Johnson was the only member of the Compensation Committee that had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K promulgated by the SEC. No executive officer of the Company served on the compensation committee, or as a director, of another entity, one of whose executive officers served on the Company’s Compensation Committee or on its Board of Directors in fiscal 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of August 22, 2005, by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) the Named Executive Officers; (iii) each current director and nominee for director of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner or Group	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Alan H. Goldfield(2)	2,780,214	(3)	13.5
Michael A. Roth and Brian J. Stark(4)	3,562,817	(5)	17.4
Artisan Partners Limited Partnership(6)	1,993,700	(7)	9.7
Dimensional Fund Advisors Inc.(8)	1,371,475	(9)	6.7
Strong Capital Management, Inc.(10)	1,114,053	(11)	5.4
Terry S. Parker(12)(13)	0	(14)	*
A.S. Horng(15)(16)	840,283	(17)	4.0
Robert A. Kaiser(18)(19)	230,355	(20)	1.1
Lawrence King(21)(22)	0	(23)	*
Elaine Flud Rodriguez(18)	79,092	(24)	*
Dale V. Kesler(18)	20,700	(25)	*
John L. (“J.L.”) Jackson(18)	22,500	(26)	*
Jere W. Thompson(18)	20,990	(27)	*
Da Hsuan Feng(18)	1,500	(28)	*
Current Directors and Executive Officers as a Group	1,244,895	(29)	5.9

*	Less than 1%.

(1)	Based on 20,509,529 shares outstanding as of August 26, 2005.

(2)	The address for Mr. Goldfield is 1851 Turbeville Road, Denton, Texas 76210.

(3)	Consists of 2,720,214 shares held in various entities controlled by Mr. Goldfield and his wife, based on an amended Schedule 13D filed with the SEC on July 14, 2005, and 60,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.

(4)	The address for Messrs. Roth and Stark is c/o Stark Investments, 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(5)	Based on an amended Schedule 13G filed with the SEC on February 14, 2005, by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13d-1(k) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Schedule 13G, Mr. Roth and Mr. Stark reported shared voting and dispositive power with respect to all shares owned.

(6)	The address for Artisan Partners Limited Partnership is 875 East Wisconsin Avenue, Suite 800, Milwaukee, Wisconsin 53202.

(7)	Based on an amended Schedule 13G filed with the SEC on August 9, 2005, by Artisan Partners Limited Partnership, Artisan Investment Corporation, Andrew A. Ziegler and Carlene Murphy Ziegler, and Artisan Funds, Inc., filing as joint filers pursuant to Rule 13d-1(k) under the Exchange Act. In this Schedule 13G, Artisan Partners Limited Partnership, Artisan Investment Corporation, Mr. Ziegler and Ms. Ziegler reported shared voting and dispositive power with respect to all shares owned; and Artisan Funds, Inc. reported shared voting and dispositive power with respect to 870,000 shares.

(8)	The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(9)

Based on a Schedule 13G filed with the SEC on February 9, 2005, by Dimensional Fund Advisors Inc. In this Schedule 13G, Dimensional Fund Advisors disclaims beneficial ownership of the securities reported, and states that the securities are owned by certain investment companies, commingled group trusts and separate accounts for which Dimensional Fund Advisors Inc. serves as investment advisor or manager.

(10)	The address for Strong Capital Management, Inc. is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051.

(11)	Based on a Schedule 13G filed with the SEC on February 11, 2005, by Strong Capital Management Inc.

(12)	The address for Mr. Parker is 503 Tippecanoe Springs Ct., Monticello, Indiana 47960.

(13)	Mr. Parker resigned from the Board of Directors and from his position as Executive Chairman effective April 30, 2005, and was simultaneously named Chairman of the Board of CellStar Asia. Mr. Parker’s employment was terminated July 14, 2005.

(14)	All of Mr. Parker’s options were cancelled effective August 13, 2005, in connection with his termination.

(15)	The address for Mr. Horng is c/o Stephan, Oringher, Richman & Theodora, 2029 Century Park East, Sixth Floor, Los Angeles, California 90067.

(16)	In connection with the CellStar Asia Sale, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International, and agreed to terminate his employment agreement with CellStar Asia effective as of the close of the CellStar Asia Sale.

(17)	Consists of 474,000 shares of Common Stock, 283,783 shares subject to options granted under the 1993 Plan and 82,500 shares subject to options granted outside the 1993 Plan, all of which options are exercisable within 60 days. Mr. Horng resigned on September 2, 2005, in connection with the CellStar Asia Sale. All of Mr. Horng’s vested options will terminate thirty days after the termination of his employment.

(18)	The address for such individual is 1730 Briercroft Court, Carrollton, Texas 75006.

(19)	Mr. Kaiser was appointed Senior Vice President and Chief Financial Officer of the Company on December 12, 2001. Mr. Kaiser was named President and Chief Operating Officer of the Company on October 2, 2003. Mr. Kaiser was subsequently promoted to Chief Executive Officer of the Company on May 1, 2004, while remaining President and Chief Operating Officer, and on April 30, 2005, became Chairman and Chief Executive Officer.

(20)	Consists of 2,080 shares of Common Stock held in a partnership controlled by Mr. Kaiser and his wife, 142,025 shares of restricted Common Stock, 85,000 shares subject to options Granted under the 1993 Plan and 1,250 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.

(21)	The address for Mr. King is c/o Stephan, Oringher, Richman & Theodora, 2029 Century Park East, Sixth Floor, Los Angeles, California 90067

(22)	Mr. King’s employment was terminated effective July 21, 2005.

(23)	All of Mr. King’s options were cancelled effective August 22, 2005, in connection with his termination.

(24)	Consists of 1,120 shares of Common Stock, 76,972 shares subject to options granted under the 1993 Plan and 1,000 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.

(25)	Consists of 200 shares of Common Stock held jointly with Mr. Kesler’s wife, 1,500 shares subject to options granted under the Directors’ Plan, 18,750 shares subject to options granted under the 1993 Plan and 250 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(26)	Consists of 2,000 shares of Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, 18,750 shares subject to options granted under the 1993 Plan and 250 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(27)	Consists of 490 shares of Common Stock, 1,500 shares subject to options granted under the Directors’ Plan 18,750 shares subject to options granted under the 1993 Plan and 250 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(28)	Consists of 1,500 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(29)	Includes shares subject to options held by directors and Named Executive Officers more fully described in footnotes 11 through 21 above, 28,600 shares subject to options granted under the 1993 Plan and 875 shares subject to options granted under the 2003 Plan to executive officers not named in the table, which options are exercisable within 60 days.

Equity Compensation Plan Information

The Company’s equity compensation plan information is provided in Part II of this Form 10-K, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity—Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

CellStar Asia Sale

On September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005 Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company will also retain certain claims against vendors. In addition, certain guarantees of payables by the Company will be cancelled. There were no outstanding balances on the payables guaranteed by the Company at August, 31, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion.

Agreement with James L. Johnson

In July 2001, James L. Johnson was elected Chairman of the Board of Directors and the Company entered into an agreement with Mr. Johnson whereby he would receive annual compensation of $250,000 for serving as non-executive Chairman of the Board of Directors, in addition to whatever compensation and expense reimbursement he was entitled to as a non-employee Director. Mr. Johnson resigned as non-executive Chairman of the Board effective April 30, 2004. Mr. Johnson received $104,167 for his services as Chairman during fiscal 2004, in addition to director and retainer fees.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees paid or payable to Grant Thornton LLP for services rendered for the fiscal years ended November 30, 2003 and November 30, 2004 (in thousands).

	2003	2004
Audit Fees(1)	$1,808,653	1,967,849
Audit-Related Fees(2)	81,390	2,530,579
Tax Fees(3)	6,150	80,205
All Other Fees(4)	—	20,000

TOTAL	$1,896,193	4,598,633

(1)	“Audit Fees” includes fees and expenses billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings.

(2)	“Audit-Related Fees” includes fees billed for services that are related to the performance of the audit or review of the company’s financial statements (which are not reported above under the caption “Audit Fees”). For fiscal 2004, the amount includes approximately $1.7 million for work related to compliance with Section 404 of Sarbanes-Oxley and $0.9 million for work related to the CellStar Asia Transaction. In fiscal 2003, all audit-related fees were related to Section 404 compliance.

(3)	“Tax Fees” includes fees for tax-related consultation in the U.S., tax fees in Taiwan, and tax-related audits in Mexico. In fiscal 2003, the fee was related to Mexico VAT consultations.

(4)	“All Other Fees” includes fees billed for audits in connection with the sale of the Singapore operations and the closure of The Philippines, and for investigation purposes in Colombia.

The Audit Committee has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining the principal accountant’s independence, and has determined that it is. The Audit Committee has sole authority to engage and determine the compensation of the Company’s independent auditor. Pre-approval by the Audit Committee is required for any engagement of Grant Thornton, subject to certain de minimis exceptions. Annually, the Audit Committee pre-approves services to be provided by Grant Thornton. The Audit Committee also considers the engagement of Grant Thornton to provide other services during the year. In addition to conducting the Company’s 2004 audit, the Audit Committee pre-approved Grant Thornton to provide services to the Company in connection with the following types of non-audit matters: statutory tax filings in foreign jurisdictions, statutory financial statement audits in foreign jurisdictions, and ad hoc tax advice.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2) Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(3) Exhibits

An index identifying the exhibits to be filed with this Form 10-K is provided below.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995.	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation.	Form 10-Q for the quarter ended May 31, 1998.	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”).	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

3.4	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference.	See above.

4.2	Specimen Common Stock Certificate of CellStar Corporation.	Form 10-Q for the quarter ended February 28, 2002.	April 12, 2002

4.3	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation.	Registration Statement on Form 8-A (File no. 000-22972).	January 3, 1997

4.4	Certificate of Correction of Certificate of Designation.	Amendment No. 1 to Registration Statement on Form 8-A/A (File no. 000-22972).	June 30, 1997

4.5	First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent.	Amendment No. 2 to Registration Statement on Form 8-A/A (File no. 000-22972).	December 5, 2002

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

4.6	Form of Rights Certificate.	Amendment No. 2 to Registration Statement on Form 8-A/A (File no. 000-22972).	December 5, 2002

4.7	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee.	Form 10-K for the fiscal year ended November 30, 2001.	February 28, 2002

10.1	Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent.	Form 10-Q/A for the quarter ended August 31, 2001.	January 10, 2002

10.2	First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q/A for the quarter ended August 31, 2001.	January 10, 2002

10.3	Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2001.	February 28, 2002

10.4	Third Amendment and Waiver to Loan Agreement, dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended May 31, 2002.	July 12, 2002

10.5	Fourth Amendment to Loan Agreement, entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2002.	October 15, 2002

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.6	Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.7	Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.8	Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.9	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the lenders.	Form 10-Q for the quarter ended May 31, 2003.	July 15, 2003

10.10	Consent and Waiver and Ninth Amendment to Loan and Security Agreement, effective as of February 24, 2004, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2003.	February 26, 2004

10.11	Tenth Amendment to Loan Agreement, dated as of March 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended February 29, 2004.	April 14, 2004

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.12	Eleventh Amendment and Waiver to Loan Agreement, dated as of August 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2004.	October 14, 2004

10.13	Twelfth Amendment and Waiver to Loan Agreement, dated as of February 10, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.14	Waiver, dated as of March 1, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.15	Waiver and Consent, dated as of March 29, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.16	Waiver, dated as of April 14, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.17	Thirteenth Amendment and Waiver to Loan Agreement, dated as of May 13, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.18	Waiver, dated as of May 31, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.19	Waiver, dated as of July 15, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.20	Consent, dated as of August 31, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

10.21	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996. *	Form 10-K for the fiscal year ended November 30, 1996.	February 28, 1997

10.22	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002.*	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.23	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates.*	Form 10-Q for the quarter ended May 31, 2001.	July 12, 2001

10.24	CellStar Corporation 2003 Long-Term Incentive Plan, effective as of March 13, 2003.*	Appendix C to the Company’s Proxy Statement on Schedule 14A for the 2002 fiscal year.	December 22, 2003.

10.25	Form of Incentive Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004.

10.26	Form of Non-Qualified Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004.

10.27	Form of Nonqualified Stock Option Agreement by and between CellStar Corporation and An-Hsien Hong.*	Form 10-K for the fiscal year ended November 30, 2003.	February 26, 2004

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.28	Amended and Restated Employment Agreement, effective as of January 14, 2004, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez.*	Form 10-Q for the quarter ended February 29, 2004.	April 14, 2004

10.29	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

10.30	First Amendment to Amended and Restated Employment Agreement, executed May 2, 2005, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser. *	Current Report on Form 8-K.	May 6, 2005

10.31	Amended and Restated Employment Agreement, executed on September 1, 2004, and effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Form 10-Q for the quarter ended August 31, 2004.	October 14, 2004

10.32	Employment Agreement, executed on April 27, 2005, and effective as of April 30, 2005, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Current Report on Form 8-K.	May 3, 2005

10.33	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Raymond L. Durham.*	Filed herewith.

10.34	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Juan Martinez.*	Filed herewith.

10.35	Form of CellStar Corporation Indemnification Agreement.*	Current Report on Form 8-K.	July 13, 2005

10.36	Stock Purchase Agreement, dated August 21, 2005, by and among CellStar International Corporation/Asia, Newco and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005.

10.37	Amended and Restated Stock Purchase Agreement, dated August 24, 2005, by and among CellStar International Corporation/Asia, Fine Day Holdings Limited and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005.

10.38	Letter Agreement executed on September 1, 2005, by and between Fine Day Holdings Limited and CellStar International Corporation/Asia.	Filed herewith.

10.39	Agreement and Mutual Release, entered into on September 2, 2005, by and among CellStar (Asia) Corporation Limited, CellStar Corporation, and Hong An-Hsien.	Filed herewith.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.40	Extension Letter, dated as of September 1, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Grant Thornton LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	The exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ ROBERT A. KAISER
Robert A. Kaiser Chief Executive Officer

Date: September 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ ROBERT A. KAISER	Date: September 2, 2005
Robert A. Kaiser Chairman of the Board and Chief Executive Officer

By	/s/ RAYMOND L. DURHAM	Date: September 2, 2005
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ JUAN MARTINEZ, JR	Date: September 2, 2005
Juan Martinez, Jr. Vice President, Corporate Controller (Principal Accounting Officer)

By	/s/ J. L. JACKSON	Date: September 2, 2005
J. L. Jackson Director

By	/s/ DALE V. KESLER	Date: September 2, 2005
Dale V. Kesler Director

By	/s/ JERE W. THOMPSON	Date: September 2, 2005
Jere W. Thompson Director

By	/s/ DA HSUAN FENG	Date: September 2, 2005
Da Hsuan Feng Director

CELLSTAR CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of CellStar Corporation

We have audited the accompanying consolidated balance sheets of CellStar Corporation (a Delaware corporation) as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellStar Corporation as of November 30, 2004 and 2003, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated the 2003 consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a), the Company incurred a net loss of $118.1 million during the year ended November 30, 2004, has been in violation of covenants on its borrowing arrangements, exited its Asian operations that constituted a large percentage of its historical operations and is experiencing restrictions in its business activities with vendors. These factors, among others, as discussed in Note 1(a), raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CellStar Corporation’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated September 2, 2005, included in Item 9A of this annual report on Form 10-K, expressed an unqualified opinion on management’s assessment that CellStar Corporation’s internal control over financial reporting as of November 30, 2004, was not effective based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and an adverse opinion on the effectiveness of CellStar Corporation’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CellStar Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of CellStar Corporation and subsidiaries for the year ended November 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CellStar Corporation and subsidiaries for the year ended November 30, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended November 30, 2002.

/s/ KPMG LLP

Dallas, Texas

January 10, 2003, except as to the third paragraph of

note 12 which is as of October 19, 2003, and Note 2

which is as of September 2, 2005.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2004 and 2003

(In thousands, except share and per share data)

	2004	2003
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,192	39,411
Restricted cash	5,000	16,159
Accounts receivable (less allowance for doubtful accounts of $61,585 and $60,134, respectively)	134,303	180,609
Inventories	134,274	157,834
Deferred income taxes	18,065	41,688
Prepaid expenses	8,327	33,588

Total current assets	328,161	469,289
Property and equipment, net	10,553	12,702
Deferred income taxes	9,568	22,576
Other assets	4,954	6,159

	$353,236	510,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$92,928	107,797
12% Senior subordinated notes	12,374	—
Accounts payable	178,113	186,481
Accrued expenses	23,466	24,470
Income taxes payable	—	893
Deferred income taxes	12,482	27,354

Total current liabilities	319,363	346,995
12% Senior subordinated notes	—	12,374
Other long-term liabilities	—	3,584

Total liabilities	319,363	362,953

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,367,504 and 20,356,242 shares issued and outstanding, respectively	204	204
Additional paid-in capital	123,489	123,407
Accumulated other comprehensive loss—foreign currency translation adjustments	(8,405)	(12,540)
Retained earnings	(81,415)	36,702

Total stockholders’ equity	33,873	147,773

	$353,236	510,726

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended November 30, 2004, 2003 and 2002

(In thousands, except per share data)

	2004	2003	2002
		(as restated)	(as restated)
Revenues	$1,272,023	1,647,839	1,922,422
Cost of sales	1,265,427	1,590,635	1,802,599

Gross profit	6,596	57,204	119,823
Selling, general and administrative expenses	90,324	88,829	107,155
Impairment of assets	3,098	3,966	3,655
Severance and exit charges	—	(710)	2,566

Operating income (loss)	(86,826)	(34,881)	6,447

Other income (expense):
Interest expense	(6,503)	(5,553)	(7,560)
Loss on divestiture of Colombia operations	(120)	—	—
Loss on sale of assets	—	(144)	—
Impairment of investment	—	(85)	(125)
Gain on early extinguishment of debt	—	—	17,208
Other, net	583	1,428	784

Total other income (expense)	(6,040)	(4,354)	10,307

Income (loss) from continuing operations before income taxes	(92,866)	(39,235)	16,754

Provision (benefit) for income taxes	21,111	(14,507)	46,653

Loss from continuing operations	(113,977)	(24,728)	(29,899)

Discontinued operations	(4,140)	2,987	1,934

Loss before cumulative effect of a change in accounting principle, net of tax	(118,117)	(21,741)	(27,965)

Cumulative effect of a change in accounting principle, net of tax	—	(17,153)	—

Net loss	$(118,117)	(38,894)	(27,965)

Net loss per share:

Basic and diluted:

Loss from continuing operations	$(5.60)	(1.22)	(2.44)
Discontinued operations	(0.20)	0.15	0.16

Loss before cumulative effect of a change in accounting principle, net of tax	(5.80)	(1.07)	(2.28)
Cumulative effect of a change in accounting principle, net of tax	—	(0.84)	—

Net loss per share	$(5.80)	(1.91)	(2.28)

Weighted average number of shares:

Basic and diluted	20,363	20,354	12,268

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

Years ended November 30, 2004, 2003, 2002

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
Balance at December 1, 2001 (as previously reported)	12,028	$120	82,443	(13,447)	115,094	184,210
Restatement					(11,533)	(11,533)

Balance at December 1, 2001 (as restated)	12,028	120	82,443	(13,447)	103,561	172,677
Comprehensive loss:
Net loss (as restated)	—	—	—	—	(27,965)	(27,965)
Foreign currency translation adjustment	—	—	—	(3,135)	—	(3,135)
Realized foreign currency translation adjustment	—	—	—	2,147	—	2,147

Total comprehensive loss						(28,953)
Common stock issued with purchases of 5% convertible subordinated notes	497	5	1,879	—	—	1,884
Conversion of 5% senior subordinated convertible notes	7,829	79	39,070	—	—	39,149

Balance at November 30, 2002 (as restated)	20,354	204	123,392	(14,435)	75,596	184,757
Comprehensive loss:
Net loss (as restated)	—	—	—	—	(38,894)	(38,894)
Foreign currency translation adjustment	—	—	—	(1,842)	—	(1,842)
Realized foreign currency translation adjustment	—	—	—	3,737	—	3,737

Total comprehensive loss						(36,999)
Common stock issued under stock option plans	2	—	15	—	—	15

Balance at November 30, 2003 (as restated)	20,356	204	123,407	(12,540)	36,702	147,773
Comprehensive loss:
Net loss	—	—	—	—	(118,117)	(118,117)
Foreign currency translation adjustment	—	—	—	1,157	—	1,157
Realized foreign currency translation adjustment	—	—	—	2,978	—	2,978

Total comprehensive loss						(113,982)
Common stock issued under stock option plans	11	—	82	—	—	82

Balance at November 30, 2004	20,367	$204	123,489	(8,405)	(81,415)	33,873

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2004, 2003 and 2002

(Unaudited)

(In thousands)

	2004	2003	2002
		(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(118,117)	(38,894)	(27,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	10,303	3,688	4,552
Provision for inventory obsolescence	29,158	10,171	10,728
Depreciation and amortization	6,169	5,734	7,479
Impairment of assets	3,098	3,966	3,655
Deferred income taxes	21,747	(20,960)	39,092
Loss on divestiture of Colombia operations	120	—	—
Loss on sale of assets	—	144	—
Impairment of investment	—	85	125
Gain on early extinguishment of debt	—	—	(17,208)
Cumulative effect of a change in accounting principle, net of tax	—	17,153	—
Changes in operating assets and liabilities:
Accounts receivable	32,409	(48,069)	39,804
Inventories	(10,257)	(17,373)	50,860
Prepaid expenses	23,101	(12,202)	(3,309)
Other assets	476	2,534	(3,517)
Accounts payable	2,371	35,572	(71,272)
Accrued expenses	(2,360)	(6,628)	3,889
Income taxes payable	(903)	(2,699)	2,986
Discontinued operations	(2,152)	(2,994)	(2,713)

Net cash provided by (used in) operating activities	(4,837)	(70,772)	37,186

Cash flows from investing activities:
Purchases of property and equipment	(5,101)	(3,018)	(6,554)
Proceeds from sale of assets	2,500	13,426	—
Change in restricted cash	11,159	7,619	18,042
Other	—	—	(276)
Discontinued operations	—	(269)	(206)

Net cash provided by investing activities	8,558	17,758	11,006

Cash flows from financing activities:
Borrowings on notes payable	718,557	692,813	720,281
Payments on notes payable	(733,426)	(638,363)	(719,578)
Payments on 5% subordinated notes	—	—	(66,578)
Additions to deferred loan costs	(153)	(222)	(521)
Net proceeds from issuance of common stock	82	—	—
Discontinued operations	—	8,927	—

Net cash provided by (used in) financing activities	(14,940)	63,155	(66,396)

Net increase (decrease) in cash and cash equivalents	(11,219)	10,141	(18,204)
Cash and cash equivalents at beginning of period	39,411	29,270	47,474

Cash and cash equivalents at end of period	$28,192	39,411	29,270

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

CellStar Corporation, including its subsidiaries (the “Company”), is a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions. The Company had operations in the European Region until October 2003, and in August 2005, decided to exit the Asia-Pacific Region. The Company provides comprehensive logistics solutions and facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year financial amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss each of the last five years and had negative cash flow from operations for the past two years. The Company is taking actions to enhance profitability and is exiting unprofitable operations. The Company had an operating loss of $86.8 million for the year ended November 30, 2004 which included an operating loss of $76.8 million in the Asia-Pacific Region. In 2005, the Company exited the Asia-Pacific Region. The North America Region has been profitable for the last four years. The performance of the remaining entities in the Latin America Region has improved and the region was profitable in 2004. Management is also taking actions to reduce overhead and improve operating margins in the North American and Latin American Region as well as at the corporate level.

Management believes that its relationship with its lender is satisfactory. The Company has previously been in violation of various covenants under its loan agreement, but has received either a waiver or a modification of the respective covenants. The Company does not expect to be in compliance with certain financial covenants in 2005. The Company currently is pursuing waivers and modifications of these financial covenants. While the Company expects to obtain waivers or modifications for these covenants, there can be no assurance that such waivers or modifications will be received. If the Company is not successful in obtaining waivers or modifications for the expected noncompliance, the lender could declare the Company in default and accelerate the loan agreement. If the lender were to accelerate the loan agreement, the acceleration would result in an event of default under the trust indenture for the Company’s 12% Senior subordinated notes due January 2007 (the “Senior Notes”). There can be no assurance that the waivers or modifications will be received, and accordingly the Company has classified the Senior Notes as a current liability.

As a result of the operating losses and the delay in filing the Company’s annual report on Form 10-K for the year ended November 30, 2004, the Company’s vendors in 2005 have tightened credit. The Company believes that it will be able to meet its filing requirements in the future and is working with its vendors to improve its credit terms.

Management believes that the actions the Company is taking will enable the Company to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to improve its operating margins and maintain its funding through its bank facility and vendor credit lines. However, there is no assurance that the Company will continue to be successful in maintaining funding in the future or improving its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and results of operations in preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(c) Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates.

(d) Inventories

Inventories are stated at the lower of cost (primarily on a moving average basis) or market and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company has received from the vendor. Actual results could differ from those estimates.

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

(f) Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets” (“Statement No. 142”), which addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. This statement also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. At the time of adopting statement No. 142, the Company’s reporting units were Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico and, until the sale of The Netherlands operations in March 2003, and the sale of the Sweden operations in October 2003, The Netherlands and Sweden. The Company decided to exit the Asia-Pacific- Greater China Operations in August 2005, and exited the Asia-Pacific-South Pacific Operations in the

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third quarter of 2004. (See Note 10.) If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the impairment provisions of this statement. The Company completed its transitional impairment testing under the requirements of Statement No. 142 during the first quarter of 2003 and recorded an impairment charge for its entire goodwill of approximately $17.2 million, which is presented as a cumulative effect of a change in accounting principle, net of tax of $3.8 million.

The following table shows the Company’s 2002 results adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

2002
Net loss—as restated	$(27,965)
Goodwill amortization	1,513

Net loss—as adjusted	$(26,452)

Basic and diluted per share:
Net loss—as restated	$(2.28)
Goodwill amortization	0.12

Net loss—as adjusted	$(2.16)

The changes in the carrying amount of goodwill by operating segment for the year ended November 30, 2003, are as follows (in thousands):

	Europe	Asia-Pacific	Total
Balance at November 30, 2002	$8,618	12,321	20,939
Adoption of Statement No. 142—Impairment	(8,618)	(12,321)	(20,939)

Balance at November 30, 2003	$—	—	—

(g) Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h) Revenue Recognition

Revenue is recognized on product sales when the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(i) Vendor Credits and Allowances

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

(j) Foreign Currency and Derivatives

Assets and liabilities of the Company’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders’ equity as the functional currency is the local currency in all locations. Net foreign currency transaction gains (losses) for the years ended November 30, 2004, 2003 and 2002 were $0.3 million, ($0.8) million and ($1.9) million, respectively. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment, by denominating transactions in US dollars, by borrowing in local currency and by entering into non-deliverable foreign currency forward contracts. The Company consolidates the bulk of its foreign exchange exposure related to intercompany transactions in its international finance subsidiary.

The Company had forward purchase contracts relating to USD $0.2 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts are a combination of deliverable and non-deliverable and are in terms matching the length of the receivable and matured in December 2004. The Company held no other derivative instruments as of November 30, 2004.

(k) Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issueable common shares pursuant to stock options, warrants, and convertible instruments. Because of the loss from continuing operations in each year, no potentially issueable common shares were included in the diluted per share computation. If not for the loss from continuing operations, 0.2 million, 0.2 million, and 5 thousand shares would have been included in the diluted per share computation in 2004, 2003 and 2002, respectively.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options to purchase 1.0 million, 1.0 million and 1.4 million shares of common stock at November 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

The 5% Senior Subordinated Convertible Notes issued in the exchange in February 2002, which were converted into 7.8 million shares as of November 30, 2002, were anti-dilutive, as the Company incurred a loss in 2002.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. A valuation allowance is provided when the realization of the deferred tax asset is not likely.

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

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the Company beginning in the quarter ending February 28, 2006. This new standard may be adopted in one of two ways—the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations, and believes the effect of the adoption of SFAS 123R will result in higher compensation expense, comparable to that disclosed on a pro forma basis below.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net loss would have been the pro forma amounts below for the years ended November 30, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002
		(as restated)	(as restated)
Net loss, as reported	$(118,117)	(38,894)	(27,965)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(578)	(758)	(575)

Pro forma net loss	$(118,695)	(39,652)	(28,540)

Net loss per common share:
Basic and diluted—as reported	$(5.80)	(1.91)	(2.28)
Basic and diluted—pro forma	(5.83)	(1.95)	(2.33)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n) Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of 90 days or less to be cash equivalents. The Company paid approximately $7.9 million, $7.7 million and $10.1 million of interest for the years ended November 30, 2004, 2003 and 2002, respectively. The Company paid approximately $ 3.1 million, $8.6 million and $7.5 million of income taxes for the years ended November 30, 2004, 2003 and 2002, respectively.

(2) Restatement

In early 2005 certain issues were raised regarding some of the PRC’s accounts receivable and revenue. The issues primarily focused on three areas: (1) whether or not certain sales to the Company’s local distributors (the “Small Bees”) were valid; (2) whether claims made by the Small Bees for credits related to certain sales by the Company to the Small Bees should be recorded as a reduction in revenues; and (3) the accounting for certain trade receivables with informally extended credit terms.

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company has restated its previously reported financial results. Financial information included in this Form 10-K reflects all of the restatements described below.

Sales to Small Bees

The Company’s operations in the PRC recognized revenue for sales of inventory that had not been sold. Certain PRC employees took steps to conceal this fact from the Company’s auditors by moving inventory between warehouses. As a result, the Company has reversed certain sales transactions improperly recognized as revenue and has now recognized the revenue in the quarter of shipment to the customer. Provisions for inventory obsolescence and lower of cost or market adjustments were increased as a result of more inventory being held following the reversal of the sale.

Claims for Credits

As is common practice in the industry, the PRC operation has historically received credits or other forms of compensation from its suppliers, including credits for price protection, volume rebates, and incentives for market coverage, and inventory accuracy. The PRC operation has historically received claims for credits for price protection and volume rebates from the Small Bees for products purchased. Previously the Company recorded the credits provided to the Small Bees as a reduction in revenue in the period the credit was processed rather than at the time of the initial sale. As a result, the Company’s reported revenues in previous periods did not properly include an estimate of the credits to be provided to the Small Bees. The Company has restated prior periods to reflect the claims for credit as a reduction in revenues at the time of sale. Management in the PRC failed to follow the Company’s policy regarding revenue recognition and the approval of claims for credits.

Extended Trade Terms

At various times since 2000, the PRC operations informally extended trade terms to certain Small Bees. Under these informally extended trade terms, certain Small Bees purchased products from the PRC operations and the proceeds from the subsequent sales of these products were used by the Small Bees to develop new or expand existing wholesale and/or retail operations or to develop new business opportunities. The Company has determined that the recognition of revenue for sales under these terms was not appropriate due to the indefinite nature of the extended credit and the absence of a formal agreement. The Company has determined that revenues

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the original sales transactions should not have been recognized until payment is received and has restated prior periods accordingly. Management in the PRC failed to follow the Company’s policy regarding extension of credit terms and submitted an inaccurate aging and presentation of these trade receivables in the Company’s internal financial reporting package which is used for the preparation of quarterly and annual financial statements.

The following tables (in thousands) summarizes the net increase (decrease) by period. These adjustments did not change the amounts reported as cash flows from operating, investing or financing activities. As a result of preparing the restatement, the Company determined an additional $1.4 million and $2.9 million in bad debt expense was necessary in the first and third quarters of 2004, respectively, as a result of the financial condition of three PRC customers.

	Statement of Operations
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Inventory Obsolescence	Bad debt	Total Adjustments before Income taxes	Income taxes	Total Adjustments
December 1, 2001	$—	(2,030)	(11,538)	—	—	(13,568)	2,035	(11,533)

Year ended November 30, 2002	$—	(6,019)	4,858	—	—	(1,161)	3,120	1,959

Quarter ended February 28, 2003 (unaudited)	$—	(1,723)	(6,299)	—	—	(8,022)	2,808	(5,214)
Quarter ended May 31, 2003 (unaudited)	—	(1,287)	(6,762)	—	—	(8,049)	2,817	(5,232)
Quarter ended August 31, 2003 (unaudited)	—	(1,327)	29	—	—	(1,298)	455	(843)
Quarter ended November 30, 2003 (unaudited)	—	(2,099)	(29)	(9,973)	—	(12,101)	4,235	(7,866)

Year ended November 30, 2003	$—	(6,436)	(13,061)	(9,973)	—	(29,470)	10,315	(19,155)

Quarter ended February 29, 2004 (unaudited)	$(1,939)	(20,316)	(362)	(8,109)	(1,400)	(32,126)	11,252	(20,874)
Quarter ended May 31, 2004 (unaudited)	(4,310)	(10,049)	(2,216)	(8,221)	—	(24,796)	4,460	(20,336)
Quarter ended August 31, 2004 (unaudited)	2,867	(4,931)	(362)	1,321	(2,853)	(3,958)	594	(3,364)

Year to date August 31, 2004 (unaudited)	$(3,382)	(35,296)	(2,940)	(15,009)	(4,253)	(60,880)	16,306	(44,574)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	ACCOUNTS RECEIVABLE
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Allow. for Doubtful Accts.	Total Adjustments
December 1, 2001	—	(2,030)	(11,538)	—	(13,568)
Year ended November 30, 2002	—	(8,049)	(6,680)	—	(14,729)
Quarter ended February 28, 2003 (unaudited)	—	(9,772)	(12,979)	—	(22,751)
Quarter ended May 31, 2003 (unaudited)	—	(11,059)	(19,741)	—	(30,800)
Quarter ended August 31, 2003 (unaudited)	—	(12,386)	(19,712)	—	(32,098)
Year ended November 30, 2003	—	(14,485)	(19,741)	—	(34,226)

Quarter ended February 29, 2004 (unaudited)	(13,764)	(34,801)	(20,103)	(1,400)	(70,068)
Quarter ended May 31, 2004 (unaudited)	(58,624)	(44,850)	(22,319)	(1,400)	(127,193)
Quarter ended August 31, 2004 (unaudited)	(42,484)	(49,781)	(22,681)	(4,253)	(119,199)

	INVENTORY				ACCRUED EXPENSES
	Sales to Small Bees	Inventory Obsolescence	Total Adjustments		Sales to Small Bees
December 1, 2001	—	—	—		—
Year ended November 30, 2002	—	—	—		—
Quarter ended February 28, 2003 (unaudited)	—	—	—		—
Quarter ended May 31, 2003 (unaudited)	—	—	—		—
Quarter ended August 31, 2003 (unaudited)	—	—	—		—
Year ended November 30, 2003	—	(9,973)	(9,973)		—

Quarter ended February 29, 2004 (unaudited)	9,825	(18,082)	(8,257)		(2,000)
Quarter ended May 31, 2004 (unaudited)	43,857	(26,303)	17,554		(8,518)
Quarter ended August 31, 2004 (unaudited)	32,929	(24,982)	7,947		(6,173)

	INCOME TAXES
	Deferred tax asset	Deferred tax liability
December 1, 2001	2,035	—
Year ended November 30, 2002	2,209	(2,946)
Quarter ended February 28, 2003 (unaudited)	3,413	(4,550)
Quarter ended May 31, 2003 (unaudited)	4,620	(6,160)
Quarter ended August 31, 2003 (unaudited)	4,815	(6,420)
Year ended November 30, 2003	6,630	(8,840)

Quarter ended February 29, 2004 (unaudited)	11,452	(15,270)
Quarter ended May 31, 2004 (unaudited)	15,168	(16,014)
Quarter ended August 31, 2004 (unaudited)	15,762	(16,014)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the restatements (in thousands) for the years ended November 30, 2002 and 2003, and for the quarters ended February 28 and 29, May 31 and August 31, 2004 and 2003, respectively.

	As previously reported November 30, 2002	Adjustment	As restated November 30, 2002
Revenues	$1,923,583	(1,161)	1,922,422
Cost of sales	1,802,599	—	1,802,599

Gross profit	120,984	(1,161)	119,823
Selling, general and administrative expenses	107,155	—	107,155
Impairment of assets	3,655	—	3,655
Severance and exit charges	2,566	—	2,566

Operating income (loss)	7,608	(1,161)	6,447

Other income (expense):
Interest expense	(7,560)	—	(7,560)
Impairment of investment	(125)	—	(125)
Gain on early extinguishment of debt	17,208	—	17,208
Other, net	784	—	784

Total other income (expense)	10,307	—	10,307

Income (loss) from continuing operations before income taxes	17,915	(1,161)	16,754
Provision (benefit) for income taxes (1)	49,773	(3,120)	46,653

Income (loss) from continuing operations	(31,858)	1,959	(29,899)
Discontinued operations	1,934	—	1,934

Net income (loss)	$(29,924)	1,959	(27,965)

Net loss per share:

Basic	$(2.44)	0.16	(2.28)

Diluted	$(2.44)	0.16	(2.28)

Weighted average number of shares:

Basic	12,268	12,268	12,268

Diluted	12,268	12,268	12,268

(1)	The income tax effect of the restatement in 2002 reflects the reduction in the provision originally recorded at November 30, 2002 related to the tax liability for undistributed earnings in the Asia-Pacific region.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Quarter

	As previously reported February 29, 2004	Adjustment	As restated February 29, 2004	As previously reported February 28, 2003	Adjustment	As restated February 28, 2003
Cash and cash equivalents	$49,456	—	49,456	33,349	—	33,349
Restricted cash	524	—	524	19,906	—	19,906
Accounts receivable, net	274,528	(70,068)	204,460	181,704	(22,751)	158,953
Inventories	144,934	(8,257)	136,677	185,061	—	185,061
Deferred income taxes assets	31,486	11,452	42,938	32,332	3,413	35,745
Prepaid expenses	31,392	—	31,392	18,815	—	18,815

Total current assets	532,320	(66,873)	465,447	471,167	(19,338)	451,829

Property, plant & equipment	12,262	—	12,262	17,810	—	17,810
Deferred income tax assets	22,576	—	22,576	20,231	—	20,231
Other assets	6,164	—	6,164	10,179	—	10,179

Total assets	$573,322	(66,873)	506,449	519,387	(19,338)	500,049

Notes payable	$115,404	—	115,404	78,907	—	78,907
Accounts payable	196,032	—	196,032	171,062	—	171,062
Accrued expenses	30,682	(2,000)	28,682	28,002	—	28,002
Income taxes payable	179	—	179	3,428	—	3,428
Deferred income taxes	36,194	(15,270)	20,924	45,047	(4,550)	40,497

Total current liabilities	378,491	(17,270)	361,221	326,446	(4,550)	321,896
Long-term debt	12,374	—	12,374	12,374	—	12,374
Other long-term liabilities	2,842	—	2,842	4,264	—	4,264

Total liabilities	393,707	(17,270)	376,437	343,084	(4,550)	338,534

Common stock	204	—	204	204	—	204
Additional paid in capital	123,452	—	123,452	123,392	—	123,392
Cumulative translation adjustment	(11,701)	—	(11,701)	(15,657)	—	(15,657)
Retained earnings	67,660	(49,603)	18,057	68,364	(14,788)	53,576

	179,615	(49,603)	130,012	176,303	(14,788)	161,515

Total liabilities and stockholders’ equity	$573,322	(66,873)	506,449	519,387	(19,338)	500,049

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As previously reported February 29, 2004	Adjustment	As restated February 29, 2004	As previously reported February 28, 2003	Adjustment	As restated February 28, 2003
Revenues	$445,013	(32,442)	412,571	431,762	(8,022)	423,740
Cost of sales	419,103	(1,716)	417,387	406,668	—	406,668

Gross profit	25,910	(30,726)	(4,816)	25,094	(8,022)	17,072
Selling, general and administrative expenses	21,180	1,400	22,580	23,131	—	23,131

Operating income (loss)	4,730	(32,126)	(27,396)	1,963	(8,022)	(6,059)

Other income (expense):
Interest expense	(1,464)	—	(1,464)	(1,233)	—	(1,233)
Other, net	228	—	228	122	—	122

Total other income (expense)	(1,236)	—	(1,236)	(1,111)	—	(1,111)

Income (loss) from continuing operations before income taxes	3,494	(32,126)	(28,632)	852	(8,022)	(7,170)
Provision for income taxes	1,368	(11,252)	(9,884)	365	(2,808)	(2,443)

Income (loss) from continuing operations	2,126	(20,874)	(18,748)	487	(5,214)	(4,727)
Discontinued operations	103	—	103	(140)	—	(140)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(17,153)	—	(17,153)

Net income (loss)	$2,229	(20,874)	(18,645)	(16,806)	(5,214)	(22,020)

Net loss per share:
Basic	$0.11	(1.03)	(0.92)	(0.83)	(0.26)	(1.08)

Diluted	$0.11	(1.03)	(0.92)	(0.82)	(0.26)	(1.08)

Weighted average number of shares:
Basic	20,360	20,360	20,360	20,354	20,354	20,354

Diluted	20,812	20,360	20,360	20,438	20,354	20,354

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Second Quarter

	As previously reported May 31, 2004	Adjustment	As restated May 31, 2004	As previously reported May 31, 2003	Adjustment	As restated May 31, 2003
Cash and cash equivalents	$40,242	—	40,242	27,115	—	27,115
Restricted cash	1,176	—	1,176	18,290	—	18,290
Accounts receivable, net	270,619	(127,193)	143,426	210,353	(30,800)	179,553
Inventories	136,333	17,554	153,887	177,945	—	177,945
Deferred income taxes assets	32,931	15,168	48,099	40,738	4,620	45,358
Prepaid expenses	8,675	—	8,675	25,747	—	25,747

Total current assets	489,976	(94,471)	395,505	500,188	(26,180)	474,008
Property, plant & equipment	14,010	—	14,010	17,313	—	17,313
Deferred income tax assets	22,576	—	22,576	20,231	—	20,231
Other assets	7,434	—	7,434	6,512	—	6,512

Total assets	$533,996	(94,471)	439,525	544,244	(26,180)	518,064

Notes payable	$131,751	—	131,751	124,600	—	124,600
Accounts payable	139,915	—	139,915	161,547	—	161,547
Accrued expenses	31,445	(8,518)	22,927	29,577	—	29,577
Income taxes payable	—	—	—	—	—	—
Deferred income taxes	36,194	(16,014)	20,180	44,818	(6,160)	38,658

Total current liabilities	339,305	(24,532)	314,773	360,542	(6,160)	354,382
Long-term debt	12,374	—	12,374	12,374	—	12,374
Other long-term liabilities	2,470	—	2,470	3,892	—	3,892

Total liabilities	354,149	(24,532)	329,617	376,808	(6,160)	370,648

Common stock	204	—	204	204	—	204
Additional paid in capital	123,487	—	123,487	123,392	—	123,392
Cumulative translation adjustment	(12,188)	—	(12,188)	(16,410)	—	(16,410)
Retained earnings	68,344	(69,939)	(1,595)	60,250	(20,020)	40,230

	179,847	(69,939)	109,908	167,436	(20,020)	147,416

Total liabilities and stockholders’ equity	$533,996	(94,471)	439,525	544,244	(26,180)	518,064

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter to date As previously reported May 31, 2004	Adjustment	As restated May 31, 2004	Year to date As previously reported May 31, 2004	Adjustment	As restated May 31, 2004
Revenues	$329,714	(50,607)	279,107	774,727	(83,049)	691,678
Cost of sales	306,676	(25,811)	280,865	725,779	(27,527)	698,252

Gross profit	23,038	(24,796)	(1,758)	48,948	(55,522)	(6,574)
Selling, general and administrative expenses	19,436	—	19,436	40,616	1,400	42,016

Operating income (loss)	3,602	(24,796)	(21,194)	8,332	(56,922)	(48,590)

Other income (expense):
Interest expense	(1,812)	—	(1,812)	(3,276)	—	(3,276)
Gain on sale of assets	(120)	—	(120)	(120)	—	(120)
Other, net	(50)	—	(50)	178	—	178

Total other income (expense)	(1,982)	—	(1,982)	(3,218)	—	(3,218)

Income (loss) from continuing operations before income taxes	1,620	(24,796)	(23,176)	5,114	(56,922)	(51,808)
Provision (benefit) for income taxes	505	(4,460)	(3,955)	1,873	(15,712)	(13,839)

Income (loss) from continuing operations	1,115	(20,336)	(19,221)	3,241	(41,210)	(37,969)
Discontinued operations	(431)	—	(431)	(328)	—	(328)

Net income (loss)	$684	(20,336)	(19,652)	2,913	(41,210)	(38,297)

Net loss per share:
Basic	$0.03	(1.00)	(0.96)	0.14	(2.02)	(1.88)

Diluted	$0.03	(1.00)	(0.96)	0.14	(2.02)	(1.88)

Weighted average number of shares:
Basic	20,366	20,366	20,366	20,360	20,360	20,360

Diluted	20,652	20,366	20,366	20,731	20,360	20,360

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter to date As reported May 31, 2003	Adjustment	Adjusted May 31, 2003	Year to date As reported May 31, 2003	Adjustment	Adjusted May 31, 2003
Revenues	$378,530	(8,049)	370,481	810,292	(16,071)	794,221
Cost of sales	362,100	—	362,100	768,768	—	768,768

Gross profit	16,430	(8,049)	8,381	41,524	(16,071)	25,453
Selling, general and administrative expenses	26,326	—	26,326	49,457	—	49,457

Operating loss	(9,896)	(8,049)	(17,945)	(7,933)	(16,071)	(24,004)

Other income (expense):
Interest expense	(1,667)	—	(1,667)	(2,900)	—	(2,900)
Other, net	777	—	777	899	—	899

Total other income (expense)	(890)	—	(890)	(2,001)	—	(2,001)

Loss from continuing operations before income taxes	(10,786)	(8,049)	(18,835)	(9,934)	(16,071)	(26,005)
Benefit for income taxes	(3,964)	(2,817)	(6,781)	(3,599)	(5,625)	(9,224)

Loss from continuing operations	(6,822)	(5,232)	(12,054)	(6,335)	(10,446)	(16,781)
Discontinued operations	(1,292)	—	(1,292)	(1,432)	—	(1,432)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(17,153)	—	(17,153)

Net loss	$(8,114)	(5,232)	(13,346)	(24,920)	(10,446)	(35,366)

Net loss per share:
Basic	$(0.40)	(0.26)	(0.66)	(1.22)	(0.51)	(1.74)

Diluted	$(0.40)	(0.26)	(0.66)	(1.22)	(0.51)	(1.74)

Weighted average number of shares:
Basic	20,354	20,354	20,354	20,354	20,354	20,354

Diluted	20,354	20,354	20,354	20,354	20,354	20,354

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Third Quarter

	As previously reported August 31, 2004	Adjustment	As restated August 31, 2004	As previously reported August 31, 2003	Adjustment	As restated August 31, 2003
Cash and cash equivalents	$23,233	—	23,233	66,231	—	66,231
Restricted cash	2,477	—	2,477	11,335	—	11,335
Accounts receivable, net	244,180	(119,199)	124,981	186,813	(32,098)	154,715
Inventories	134,673	7,947	142,620	172,779	—	172,779
Deferred income taxes assets	39,043	15,762	54,805	39,676	4,815	44,491
Prepaid expenses	8,558	—	8,558	25,661	—	25,661

Total current assets	452,164	(95,490)	356,674	502,495	(27,283)	475,212
Property, plant & equipment	12,889	—	12,889	13,282	—	13,282
Deferred income tax assets	22,576	—	22,576	23,377	—	23,377
Other assets	5,073	—	5,073	6,231	—	6,231

Total assets	$492,702	(95,490)	397,212	545,385	(27,283)	518,102

Notes payable	$100,157	—	100,157	107,753	—	107,753
Accounts payable	143,067	—	143,067	182,740	—	182,740
Accrued expenses	26,963	(6,173)	20,790	24,377	—	24,377
Income taxes payable	—	—	—	1,687	—	1,687
Deferred income taxes	36,240	(16,014)	20,226	44,871	(6,420)	38,451

Total current liabilities	306,427	(22,187)	284,240	361,428	(6,420)	355,008
Long-term debt	12,374	—	12,374	12,374	—	12,374
Other long-term liabilities	2,099	—	2,099	3,522	—	3,522

Total liabilities	320,900	(22,187)	298,713	377,324	(6,420)	370,904

Common stock	204	—	204	204	—	204
Additional paid in capital	123,489	—	123,489	123,392	—	123,392
Cumulative translation adjustment	(9,449)	—	(9,449)	(17,226)	—	(17,226)
Retained earnings	57,558	(73,303)	(15,745)	61,691	(20,863)	40,828

	171,802	(73,303)	98,499	168,061	(20,863)	147,198

Total liabilities and stockholders’ equity	$492,702	(95,490)	397,212	545,385	(27,283)	518,102

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter to date As previously reported August 31, 2004	Adjustment	As restated August 31, 2004	Year to date As previously reported August 31, 2004	Adjustment	As restated August 31, 2004
Revenues	$266,477	8,502	274,979	1,041,204	(74,547)	966,657
Cost of sales	256,052	9,607	265,659	981,831	(17,920)	963,911

Gross profit	10,425	(1,105)	9,320	59,373	(56,627)	2,746
Selling, general and administrative expenses	22,126	2,853	24,979	62,742	4,253	66,995
Impairment of assets	1,311	—	1,311	1,311	—	1,311

Operating loss	(13,012)	(3,958)	(16,970)	(4,680)	(60,880)	(65,560)

Other income (expense):
Interest expense	(1,495)	—	(1,495)	(4,771)	—	(4,771)
Gain on sale of assets	—	—	—	(120)	—	(120)
Other, net	117	—	117	295	—	295

Total other income (expense)	(1,378)	—	(1,378)	(4,596)	—	(4,596)

Loss from continuing operations before income taxes	(14,390)	(3,958)	(18,348)	(9,276)	(60,880)	(70,156)
Benefit for income taxes	(5,570)	(594)	(6,164)	(3,697)	(16,306)	(20,003)

Loss from continuing operations	(8,820)	(3,364)	(12,184)	(5,579)	(44,574)	(50,153)
Discontinued operations	(1,966)	—	(1,966)	(2,294)	—	(2,294)

Net loss	$(10,786)	(3,364)	(14,150)	(7,873)	(44,574)	(52,447)

Net loss per share:
Basic	$(0.53)	(0.17)	(0.69)	(0.39)	(2.19)	(2.58)

Diluted	$(0.53)	(0.17)	(0.69)	(0.39)	(2.19)	(2.58)

Weighted average number of shares:
Basic	20,367	20,367	20,367	20,362	20,362	20,362

Diluted	20,367	20,367	20,367	20,362	20,362	20,362

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter to date As previously reported August 31, 2003	Adjustment	As restated August 31, 2003	Year to date As previously reported August 31, 2003	Adjustment	As restated August 31, 2003
Revenues	$386,336	(1,298)	385,038	1,196,628	(17,369)	1,179,259
Cost of sales	365,417	—	365,417	1,134,185	—	1,134,185

Gross profit	20,919	(1,298)	19,621	62,443	(17,369)	45,074
Selling, general and administrative expenses	19,118	—	19,118	68,575	—	68,575
Severance and exit charges	(710)	—	(710)	(710)	—	(710)

Operating income (loss)	2,511	(1,298)	1,213	(5,422)	(17,369)	(22,791)

Other income (expense):
Interest expense	(1,585)	—	(1,585)	(4,485)	—	(4,485)
Gain on sale of assets	(180)	—	(180)	(180)	—	(180)
Other, net	(15)	—	(15)	884	—	884

Total other income (expense)	(1,780)	—	(1,780)	(3,781)	—	(3,781)

Income (loss) from continuing operations before income taxes	731	(1,298)	(567)	(9,203)	(17,369)	(26,572)
Provision (benefit) for income taxes	42	(455)	(413)	(3,557)	(6,080)	(9,637)

Income (loss) from continuing operations	689	(843)	(154)	(5,646)	(11,289)	(16,935)
Discontinued operations	752	—	752	(680)	—	(680)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(17,153)	—	(17,153)

Net income (loss)	$1,441	(843)	598	(23,479)	(11,289)	(34,768)

Net loss per share:
Basic	$0.07	(0.04)	0.03	(1.15)	(0.55)	(1.71)

Diluted	$0.07	(0.04)	0.03	(1.15)	(0.55)	(1.71)

Weighted average number of shares:
Basic	20,354	20,354	20,354	20,354	20,354	20,354

Diluted	20,413	20,354	20,354	20,354	20,354	20,354

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fourth Quarter

	As previously reported November 30, 2003	Adjustment	As restated November 30, 2003
Cash and cash equivalents	$39,411	—	39,411
Restricted cash	16,159	—	16,159
Accounts receivable, net	214,835	(34,226)	180,609
Inventories	167,807	(9,973)	157,834
Deferred income taxes assets	35,058	6,630	41,688
Prepaid expenses	33,588	—	33,588

Total current assets	506,858	(37,569)	469,289
Property, plant & equipment	12,702	—	12,702
Goodwill, net	—	—	—
Deferred income tax assets	22,576	—	22,576
Other assets	6,159	—	6,159

Total assets	$548,295	(37,569)	510,726

Notes payable	$107,797	—	107,797
Accounts payable	186,481	—	186,481
Accrued expenses	24,470	—	24,470
Income taxes payable	893	—	893
Deferred income taxes	36,194	(8,840)	27,354

Total current liabilities	355,835	(8,840)	346,995
Long-term debt	12,374	—	12,374
Other long-term liabilities	3,584	—	3,584

Total liabilities	371,793	(8,840)	362,953

Common stock	204	—	204
Additional paid in capital	123,407	—	123,407
Cumulative translation adjustment	(12,540)	—	(12,540)
Retained earnings	65,431	(28,729)	36,702

	176,502	(28,729)	147,773

Total liabilities and stockholders’ equity	$548,295	(37,569)	510,726

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter to date As previously reported November 30, 2003	Adjustment	As restated November 30, 2003	Year to date As previously reported November 30, 2003	Adjustment	As restated November 30, 2003
Revenues	$470,708	(2,128)	468,580	1,667,336	(19,497)	1,647,839
Cost of sales	446,477	9,973	456,450	1,580,662	9,973	1,590,635

Gross profit	24,231	(12,101)	12,130	86,674	(29,470)	57,204
Selling, general and administrative expenses	20,254	—	20,254	88,829	—	88,829
Impairment of assets held for sale	3,966	—	3,966	3,966	—	3,966
Severance and exit charges	—	—	—	(710)	—	(710)

Operating income (loss)	11	(12,101)	(12,090)	(5,411)	(29,470)	(34,881)

Other income (expense):
Interest expense	(1,068)	—	(1,068)	(5,553)	—	(5,553)
Gain on sale of assets	36	—	36	(144)	—	(144)
Impairment of investment	(85)	—	(85)	(85)	—	(85)
Other, net	544	—	544	1,428	—	1,428

Total other income (expense)	(573)	—	(573)	(4,354)	—	(4,354)

Loss from continuing operations before income taxes	(562)	(12,101)	(12,663)	(9,765)	(29,470)	(39,235)
Benefit for income taxes	(635)	(4,235)	(4,870)	(4,192)	(10,315)	(14,507)

Loss from continuing operations	73	(7,866)	(7,793)	(5,573)	(19,155)	(24,728)
Discontinued operations	3,667	—	3,667	2,987	—	2,987
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(17,153)	—	(17,153)

Net income (loss)	$3,740	(7,866)	(4,126)	(19,739)	(19,155)	(38,894)

Net loss per share:
Basic	$0.18	(0.39)	(0.20)	(0.97)	(0.94)	(1.91)

Diluted	$0.18	(0.39)	(0.20)	(0.97)	(0.94)	(1.91)

Weighted average number of shares:
Basic	20,355	20,355	20,355	20,354	20,354	20,354

Diluted	20,355	20,355	20,355	20,354	20,354	20,354

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Related Party Transactions

(a) Transactions with Motorola

Motorola purchased 0.4 million shares of the Company’s common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $397.7 million, $510.5 million and $662.0 million for the years ended November 30, 2004, 2003 and 2002, respectively. Included in accounts payable at November 30, 2004 and 2003 was approximately $61.8 million and $65.4 million, respectively, due to Motorola for purchases of inventory.

(b) Employment Agreement

In July 2002, the Company entered into a new employment agreement with A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia, in anticipation of the expiration of the existing employment agreement in January 2003. In connection with the execution of his employment agreement, Mr. Horng received a signing bonus of $1.5 million.

The Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005 Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement.

(c) Consulting Agreement

In July 2001, the Company entered into a Consulting Agreement with Alan H. Goldfield, pursuant to which the Company engaged Mr. Goldfield to perform such services for the Company as are mutually agreeable to Mr. Goldfield and the Chief Executive Officer of the Company. The Company agreed to pay Mr. Goldfield 5% of net earnings from certain new business conducted in the Company’s Asia-Pacific operations. No payments have been made to date pursuant to the Consulting Agreement. On May 6, 2005, the Company received notice from Mr. Goldfield of his intent to terminate the Consulting Agreement within 30 days pursuant to the terms of the Consulting Agreement. The Consulting Agreement has now been terminated.

Also in July 2001, the Company entered into a Separation Agreement and Release with Mr. Goldfield pursuant to which the Company may engage Mr. Goldfield to provide information or assistance in connection with all matters relating to or arising out of his former employment with the Company or pertaining to the general business operations of the Company. In return for this information and assistance, the Company pays Mr. Goldfield his pre-approved, reasonable, actual, out-of-pocket expenses plus the greater of $1,500 per day or the highest per day amount then being paid to members of the Board for services other than services provided as a member of the Board. Until July 5, 2006, the Company must also provide Mr. Goldfield with certain life insurance, disability insurance and medical insurance. For fiscal years 2003 and 2002, the Company paid Mr. Goldfield $56,000 and $241,077, respectively, in connection with services provided pursuant to the Separation Agreement and Release. No payments were made to Mr. Goldfield for services pursuant to this agreement in fiscal 2004.

(4) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and notes payable as of November 30, 2004 and 2003 approximate fair value due to the short maturity of these instruments. The market value of the Company’s 12% Senior Subordinated Notes, $12.4 million, is the same as carrying value and is based on the Company’s estimate of interest rates available for similar instruments.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Property and Equipment

Property and equipment consisted of the following at November 30, 2004 and 2003 (in thousands):

	2004	2003
Land and buildings (useful life of buildings—20 – 30 years)	$6,356	6,210
Furniture, fixtures and equipment (useful life—3 to 5 years)	33,522	31,632
Leasehold improvements (useful life—shorter of term of lease or life of improvement)	4,293	4,245

	44,171	42,087
Less accumulated depreciation and amortization	(31,968)	(29,385)
Impairment of assets	(1,650)	—

	$10,553	12,702

(6) Investments in Affiliated Companies

In January 2000, the Company acquired for $4.1 million 3.5% of the issued and outstanding common stock of Arcoa Communications Co. Ltd, (“Arcoa”) a telecommunications retail store chain in Taiwan. Arcoa’s common stock is not traded on a foreign market of the breadth and scope comparable to a U.S. market, and the Company accounts for the investment on the cost basis.

The Company periodically received indications that shares were being exchanged at amounts less than the Company’s purchase price. Based on the continuing decline in the Taiwan stock exchange and the Taiwan economy, the Company considered that the decrease in value of its investment was other than temporary. In the third quarter of 2001, the Company recorded an impairment charge of $2.2 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value, which the Company believed was the best indicator of the fair value of the investee. The Company continued to monitor the overall market conditions in Taiwan and again considered the investment to be impaired in the fourth quarter of 2002 and recorded a charge of $0.1 million and again considered the investment to be impaired in the fourth quarter of 2003 and recorded a charge of $0.1 million to write-down the Company’s investment to the Company’s pro rata share of the retailer’s net book value. The Company’s remaining investment of $1.8 million at November 30, 2004, is included in other assets in the consolidated balance sheet.

(7) Debt

Debt consisted of the following at November 30, 2004 and 2003 (in thousands):

	2004	2003
Notes payable
Revolving Credit Facility	$35,777	19,305
People’s Republic of China notes payable and credit facilities (collateralized by accounts receivable)	55,444	88,492
Taiwan notes payable and credit facilities	1,707	—

	92,928	107,797
12% Senior subordinated notes	12,374	12,374

Total debt	$105,302	120,171

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in November 2006. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of minimum net worth and certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of November 30, 2004, and decreases by $850,000 per year until September 2006 and remaining at $425,000 thereafter. As of November 30, 2004, the Company had borrowed $35.8 million, at an interest rate of 5.50%. Under the Facility, the Company had additional borrowing availability of $26.4 million at November 30, 2004.

From February 2004 to September 2005, the Company amended the Facility and obtained waivers that modified financial covenants, increased borrowing availability under the Facility, extended the maturity date until November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, and the Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Subordinated Notes. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to sell the Company’s operations in the PRC, Hong Kong and Taiwan (the “Greater China Operations”). While the Company has received a waiver for noncompliance with certain financial covenants for the quarter ended November 30, 2004, the Company expects to be in violation of similar covenants during 2005. The Company is working with its lender to modify these covenants for 2005. While the Company expects to obtain modifications or waivers for the expected noncompliance with these covenants, there can be no assurance that such waivers or modifications will be received.

At November 30, 2004, the Company’s operations in the PRC had various short-term borrowings totaling approximately 459 million Renminbi (“RMB”) (approximately USD $55.4 million). The borrowings consist of revolving lines of credit and factoring facilities. The facilities have interest rates ranging from 3.40% to 5.04% and have maturity dates through August 2005. The short-term borrowings have been paid as they have matured. The Company has $5.0 million cash on deposit in Hong Kong serving as collateral for borrowings in the PRC, which is shown as restricted cash on the balance sheet.

At November 30, 2004, the Company’s operations in Taiwan had short-term borrowing facilities that totaled New Taiwan Dollar (“NTD”) 130 million (approximately USD $4.0 million), of which USD $1.7 million had been borrowed. The facilities are collateralized by real property owned by the operations and certain accounts receivable and have interest rates from 3.36% to 5.00%. The facilities have maturities through November 2005.

At November 30, 2004, $12.4 million of the Company’s 12% Senior Notes due January 2007 were outstanding. The Senior Notes bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its subordinated notes, confirming that their audit examination included a review of the terms of the indenture and stating whether any default or event of default had come to their attention, and (c) file its Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company has received no such notice from either the trustee or a majority of the bondholders. The Company has cured the default relating to filing the Form 10-K. The Company expects its independent accountants to deliver a letter to the trustee and expects to file its Form 10-Q’s within the next sixty days. If the Company is not successful in obtaining waivers or modifications for the expected noncompliance with financial covenants under the Company’s Facility, the lender could declare the Company in default and accelerate the Facility, which would result in an event of default under the trust indenture. While the Company expects to receive a waiver or modification for noncompliance with the covenants from the lender, there can be no assurance that the waivers or modifications will be received. Accordingly the Company has classified the Senior Notes as a current liability.

(8) Income Taxes

The Company’s income (loss) from continuing operations before income taxes was comprised of the following for the years ended November 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
		(as restated)	(as restated)
United States	$(8,989)	(3,311)	11,231
International	(83,877)	(35,924)	5,523

Total	$(92,866)	(39,235)	16,754

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision (benefit) for income taxes for the years ended November 30, 2004, 2003 and 2002 consisted of the following (in thousands):

	Current	Deferred	Total
Year ended November 30, 2004
United States:
Federal	$—	7,490	7,490
State	190	—	190
International	(1,080)	14,511	13,431

Total	$(890)	22,001	21,111

Year ended November 30, 2003 (as restated)
United States:
Federal	$—	(4,405)	(4,405)
State	160	—	160
International	5,734	(15,996)	(10,262)

Total	$5,894	(20,401)	(14,507)

Year ended November 30, 2002 (as restated)
United States:
Federal	$—	45,233	45,233
State	90	—	90
International	7,591	(6,261)	1,330

Total	$7,681	38,972	46,653

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
		(as restated)	(as restated)
Expected tax expense (benefit)	$(32,503)	(13,733)	5,864
International and U.S. tax effects attributable to international operations	(6,438)	1,717	28,517
State income taxes, net of federal benefits	123	108	59
Non-deductible goodwill and other	50	245	4,848
Change in valuation allowance	47,375	(1,309)	4,140
Tax basis in foreign subsidiary	—	(2,900)	—
Cumulative effect of prior years’ restatement	13,417	—	—

Foreign dividend	—	—	1,446
Dispositions	(109)	1,388	1,429
Other, net	(804)	(23)	350

Actual tax (benefit) expense	$21,111	(14,507)	46,653

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2004 and 2003 is presented below (in thousands):

	2004	2003
		(as restated)
Deferred income tax assets:
United States:
Accounts receivable	$14,293	14,907
Inventory adjustments for tax purposes	2,921	787
Net operating loss carryforwards	27,550	22,576
Foreign tax credit carryforwards	607	607
Capital losses	3,160	3,160
Debt issuance cost	147	215
Prepaid bond interest	1,110	1,623
Goodwill	3,825	3,825
Other, net	2,240	2,125
International:
Accounts receivable	15,847	7,553
Net operating loss carryforwards	12,460	13,066
Other, net	989	3,961

	85,149	74,405
Valuation allowance	(57,516)	(10,141)

	$27,633	64,264

Deferred income tax liabilities:
United States unremitted foreign earnings	$12,482	27,354

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2004, the Company has deferred income tax assets, net of valuation allowances, of $27.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance for deferred income tax assets as of November 30, 2003 and 2004 was $10.1 million and $57.5 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2004 and 2003 was an increase of $47.4 million and a decrease of $1.4 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was the projected profitability of the North American, Miami and Mexico operations over the next three to five years as well as tax planning strategies involving the Company’s financial subsidiary in the Netherlands. The Company needs to generate $28.9 million in pre-tax income, as well as implement the planned strategies, over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years being considered for these projections change. At November 30, 2004, the Company had U.S. Federal net operating loss carryforwards of approximately $78.7 million, which will begin to expire in 2020.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Exchange Offer (see Note 11), the Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code. The Company may have limitations beginning with the year ended November 30, 2002 on the utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Prior to the fourth quarter of 2002, the Company did not accrue for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of its international subsidiaries because earnings had been reinvested and, in the opinion of management, would continue to be reinvested indefinitely. Accordingly, there was no liability recorded for such potential U.S. Federal income taxes. As a result of the progress in the fourth quarter of 2002 in evaluating the strategic options with regard to its Asia-Pacific Region, it was determined that the Company is now required to account for the earnings in its Asia-Pacific Region as not being permanently reinvested since the Company has manifested its intent to pursue possible transactions designed to allow the Company to withdraw and return to the U.S. some or all of the value of those operations. Accordingly, in the quarter ended November 30, 2002, the Company was required to accrue U.S. Federal income taxes on the undistributed earnings of the Asia-Pacific Region of approximately $39.3 million. As of November 30, 2004, the accrual of U.S. Federal income taxes on the undistributed earnings is approximately $12.5 million.

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

As of November 30, 2004, the Company had not provided for U.S Federal incomes taxes on earnings of its Mexico and Chile subsidiaries of approximately $1.4 million as these earnings were considered permanently reinvested.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Leases

The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to five years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $3.9 million, $3.7 million and $3.1 million for the years ended November 30, 2004, 2003 and 2002, respectively. Future minimum lease payments under operating leases as of November 30, 2004 are as follows (in thousands):

Year Ending November 30,	Amount
2005	$3,079
2006	2,419
2007	1,770
2008	1,154
2009	215
Thereafter	—

(10) Impairment of Assets and Repositioning of Operations

For the year ended November 30, 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region, primarily due to losses in the PRC. This operating loss was a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, and deteriorating relationships with the Small Bees. The Company has determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have to invest significant amounts of capital, access to which the Company does not currently have, reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also believes that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations will be cost-prohibitive given the difficulties caused by the geographic distance from Corporate, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China. Accordingly, the Company has decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005 Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company will also retain certain claims against vendors. In addition, certain guarantees of payables by the Company will be cancelled. There were no outstanding balances on the payables guaranteed by the Company at August, 31, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion. On August 25, 2005, the Company entered into an agreement with Mrs. L.C. Lin, a Taiwanese individual and former employee of the Taiwan operations to sell its Taiwan operations for nominal consideration. The Taiwan operations had not been profitable since the fourth quarter of 2002. At November 30, 2004, the Company has reduced the carrying value of these operations to their estimated net realizable value of $21.1 million. The estimated net realizable value at November 30, 2004 includes cash repatriated to Corporate in August 2005 of $1.6 million as well as estimated losses of $11.2 million from the operations of PRC, Hong Kong and Taiwan during the period from December 1, 2004 to August 31, 2005. The losses from December 1, 2004 to August 31, 2005 are included in the net realizable value at November 30, 2004, as the operations funded these losses.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the decision, the Company recorded an impairment charge of $1.8 million, which included a credit of $0.1 million for accumulated foreign currency translation adjustments, $1.6 million for property and equipment, and $0.3 for other long-term assets. The property and equipment and other long-term assets were reduced to estimated net realizable value.

Following is a summary of the Greater China Operations for the years ended November 30, 2004, 2003, and 2002 (in thousands):

	Greater China Operations
	2004	2003	2002
		(as restated)	(as restated)
Revenues	$447,976	722,211	949,709
Cost of goods sold	491,712	723,633	898,193

Gross margin	(43,736)	(1,422)	51,516
Selling, general & administrative	28,397	22,459	19,585
Impairment of assets	1,787	—	—

Operating income (loss)	$(73,920)	(23,881)	31,931

	November 30, 2004	November 30, 2003
		(as restated)
Current assets	$85,159	205,082
Non-current assets	6,430	10,416

Total assets	91,589	215,498

Current liabilities	70,419	113,680
Non-current liabilities	76	—

Total liabilities	70,495	113,680

Net	$21,094	101,818

In the third quarter of 2004, the Company decided to exit its operations in The Philippines. These operations had not been profitable since the first quarter of 2002 and did not present significant growth opportunities for the Company. As a result of this decision, the Company recorded a charge of $1.5 million, including impairment of assets of $1.3 million to reduce the carrying value of the net assets of The Philippines operations to the estimated net realizable value, principally all of which related to accumulated foreign currency translation. At December 31, 2004, the Philippines operations were closed except for administrative matters.

Following is a summary of the operations for the Philippines for the years ended November 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenues	$2,537	29,392	25,116
Cost of sales	3,079	29,346	24,088

Gross profit	(542)	46	1,028
Selling, general and administrative expenses	933	1,638	1,058
Impairment of assets	1,311	—	—

Operating loss	$(2,786)	(1,592)	(30)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. As a result, the Company recorded a $4.0 million net asset impairment charge. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment. On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management and recorded a pre-tax loss of $0.1 million. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note.

The notes are fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. For purposes of the statement of operations, the Company has not classified the Colombia operations as discontinued because of the continuing sale of products to carrier customers in Colombia from the Company’s Miami export operations and the export of products to other customers in South America.

Following is a summary of the operations in Colombia (in thousands):

	2004	2003	2002
Revenues	$16,294	45,681	78,555
Cost of sales	14,982	43,515	74,638

Gross profit	1,312	2,166	3,917
Selling, general and administrative expenses	1,178	2,569	3,203

Operating income (loss)	$134	(403)	714

In 2002, the Company decided that it would exit the United Kingdom (the “U.K.”), Peru and Argentina. As a result of the decision, the Company recorded a net charge of $6.7 million, including an impairment charge of $3.7 million, which included $2.2 million for accumulated foreign currency translation adjustments and $1.5 million for property and equipment. The property and equipment was reduced to estimated market value. During the third quarter of 2002, the Company completed its divestitures of its Peru and Argentina operations at approximately book value to local management and closed the U.K. operations. In the divestitures, the Company obtained promissory notes totaling $0.9 million and $0.2 million for Peru and Argentina, respectively. These promissory notes are fully reserved and will remain reserved pending receipt of payments by the Company. The 2003 results include a reversal of an allowance of $0.4 million related to the closure of the U.K. operation as the amounts collected on accounts receivable exceeded the original estimates and the reversal of an accrual of a lease obligation of $0.7 million for the U.K. operation assigned to a third party.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the income statement classification of the charge for the U.K., Peru and Argentina (in thousands):

	Initial charge	Change in estimates	Net Charge 2002	2003	Net Charge
Cost of sales	$2,256	(1,131)	1,125	—	1,125
Selling, general and administrative expenses	1,691	(588)	1,103	(433)	670
Impairment of assets	3,655	—	3,655	—	3,655
Severance and exit charges	2,566	—	2,566	(710)	1,856

Total charge	10,168	(1,719)	8,449	(1,143)	7,306
Tax benefit	(184)	(1,541)	(1,725)	—	(1,725)

Net charge	$9,984	(3,260)	6,724	(1,143)	5,581

Of the $2.6 million in severance and exit charges, all of which consisted of expected cash outlays, $1.9 million had been paid or settled at November 30, 2002 as part of the divestiture of the Company’s Peru and Argentina operations and the shutdown of the U.K. operations. The remaining $0.7 million related to lease payments associated with the U.K. operations. The year ended November 30, 2003, includes a reversal of the accrual of the lease obligation of $0.7 million for the U.K. operation as the lease has been assigned to a third party.

The severance and exit charge consists of the following (in thousands):

	2002	2003	Net Charge
Severance—80 employees	$1,626	—	1,626
Lease accruals	780	(710)	70
Other	160	—	160

	$2,566	(710)	1,856

Following is a summary of the combined results of operations, included in the Consolidated Financial Statements for the U.K., Peru, and Argentina (in thousands):

	2004	2003	2002
Revenues	$—	—	63,942
Cost of sales	(475)	—	61,585

Gross profit	475	—	2,357
Selling, general and administrative expenses	—	125	6,893
Impairment of assets	—	—	3,655
Severance and exit charges	—	(710)	2,566

Operating income (loss)	$475	585	(10,757)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Early Extinguishment of Debt

At November 30, 2001, the Company had $150.0 million of 5% Convertible Subordinated Notes (the “Subordinated Notes”) due October 15, 2002, which were convertible into 1.1 million shares of common stock at $138.34 per share (adjusted for the effect of the one-for-five reverse stock split effective on February 22, 2002) at any time prior to maturity.

On January 14, 2002, the Company filed an S-4 registration statement (the “Exchange Offer”) with the Securities and Exchange Commission. On February 20, 2002, the Company completed its Exchange Offer for its $150.0 million of Subordinated Notes. Holders owning $128.6 million of Subordinated Notes exchanged them for $47.2 million in cash, $12.4 million of Senior Notes, and $39.1 million of 5% Senior Subordinated Convertible Notes due November 2002 (the “Senior Convertible Notes”). Upon completion of the Exchange Offer, $21.4 million of the Subordinated Notes were not exchanged. By August 31, 2002, the Company had extinguished $4.4 million of the Subordinated Notes not tendered in the Exchange Offer in a series of transactions using various combinations of cash and the Company’s common stock. The remaining $16.9 million of its Subordinated Notes were redeemed at maturity for cash on October 15, 2002.

The Company realized a gain on early extinguishment of debt of $17.1 million as a result of the Exchange Offer. The exchange was accounted for as a troubled debt restructuring in accordance with SFAS No. 15. Accordingly, the total future interest payments of $8.8 million on the Senior Notes and Senior Convertible Notes were accrued upon completion of the Exchange Offer and were included in accrued expenses ($3.4 million) and other long-term liabilities ($5.4 million). As of November 30, 2004, the Company had made cash payments of $5.2 million for interest associated with the Senior Notes and Senior Convertible Notes since their issuance. The Company has future interest payments accrued of $3.6 million in accrued expenses at November 30, 2004. As of November 30, 2003, the Company had made cash payments of $3.7 million for interest associated with the Senior Notes and Senior Convertible Notes since their issuance. The Company had future interest payments accrued of $1.5 million in accrued expenses and $3.6 million in other long-term liabilities at November 30, 2003. The Company will not recognize these payments as interest expense in future periods.

The following summarizes the gain on early extinguishment of debt in 2002 (in thousands):

	Exchange Offer	Other Transactions	Total
Face amount of Subordinated Notes	$128,616	4,446	133,062
Deferred loan costs related to Subordinated Notes	(507)	(8)	(515)

Book value of Subordinated Notes	128,109	4,438	132,547
Consideration and expense
Cash	47,205	2,435	49,640
Senior Convertible Notes issued	39,148	—	39,148
Senior Notes issued	12,374	—	12,374
Common stock issued	—	1,884	1,884
Future interest payments on notes issued	8,793	—	8,793
Expenses incurred	3,500	—	3,500

Gain on exchange	$17,089	119	17,208

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Discontinued Operations

In 2004, the Company decided to exit its operations in Singapore. These operations had not been profitable since 2002 and did not present significant growth opportunities for the Company. As a result of this decision, the Company recorded a charge of $2.3 million, including impairment of assets of $1.7 million to reduce the carrying value of the net assets of its Singapore operations to the estimated net realizable value. The impairment of assets included $1.6 million for accumulated foreign currency translation and $0.1 million for property and equipment. On November 12, 2004, the Company completed the divestiture of its Singapore operations to a local group that included the former general manager of the operations. The purchase price was $2.5 million in cash and the Company recorded a pre-tax loss of $0.2 million.

In 2003, the Company completed the sale of its Netherlands operations, to a group which included local management, and recorded an impairment charge of $0.8 million, none for accumulated foreign currency translation adjustments, to reduce the carrying value of the net assets of its Netherlands operations to the estimated net realizable value. The purchase price was $2.1 million in cash. Also, in 2003 the Company sold its Sweden operations, to AxCom AB. The purchase price was $10.9 million in cash and the Company recorded a pre-tax gain of $0.8 million including a charge of $0.3 million for accumulated foreign currency translation adjustments.

In connection with the sale of its operations in The Netherlands, Sweden and Singapore, the Company has reclassified to discontinued operations, for all periods presented, the results and related charges for The Netherlands, Sweden and Singapore operations.

The results of discontinued operations in Sweden, The Netherlands and Singapore for the years ended November 30, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Revenues	$57,724	231,207	273,031
Cost of sales	56,831	224,785	263,207

Gross Profit	893	6,422	9,824
Selling, general and administrative expenses	1,546	5,091	5,497
Impairment of assets	1,668	763	—

Operating income (loss)	(2,321)	568	4,327

Other income (expense):
Interest expense	(1)	(352)	(4)
Gain (loss) on sale of assets	(188)	818	—
Other, net	16	174	1,150

Total other income (expense)	(173)	640	1,146

Income (loss) before income taxes	(2,494)	1,208	5,473
Provision (benefit) for income taxes	1,646	(1,779)	3,539

Discontinued operations	$(4,140)	2,987	1,934

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Valuation and Qualifying Accounts

Following is a summary of valuation and qualifying accounts for the years ended November 30, 2004, 2003 and 2002 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Charged to activation income	Deductions, net of recoveries	Balance at end of period
Allowance for doubtful accounts
November 30, 2004	$60,134	10,303	—	(8,852)	61,585
November 30, 2003	57,703	3,688	125	(1,382)	60,134
November 30, 2002	57,359	4,552	—	(4,208)	57,703

Reserve for inventory obsolescence
November 30, 2004	26,785	29,158	—	(7,456)	48,487
November 30, 2003	11,589	20,144	—	(4,948)	26,785
November 30, 2002	16,188	10,728	—	(15,327)	11,589

Customer rebates
November 30, 2004	14,485	39,945	—	—	54,430
November 30, 2003	8,049	6,436	—	—	14,485
November 30, 2002	2,030	6,019	—	—	8,049

(14) Segment and Related Information

The Company operates predominantly within one industry, the sale of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: Asia-Pacific, North America, which consists of the United States, Latin America, which includes Mexico and the Company’s Miami, Florida operations (“Miami”). Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant. Segment information for the years ended November 30, 2004, 2003 and 2002 follows (in thousands):

	Asia-Pacific	Latin America	North America	Europe	Corporate	Total
November 30, 2004
Revenue from external customers	$450,542	382,074	439,407	—	—	1,272,023
Impairment of assets	3,098	—	—	—	—	3,098
Operating income (loss)	(76,828)	7,575	1,512	475	(19,560)	(86,826)
Income (loss) from continuing operations before interest & income taxes	(75,972)	6,661	(2,534)	475	(15,290)	(86,660)
Total assets	93,503	141,684	87,208	668	30,173	353,236
Depreciation and amortization	1,855	1,298	1,675	—	1,341	6,169
Capital expenditures	112	624	3,983	—	382	5,101

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asia-Pacific	Latin America	North America	Europe	Corporate	Total
November 30, 2003 (as restated)
Revenue from external customers	$751,957	366,678	529,204	—	—	1,647,839
Severance and exit charges	—	—	—	(710)	—	(710)
Impairment of assets	—	3,966	—	—	—	3,966
Operating income (loss)	(25,539)	(5,005)	13,345	585	(18,267)	(34,881)
Income (loss) from continuing operations before interest & income taxes	(25,690)	(5,154)	9,965	585	(13,902)	(34,196)
Cumulative effect of a change in accounting principle, net of taxes	(8,496)	—	—	(8,657)	—	(17,153)
Total assets	240,383	103,931	106,714	4,110	55,588	510,726
Depreciation and amortization	1,963	1,367	1,029	—	1,375	5,734
Capital expenditures	1,110	921	622	—	365	3,018
November 30, 2002 (as restated)
Revenue from external customers	$975,150	341,632	558,173	47,467	—	1,922,422
Severance and exit charges	—	561	—	2,005	—	2,566
Impairment of assets	—	2,532	—	1,123	—	3,655
Operating income (loss)	31,655	(15,047)	18,774	(8,042)	(20,893)	6,447
Gain on early extinguishment of debt	—	—	—	—	17,208	17,208
Income (loss) from continuing operations before interest & income taxes	31,698	(16,700)	14,873	(8,066)	1,082	22,887
Total assets	216,656	117,151	72,863	46,535	49,866	503,071
Depreciation, amortization and impairment of assets	2,526	2,031	1,137	138	1,647	7,479
Capital expenditures	3,878	1,198	386	26	1,066	6,554

A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2004, 2003, and 2002 follows (in thousands):

	2004	2003	2002
		(as restated)	(as restated)
Income (loss) before interest, income taxes and cumulative effect of a change in accounting principle, net of taxes	$(86,660)	(34,196)	22,887
Interest expense per the consolidated statements of operations	(6,503)	(5,553)	(7,560)
Interest income included in other, net in the consolidated statements of operations	297	514	1,427

Income (loss) before income taxes and cumulative effect of a change in accounting principle, net of taxes	$(92,866)	(39,235)	16,754

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical information for the years ended November 30, 2004, 2003 and 2002, follows (in thousands):

	2004		2003		2002
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
			(as restated)		(as restated)
United States(1)	$557,853	7,379	628,821	5,896	613,402	11,109
People’s Republic of China	432,800	1,509	681,354	3,411	880,872	3,640
Hong Kong	9,884	3,556	25,839	3,813	38,873	6,051
United Kingdom	—	—	—	—	47,467	—
Mexico	179,674	771	188,453	1,348	185,627	2,196
All other countries	91,812	2,292	123,372	4,393	156,181	5,321

	$1,272,023	15,507	1,647,839	18,861	1,922,422	28,317

(1)	For purposes of the geographical information above, the Company’s Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

No customer accounted for 10% or more of consolidated revenues in the years ended November 30, 2004 and 2003. A customer in the Asia-Pacific Region accounted for approximately 12.1% or $232.3 million of consolidated revenues for the year ended November 30, 2002. The same customer accounted for 13.9%, 15.8% and 23.8% of the Asia-Pacific Region revenues for the years ended November 30, 2004, 2003 and 2002, respectively. A customer in the North American Region accounted for 21.2% and 11.7% of the region’s revenues for the years ended November 30, 2004 and 2003, respectively. Another customer accounted for 20.3% and 27.2% of the region’s revenues for the year ended November 30, 2003 and 2002, respectively. A customer in the Latin American Region accounted for 32.1%, 25.8% and 11.7% of the region’s revenues for the years ended November 30, 2004, 2003 and 2002, respectively. Another customer accounted for 14.9% of the regions revenues for the year ended November 30, 2002.

(15) Stockholders’ Equity

(a) Common Stock Options

As of November 30, 2004, the Company had stock option plans covering 2.39 million shares of its common stock, of which 160,000 shares had not been approved by security holders. Currently, stock options are only granted pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “Plan”). Options under the Plan generally expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options generally have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. From time to time, the Company has granted options that contain provisions that accelerate the vesting periods if certain events occur. The exercise price is equal to the fair market value of the common stock on the date of grant.

The Company’s non-employee directors also receive grants under the Plan. In March 2004, the Company’s 1994 Amended and Restated Director Non-Qualified Stock Option Plan (“Directors’ Option Plan”) expired. The Directors’ Option Plan provided that each non-employee director of the Company as of the date the Directors’ Option Plan was adopted and each person who thereafter became a non-employee director would automatically be granted an option to purchase 1,500 shares of common stock. The exercise price was equal to the fair market

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the common stock on the date of grant. Each option granted under the Directors’ Option Plan became exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also received an annual grant of an option to purchase 1,000 shares of Company common stock under the Company’s 1993 Long-Term Incentive Plan, which terminated on December 3, 2003. The Company intends to make similar grants to non-employee directors under the current Plan.

Most options vest over a four year period and have an exercise price equal to the fair market value of the Company’s common stock as of market close on the date of grant. The per share weighted-average fair value of stock options granted during the years ended November 30, 2004, 2003 and 2002, was $5.63, $3.38 and $2.34, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0.00%	0.00	0.00
Volatility	86.00	88.00	90.00
Risk-free interest rate	3.10	2.70	3.50
Expected term of options (in years)	3.40	3.40	3.40

Stock option activity during the years ended November 30, 2004, 2003 and 2002, is as follows:

	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Prices
Granted	143,500	8.783	387,800	5.746	484,300	3.873
Exercised	11,262	7.289	1,877	7.956	—	0.000
Forfeited	164,291	17.951	95,173	19.405	337,568	19.312
Outstanding, end of year	1,786,355	19.383	1,818,408	20.007	1,527,658	23.828
Exercisable, end of year	1,193,844	26.177	944,639	31.303	721,717	37.165
Reserved for future grants under the Plan	872,250

For options outstanding and exercisable as of November 30, 2004, the exercise prices and remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in years)	Average Exercise Prices	Number Exercisable	Average Exercise Prices
$ 3.2500 – 4.6800	477,825	7.73	$3.9400	208,625	$3.8495
$ 5.4500 – 10.2500	621,213	7.30	7.6361	364,653	8.8987
$ 11.9000 – 49.3750	522,691	3.64	35.5202	455,941	38.9783
$ 51.5650 – 89.5500	164,625	3.18	57.2920	164,625	57.2920

	1,786,354	5.97	19.3826	1,193,844	26.1772

(b) Stockholder Rights Plan

The Company has a Stockholder Rights Plan (the “Rights Plan”), which provides that the holders of the Company’s common stock receive five-thirds of a right (“Right”), as adjusted for prior stock splits, for each

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of the Company’s common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company’s common stock or stock of an acquirer of the Company at a 50% discount. However, in certain circumstances, the Board may make a determination that such an acquisition is made inadvertently, in which case the Rights Plan would not be triggered. The Rights expire on January 9, 2007, unless earlier redeemed by the Company.

(16) Vendor Concentration

The Company purchased its products from more than 20 suppliers in fiscal 2004. For the years ended November 30, 2004 and 2003, Nokia and Motorola accounted for approximately 60% of the Company’s product purchases and 74% for the year ended November 30, 2002.

(17) Commitments and Contingencies

(a) Legal Proceedings

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleged breach of fiduciary duty and corporate waste in connection with the Company’s proposed CellStar Asia Transaction. The Everson Suit sought injunctive and other equitable relief, recissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company announced on September 20, 2004, that it would not proceed with the CellStar Asia Transaction at issue in the Everson Suit due to changes in the PRC’s economic environment and handset industry. On May 25, 2005, the Court entered a final order and judgment dismissing the Everson Suit without prejudice as moot and awarding plaintiff’s attorneys’ fees and expenses in the amount of $250,000 plus post-judgment interest.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

(b) Retirement Plans

The Company established a savings plan for employees in 1994. Employees are eligible to participate upon completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made contributions of approximately $0.3 million to the plan for each of the years ended November 30, 2004, 2003 and 2002. The Company’s operation in Taiwan has a pension fund that is open to all of the employees in the Taiwan operation. Employees do not contribute to the plan and the Company may make contributions ranging between 2% to 15% of the monthly payroll. As of November 30, 2004, the estimated liability on this plan is approximately $0.4 million.

CELLSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated) (a)	(as restated) (a)	(as restated) (a)
2004 (b)
Revenues	$412,571	279,107	274,979	305,366
Gross Profit	(4,816)	(1,758)	9,320	3,850
Net loss	(18,645)	(19,652)	(14,150)	(65,670	)(c)
Net loss per share:
Basic:	(0.92)	(0.96)	(0.69)	(3.22)
Diluted:	(0.92)	(0.96)	(0.69)	(3.22)
2003 (as restated) (a)
Revenues	$423,740	370,481	385,038	468,580
Gross Profit	17,072	8,381	19,621	12,130
Net income (loss)	(22,020)	(13,346)	598	(4,126)
Net income (loss) per share:
Basic:	(1.08)	(0.66)	0.03	(0.20)
Diluted:	(1.08)	(0.66)	0.03	(0.20)

(a)	The Company has restated its quarterly financial statements for certain issues related to accounts receivable and revenue in the Asia-Pacific Region. (See Note 2 to the accompanying Notes to Consolidated Financial Statements).

(b)	The Company had an operating loss of $76.8 million in the Asia-Pacific Region in 2004 primarily as a result of changes in the market conditions in the PRC, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, and deteriorating relationships with the Small Bees. The Company decided to exit the Asia-Pacific Region in 2005.

(c)	The Company increased the valuation allowance for deferred tax assets by $47.4 million.

S-1