Form 10-Q
period 2005-02-28
CELLSTAR CORP
filed 2005-10-11
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

(972) 466-5000

(Registrant’s telephone number including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

On October 6, 2005, there were 20,509,529 outstanding shares of common stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	February 28, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,491	13,179
Accounts receivable (less allowance for doubtful accounts of $38,883 and $39,481, respectively)	102,282	116,947
Inventories	71,854	87,253
Deferred income taxes	10,361	10,361
Prepaid expenses	5,849	7,900
Assets held for sale - Asia Pacific Operations	94,753	98,943

Total current assets	299,590	334,583

Property and equipment, net	6,834	7,306
Deferred income taxes	9,568	9,568
Other assets	2,194	1,779

	$318,186	353,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$20,760	35,777
Accounts payable	147,064	162,850
Accrued expenses	20,981	18,985
Deferred income taxes	12,482	12,482
12% Senior subordinated notes	—	12,374
Liabilities - Asia Pacific Operations	73,589	76,895

Total current liabilities	274,876	319,363

12% Senior subordinated notes	12,374	—
Other long-term liabilities	1,357	—

Total liabilities	288,607	319,363

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,367,504 shares issued and outstanding	204	204
Additional paid-in capital	123,489	123,489
Accumulated other comprehensive loss—foreign currency translation adjustments	(8,316)	(8,405)
Retained deficit	(85,798)	(81,415)

Total stockholders’ equity	29,579	33,873

	$318,186	353,236

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended
	February 28, 2005	February 29, 2004
		(as restated)
Revenues	$227,043	201,414
Cost of sales	216,909	187,641

Gross profit	10,134	13,773

Selling, general and administrative expenses	12,489	16,121

Operating loss	(2,355)	(2,348)

Other income (expense):
Interest expense	(1,135)	(730)
Other, net	46	110

Total other income (expense)	(1,089)	(620)

Loss from continuing operations before income taxes	(3,444)	(2,968)

Benefit for income taxes	—	(977)

Loss from continuing operations	(3,444)	(1,991)

Discontinued operations	(939)	(16,654)

Net loss	$(4,383)	(18,645)

Net loss per share:

Basic and diluted:

Loss from continuing operations	$(0.17)	(0.10)
Discontinued operations	(0.05)	(0.82)

Net loss per share	$(0.22)	(0.92)

Weighted average number of shares:
Basic and diluted	20,367	20,360

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Three months ended February 28, 2005 and February 29, 2004

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (deficit)	Total
	Shares	Amount
Balance at November 30, 2004	20,367	$204	123,489	(8,405)	(81,415)	33,873
Comprehensive loss:
Net loss	—	—	—	—	(4,383)	(4,383)
Foreign currency translation adjustment	—	—	—	89	—	89

Total comprehensive loss						(4,294)

Balance at February 28, 2005	20,367	$204	123,489	(8,316)	(85,798)	29,579

Balance at November 30, 2003 (as restated)	20,356	$204	123,407	(12,540)	36,702	147,773
Comprehensive loss:
Net loss (as restated)	—	—	—	—	(18,645)	(18,645)
Foreign currency translation adjustment	—	—	—	839	—	839

Total comprehensive loss						(17,806)
Common stock issued under stock option plans	6	—	45	—	—	45

Balance at February 29, 2004 (as restated)	20,362	$204	123,452	(11,701)	18,057	130,012

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended February 28, 2005 and February 29, 2004

(Unaudited)

(In thousands)

	2005	2004
		(as restated)
Cash flows from operating activities:
Net loss	$(4,383)	(18,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Recovery of doubtful accounts	(604)	(520)
Provision for inventory obsolescence	947	1,148
Depreciation and amortization	906	978
Deferred income taxes	—	(3,828)
Changes in operating assets and liabilities:
Accounts receivable	15,358	13,047
Inventories	14,452	(567)
Prepaid expenses	2,051	1,725
Other assets	(233)	(82)
Accounts payable	(15,786)	(20,373)
Accrued expenses	3,353	(1,749)
Income taxes payable	—	(714)
Discontinued operations	16,960	5,953

Net cash provided by (used in) operating activities	33,021	(23,627)

Cash flows from investing activities:
Purchases of property and equipment	(240)	(790)
Discontinued operations	993	15,580

Net cash provided (used in) by investing activities	753	14,790

Cash flows from financing activities:
Borrowings on notes payable	184,714	187,550
Payments on notes payable	(199,731)	(179,954)
Additions to deferred loan costs	(376)	—
Net proceeds from issuance of common stock	—	45
Discontinued operations	(17,069)	11

Net cash provided by (used in) financing activities	(32,462)	7,652

Net increase (decrease) in cash and cash equivalents	1,312	(1,185)
Cash and cash equivalents at beginning of period	13,179	13,262

Cash and cash equivalents at end of period	$14,491	12,077

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004 (the “Form 10-K”).

The Company has not materially changed its significant accounting policies from those disclosed in the Form 10-K and has reclassified certain prior period financial statement amounts to conform to the current year presentation.

(2) Restatement

In early 2005 certain issues were raised regarding some of the accounts receivable and revenue in the Company’s operations in the People’s Republic of China (the “PRC”). The issues primarily focused on three areas: (1) whether or not certain sales to the Company’s local distributors (the “Small Bees”) were valid; (2) whether claims made by the Small Bees for credits related to certain sales by the Company to the Small Bees should be recorded as a reduction in revenues; and (3) the accounting for certain trade receivables with informally extended credit terms.

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company has restated its previously reported financial results for periods prior to and including the period ended August 31, 2004. Financial information included in this Form 10-Q reflects all of the restatements described below.

Sales to Small Bees

During 2004, the Company’s operations in the PRC recognized revenue for sales of inventory that had not been sold. Certain PRC employees took steps to conceal this fact from the Company’s auditors by moving inventory between warehouses. As a result, the Company has reversed certain sales transactions improperly recognized as revenue and has now recognized the revenue in the quarter of shipment to the customer. Provisions for inventory obsolescence and lower of cost or market adjustments were increased as a result of more inventory being held following the reversal of the sales.

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

The following tables (in thousands) summarize the effect of the restatement by period. These adjustments did not change the amounts reported as cash flows from operating, investing or financing activities. As a result of preparing the restatement, the Company determined an additional $1.4 million and $2.9 million in bad debt expense was necessary in the first and third quarters of 2004, respectively, as a result of the financial condition of three PRC customers.

	Revenue				Cost of Sales			Selling, General & Administrative	Total Adjustments before Income Taxes	Income Taxes	Total Adjustments
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Total Revenue	Sales to Small Bees	Inventory Obsolescence	Total Cost of Sales	Bad Debt
Cumulative to November 30, 2003	$—	(14,485)	(19,741)	(34,226)	—	(9,973)	(9,973)	—	(44,199)	15,470	(28,729)

Quarter ended February 29, 2004 (unaudited)	$(11,764)	(20,316)	(362)	(32,442)	9,825	(8,109)	1,716	(1,400)	(32,126)	11,252	(20,874)
Quarter ended May 31, 2004 (unaudited)	(38,342)	(10,049)	(2,216)	(50,607)	34,032	(8,221)	25,811	—	(24,796)	4,460	(20,336)
Quarter ended August 31, 2004 (unaudited)	13,795	(4,931)	(362)	8,502	(10,928)	1,321	(9,607)	(2,853)	(3,958)	594	(3,364)

Year to date August 31, 2004 (unaudited)	$(36,311)	(35,296)	(2,940)	(74,547)	32,929	(15,009)	17,920	(4,253)	(60,880)	16,306	(44,574)

	ACCOUNTS RECEIVABLE
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Allow. for Doubtful Accts.	Total Adjustments
November 30, 2003	$—	(14,485)	(19,741)	—	(34,226)

Quarter ended February 29, 2004 (unaudited)	(13,764)	(34,801)	(20,103)	(1,400)	(70,068)
Quarter ended May 31, 2004 (unaudited)	(58,624)	(44,850)	(22,319)	(1,400)	(127,193)
Quarter ended August 31, 2004 (unaudited)	(42,484)	(49,781)	(22,681)	(4,253)	(119,199)

	INVENTORY			ACCRUED EXPENSES
	Sales to Small Bees	Inventory Obsolescence	Total Adjustments	Sales to Small Bees
November 30, 2003	$—	(9,973)	(9,973)	$—

Quarter ended February 29, 2004 (unaudited)	9,825	(18,082)	(8,257)	(2,000)
Quarter ended May 31, 2004 (unaudited)	43,857	(26,303)	17,554	(8,518)
Quarter ended August 31, 2004 (unaudited)	32,929	(24,982)	7,947	(6,173)

	INCOME TAXES
	Deferred tax asset	Deferred tax liability
November 30, 2003	$6,630	(8,840)

Quarter ended February 29, 2004 (unaudited)	11,452	(15,270)
Quarter ended May 31, 2004 (unaudited)	15,168	(16,014)
Quarter ended August 31, 2004 (unaudited)	15,762	(16,014)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restatements (in thousands) for the quarter ended February 29, 2004 prior to reclassifications to conform to the current year presentation. In 2005, the Company decided to exit the Asia-Pacific Region and subsequently reclassified to discontinued operations, the results and related charges for the Asia-Pacific Region. (See Note 7)

.

	As previously reported February 29, 2004	Adjustment	As restated February 29, 2004
Revenues	$445,013	(32,442)	412,571
Cost of sales	419,103	(1,716)	417,387

Gross profit	25,910	(30,726)	(4,816)
Selling, general and administrative expenses	21,180	1,400	22,580

Operating income (loss)	4,730	(32,126)	(27,396)

Other income (expense):
Interest expense	(1,464)	—	(1,464)
Other, net	228	—	228

Total other income (expense)	(1,236)	—	(1,236)

Income (loss) from continuing operations before income taxes	3,494	(32,126)	(28,632)
Provision (benefit) for income taxes	1,368	(11,252)	(9,884)

Income (loss) from continuing operations	2,126	(20,874)	(18,748)

Discontinued operations	103	—	103
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Net income (loss)	$2,229	(20,874)	(18,645)

Net income (loss) per share:

Basic	$0.11	(1.03)	(0.92)

Diluted	$0.11	(1.03)	(0.92)

Weighted average number of shares:

Basic	20,360	20,360	20,360

Diluted	20,812	20,360	20,360

(3) Stock-Based Compensation

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the Company beginning in the quarter ending February 28, 2006. This new standard may be adopted in one of two ways—the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations, and believes the effect of the adoption of SFAS 123R will result in higher compensation expense, comparable to that disclosed below.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net loss would have been the pro forma amounts below for the three months ended February 28, 2005, and February 29, 2004 (in thousands, except per share amounts):

	For the three months ended
	February 28, 2005	February 29, 2004
		(as restated)
Net loss, as reported	$(4,383)	(18,645)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(163)	(183)

Proforma net loss	$(4,546)	(18,828)

Net loss per common share:
as reported	$(0.22)	(0.92)
proforma	(0.22)	(0.92)

(4) Net Loss Per Share

Options to purchase 1.6 million and 0.7 million shares at February 28, 2005 and February 29, 2004, respectively were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price. If not for the loss from continuing operations, 18 thousand and 0.5 million shares would have been included in the diluted per share computation for the period ended February 28, 2005 and February 29, 2004, respectively.

(5) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”), and Latin America, which includes Mexico, Chile and Miami. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. In 2005, the Company decided to exit the Asia-Pacific Region. The results of the Asia-Pacific Region are classified as discontinued operations for all periods presented. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of February 28, 2005, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of February 28, 2005, and November 30, 2004, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Total assets
February 28, 2005	$94,753	126,096	$75,769	668	20,900	318,186
November 30, 2004	98,943	141,684	87,208	668	24,733	353,236

Segment operations information for the three months ended February 28, 2005 and February 29, 2004, follows (in thousands):

	Latin America	North America	Europe	Corporate	Total
Three months ended February 28, 2005
Revenues from external customers	$126,972	100,071	—	—	227,043
Income (loss) from continuing operations before interest and taxes	1,886	(609)	—	(3,586)	(2,309)

Three months ended February 29, 2004
Revenues from external customers	$90,263	111,151	—	—	201,414
Income (loss) from continuing operations before interest and taxes	1,745	(558)	475	(3,920)	(2,258)

	2005	2004
Loss from continuing operations before interest and income taxes per segment information	$(2,309)	(2,258)
Interest expense per the consolidated statements of operations	(1,135)	(730)
Interest income included in other, net in the consolidated statements of operations	—	20

Loss from continuing operations before income taxes per the consolidated statements of operations	$(3,444)	(2,968)

A customer in the North American Region accounted for approximately 10% or $22.0 million and 11% or $21.5 million of consolidated revenues for the three months ended February 28, 2005, and February 29, 2004, respectively. The same customer accounted for approximately 22% and 19% of the North American Region revenues for the three months ended February 28, 2005, and February 29, 2004, respectively. Another customer accounted for approximately 14% of the North American Region revenues for the three months ended February 28, 2005. A third customer accounted for 11% and 21% of consolidated and North American Region revenues, respectively, for the three months ended February 29, 2004. A customer in the Latin American Region accounted for approximately 19% or $44.1 million of consolidated revenues and 35% of the Latin American Region revenues for the three months ended February 28, 2005. Another customer accounted for approximately 14% or $31.5 million of the Latin American Region revenues for the three months ended February 28, 2005. The same customer accounted for approximately 25% and 18% of the Latin American Region revenues for the three months ended February 28, 2005, and February 29, 2004, respectively. Another customer accounted for approximately 15% of the Latin American Region revenues for the three months ended February 29, 2004.

(6) Debt

Debt related to continuing operations consisted of the following at February 28, 2005, and November 30, 2004 (in thousands):

	February 28, 2005	November 30, 2004
Revolving Credit Facility	$20,760	35,777
12% Senior Subordinated Notes	12,374	12,374

Total debt	$33,134	48,151

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) that expires in November 2006, or in the event that the Company refinances its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility expires September 2007. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of February 28, 2005. As of February 28, 2005, the Company had borrowed $20.8 million under the Facility, at an interest rate of 6.00% and had additional borrowing availability of $24.3 million.

From February 2004 to October 7, 2005, the Company amended the Facility and obtained waivers that modified financial covenants, increased borrowing availability under the Facility, extended the maturity date until November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, its Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its 12% Senior Notes by their respective due dates. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to exit the Company’s operations in the PRC, Hong Kong and Taiwan (the “Greater China Operations”).

The Company’s Senior Notes due January 2007 bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company has received no such notice from either the trustee or a majority of the bondholders. The Company has cured the defaults relating to filing the Form 10-K, Forms 10-Q and independent accountants’ letter to the trustee. As of November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at February 28, 2005.

(7) Discontinued Operations

For the year ended November 30, 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region, primarily due to losses in the PRC. This operating loss was a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, and deteriorating relationships with the Small Bees. The Company determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have had to invest significant amounts of capital, access to which the Company did not have, reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also concluded that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations would be cost-prohibitive given the difficulties caused by the geographic distance from Corporate headquarters, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China. Accordingly, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the present value of the subordinated promissory note to be $3.0 million. The remaining $3.0 million will be recognized upon payment. In connection with the sale, effective September 2, 2005 Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company had guaranteed certain payables of these operations. At August 31, 2005, there was no balance outstanding on the guaranteed payables. The Company gave notice to the vendors to cancel the guarantees. The guarantees have now been cancelled, except for one vendor which requires a 120 day notice, and which will terminate on December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion.

On August 25, 2005, the Company entered into an agreement with Mrs. L.C. Lin, a Taiwanese individual and former employee of the Taiwan operations, to sell its Taiwan operations for nominal consideration. The Taiwan operations had not been profitable since the fourth quarter of 2002. The sale is expected to close in October 2005.

At February 28, 2005, the Company has reduced the carrying value of these operations to their estimated net realizable value of $20.2 million. The estimated net realizable value at February 28, 2005, includes cash repatriated to Corporate in August 2005 of $1.6 million as well as estimated losses of $9.6 million from the operations of PRC, Hong Kong and Taiwan during the period from March 1, 2005 to August 31, 2005. The losses from March 1, 2005 to August 31, 2005 are included in the net realizable value at February 28, 2005, as the operations funded these losses.

In the third quarter of 2004, the Company decided to exit its operations in The Philippines. These operations had not been profitable since the first quarter of 2002 and did not present significant growth opportunities for the Company. At February 28, 2005, the Philippines operations were closed except for administrative matters.

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

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for Asia-Pacific Region operations. The charges for the Asia-Pacific Region include professional fees incurred in 2005 related to the PRC issues, which were funded by Corporate. The results of discontinued operations for the Asia-Pacific Region for the three months ended February 28, 2005, and February 29, 2004 are as follows (in thousands):

	Three months ended
	February 28, 2005	February 29, 2004
		(as restated)
Revenues	$89,933	237,257
Cost of sales	87,201	255,945

Gross profit	2,732	(18,688)
Selling, general and administrative expenses	3,064	6,284

Operating loss	(332)	(24,972)

Other income (expense):
Interest expense	(525)	(734)
Other, net	(82)	120

Total other income (expense)	(607)	(614)

Loss before income taxes	(939)	(25,586)
Benefit for income taxes	—	(8,932)

Total discontinued operations	$(939)	(16,654)

	February 28, 2005	November 30, 2004
		(as restated)
Current assets	$89,122	92,522
Non-current assets	5,631	6,421

Total assets	94,753	98,943

Current liabilities	73,589	76,895
Non-current liabilities	—	—

Total liabilities	73,589	76,895

	$21,164	22,048

(8) Subsequent Events

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note to be paid over twelve months. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. In addition, the individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid.

(9) Contingencies

On April 30, 2003, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, New Castle County, styled as follows: Ruth Everson v. CellStar Corporation, James L. Johnson, John L. Jackson, Jere W. Thompson, Dale V. Kesler and Terry S. Parker (the “Everson Suit”). The Everson Suit alleged breach of fiduciary duty and corporate waste in connection with the Company’s proposed divestiture of up to 70% of the Company’s operations in the PRC, Hong Kong and Taiwan (the “Greater China Operations”), including an initial public offering of the Greater China Operations on the Stock Exchange of Hong Kong (the “CellStar Asia Transaction”). The Everson Suit sought injunctive and other equitable relief, recissory and/or compensatory damages and reimbursement of attorney’s fees and costs. The Company announced on September 20, 2004, that it would not proceed with the CellStar Asia Transaction at issue in the Everson Suit due to changes in the PRC’s economic environment and handset industry. On May 25, 2005, the Court entered a final order and judgment dismissing the Everson Suit without prejudice as moot and awarding plaintiff’s attorneys’ fees and expenses in the amount of $250,000 plus post-judgment interest.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $4.4 million, or $0.22 per share, for the first quarter of 2005 which includes a loss of $0.9 million, or $0.05 per share from discontinued operations, compared with a net loss of $18.6 million, or $0.92 per share, for the same quarter last year, which includes a loss of $16.7 million, or $0.82 per share from discontinued operations. Revenues for the quarter ended February 28, 2005, were $227.0 million, an increase of $25.6 million, compared to $201.4 million in 2004. Revenues increased in the Latin American Region ($36.7 million) due to increased sales to the Company’s major carrier customers in Colombia and Mexico. Revenues decreased in the North American Region ($11.1 million) primarily due to the Company discontinuing its relationship with Cricket Communications in the first quarter of 2004, partially offset by increased business from regional carrier customers. Gross profit decreased from $13.8 million (6.8% of revenues) in the first quarter of 2004 to $10.1 million (4.5% of revenues) in the first quarter of 2005, as a result of declines in both the North and Latin American Regions. Selling, general and administrative expenses decreased $3.6 million from $16.1 million (8.0% of revenues) for the first quarter of 2004 to $12.5 million (5.5% of revenues) for the first quarter of 2005, primarily due to decreases in payroll and benefits and bad debt expenses.

Asia-Pacific Region

Historically, the Asia-Pacific Region had been profitable and contributed significantly to the Company’s consolidated results. In prior years, the region represented approximately 50% of the Company’s total revenues, and approximately 90% of the revenues in the Asia-Pacific Region were generated by the operations in the People’s Republic of China (the “PRC”). The Asia-Pacific Region was the Company’s largest source of operating income from 1996 – 2000 and in 2002. In late 2002, the Company believed that the intrinsic value of its Asia-Pacific Region was not fully reflected in the market price of its common stock. As a result, the Company engaged UBS Securities LLC (“UBS Securities”) to assist it in evaluating transactions that could result in recognizing the value that the Company believed was locked up in the Asia-Pacific Region, which was substantially comprised of its operations in the PRC, Hong Kong, and Taiwan (the “Greater China Operations.”) Those evaluations focused on a number of possible transactions including a possible initial public offering of all or a portion of the Asia-Pacific Region operations, a spin-off, a sale to outside investors or a management buyout.

In March 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) that described the proposal to divest up to 70% of the Greater China Operations (the “CellStar Asia Transaction”), which would have included an initial public offering (“IPO”) of its Greater China Operations on the Stock Exchange of Hong Kong (“SEHK”). In May 2003, however, the Company announced the delay of the CellStar Asia Transaction due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. In early 2004, and based on the advice of UBS Securities, the Company decided to proceed with the IPO targeting a summer 2004 completion date. Accordingly, the Company filed a new preliminary proxy statement with the SEC in March 2004. Due to delays in the process of listing the stock on the SEHK and an unfavorable financial market in Hong Kong, the Company, upon the advice from UBS Securities, announced in May 2004, that the CellStar Asia Transaction would be delayed until the fall of 2004. From the first quarter of 2004 through the third quarter of 2004, revenues in the PRC were declining and accounts receivable trends were negative. As a result, the Company announced in September 2004 that it would not proceed with the CellStar Asia Transaction.

During 2004, the Company experienced a significant increase in the reported accounts receivable days outstanding (“DSO’s”) in its operations in the PRC. Historically, the Company had no significant collection issues in the PRC. During 2004, Asia-Pacific Region and PRC management attributed the increase in DSO’s to the extension of longer credit terms to the PRC’s local distributors (the “Small Bees”) to encourage them to sell to large-scale retailers and carriers who required longer credit terms from their suppliers and to expand into the tier 3 and tier 4 cities. In October 2004, the Chief Financial Officer of the Asia-Pacific Region resigned and on December 1, 2004, the Company hired a Director of Accounting for the Asia-Pacific Region. During the fourth quarter closing process, concerns over the lack of collection of receivables were being raised by Corporate management and the Director of Accounting for the Asia-Pacific Region. In early February 2005, the Director of Accounting raised certain specific issues regarding some of the PRC’s accounts receivable and revenue. The issues primarily focused on three areas: (1) whether or not certain sales to the Small Bees were valid; (2) whether claims made by the Small Bees for credits related to certain sales by the Company to the Small Bees should be recorded as a reduction in revenues; and (3) the accounting for certain trade receivables with informally extended credit terms. The Company delayed the filing of its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, (the “Form 10-K”) and subsequent Quarterly Reports on Form 10-Q while these issues were reviewed by the Company and the Audit Committee of the Company’s Board of Directors. Corporate senior management assisted by the internal auditors performed a review in the PRC of these issues. During the review process, Corporate senior management kept the Audit Committee updated on its findings. In May 2005, Corporate management concluded that prior period financial statements could not be relied upon and should be restated. On August 1, 2005, the Company announced that the Audit Committee of the Company’s Board of Directors had finished its independent review of accounts receivable and revenue issues in the Company’s Asia-Pacific Region. Independent counsel and independent forensic accountants assisted the Audit Committee in its review. The review by the Audit Committee concluded the following:

•	During the second quarter of 2004, the Company’s operations in the PRC booked sales of inventory that had not been sold. Certain PRC employees took steps to conceal this fact from the Company’s auditors.

•	During the 2004 IPO period, the PRC operations may have sold products to its distributors at prices that were higher than market prices and deferred rebates to inflate revenues. Prior practice had been to price products at the then-prevailing market price.

•	The Company failed to properly accrue for rebates offered to its distributors in the PRC.

•	The review by the Audit Committee agreed with management’s conclusion that, since 2000, some sales by the PRC operations were made on extended credit terms with neither written agreements nor terms of payment defined. As a result of this, sales were inappropriately recorded.

•	There were weaknesses in internal controls related to corporate governance and oversight and also weaknesses related to revenue recognition, rebate claims, inventory, and accounts receivable in the PRC operations. The Audit Committee asked that management remediate these weaknesses.

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company has restated its previously reported financial results for the fiscal years 2000 to 2003 and for the quarters ended February 29, May 31, and August 31, 2004. All discussion in this Form 10-Q refers to the restated amounts unless otherwise noted.

For the year ended November 30, 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region. This operating loss was primarily a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, deteriorating relationships with the Small Bees and increased bad debt expense. Company management determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have had to invest significant amounts of capital, access to which it did not have. Additionally, the Company would have to reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also concluded that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations would be cost-prohibitive given the difficulties caused by the geographic distance from Corporate, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China.

The Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations (the “CellStar Asia Sale”) to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the present value of the subordinated promissory note to be $3.0 million. The remaining $3.0 million will be recognized upon payment. In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company had guaranteed certain payables of these operations. At August 31, 2005, there was no balance outstanding on the guaranteed payables. The Company gave notice to the vendors to cancel the guarantees. The guarantees have now been cancelled, except for one vendor which requires a 120 day notice, and which will terminate on December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion. The Company has reclassified the results of the Asia-Pacific Region to discontinued operations for all periods presented.

The Company believes the issues in the PRC and the related delay in filing the financial statements have had a dramatic impact on the Company. The Company has experienced a tightening of credit by its vendors, including the Company’s primary supplier Motorola, Inc. (“Motorola”). This has impacted the Company’s cash flow, and currently the Company has more orders in the North American Region than credit capacity. Concerns over the viability of the Company have made securing new customers more difficult and has required management to address this concern with existing customers. Employee turnover has increased and employee morale has suffered. Significant time and effort has gone into resolving the issues in the PRC and has strained the Company’s management and financial resources. In addition, the Company incurred professional fees of $3.2 million, over the nine months ended August 31, 2005, related to the PRC issues. These fees are included in discontinued operations but were funded by Corporate.

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

Management Changes

On May 2, 2005, the Company announced the resignation of Terry S. Parker as Executive Chairman and a member of the Board of CellStar Corporation. The Company also announced that Robert A. Kaiser was named a director and Chairman of the Board of CellStar Corporation. The Company announced the appointment of Mr. Parker as Chairman of the Board of Directors for CellStar International Corporation/Asia (the “Asia Board”), a Delaware subsidiary which acts as the U.S. holding company for the Asia-Pacific Region, and the appointment of additional directors on the Asia Board. The Asia Board reported directly to Robert Kaiser. Mr. Kaiser assumed, for the first time, responsibility for the Asia-Pacific Region. The Company also announced that James Chan was named Chief Financial Officer of the Asia-Pacific Region.

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

On August 25, 2005, the Company entered into an agreement to sell its operations in Taiwan to Mrs. L.C. Lin, a Taiwanese individual and a former employee of those operations, for nominal consideration. The sale is expected to close in October 2005.

Cautionary Statements

The Company’s success will depend upon, among other things, its ability to implement its business strategies, to maintain its channels of distribution, continuing to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, economic conditions, wireless market conditions, the financial health of its largest customers, its ability to improve its operating margins, service its indebtedness and meet covenant requirements, secure adequate financial resources, continually turn its inventories and accounts receivable, successfully manage changes in the size of its operations (including monitoring operations, controlling costs, maintaining adequate information systems and effective inventory and credit controls), manage operations that are geographically dispersed, achieve significant penetration in existing and new geographic markets, hire, train and retain qualified employees who can effectively manage and operate its business, and its ability to respond to further consolidation in the U.S. regional carrier segment. The Company’s success will also depend upon its ability to design and maintain policies and procedures which enable the Company to avoid any recurrence of the matters which gave rise to the material weaknesses discussed in Item 9A—Controls and Procedures of the Company’s Form 10-K for the year ended November 30, 2004.

The Company’s foreign operations are subject to various political and economic risks including, but not limited to, the following: potentially unstable channels of distribution, increased credit risks, political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, export control laws that might limit the markets the Company can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates. The Company’s foreign operations must also maintain and adhere to an effective system of internal control.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2005 and February 29, 2004:

	February 28, 2005	February 29, 2004
		(as restated)
Revenues	100.0%	100.0
Cost of sales	95.5	93.2

Gross profit	4.5	6.8
Selling, general and administrative expenses	5.5	8.0

Operating loss	(1.0)	(1.2)

Other income (expense):
Interest expense	(0.5)	(0.4)
Other, net	—	0.1

Total other income (expense)	(0.5)	(0.3)

Loss from continuing operations before income taxes	(1.5)	(1.5)
Benefit for income taxes	—	(0.5)

Loss from continuing operations	(1.5)	(1.0)
Discontinued operations	(0.4)	(8.3)

Net loss	(1.9)%	(9.3)

Three Months Ended February 28, 2005, Compared to Three Months Ended February 29, 2004

Revenues. The Company’s revenues increased $25.6 million, or 12.7%, from $201.4 million in 2004 to $227.0 million in 2005. The Company handled 2.6 million handsets (0.7 million consigned) in the first quarter of 2005 compared to 2.1 million handsets (0.8 million consigned) in the first quarter of 2004. The average selling price of handsets for the first quarter of 2005 was $110 compared to $137 in 2004 primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $100.1 million, a decrease of $11.1 million, compared to $111.2 million in 2004. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 11.3% ($22.8 million) of the Company’s consolidated revenues for the first quarter of 2004. This decrease was partially offset by increases in revenues from regional carrier customers due to new model promotions.

The Company’s operations in the Latin American Region provided $127.0 million of revenues in 2005, compared to $90.3 million in 2004, a $36.7 million increase. Revenues in Mexico were $46.0 million compared to $25.0 million in 2004. The increase in revenues was primarily due to the Company’s efforts to reposition its operations in Mexico and focus on the largest wireless carrier in the country, Telcel. Revenues from the Company’s Colombia operations were $9.2 million in 2004. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $76.3 million compared to $51.8 million a year ago, primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive programs in the country consisting primarily of low end handsets supplied by the Company. Revenues from the Company’s operations in Chile were $4.6 million in 2005 compared to $4.2 million in 2004.

Gross Profit. Gross profit decreased $3.7 million from $13.8 million in 2004 to $10.1 million in 2005. Gross profit as a percentage of revenues was 4.5% for the quarter ended February 28, 2005, compared to 6.8% for the first quarter of 2004.

Gross profit and margin percentage in the North American Region were down primarily due to the ceasing of its relationship with Cricket, partially offset by an increase in the Region’s regional carrier group. The North American Region also was impacted by an increase in inventory obsolescence primarily as a result of a $0.3 million provision on non-handset related products. The Company was not successful in its expansion into new products outside of its traditional handset business. The Company hired an experienced new product manager to lead the new product effort in 2005.

Gross profit and margin percentage in the Latin American Region were down primarily due to the impact of the Company’s major carrier customers in Colombia on the Region’s business. Although revenues were higher with this customer, the margins are generally lower.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.6 million from $16.1 million in 2004 to $12.5 million in 2005, primarily due to decreases in payroll and benefits of $1.1 million and a reduction of bad debt reserves of $0.6 million.

The decrease in payroll and benefits occurred across all regions as the Company continues its efforts to adjust its current overhead and bring them more in line with its current business model. The reduction in bad debt reserves is primarily due to a recovery in the North American Region of $0.5 million due to a payment received on an account previously reserved. The remaining decline in selling, general and administrative expenses were in marketing, $0.3 million, professional fees, $0.4 million, and property and facility expenses, $0.4 million.

Interest Expense. Interest expense in 2005 was $1.1 million compared to $0.7 million in the prior year, primarily due to an increase in borrowings as well as increases in the interest rate.

Income Taxes. Income tax expense was zero in 2005 compared to a benefit of $1.0 million in 2004. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses in its domestic operations as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At February 28, 2005, the Company has net deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was the projected profitability of the North America, Miami and Mexico operations over the next three to five years as well as tax planning strategies involving the Company’s financial subsidiary in the Netherlands. The Company needs to generate $19.7 million in pre-tax income, as well as implement the planned strategies, over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years is being considered for these projections change.

The Company’s North American Region generated operating income of $18.8 million, $13.3 million and $1.5 million for the years ended November 30, 2002, 2003, and 2004, respectively. Although the region continued to be profitable in 2004, the Company underestimated the time it would take to close some of the large reverse logistics programs it was working on and did not execute on its strategies to market its new products in 2004. Therefore, the Company has renewed its focus in the areas of new business development and new product development and has reorganized the region. However, the Company believes the issues in the PRC and the related delay in filing its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, and its Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005 and May 31, 2005, have had a negative impact on 2005.

In the Latin American Region, operating income (loss) was ($15.0) million, ($5.0) million and $7.6 million for the years ended November 30, 2002, 2003 and 2004, respectively. In 2003, the Company replaced the general manager in its Mexico operations, revised its business model and focused on supplier and carrier relationships. For fiscal 2004 and for the first nine months of 2005, the region was the Company’s largest income producer..

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company decided to exit the Asia-Pacific Region.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at February 28, 2005 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Continuing operations
Revolving credit facility (variable interest, 6.0% at February 28, 2005)	$20,760	—	20,760	—	—
12% Senior subordinated notes	12,374	—	12,374	—	—
Operating leases	6,254	2,036	3,137	1,081	—

	39,388	2,036	36,271	1,081	—

Asia-Pacific Obligations
People’s Republic of China notes payable and credit facilities (3.40% to 5.04% at February 28, 2005)	38,737	38,737	—	—	—
Taiwan notes payable and credit facilities (3.36% to 5.00% at February 28, 2005)	1,345	1,345	—	—	—
Operating leases	1,614	878	736	—	—

	41,696	40,960	736	—	—

Total contractual obligations	$81,084	42,996	37,007	1,081	—

During the quarter ended February 28, 2005, the Company’s operations have relied primarily on cash balances, funds generated from each respective operation and borrowing under its credit facilities to fund working capital and capital expenditures.

Based upon current and anticipated levels of operations, the Company anticipates that its cash flow from operations, together with amounts available under its credit facilities and existing cash balances, will be adequate to meet its anticipated cash requirements for at least the next twelve months. In the event that existing cash balances, cash flows and available borrowings under the credit facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. The Company can provide no assurances that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

Due to the delayed filing of the Form 10-K and the consolidated operating loss in 2004, the Company has experienced tightening of credit with its vendors, including its primary supplier Motorola, in the North America and Latin America Regions during 2005. The Company has been able to utilize credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs. The Company is generally able to factor its receivables from the major carriers in the Latin America Region. This tightening of credit has not materially adversely effected the Company’s operations in the North America and Latin America Regions, but has restricted growth. The Company will not be able to significantly grow the business in these regions without the availability of additional working capital or credit lines. The Company currently has more orders than capacity under the credit lines in the North American Region. The Company is dependent on maintaining open vendor credit lines on reasonable terms. With the exit from the Asia-Pacific Region, the Motorola credit lines become even more important. Interruption of these lines could have a material adverse impact on the Company’s business, and could determine whether or not the Company can continue as a going concern. The Company has been in discussions with its major suppliers regarding its credit lines. Although no assurance can be given, based upon discussions in late September 2005, the Company expects that its credit lines will increase in the near future.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss each of the last five years and in the first quarter of 2005. The Company had negative cash flow from operations for the past two years. The Company is taking actions to enhance profitability and is exiting unprofitable operations. The Company had an operating loss of $86.8 million for the year ended November 30, 2004, which included an operating loss of $76.8 million in the Asia-Pacific Region. In 2005, the Company decided to exit the Asia-Pacific Region. The North America Region has had operating income for the last four years. The performance of the remaining entities in the Latin America Region has improved and the region was profitable in 2004 and in the first quarter of 2005. Management is also taking actions to reduce overhead and improve operating margins in the North American and Latin American Region as well as at the corporate level. Management believes that the actions the Company is taking will enable the Company to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to improve its operating margins and maintain its funding through its bank facility and vendor credit lines.

Cash, cash equivalents, and restricted cash at February 28, 2005, were $14.5 million, compared to $13.2 million at November 30, 2004.

Compared to November 30, 2004, accounts receivable decreased from $116.9 million to $102.3 million at February 28, 2005. Accounts receivable days sales outstanding for the quarter ended February 28, 2005, based on monthly accounts receivable balances, were 44.5, compared to 38.5, for the quarter ended November 30, 2004. Accounts receivable have decreased by $8.1 million and $7.3 million in the Company’s Mexico and U.S. operations compared to November 30, 2004 primarily as a result of reductions in revenues as the fourth quarters are generally stronger than the first quarters for both operations. However, revenues in the Latin American Region are increasing as a percentage of consolidated revenues. The Latin American Region generally provides its customers longer terms than the North American Region. Inventories decreased to $71.9 million at February 28, 2005, from $87.3 million at November 30, 2004, primarily due to a decrease of $12.2 million in the Company’s Miami operations. Inventory turns for the quarter ended February 28, 2005, based on monthly inventory balances, were 11.7 turns, compared to 8.8 for the quarter ended November 30, 2004 primarily due to an increase in revenues in the Company’s Miami operations. Accounts payable decreased to $147.1 million at February 28, 2005, compared to $162.9 million at November 30, 2004, primarily due to a decrease of $8.9 million in the Company’s Miami operations.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in November 2006, or in the event that the Company refinances its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility expires September 2007. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of February 28, 2005 and decreases by $850,000 per year until September 2006 and remains at $425,000 thereafter. As of February 28, 2005, the Company had borrowed $20.8 million, at an interest rate of 6.0%, a decrease of $15.0 million from $35.8 million at November 30, 2004. The decrease in borrowings was a result of the Company reducing domestic trade receivables in the first quarter of 2005. The Company had additional borrowing availability, under the Facility, of $24.3 million at February 28, 2005. At September 30, 2005, the Company had borrowed $29.3 million at an interest rate of 7.25% and had additional borrowing availability of $8.1 million.

From February 2004 to October 7, 2005, the Company amended the Facility and obtained waivers that modified financial covenants, increased borrowing availability under the Facility, extended the maturity date until November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, its Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Senior Notes by their respective due dates. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to exit the Company’s Greater China Operations. The Company used the proceeds to reduce the borrowings under the Facility.

The PRC notes payable and credit facilities were paid prior to the sale and the operating leases were assumed by Fine Day Holdings Limited as part of the purchase of the PRC and Hong Kong operations. The Taiwan notes payable, credit facilities and operating leases will be assumed by Mrs. Lin as part of the purchase of the Taiwan operations.

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note to be paid over twelve months. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), will provide handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. In addition, the individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid.

The Company’s Senior Notes due January 2007 bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the Indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of defaults. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company received no such notice from either the trustee or a majority of the bondholders. The Company has cured the default relating to filing the Form 10-K, Forms 10-Q and the letter to the trustee. As of November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at February 28, 2005.

Seasonality and Cyclicality

The effects of seasonal fluctuations have not historically been apparent in the Company’s operating results due to a number of factors in the different countries and markets in which it operates, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. The Company’s sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of the Company’s principal markets could have a materially adverse effect on the Company’s operating results.

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no significant changes during the three months ended February 28, 2005, to the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended February 28, 2005, and February 29, 2004, the Company recorded net foreign currency gains of $0.2 million and $0.6 million, respectively, in cost of goods sold. The gain in both quarters was primarily due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure is primarily related to the Mexican peso. In the PRC, the local currency has historically been fixed relative to the U.S. dollar. In July 2005, the Central Bank of the PRC announced the RMB would no longer be pegged solely to the U.S. dollar and would be allowed to float within a narrow range. As a result of the sale of the PRC operations on September 2, 2005, the Company does not expect this change to have a material impact on the Company. The Company’s exposure in Chile is currently limited due to the size of the operations, and also in Hong Kong and Taiwan as the Company decided to exit these operations.

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

The Company had forward purchase contracts relating to USD $1.6 million of its receivables in its Chile operations at February 28, 2005, which were denominated in Chilean Pesos. The contracts were a combination of deliverable and non-deliverable and had terms matching the length of the receivable, and matured in April 2005. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended February 28, 2005, the interest rate of borrowings under the Facility ranged from 5.50% to 6.0%. The interest rate increased by 0.25% on March 22, May 3, June 30 and August 9, 2005, as a result of changes in banks’ prime lending rates. An additional one percent change in variable interest rates will not have a material impact on the Company. The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded due to the material weaknesses discussed in Management’s Report on Internal Control in the Form 10-K for the year ended November 30, 2004, that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2005, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For the year ended November 30, 2004, the Company concluded that the controls in the PRC were not effective. In order to strengthen controls, improve reporting and enhance the level of knowledge of accounting principles generally accepted in the United States of America in the Asia-Pacific Region, on December 1, 2004, the Company hired a new Director of Accounting for the Asia-Pacific Region and in April 2005 the Company hired a new Chief Financial Officer for the Asia-Pacific Region. However, in April 2005, the Company’s Director of Accounting for the Asia-Pacific Region resigned. During the quarter ended August 31, 2005, the Company implemented additional approval requirements for purchasing, disbursements, and credit approvals for the Asia-Pacific Region. In August 2005, the Company decided to exit the Asia-Pacific Region, and on September 2, 2005, sold its PRC and Hong Kong operations.

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
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JUAN MARTINEZ JR.
Juan Martinez Jr. Vice President, Corporate Controller (Principal Accounting Officer)

October 11, 2005

EXHIBIT INDEX

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