Form 10-Q
period 2005-05-31
CELLSTAR CORP
filed 2005-10-11
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

(972) 466-5000

(Registrant’s telephone number, including area code)

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

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	May 31, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,300	13,179
Accounts receivable (less allowance for doubtful accounts of $38,732 and $39,481, respectively)	97,373	116,947
Inventories	70,311	87,253
Deferred income taxes	10,361	10,361
Prepaid expenses	5,702	7,900
Assets held for sale - Asia Pacific Operations	55,440	98,943

Total current assets	252,487	334,583

Property and equipment, net	6,454	7,306
Deferred income taxes	9,568	9,568
Other assets	6,926	1,779

	$275,435	353,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$20,778	35,777
Accounts payable	147,930	162,850
Accrued expenses	18,993	18,985
Deferred income taxes	12,482	12,482
12% Senior subordinated notes	—	12,374
Liabilities - Asia Pacific Operations	41,131	76,895

Total current liabilities	241,314	319,363

12% Senior subordinated notes	12,374	—
Other long-term liabilities	1,357	—

Total liabilities	255,045	319,363

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued		—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,509,529 and 20,367,504 shares issued and outstanding, respectively	205	204
Additional paid-in capital	123,816	123,489
Unearned compensation	(319)	—
Accumulated other comprehensive loss—foreign currency translation adjustments	(8,126)	(8,405)
Retained deficit	(95,186)	(81,415)

Total stockholders’ equity	20,390	33,873

	$275,435	353,236

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	$261,465	185,060	$488,508	386,474
Cost of sales	247,953	172,046	464,862	359,687

Gross profit	13,512	13,014	23,646	26,787

Selling, general and administrative expenses	13,735	14,225	26,224	30,346

Operating loss	(223)	(1,211)	(2,578)	(3,559)

Other income (expense):
Interest expense	(1,433)	(900)	(2,568)	(1,630)
Loss on divestiture of Colombia	—	(120)	—	(120)
Other, net	(102)	(102)	(56)	8

Total other income (expense)	(1,535)	(1,122)	(2,624)	(1,742)

Loss from continuing operations before income taxes	(1,758)	(2,333)	(5,202)	(5,301)

Benefit for income taxes	—	(819)	—	(1,796)

Loss from continuing operations	(1,758)	(1,514)	(5,202)	(3,505)

Discontinued operations	(7,630)	(18,138)	(8,569)	(34,792)

Net loss	$(9,388)	(19,652)	$(13,771)	(38,297)

Net loss per share:

Basic and diluted:

Loss from continuing operations	$(0.09)	(0.07)	$(0.26)	(0.17)
Discontinued operations	(0.37)	(0.89)	(0.42)	(1.71)

Net loss per share	$(0.46)	(0.96)	$(0.68)	(1.88)

Weighted average number of shares:

Basic and diluted	20,367	20,366	20,367	20,360

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Six months ended May 31, 2005 and 2004

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive loss	Retained earnings (deficit)	Total
	Shares	Amount
Balance at November 30, 2004	20,367	$204	123,489	—	(8,405)	(81,415)	33,873
Comprehensive loss:
Net loss	—	—	—	—	—	(13,771)	(13,771)
Foreign currency translation adjustment	—	—	—	—	279	—	279

Total comprehensive loss							(13,492)
Grant of restricted stock	142	1	327	(328)	—	—	—
Amortization of restricted stock	—	—	—	9	—	—	9

Balance at May 31, 2005	20,509	$205	123,816	(319)	(8,126)	(95,186)	20,390

Balance at November 30, 2003 (as restated)	20,356	$204	123,407	—	(12,540)	36,702	147,773
Comprehensive loss:
Net loss (as restated)	—	—	—	—	—	(38,297)	(38,297)
Foreign currency translation adjustment	—	—	—	—	352	—	352

Total comprehensive loss							(37,945)
Common stock issued under stock option plans	11	—	80	—	—	—	80

Balance at May 31, 2004 (as restated)	20,367	$204	123,487		(12,188)	(1,595)	109,908

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2005 and 2004

(Unaudited)

(In thousands)

	2005	2004
		(as restated)
Cash flows from operating activities:
Net loss	$(13,771)	(38,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Recovery of doubtful accounts	(634)	(695)
Provision for inventory obsolescence	1,539	1,264
Depreciation and amortization	1,985	2,287
Deferred income taxes	—	(5,079)
Loss on divestiture of Colombia	—	120
Changes in operating assets and liabilities:
Accounts receivable	17,487	30,876
Inventories	15,403	(13,742)
Prepaid expenses	2,198	2,670
Other assets	(660)	12
Accounts payable	(14,920)	(40,763)
Accrued expenses	1,365	(3,170)
Income taxes payable	—	(866)
Discontinued operations	38,477	30,625

Net cash provided by (used in) operating activities	48,469	(34,758)

Cash flows from investing activities:
Purchases of property and equipment	(635)	(4,207)
Other	(1,100)	—
Discontinued operations	4,989	14,902

Net cash provided by (used in) investing activities	3,254	10,695

Cash flows from financing activities:
Borrowings on notes payable	379,806	369,837
Payments on notes payable	(394,805)	(340,014)
Additions to deferred loan costs	(876)	(101)
Net proceeds from issuance of common stock	—	80
Discontinued operations	(35,727)	(5,869)

Net cash provided by (used in) financing activities	(51,602)	23,933

Net increase (decrease) in cash and cash equivalents	121	(130)
Cash and cash equivalents at beginning of period	13,179	13,262

Cash and cash equivalents at end of period	$13,300	13,132

Schedule of Non-Cash Investing and Financing Transactions
Investment in Joint Venture	$3,000	—
(See notes to unaudited financial statements)

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

								Selling, General & Administrative	Total Adjustments before Income Taxes
	Revenue				Cost of Sales
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Total Revenue	Sales to Small Bees	Inventory Obsolescence	Total Cost of Sales	Bad Debt		Income Taxes	Total Adjustments
Cumulative to November 30, 2003	$—	(14,485)	(19,741)	(34,226)	—	(9,973)	(9,973)	—	(44,199)	15,470	(28,729)

Quarter ended February 29, 2004 (unaudited)	$(11,764)	(20,316)	(362)	(32,442)	9,825	(8,109)	1,716	(1,400)	(32,126)	11,252	(20,874)
Quarter ended May 31, 2004 (unaudited)	(38,342)	(10,049)	(2,216)	(50,607)	34,032	(8,221)	25,811	—	(24,796)	4,460	(20,336)
Quarter ended August 31, 2004 (unaudited)	13,795	(4,931)	(362)	8,502	(10,928)	1,321	(9,607)	(2,853)	(3,958)	594	(3,364)

Year to date August 31, 2004 (unaudited)	$(36,311)	(35,296)	(2,940)	(74,547)	32,929	(15,009)	17,920	(4,253)	(60,880)	16,306	(44,574)

	ACCOUNTS RECEIVABLE
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Allow. for Doubtful Accts.	Total Adjustments
November 30, 2003	$—	(14,485)	(19,741)	—	(34,226)

Quarter ended February 29, 2004 (unaudited)	(13,764)	(34,801)	(20,103)	(1,400)	(70,068)
Quarter ended May 31, 2004 (unaudited)	(58,624)	(44,850)	(22,319)	(1,400)	(127,193)
Quarter ended August 31, 2004 (unaudited)	(42,484)	(49,781)	(22,681)	(4,253)	(119,199)

	INVENTORY			ACCRUED EXPENSES
	Sales to Small Bees	Inventory Obsolescence	Total Adjustments	Sales to Small Bees
November 30, 2003	$—	(9,973)	(9,973)	$—

Quarter ended February 29, 2004 (unaudited)	9,825	(18,082)	(8,257)	(2,000)
Quarter ended May 31, 2004 (unaudited)	43,857	(26,303)	17,554	(8,518)
Quarter ended August 31, 2004 (unaudited)	32,929	(24,982)	7,947	(6,173)

	INCOME TAXES
	Deferred tax asset	Deferred tax liability
November 30, 2003	$6,630	(8,840)

Quarter ended February 29, 2004 (unaudited)	11,452	(15,270)
Quarter ended May 31, 2004 (unaudited)	15,168	(16,014)
Quarter ended August 31, 2004 (unaudited)	15,762	(16,014)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the restatements (in thousands) for the three and six months ended May 31, 2004, prior to reclassifications to conform to the current year presentation. In 2005, the Company decided to exit the Asia-Pacific Region and subsequently reclassified to discontinued operations, the results and related charges for the Asia-Pacific Region. (See Note 7)

	Quarter to Date As previously reported May 31, 2004	Adjustment	Quarter to Date As restated May 31, 2004	Year to Date As previously reported May 31, 2004	Adjustment	Year to Date As restated May 31, 2004
Revenues	$329,714	(50,607)	279,107	774,727	(83,049)	691,678
Cost of sales	306,676	(25,811)	280,865	725,779	(27,527)	698,252

Gross profit	23,038	(24,796)	(1,758)	48,948	(55,522)	(6,574)
Selling, general and administrative expenses	19,436	—	19,436	40,616	1,400	42,016

Operating income (loss)	3,602	(24,796)	(21,194)	8,332	(56,922)	(48,590)

Other income (expense):
Interest expense	(1,812)	—	(1,812)	(3,276)	—	(3,276)
Gain on sale of assets	(120)	—	(120)	(120)	—	(120)
Other, net	(50)	—	(50)	178	—	178

Total other income (expense)	(1,982)	—	(1,982)	(3,218)	—	(3,218)

Income (loss) from continuing operations before income taxes	1,620	(24,796)	(23,176)	5,114	(56,922)	(51,808)
Provision (benefit) for income taxes	505	(4,460)	(3,955)	1,873	(15,712)	(13,839)

Income (loss) from continuing operations	1,115	(20,336)	(19,221)	3,241	(41,210)	(37,969)
Discontinued operations	(431)	—	(431)	(328)	—	(328)

Net income (loss)	$684	(20,336)	(19,652)	2,913	(41,210)	(38,297)

Net income (loss) per share:
Basic	$0.03	(1.00)	(0.96)	0.14	(2.02)	(1.88)

Diluted	$0.03	(1.00)	(0.96)	0.14	(2.02)	(1.88)

Weighted average number of shares:
Basic	20,366	20,366	20,366	20,360	20,360	20,360

Diluted	20,652	20,366	20,366	20,731	20,360	20,360

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options the Company’s net loss would have been the pro forma amounts below for the three and six months ended May 31, 2005 and 2004 (in thousands, except per share amounts):

	For the three months ended May 31,		For the six months ended May 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net loss, as reported	$(9,388)	(19,652)	$(13,771)	(38,297)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(84)	(90)	(247)	(273)

Proforma net loss	$(9,472)	(19,742)	$(14,018)	(38,570)

Net loss per common share:
as reported	$(0.46)	(0.96)	$(0.68)	(1.88)
proforma	(0.46)	(0.97)	(0.69)	(1.89)

(4) Net Loss Per Share

Options to purchase 1.7 million and 1.7 million shares for the three and six months ended May 31, 2005 and 1.1 million and 0.7 million shares for the three and six months ended May 31, 2004, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price. If not for the loss from continuing operations, 0.3 million and 0.4 million shares would have been included in the diluted per share computation for the three and six months ended May 31, 2004, respectively.

142,025 unvested restricted shares of common stock were excluded from the per share computation for the three months and six months ended May 31, 2005.

(5) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”), and Latin America, which includes Mexico, Chile and Miami. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. In 2005, the Company decided to exit the Asia-Pacific Region. The results of the Asia-Pacific Region are classified as discontinued operations for all periods presented. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of May 31, 2005, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of May 31, 2005, and November 30, 2004, follows (in thousands):

	Asia- Pacific	Latin America	North America	Europe	Corporate	Total
Total assets
May 31, 2005	$55,440	120,893	72,735	668	25,699	275,435
November 30, 2004	98,943	141,684	87,208	668	24,733	353,236

Segment operations information for the three and six months ended May 31, 2005 and 2004, follows (in thousands):

	Latin America	North America	Europe	Corporate	Total
Three months ended May 31, 2005
Revenues from external customers	$155,015	106,450	—	—	261,465
Income (loss) from continuing operations before interest and taxes	3,154	(189)	—	(3,290)	(325)

Three months ended May 31, 2004
Revenues from external customers	84,773	100,287	—	—	185,060
Income (loss) from continuing operations before interest and taxes	912	853	—	(3,224)	(1,459)

	2005	2004
Loss from continuing operations before interest and income taxes per segment information	$(325)	(1,459)
Interest expense per the consolidated statements of operations	(1,433)	(900)
Interest income included in other, net in the consolidated statements of operations	—	26

Loss from continuing operations before income taxes per the consolidated statements of operations	$(1,758)	(2,333)

	Latin America	North America	Europe	Corporate	Total
Six months ended May 31, 2005
Revenues from external customers	$281,987	206,521	—	—	488,508
Income (loss) from continuing operations before interest and taxes	5,040	(798)	—	(6,876)	(2,634)

Six months ended May 31, 2004
Revenues from external customers	175,036	211,438	—	—	386,474
Income (loss) from continuing operations before interest and taxes	2,657	295	475	(7,144)	(3,717)

	2005	2004
Loss from continuing operations before interest and income taxes per segment information	$(2,634)	(3,717)
Interest expense per the consolidated statements of operations	(2,568)	(1,630)
Interest income included in other, net in the consolidated statements of operations	—	46

Loss from continuing operations before income taxes per the consolidated statements of operations	$(5,202)	(5,301)

A customer in the North American Region accounted for approximately 10% or $47.9 million and 11% or $43.6 million of consolidated revenues for the six months ended May 31, 2005, and 2004, respectively. The same customer accounted for approximately 23% and 21% of the North American Region revenues for the six months ended May 31, 2005, and 2004, respectively. Another customer accounted for approximately 16% of the North American Region revenues for the six months ended May 31, 2005. A third customer accounted for 12% of the North American Region revenues for the six months ended May 31, 2004. A customer in the Latin American Region accounted for approximately 25% or $120.7 million of consolidated revenues and 43% of the Latin American Region revenues for the six months ended May 31, 2005. Another customer accounted for approximately 14% or $68.1 million and 10% or $39.3 million of consolidated revenues for the six months ended May 31, 2005, and 2004, respectively. The same customer accounted for approximately 24% and 22% of the Latin American Region revenues for the six months ended May 31, 2005 and 2004, respectively. Another customer accounted for approximately 15% of the Latin American Region revenues for the six months ended May 31, 2004.

(6) Debt

Debt related to continuing operations consisted of the following at May 31, 2005, and November 30, 2004 (in thousands):

	May 31, 2005	November 30, 2004
Revolving Credit Facility	$20,778	35,777
12% Senior Subordinated Notes	12,374	12,374

Total debt	$33,152	48,151

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) that expires in November 2006, or in the event that the Company refinances its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility expires September 2007. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of May 31, 2005. As of May 31, 2005, the Company had borrowed $20.8 million, under the Facility, at an interest rate of 6.50%, and had additional borrowing availability of $3.0 million.

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

The Company’s Senior Notes due January 2007 bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company has received no such notice from either the trustee or a majority of the bondholders. The Company has cured the defaults relating to filing the Form 10-K, Forms 10-Q and independent accountants’ letter to the trustee. As of November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at May 31, 2005.

(7) Discontinued Operations

For the year ended November 30, 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region, primarily due to losses in the PRC. This operating loss was a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, and deteriorating relationships with the Small Bees. The Company determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have had to invest significant amounts of capital, access to which the Company did not have, reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also concluded that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations would be cost-prohibitive given the difficulties caused by the geographic distance from Corporate headquarters, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China. Accordingly, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the present value of the subordinated promissory note to be $3.0 million. The remaining $3.0 million will be recognized upon payment. In connection with the sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company had guaranteed certain payables of these operations. At August 31, 2005, there was no balance outstanding on the guaranteed payables. The Company gave notice to the vendors to cancel the guarantees. The guarantees have now been cancelled, except for one vendor which requires a 120 day notice, and which will terminate on December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion.

On August 25, 2005, the Company entered into an agreement with Mrs. L.C. Lin, a Taiwanese individual and former employee of the Taiwan operations, to sell its Taiwan operations for nominal consideration. The Taiwan operations had not been profitable since the fourth quarter of 2002. The sale is expected to close in October 2005.

At May 31, 2005, the Company has reduced the carrying value of these operations to their estimated net realizable value of $13.6 million. The estimated net realizable value at May 31, 2005, includes cash repatriated to Corporate in August 2005 of $1.6 million as well as estimated losses of $3.0 million from the operations of PRC, Hong Kong and Taiwan during the period from June 1, 2005 to August 31, 2005. The losses from June 1, 2005 to August 31, 2005 are included in the net realizable value at May 31, 2005, as the operations funded these losses.

In the third quarter of 2004, the Company decided to exit its operations in The Philippines. These operations had not been profitable since the first quarter of 2002 and did not present significant growth opportunities for the Company. At May 31, 2005, the Philippines operations were closed except for administrative matters.

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

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for Asia-Pacific Region operations. The charges for the Asia-Pacific Region include professional fees incurred in 2005 related to the PRC issues, which were funded by Corporate. The results of discontinued operations for the Asia-Pacific Region for the three and six months ended May 31, 2005, and 2004 are as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	$52,703	109,768	$142,636	347,025
Cost of sales	55,471	125,268	142,672	381,213

Gross profit	(2,768)	(15,500)	(36)	(34,188)
Selling, general and administrative expenses	4,659	4,974	7,723	11,258

Operating loss	(7,427)	(20,474)	(7,759)	(45,446)

Other income (expense):
Interest expense	(267)	(912)	(792)	(1,646)
Other, net	64	53	(18)	173

Total other income (expense)	(203)	(859)	(810)	(1,473)

Loss before income taxes	(7,630)	(21,333)	(8,569)	(46,919)
Provision for income taxes	—	(3,195)	—	(12,127)

Total discontinued operations	$(7,630)	(18,138)	$(8,569)	(34,792)

	May 31, 2005	November 30, 2004
		(as restated)
Current assets	$50,559	92,522
Non-current assets	4,881	6,421

Total assets	55,440	98,943

Current liabilities	41,131	76,895
Non-current liabilities	—	—

Total liabilities	41,131	76,895

	$14,309	22,048

(8) Joint Venture

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note to be paid over twelve months. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. In addition, the individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company attributed $4.0 million of the investment to intangible assets, of which $3.4 million was attributed to goodwill, and $0.6 million was attributed to the customer relationship and is being amortized over 7 years. At May 31, 2005, the Company had included $4.1 million in other assets related to its investment in CII. The expected amortization of the customer relationship is as follows (in thousands):

Year Ending November 30,	Amount
2005	$29
2006	87
2007	87
2008	87
2009	87
Thereafter	231

(9) Restricted Stock and Stock Appreciation Rights

On May 2, 2005, Mr. Kaiser, the Company’s Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the CellStar Corporation 2003 Long-Term Incentive Plan and a related award agreement. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The stock appreciation rights will become 100% vested if any of the following occur on or before 5 p.m. on December 31, 2005: (i) Mr. Kaiser’s death; (ii) the termination of Mr. Kaiser’s employment as a result of disability; (iii) the termination of Mr. Kaiser’s employment without cause; or (iv) a change in control. In addition, if any of these events occur, the restricted stock will become 100% vested. If none of these events occur prior to the specified date, or if Mr. Kaiser is terminated for cause or voluntarily terminates his employment prior to the specified date, the stock appreciation rights will be forfeited. If the stock appreciation rights become vested and Mr. Kaiser exercises them for cash, the same number of shares of restricted stock will be forfeited. The total value of the award, $0.3 million, will be expensed over the vesting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $9.4 million, or $0.46 per share, for the second quarter of 2005 which includes a loss of $7.6 million, or $0.37 per share from discontinued operations, compared with a net loss of $19.7 million, or $0.96 per share, for the same quarter last year, which includes a loss of $18.1 million, or $0.89 per share from discontinued operations. Revenues for the quarter ended May 31, 2005, were $261.5 million, an increase of $76.4 million, compared to $185.1 million in 2004. Revenues increased in the Latin American Region ($70.2 million) due to increased sales to the Company’s major carrier customers in Colombia and Mexico. Revenues increased in the North American Region ($6.2 million) due to an increase in its insurance replacement business. Gross profit increased from $13.0 million (7.0% of revenues) in the second quarter of 2004 to $13.5 million (5.2% of revenues) in the second quarter of 2005. Selling, general and administrative expenses decreased $0.5 million from $14.2 million (7.7% of revenues) for the second quarter of 2004 to $13.7 million (5.3% of revenues) for the second quarter of 2005, primarily due a decrease in payroll and benefits of $0.6 million.

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

Due to the Company’s inability to timely file its Form 10-K for fiscal 2004 and Form 10-Q for the first quarter of 2005, the Company’s common stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005. As a result of the delisting, the Company’s common stock is currently traded on the over-the-counter market, and is quoted in the Pink Sheets ® , which provides electronic quotation information.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2005 and 2004:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	94.8	93.0	95.2	93.1

Gross profit	5.2	7.0	4.8	6.9
Selling, general and administrative expenses	5.3	7.7	5.3	7.9

Operating loss	(0.1)	(0.7)	(0.5)	(1.0)

Other income (expense):
Interest expense	(0.6)	(0.4)	(0.5)	(0.4)
Loss on divestiture of Colombia	—	(0.1)	—	—
Other, net	—	(0.1)	—	—

Total other income (expense)	(0.6)	(0.6)	(0.5)	(0.4)

Loss from continuing operations before income taxes	(0.7)	(1.3)	(1.0)	(1.4)

Benefit for income taxes	—	(0.5)	—	(0.5)

Loss from continuing operations	(0.7)	(0.8)	(1.0)	(0.9)
Discontinued operations	(2.9)	(9.8)	(1.8)	(9.0)

Net loss	(3.6)%	(10.6)	(2.8)	(9.9)

Three Months Ended May 31, 2005, Compared to Three Months Ended May 31, 2004

Revenues. The Company’s revenues increased $76.4 million, or 41.3%, from $185.1 million in 2004 to $261.5 million in 2005. The Company handled 3.1 million handsets (0.8 million consigned) in the second quarter of 2005 compared to 1.9 million handsets (0.7 million consigned) in the second quarter of 2004. The average selling price of handsets for the second quarter of 2005 was $109 compared to $130 in 2004, primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $106.5 million, an increase of $6.2 million, compared to $100.3 million in 2004. Revenues in the region’s insurance replacement business increased primarily due to a change in the product mix where the ratio of new phones to refurbished has increased. Additionally, revenues in the region’s direct-to-consumer business increased with the expansion of the Company’s relationship with one of its regional carrier group customers to include some of the Company’s logistic solutions. These increases were partially offset by a decrease in the region’s indirect channel business as a result of a major carrier’s decision to change its distribution strategy.

The Company’s operations in the Latin American Region provided $155.0 million of revenues in 2005, compared to $84.8 million in 2004, a $70.2 million increase. Revenues in Mexico were $55.4 million compared to $35.2 million in 2004. The increase in revenues was primarily due to the Company’s efforts to reposition its operations in Mexico and focus on the largest wireless carrier in the country, Telcel. Revenues from the Company’s Colombia operations were $7.1 million in 2004. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $92.6 million compared to $34.8 million a year ago, primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive programs in the country consisting primarily of low end handsets supplied by the Company. Revenues from the Company’s operations in Chile were $7.0 million in 2005 compared to $7.7 million in 2004.

Gross Profit. Gross profit increased $0.5 million from $13.0 million in 2004 to $13.5 million in 2005. Gross profit as a percentage of revenues was 5.2% for the quarter ended May 31, 2005, compared to 7.0% for the second quarter of 2004.

Gross profit in the North American Region was down due to a change in the revenue mix in the region’s insurance replacement business. The insurance replacement business had an increase in the percentage of new handsets sold, which have a lower margin than refurbished phones. Also, there was a decline in the region’s independent channel business as a result of a major carrier’s decision to sell direct into its dealer agent channel.

Gross profit in the Latin American Region was up, however, the gross margin percentage was down. Although the region benefited from the increase in revenues associated with the Company’s major carrier customer in Colombia, the margin percentage was impacted as margins are generally lower with this customer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million from $14.2 million in 2004 to $13.7 million in 2005, primarily due to a decrease of $0.6 million in payroll and benefits. The decrease in payroll and benefits occurred across the Company’s North and Latin American Regions as the Company continues its efforts to adjust its current overhead and bring it more in line with its current business model.

Interest Expense. Interest expense in 2005 was $1.4 compared to $0.9 million in the prior year primarily due to an increase in factoring of receivables in the Latin American Region.

Income Taxes. Income tax expense was zero in 2005 compared to a benefit of $0.8 million in 2004. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses for its domestic operations as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company decided to exit the Asia-Pacific Region.

Six Months Ended May 31, 2005, Compared to Six Months Ended May 31, 2004

Revenues. The Company’s revenues increased $102.0 million, or 26.4%, from $386.5 million in 2004 to $488.5 million in 2005. The Company handled 5.7 million handsets (1.5 million consigned) in the first half of 2005 compared to 4.0 million handsets (1.5 million consigned) in the first half of 2004. The average selling price of handsets for the first half of 2005 was $109 compared to $133 in 2004 primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $206.5 million, a decrease of $4.9 million, compared to $211.4 million in 2004. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket Communications, Inc. (“Cricket”), as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel were approximately $24.2 million for 2004. The Company’s indirect channel business also saw a decrease in 2005 as a result of a major carrier’s decision to change its distribution strategy. These decreases were partially offset by increases in revenues from regional carrier customers, due to new model promotions as well as increases in the region’s insurance replacement business primarily due to a change in the product mix where the ratio of new phones to refurbished phones has increased.

The Company’s operations in the Latin American Region provided $282.0 million of revenues in 2005, compared to $175.0 million in 2004, a $107.0 million increase. Revenues in Mexico were $101.5 million compared to $60.2 million in 2004. The increase in revenues was primarily due to the Company’s efforts to reposition its operations in Mexico and focus on the largest wireless carrier in the country, Telcel. Revenues from the Company’s Colombia operations were $16.3 million in 2004. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the fourth quarter of 2003, the Company made a strategic decision to seek a high level of local ownership in Colombia, and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $168.9 million compared to $86.7 million a year ago, primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive programs in the country consisting primarily of low end handsets supplied by the Company. Revenues from the Company’s operations in Chile were $11.6 million in 2005 compared to $11.9 million in 2004.

Gross Profit. Gross profit decreased $3.1 million from $26.8 million in 2004 to $23.6 million in 2005. Gross profit as a percentage of revenues was 4.8% for the quarter ended May 31, 2005, compared to 6.9% for the second quarter of 2004.

Gross profit and margin percentage in the North American Region were down primarily due to the ceasing of its relationship with Cricket as well as a change in the revenue mix in the insurance replacement business. The insurance replacement business had an increase in the percentage of new handsets sold which have a lower margin than refurbished phones, partially offset by an increase in the region’s regional carrier group. The North American Region also was impacted by an increase in inventory obsolescence primarily as a result of a $0.3 million provision on non-handset related products. The Company was not successful in its expansion into new products outside of its traditional handset business. The Company has hired an experienced new product manager to lead the new product effort in 2005.

Gross profit and margin percentage in the Latin American Region increased and decreased respectively, primarily due to the impact of the Company’s major carrier customer in Colombia to the Region’s business. Although revenues were higher with this customer, the margins are generally lower.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.1 million from $30.3 million in 2004 to $26.2 million in 2005, primarily due to decreases in payroll and benefits of $1.6 million, $0.4 million in property and facility expenses, $0.4 million in professional fees and a $0.4 million reduction in bad debt reserves. The decrease in payroll and benefits occurred across all regions as the Company continues its efforts to adjust its current overhead and bring it more in line with its current business model. The decline in professional fees is attributable to reductions in legal fees as well as audit fees associated with the Sarbanes-Oxley Act of 2002. The reduction in bad debt reserves is primarily due to a recovery in the North American Region of $0.5 million due to a payment received on an account previously reserved.

Interest Expense. Interest expense in 2005 was $2.6 million compared to $1.6 million in the prior year primarily due to an increase in the interest rate as well as an increase in factoring of receivables in the Latin American Region.

Income Taxes. Income tax expense was zero in 2005 compared to a benefit of $1.8 million in 2004. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses for its domestic operations as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At May 31, 2005, the Company has net deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

The Company’s North American Region generated operating income of $18.8 million, $13.3 million and $1.5 million for the years ended November 30, 2002, 2003, and 2004, respectively and $0.5 million for the first six months of 2005. Although the region continued to be profitable in 2004, the Company underestimated the time it would take to close some of the large reverse logistics programs it was working on and did not execute on its strategies to market its new products in 2004. Therefore, the Company has renewed its focus in the areas of new business development and new product development and has reorganized the region. However, the Company believes the issues in the PRC and the related delay in filing its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, and its Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005 and May 31, 2005 have had a negative impact on 2005.

In the Latin American Region, operating income (loss) was ($15.0) million, ($5.0) million and $7.6 million for the years ended November 30, 2002, 2003 and 2004, respectively and $5.4 million for the first six months of 2005. In 2003, the Company replaced the general manager in its Mexico operations, revised its business model and focused on supplier and carrier relationships. For fiscal 2004 and for the first six months of 2005, the region was the Company’s largest income producer.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company decided to exit the Asia-Pacific Region.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at May 31, 2005 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Continuing operations
Revolving credit facility (variable interest, 6.5% at May 31, 2005)	$20,778	—	20,778	—	—
12% Senior subordinated notes	12,374	—	12,374	—	—
Operating leases	5,726	1,965	2,969	792	—

	38,878	1,965	36,121	792	—

Asia-Pacific Obligations
People’s Republic of China notes payable and credit facilities (3.40% to 5.04% at May 31, 2005)	20,149	20,149	—	—	—
Taiwan notes payable and credit facilities (3.36% to 5.00% at May 31, 2005)	1,276	1,276	—	—	—
Operating leases	1,519	783	736	—	—

	22,944	22,208	736	—	—

Total contractual obligations	$61,822	24,173	36,857	792	—

During the quarter ended May 31, 2005, the Company’s operations have relied primarily on cash balances, funds generated from each respective operation and borrowing under its credit facilities to fund working capital and capital expenditures.

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss each of the last five years and in the first half of 2005. The Company had negative cash flow from operations for the past two years. The Company is taking actions to enhance profitability and is exiting unprofitable operations. The Company had an operating loss of $86.8 million for the year ended November 30, 2004, which included an operating loss of $76.8 million in the Asia-Pacific Region. In 2005, the Company exited the Asia-Pacific Region. The North America Region has had operating income for the last four years and for the first six months of 2005. The performance of the remaining entities in the Latin America Region has improved and the region was profitable in 2004 and for the first six months of 2005. The Latin America Region was the Company’s largest operating income producer for 2004 and the first half of 2005. Management is also taking actions to reduce overhead and improve operating margins in the North American and Latin American Region as well as at the corporate level. Management believes that the actions the Company is taking will enable the Company to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to improve its operating margins and maintain its funding through its bank facility and vendor credit lines.

Cash, cash equivalents, and restricted cash at May 31, 2005, were $13.3 million, compared to $13.2 million at November 30, 2004.

Compared to November 30, 2004, accounts receivable decreased from $116.9 million to $97.4 million at May 31, 2005. Accounts receivable days sales outstanding for the quarter ended May 31, 2005, based on monthly accounts receivable balances, were 37.6, compared to 38.5 for the quarter ended November 30, 2004. Accounts receivable have decreased by $16.5 million and $13.1 million in the Company’s Mexico and U.S. operations compared to November 30, 2004 primarily as a result of reductions in revenues as the fourth quarters are generally stronger for both operations. These declines were partially offset by an increase of $8.5 million in the Company’s Miami operations due to the increase in business with the carrier customer in Colombia. Inventories decreased to $70.3 million at May 31, 2005, from $87.3 million at November 30, 2004, primarily due to a decrease of $19.9 million in the Company’s Miami operations. Inventory turns for the quarter ended May 31, 2005, based on monthly inventory balances, were 13.6 turns, compared to 8.8 for the quarter ended November 30, 2004, primarily due to an increase in the revenues in the Company’s Miami operations. Accounts payable decreased to $147.9 million at May 31, 2005, compared to $162.9 million at November 30, 2004, primarily due to a decrease of $14.0 million in the Company’s Mexico operations.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in November 2006, or in the event that the Company refinances its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility expires in September 2007. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of May 31, 2005 and decreased by $850,000 per year until September 2006 and remains at $425,000 thereafter. As of May 31, 2005, the Company had borrowed $20.8 million, at an interest rate of 6.50%, level compared to February 28, 2005 and a decrease of $15.0 million from $35.8 million at November 30, 2004. The Company had additional borrowing availability, under the Facility, of $3.0 million at May 31, 2005. At September 30, 2005, the Company had borrowed $29.3 million at an interest rate of 7.25% and had additional borrowing availability of $8.1 million.

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

The Company’s Senior Notes due January 2007 bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the Indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company received no such notice from either the trustee or a majority of the bondholders. The Company has cured the defaults relating to filing the Form 10-K, Forms 10-Q and the letter to the trustee. As of November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at May 31, 2005.

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

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no significant changes during the six months ended May 31, 2005, to the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended May, 2005, and 2004, the Company recorded net foreign currency gains (losses) of $0.4 million and ($0.4) million, respectively, in cost of goods sold. The gain (loss) in both quarters was primarily due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure is primarily related to the Mexican peso. In the PRC, the local currency has historically been fixed relative to the U.S. dollar. In July 2005, the Central Bank of the PRC announced the RMB would no longer be pegged solely to the U.S. dollar and would be allowed to float within a narrow range. As a result of the sale of the PRC operations on September 2, 2005, the Company does not expect this change to have a material impact on the Company. The Company’s exposure in Chile is currently limited due to the size of the operations, and also in Hong Kong and Taiwan as the Company decided to exit these operations.

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

The Company had forward purchase contracts relating to USD $1.6 million of its receivables in its Chile operations at May 31, 2005, which were denominated in Chilean Pesos. The contracts were a combination of deliverable and non-deliverable and had terms matching the length of the receivable, and matured in June 2005. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended May 31, 2005, the interest rate of borrowings under the Facility ranged from 6.0% to 6.5%. The interest rate increased by 0.25% on June 30 and August 9, 2005, as a result of changes in banks’ prime lending rates. An additional one percent change in variable interest rates will not have a material impact on the Company. The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded due to the material weaknesses discussed in Management’s Report on Internal Control in the Form 10-K for the year ended November 30, 2004, that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2005, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For the year ended November 30, 2004, the Company concluded that the controls in the PRC were not effective. In order to further strengthen controls, improve reporting and enhance the level of knowledge of accounting principles generally accepted in the United States of America in the Asia-Pacific Region, on December 1, 2004, the Company hired a new Director of Accounting for the Asia-Pacific Region and in April 2005 the Company hired a new Chief Financial Officer for the Asia-Pacific Region. However, in April 2005, the Company’s Director of Accounting for the Asia-Pacific Region resigned. During the quarter ended August 31, 2005, the Company implemented additional approval requirements for purchasing, disbursements, and credit approvals for the Asia-Pacific Region. In August 2005, the Company decided to exit the Asia-Pacific Region, and on September 2, 2005, sold its PRC and Hong Kong operations.

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
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer )

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