Form 10-Q
period 2005-08-31
CELLSTAR CORP
filed 2005-10-11
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

(972) 466-5000

(Registrant’s telephone number, including, area code)

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

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	August 31, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,737	13,179
Accounts receivable (less allowance for doubtful accounts of $38,365 and $39,481, respectively)	85,225	116,947
Inventories	57,769	87,253
Deferred income taxes	10,361	10,361
Prepaid expenses	5,369	7,900
Assets held for sale - Asia Pacific Operations	32,093	98,943

Total current assets	199,554	334,583
Property and equipment, net	5,887	7,306
Deferred income taxes	9,568	9,568
Other assets	6,546	1,779

	$221,555	353,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$16,201	35,777
Accounts payable	129,163	162,850
Accrued expenses	15,133	18,985
Deferred income taxes	12,482	12,482
12% Senior subordinated notes	—	12,374
Liabilities - Asia Pacific Operations	22,561	76,895

Total current liabilities	195,540	319,363

12% Senior subordinated notes	12,374	—
Other long-term liabilities	615	—

Total liabilities	208,529	319,363

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,509,529 and 20,367,504 shares issued and outstanding, respectively	205	204
Additional paid-in capital	123,816	123,489
Unearned compensation	(292)	—
Accumulated other comprehensive loss—foreign currency translation adjustments	(7,944)	(8,405)
Retained deficit	(102,759)	(81,415)

Total stockholders’ equity	13,026	33,873

	$221,555	353,236

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	$277,863	201,163	$766,371	587,637
Cost of sales	264,814	187,965	729,676	547,652

Gross profit	13,049	13,198	36,695	39,985

Selling, general and administrative expenses	12,794	14,475	39,018	44,821

Operating income (loss)	255	(1,277)	(2,323)	(4,836)

Other income (expense):
Interest expense	(2,182)	(1,054)	(4,750)	(2,684)
Loss on divestiture of Colombia	—	—	—	(120)
Other, net	(35)	43	(91)	51

Total other income (expense)	(2,217)	(1,011)	(4,841)	(2,753)

Loss from continuing operations before income taxes	(1,962)	(2,288)	(7,164)	(7,589)

Benefit for income taxes	—	(1,060)	—	(2,856)

Loss from continuing operations	(1,962)	(1,228)	(7,164)	(4,733)

Discontinued operations	(5,611)	(12,922)	(14,180)	(47,714)

Net loss	$(7,573)	(14,150)	$(21,344)	(52,447)

Net loss per share:

Basic and diluted:

Loss from continuing operations	$(0.10)	(0.06)	$(0.35)	(0.23)
Discontinued operations	(0.27)	(0.63)	(0.70)	(2.35)

Net loss per share	$(0.37)	(0.69)	$(1.05)	(2.58)

Weighted average number of shares:
Basic and diluted	20,367	20,367	20,367	20,362

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Nine months ended August 31, 2005 and 2004

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive loss	Retained earnings (deficit)	Total
	Shares	Amount
Balance at November 30, 2004	20,367	$204	123,489	—	(8,405)	(81,415)	33,873
Comprehensive loss:
Net loss	—	—	—	—	—	(21,344)	(21,344)
Foreign currency translation adjustment	—	—	—	—	461	—	461

Total comprehensive loss							(20,883)
Grant of restricted stock	142	1	327	(328)	—	—	—
Amortization of restricted stock	—	—	—	36	—	—	36

Balance at August 31, 2005	20,509	$205	123,816	(292)	(7,944)	(102,759)	13,026

Balance at November 30, 2003 (as restated)	20,356	$204	123,407	—	(12,540)	36,702	147,773
Comprehensive loss:
Net loss (as restated)	—	—	—	—	—	(52,447)	(52,447)
Foreign currency translation adjustment	—	—	—	—	203	—	203
Realized foreign currency translation adjustment					2,888		2,888

Total comprehensive loss							(49,356)
Common stock issued under stock option plans	11	—	82	—	—	—	82

Balance at August 31, 2004 (as restated)	20,367	$204	123,489	—	(9,449)	(15,745)	98,499

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2005 and 2004

(Unaudited)

(In thousands)

	2005	2004
		(as restated)
Cash flows from operating activities:
Net loss	$(21,344)	(52,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Recovery of doubtful accounts	(620)	(580)
Provision for inventory obsolescence	2,657	2,773
Depreciation and amortization	3,121	3,344
Deferred income taxes	—	5,481
Loss on divestiture of Colombia	—	120
Changes in operating assets and liabilities:
Accounts receivable	29,803	26,071
Inventories	26,827	(13,284)
Prepaid expenses	2,531	2,849
Other assets	(640)	88
Accounts payable	(33,687)	(29,876)
Accrued expenses	(3,237)	(2,602)
Income taxes payable	—	(866)
Discontinued operations	59,587	50,706

Net cash provided by (used in) operating activities	64,998	(8,223)

Cash flows from investing activities:
Purchases of property and equipment	(817)	(4,585)
Other	(1,100)	—
Discontinued operations	4,988	13,564

Net cash provided by (used in) investing activities	3,071	8,979

Cash flows from financing activities:
Borrowings on notes payable	578,350	515,620
Payments on notes payable	(597,926)	(495,752)
Additions to deferred loan costs	(876)	(101)
Net proceeds from issuance of common stock	—	82
Discontinued operations	(52,059)	(27,508)

Net cash used in financing activities	(72,511)	(7,659)

Net decrease in cash and cash equivalents	(4,442)	(6,903)
Cash and cash equivalents at beginning of period	13,179	13,262

Cash and cash equivalents at end of period	$8,737	6,359

Schedule of Non-Cash Investing and Financing Transactions
Investment in Joint Venture	$3,000	—
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

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company has restated its previously reported financial results for the periods prior to and including the period ended August 31, 2004. Financial information included in this Form 10-Q reflects all of the restatements described below.

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

The following tables (in thousands) summarize the net effect of the restatement by period. These adjustments did not change the amounts reported as cash flows from operating, investing or financing activities. As a result of preparing the restatement, the Company determined an additional $1.4 million and $2.9 million in bad debt expense was necessary in the first and third quarters of 2004, respectively, as a result of the financial condition of three PRC customers.

	Revenue				Cost of Sales			Selling, General & Administrative	Total Adjustments before Income Taxes	Income Taxes	Total Adjustments
	Sales to Small Bees	Claims for Credits	Extended Trade Terms	Total Revenue	Sales to Small Bees	Inventory Obsolescence	Total Cost of Sales	Bad Debt
Cumulative to November 30, 2003	$—	(14,485)	(19,741)	(34,226)	—	(9,973)	(9,973)	—	(44,199)	15,470	(28,729)

Quarter ended February 29, 2004 (unaudited)	$(11,764)	(20,316)	(362)	(32,442)	9,825	(8,109)	1,716	(1,400)	(32,126)	11,252	(20,874)
Quarter ended May 31, 2004 (unaudited)	(38,342)	(10,049)	(2,216)	(50,607)	34,032	(8,221)	25,811	—	(24,796)	4,460	(20,336)
Quarter ended August 31, 2004 (unaudited)	13,795	(4,931)	(362)	8,502	(10,928)	1,321	(9,607)	(2,853)	(3,958)	594	(3,364)

Year to date August 31, 2004 (unaudited)	$(36,311)	(35,296)	(2,940)	(74,547)	32,929	(15,009)	17,920	(4,253)	(60,880)	16,306	(44,574)

	ACCOUNTS RECEIVABLE
	Sales to	Claims for	Extended	Allow. for	Total
	Small Bees	Credits	Trade Terms	Doubtful Accts.	Adjustments
November 30, 2003	$—	(14,485)	(19,741)	—	(34,226)

Quarter ended February 29, 2004 (unaudited)	(13,764)	(34,801)	(20,103)	(1,400)	(70,068)
Quarter ended May 31, 2004 (unaudited)	(58,624)	(44,850)	(22,319)	(1,400)	(127,193)
Quarter ended August 31, 2004 (unaudited)	(42,484)	(49,781)	(22,681)	(4,253)	(119,199)

	INVENTORY			ACCRUED EXPENSES
	Sales to	Inventory	Total	Sales to
	Small Bees	Obsolescence	Adjustments	Small Bees
November 30, 2003	$—	(9,973)	(9,973)	$—

Quarter ended February 29, 2004 (unaudited)	9,825	(18,082)	(8,257)	(2,000)
Quarter ended May 31, 2004 (unaudited)	43,857	(26,303)	17,554	(8,518)
Quarter ended August 31, 2004 (unaudited)	32,929	(24,982)	7,947	(6,173)

	INCOME TAXES
	Deferred Tax	Deferred Tax
	Asset	Liability
November 30, 2003	$6,630	(8,840)

Quarter ended February 29, 2004 (unaudited)	11,452	(15,270)
Quarter ended May 31, 2004 (unaudited)	15,168	(16,014)
Quarter ended August 31, 2004 (unaudited)	15,762	(16,014)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the restatements (in thousands) for the three and nine months ended August 31, 2004, prior to reclassifications to conform to the current year presentation. In 2005, the Company decided to exit the Asia-Pacific Region and subsequently reclassified to discontinued operations the results and related charges for the Asia-Pacific Region. (See Note 7)

.

	Quarter to Date As previously reported August 31, 2004	Adjustment	Quarter to Date As restated August 31, 2004	Year to Date As previously reported August 31, 2004	Adjustment	Year to Date As restated August 31, 2004
Revenues	$266,477	8,502	274,979	1,041,204	(74,547)	966,657
Cost of sales	256,052	9,607	265,659	981,831	(17,920)	963,911

Gross profit	10,425	(1,105)	9,320	59,373	(56,627)	2,746
Selling, general and administrative expenses	22,126	2,853	24,979	62,742	4,253	66,995
Impairment of assets held for sale	1,311	—	1,311	1,311	—	1,311

Operating loss	(13,012)	(3,958)	(16,970)	(4,680)	(60,880)	(65,560)

Other income (expense):
Interest expense	(1,495)	—	(1,495)	(4,771)	—	(4,771)
Gain on sale of assets	—	—	—	(120)	—	(120)
Other, net	117	—	117	295	—	295

Total other income (expense)	(1,378)	—	(1,378)	(4,596)	—	(4,596)

Loss from continuing operations before income taxes	(14,390)	(3,958)	(18,348)	(9,276)	(60,880)	(70,156)
Benefit for income taxes	(5,570)	(594)	(6,164)	(3,697)	(16,306)	(20,003)

Loss from continuing operations	(8,820)	(3,364)	(12,184)	(5,579)	(44,574)	(50,153)

Discontinued operations	(1,966)	—	(1,966)	(2,294)	—	(2,294)

Net loss	$(10,786)	(3,364)	(14,150)	(7,873)	(44,574)	(52,447)

Net loss per share:

Basic and diluted	$(0.53)	(0.17)	(0.69)	(0.39)	(2.19)	(2.58)

Weighted average number of shares:

Basic and diluted	20,367	20,367	20,367	20,362	20,362	20,362

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net loss would have been the pro forma amounts below for the three and nine months ended August 31, 2005 and 2004 (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net loss, as reported	$(7,573)	(14,150)	$(21,344)	(52,447)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	7	(244)	(240)	(517)

Proforma net loss	$(7,566)	(14,394)	$(21,584)	(52,964)

Net loss per common share:
as reported	$(0.37)	(0.69)	$(1.05)	(2.58)
proforma	(0.37)	(0.71)	(1.06)	(2.60)

(4) Net Loss Per Share

Options to purchase 1.6 million shares of common stock for the three and nine months ended August 31, 2005 and 1.1 million and 1.0 million shares of common stock for the three and nine months ended August 31, 2004, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price. If not for the loss from continuing operation, 0.3 million and 0.4 million shares would have been included in the diluted per share computation for the three and nine months ended August 31, 2004, respectively.

142,025 unvested restricted shares of common stock were excluded from the per share computation for the three months and nine months ended August 31, 2005.

(5) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”), and Latin America, which includes Mexico and Miami. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. In 2005, the Company decided to exit the Asia-Pacific Region. The results of the Asia-Pacific Region are classified as discontinued operations for all periods presented. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of August 31, 2005, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The Corporate segment includes headquarters operations, income and expenses not allocated to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of August 31, 2005, and November 30, 2004, follows (in thousands):

	Asia-	Latin	North
	Pacific	America	America	Europe	Corporate	Total
Total assets
August 31, 2005	$32,093	76,162	85,785	668	26,847	221,555
November 30, 2004	98,943	141,684	87,208	668	24,733	353,236

Segment operations information for the three and nine months ended August 31, 2005 and 2004, follows (in thousands):

	Latin	North
	America	America	Europe	Corporate	Total
Three months ended August 31, 2005
Revenues from external customers	$148,349	129,514	—	—	277,863
Income (loss) from continuing operations before interest and taxes	2,763	385	—	(2,928)	220

Three months ended August 31, 2004
Revenues from external customers	85,190	115,973	—	—	201,163
Income (loss) from continuing operations before interest and taxes	2,098	57	—	(3,396)	(1,241)

	2005	2004
Income (loss) from continuing operations before interest and income taxes per segment information	$220	(1,241)
Interest expense per the consolidated statements of operations	(2,182)	(1,054)
Interest income included in other, net in the consolidated statements of operations	—	7

Loss from continuing operations before income taxes per the consolidated statements of operations	$(1,962)	(2,288)

	Latin	North
	America	America	Europe	Corporate	Total
Nine months ended August 31, 2005
Revenues from external customers	$430,336	336,035	—	—	766,371
Income (loss) from continuing operations before interest and taxes	7,803	(413)	—	(9,804)	(2,414)

Nine months ended August 31, 2004
Revenues from external customers	260,226	327,411	—	—	587,637
Income (loss) from continuing operations before interest and taxes	4,755	352	475	(10,540)	(4,958)

	2005	2004
Loss from continuing operations before interest and income taxes per segment information	$(2,414)	(4,958)
Interest expense per the consolidated statements of operations	(4,750)	(2,684)
Interest income included in other, net in the consolidated statements of operations	—	53

Loss from continuing operations before income taxes per the consolidated statements of operations	$(7,164)	(7,589)

A customer in the North American Region accounted for approximately 11% or $83.9 million and 12% or $70.2 million of consolidated revenues for the nine months ended August 31, 2005, and 2004, respectively. The same customer accounted for approximately 25% and 21% of the North American Region revenues for the nine months ended August 31, 2005, and 2004, respectively. Another customer accounted for approximately 14% and 11% of the North American Region revenues for the nine months ended August 31, 2005 and 2004, respectively. A customer in the Latin American Region accounted for approximately 17% or $126.5 million of consolidated revenues and 29% of the Latin American Region revenues for the nine months ended August 31, 2005. Another customer accounted for approximately 17% or $128.3 million and 11% or $66.7 million of consolidated revenues for the nine months ended August 31, 2005, and 2004, respectively. The same customer accounted for approximately 30% and 26% of the Latin American Region revenues for the nine months ended August 31, 2005 and 2004, respectively. Another customer accounted for approximately 13% of the Latin American Region revenues for the nine months ended August 31, 2004.

(6) Debt

Debt related to continuing operations consisted of the following at August 31, 2005, and November 30, 2004 (in thousands):

	August 31,	November 30,
	2005	2004
Revolving Credit Facility	$16,201	35,777
12% Senior Subordinated Notes	12,374	12,374

Total debt	$28,575	48,151

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) that expires in November 2006, or in the event that the Company refinances its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility expires September 2007. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of August 31, 2005. As of August 31, 2005, the Company had borrowed $16.2 million under the Facility at an interest rate of 7.00% and had additional borrowing availability of $21.1 million.

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

The Company’s Senior Notes due January 2007 bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Senior Notes, confirming that their audit examination included a review of the terms of the indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company received no such notice from either the trustee or a majority of the bondholders. The Company has cured the defaults relating to filing the Form 10-K, Forms 10-Q and the independent accountants’ letter to the trustee. As of November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at August 31, 2005.

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

At August 31, 2005, the Company reduced the carrying value of these operations to their estimated net realizable value of $ 9.0 million.

In the third quarter of 2004, the Company decided to exit its operations in The Philippines. These operations had not been profitable since the first quarter of 2002 and did not present significant growth opportunities for the Company. At August 31, 2005, the Philippines operations were closed except for administrative matters.

In 2004, the Company decided to exit its operations in Singapore. These operations had not been profitable since 2002 and did not present significant growth opportunities for the Company. On November 12, 2004, the Company completed the sale of its Singapore operations to a local group that included the former general manager of the operations. The purchase price was $2.5 million in cash and the Company recorded a pre-tax loss of $0.2 million.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Asia-Pacific Region. The charges for the Asia-Pacific Region include $3.2 million in professional fees incurred in 2005 related to the PRC issues, which were funded by Corporate. The results of discontinued operations for the Asia-Pacific Region for the three and nine months ended August 31, 2005, and 2004 are as follows (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	$11,391	84,998	$154,027	432,023
Cost of sales	12,169	88,949	154,841	470,162

Gross profit	(778)	(3,951)	(814)	(38,139)
Selling, general and administrative expenses	4,751	10,485	12,474	21,743
Impairment of assets	—	2,979	—	2,979

Operating loss	(5,529)	(17,415)	(13,288)	(62,861)

Other income (expense):
Interest expense	(82)	(442)	(874)	(2,088)
Other, net	—	82	(18)	255

Total other income (expense)	(82)	(360)	(892)	(1,833)

Loss before income taxes	(5,611)	(17,775)	(14,180)	(64,694)
Provision for income taxes	—	(4,853)	—	(16,980)

Total discontinued operations	$(5,611)	(12,922)	$(14,180)	(47,714)

	August 31,	November 30,
	2005	2004
		(as restated)
Current assets	$27,613	92,522
Non-current assets	4,480	6,421

Total assets	32,093	98,943

Current liabilities	22,561	76,895
Non-current liabilities	—	—

Total liabilities	22,561	76,895

	$9,532	22,048

(8) Joint Venture

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note which was to be paid over twelve months. The Company paid the note in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. In addition, the individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company attributed $4.0 million of the investment to intangible assets, of which $3.4 million was attributed to goodwill, and $0.6 million was attributed to the customer relationship and is being amortized over 7 years. At August 31, 2005, the Company had included $4.0 million in other assets related to its investment in CII. The expected amortization of the customer relationship is as follows (in thousands):

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

(10) Contingencies

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $7.5 million, or $0.37 per share, for the third quarter of 2005 including a loss of $5.6 million, or $0.28 per share from discontinued operations, compared with a net loss of $14.2 million, or $0.69 per share, for the same quarter last year, including a loss of $12.9 million, or $0.63 per share from discontinued operations. Revenues for the quarter ended August 31, 2005, were $277.9 million, an increase of $76.7 million, compared to $201.2 million in 2004. Revenues increased in the Latin American Region ($63.2 million) due to increased sales to the Company’s major carrier customers in Colombia and Mexico. Revenues increased in the North American Region ($13.5 million) due to increases in the insurance replacement and regional carrier business, partially offset by a decline in the indirect channel business. Gross profit decreased from $13.2 million (6.6% of revenues) in the third quarter of 2004 to $13.0 million (4.7% of revenues) in the third quarter of 2005. Selling, general and administrative expenses decreased $1.7 million from $14.5 million (7.2% of revenues) for the third quarter of 2004 to $12.8 million (4.6% of revenues) for the third quarter of 2005, primarily due to a decline in professional fees of $1.6 million.

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

For the year ended November 30, 2004, the Company incurred an operating loss of $76.8 million in the Asia-Pacific Region. This operating loss was primarily a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, deteriorating relationships with the Small Bees and increased bad debt expense. Company management determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have to invest significant amounts of capital, access to which it did not have. Additionally, the Company would have to reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also believes that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations would be cost-prohibitive given the difficulties caused by the geographic distance from Corporate, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2005 and 2004:

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	95.3	93.4	95.2	93.2

Gross profit	4.7	6.6	4.8	6.8
Selling, general and administrative expenses	4.6	7.2	5.1	7.6

Operating income (loss)	0.1	(0.6)	(0.3)	(0.8)

Other income (expense):
Interest expense	(0.8)	(0.5)	(0.6)	(0.5)
Loss on divestiture of Colombia	—	—	—	—
Other, net	—	—	—	—

Total other income (expense)	(0.8)	(0.5)	(0.6)	(0.5)

Loss from continuing operations before income taxes	(0.7)	(1.1)	(0.9)	(1.3)

Benefit for income taxes	—	(0.5)	—	(0.5)

Loss from continuing operations	(0.7)	(0.6)	(0.9)	(0.8)

Discontinued operations	(2.0)	(6.4)	(1.9)	(8.1)

Net loss	(2.7)%	(7.0)	(2.8)	(8.9)

Three Months Ended August 31, 2005, Compared to Three Months Ended August 31, 2004

Revenues. The Company’s revenues increased $76.7 million, or 38.1%, from $201.2 million in 2004 to $277.9 million in 2005. The Company handled 3.3 million handsets (1.1 million consigned) in the third quarter of 2005 compared to 2.1 million handsets (0.7 million consigned) in the third quarter of 2004. The average selling price of handsets for the third quarter of 2005 was $113 compared to $134 in 2004, primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $129.5 million, an increase of $13.5 million, compared to $116.0 million in 2004. Revenues in the reverse logistics business increased due to the expansion of the Company’s relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions as well as a change in the product mix for the insurance replacement business where the ratio of new phones to refurbished has increased. Additionally, there were increases in the regional carrier group due to new model promotions. These increases were partially offset by a decline in the indirect channel business as a result of a major carrier’s decision to change its distribution strategy.

The Company’s operations in the Latin American Region provided $148.3 million of revenues in 2005, compared to $85.2 million in 2004, a $63.1 million increase. Revenues in Mexico were $84.9 million compared to $47.0 million in 2004. The increase in revenues was primarily due to the Company’s efforts to reposition its operations in Mexico and focus on the largest wireless carrier in the country, Telcel. Revenues from the Company’s Miami export operations were $59.8 million compared to $26.3 million a year ago primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition fro CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company. Revenues from the Company’s operations in Chile were $3.7 million in 2005 compared to $11.8 million in 2004 due to a decrease in spot sales of handsets.

Gross Profit. Gross profit decreased $0.2 million from $13.2 million in 2004 to $13.0 million in 2005. Gross profit as a percentage of revenues was 4.7% for the quarter ended August 31, 2005, compared to 6.6% for the third quarter of 2004.

Gross profit in the North American Region was down primarily due to a change in the revenue mix in the region’s insurance replacement business. The insurance replacement business had an increase in the percentage of new handsets sold, which have a lower margin than refurbished phones.

Gross profit in the Latin American Region was up, however, the gross margin percentage was down. Although the region benefited from the increase in revenues associated with the major carrier customer in Colombia, the margin percentage was impacted as margins are generally lower with this customer. In addition, the Company incurred an increase in obsolescence charges of $0.9 million associated with slow moving products in the Company’s Mexico operations. The Company is in negotiations with the manufacturer to obtain additional compensation for these products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.7 million from $14.5 million in 2004 to $12.8 million in 2005 primarily due to a decrease in professional fees of $1.6 million. This decrease is attributable to a decline in fees associated with compliance with the Sarbanes-Oxley Act of 2002. The third quarter of 2004 included an additional $1.2 million of compliance costs as the Company adjusted its estimate of the total compliance costs for 2004.

Interest Expense. Interest expense in 2005 was $2.2 million compared to $1.1 million in the prior year primarily due to an increase in the borrowing rate and an increase in factoring of receivables in the Latin American Region.

Income Taxes. Income tax expense was zero in 2005 compared to a benefit of $1.1 million in 2004. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses for its domestic operations as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company has decided to exit the Asia-Pacific Region.

Nine Months Ended August 31, 2005, Compared to Nine Months Ended August 31, 2004

Revenues. The Company’s revenues increased $178.7 million, or 30.4%, from $587.6 million in 2004 to $766.4 million in 2005. The Company handled 9.0 million handsets (2.6 million consigned) in 2005 compared to 6.2 million handsets (2.2 million consigned) in 2004. The average selling price of handsets for 2005 was $111 compared to $133 in 2004, primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $336.0 million, an increase of $8.6 million, compared to $327.4 million in 2004. This increase in revenues is primarily due to an increase in the region’s regional carrier business primarily as a result of new model promotions in 2005 and an increase in the reverse logistics business. The increase in the reverse logistics business was due to the expansion of the Company’s relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions as well as a change in the product mix for the insurance replacement business where the ratio of new phones to refurbished has increased. These increases were partially offset by a decline in the indirect channel business as a result of a major carrier’s decision to change its distribution strategy and as well as the change in the relationship with Cricket Communications, Inc. (“Cricket”). In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 4.2% ($24.4 million) of the Company’s consolidated revenues for 2004.

The Company’s operations in the Latin American Region provided $430.3 million of revenues in 2005, compared to $260.2 million in 2004, a $170.1 million increase. Revenues in Mexico were $186.4 million compared to $107.2 million in 2004. The increase in revenues was primarily due to the Company’s efforts to reposition it operations in Mexico and focus on the largest carrier in the country, Telcel. Revenues from the Company’s Colombia operations were $20.2 million in 2004. As part of the Company’s overall plan to reposition its operations, in the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $228.7 million compared to $113.0 million a year ago primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company. Revenues from the Company’s operations in Chile were $15.3 million in 2005 compared to $23.7 million in 2004 due to a decrease in spot sales.

Gross Profit. Gross profit decreased $3.3 million from $40.0 million in 2004 to $36.7 million in 2005. Gross profit as a percentage of revenues was 4.8% for 2005, compared to 6.8% for 2004.

Gross profit and margin percentage in the North American Region were down primarily due to the ceasing of its relationship with Cricket as well as a change in the revenue mix in the region’s insurance replacement business. The insurance replacement business had an increase in the percentage of new handsets sold, which have a lower margin than refurbished phones. The region’s indirect channel business also declined as a result of a major carrier’s decision to sell direct into its dealer agent channel.

Gross profit and margin percentage in the Latin American Region increased and decreased, respectively, primarily due to the impact of the major carrier customer in Colombia to the Region’s business. Although revenues were higher with this customer, the margins are generally lower.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million from $44.8 million in 2004 to $39.0 million in 2005 primarily due to decreases in professional fees ($2.0 million) and payroll and benefits ($1.5 million). The decline in professional fees is primarily attributable to a decline in fees associated with compliance with the Sarbanes-Oxley Act of 2002 as well as a decline in legal fees. The decrease in payroll and benefits occurred across all regions as the Company continues its efforts to adjust its current overhead and bring it more in line with its current business model.

Interest Expense. Interest expense in 2005 was $4.8 million compared to $2.7 million in the prior year primarily due to an increase in the borrowing rate and an increase in factoring of receivables in the Latin American Region.

Income Taxes. Income tax expense was zero in 2005 compared to a benefit of $2.9 million in 2004. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses for its domestic operations as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At August 31, 2005, the Company has net deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was the projected profitability of the North America, Miami and Mexico operations over the next three to five years as well as tax planning strategies involving the Company’s financial subsidiary in the Netherlands. The Company needs to generate $19.7 million in pre-tax income, as well as implement the planned strategies, over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years is being considered for these projections change.

The Company’s North American Region generated operating income of $18.8 million, $13.3 million and $1.5 million for the years ended November 30, 2002, 2003, and 2004, respectively and $1.5 million for the first nine months of 2005. Although the region continued to be profitable in 2004, the Company underestimated the time it would take to close some of the large reverse logistics programs it was working on and did not execute on its strategies to market its new products in 2004. Therefore, the Company has renewed its focus in the areas of new business development and new product development and has reorganized the region. However, the Company believes the issues in the PRC and the related delay in filing its Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005 and May 31, 2005, have had a negative impact on 2005.

In the Latin American Region, operating income (loss) was ($15.0) million, ($5.0) million and $7.6 million for the years ended November 30, 2002, 2003 and 2004, respectively and $8.4 million for the first nine months of 2005. In 2003, the Company replaced the general manager in its Mexico operations, revised its business model and focused on supplier and carrier relationships. For fiscal 2004 and for the first nine months of 2005, the region was the Company’s largest income producer.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company has decided to exit the Asia-Pacific Region.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at August 31, 2005 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Continuing operations
Revolving credit facility (variable interest, 7.0% at August 31, 2005)	$16,201	—	16,201	—	—
12% Senior subordinated notes	12,374	—	12,374	—	—
Operating leases	5,200	1,895	2,801	504	—

	33,775	1,895	31,376	504	—

Asia-Pacific Obligations
Taiwan notes payable and credit facilities	1,252	1,252
Operating leases	1,128	689	439	—	—

	2,380	1,941	439	—	—

Total contractual obligations	$36,155	3,836	31,815	504	—

During the quarter ended August 31, 2005, the Company’s operations have relied primarily on cash balances, funds generated from each respective operation and borrowing under its credit facilities to fund working capital and capital expenditures.

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

Due to the delayed filing of the Form 10-K and the consolidated operating loss in 2004, the Company has experienced tightening of credit with its vendors, including its primary supplier Motorola, in the North America and Latin America Regions during 2005. The Company has been able to utilize credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs. The Company is generally able to factor its receivables from the major carriers in the Latin America Region. This tightening of credit has not materially adversely effected the Company’s operations in the North America and Latin America Regions, but has restricted growth. The Company will not be able to significantly grow the business in these regions without the availability of additional working capital or credit lines. The Company currently has more orders than capacity under the credit lines in the North American Region. The Company is dependent on maintaining open vendor credit lines on reasonable terms. With the exit from the Asia-Pacific Region, the Motorola credit lines become even more important. Interruption of these lines could have a material adverse impact on the Company’s business, and could determine whether or not the Company can continue as a going concern. The Company has been in discussions with its major suppliers regarding its credit lines. Although no assurance can be given, based on discussions in late September 2005, the Company expects that its credit lines will increase in the near future.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss each of the last five years and in the first nine months of 2005. The Company had negative cash flow from operations for the past two years. The Company is taking actions to enhance profitability and is exiting unprofitable operations. The Company had an operating loss of $86.8 million for the year ended November 30, 2004, which included an operating loss of $76.8 million in the Asia-Pacific Region. In 2005, the Company exited the Asia-Pacific Region. The North America Region has been profitable for the last four years and for the first nine months of 2005. The performance of the remaining entities in the Latin America Region has improved and the region was profitable in 2004 and for the first nine months of 2005. Management is also taking actions to reduce overhead and improve operating margins in the North American and Latin American Region as well as at the corporate level. Management believes that the actions the Company is taking will enable the Company to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to improve its operating margins and maintain its funding through its bank facility and vendor credit lines.

Cash and cash equivalents at August 31, 2005 were $8.7 million, compared to $13.2 million at November 30, 2004.

Compared to November 30, 2004, accounts receivable decreased from $116.9 million to $85.2 million at August 31, 2005. Accounts receivable days sales outstanding for the quarter ended August 31, 2005, based on monthly accounts receivable balances, were 32.9, compared to 38.5, for the quarter ended November 30, 2004. Accounts receivable have decreased by $20.4 million and $11.7 million in the Mexico and Miami operations, respectively, primarily due to increased factoring of receivables, compared to November 30, 2004. Inventories decreased to $57.8 million at August 31, 2005, from $87.3 million at November 30, 2004, primarily due to decreases of $12.7 million and $22.6 million in the Company’s Mexico and Miami operations, respectively. Inventory turns for the quarter ended August 31, 2005, based on monthly inventory balances, were 18.9 turns, compared to 8.8 for the quarter ended November 30, 2004 due to increased sales in the Mexico and Miami operations. Accounts payable decreased to $129.2 million at August 31, 2005, compared to $162.9 million at November 30, 2004, primarily due to decreases of $26.4 million and $14.8 million in the Company’s Mexico and Miami operations, respectively.

The Company has an $85.0 million Loan and Security Agreement (the “Revolving Credit Facility” or “Facility”) with a bank that expires in November 2006, or in the event that the Company refinances its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility expires September 2007. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, dividend payments, additional debt, mergers and acquisitions and disposition of assets. If the Company terminates the Facility prior to maturity, the Company will incur a termination fee. The termination fee was $1.7 million as of August 31, 2005. As of August 31, 2005, the Company had borrowed $16.2 million, at an interest rate of 7.00%, a decrease of $19.6 million from $35.8 million at November 30, 2004, and a decrease of $4.6 million from $20.8 million at May 31, 2005. The Company had additional borrowing availability, under the Facility, of $21.1 million at August 31, 2005. At September 30, 2005, the Company had borrowed $29.3 million at an interest rate of 7.25% and had additional borrowing availability of $8.1 million.

From February 2004 to October 7, 2005, the Company amended the Facility and obtained waivers that modified financial covenants increased borrowing availability under the Facility, extended the maturity date until November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Senior Notes by their respective due dates. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to exit the Company’s Greater China Operations. The Company used the proceeds to reduce the borrowings under the Facility.

The PRC operating leases were assumed by Fine Day Holdings Limited as part of the purchase of the PRC and Hong Kong operations. The Taiwan notes payable, credit facilities and operating leases will be assumed by Mrs. Lin as part of the purchase of the Taiwan operations.

In April 2005, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note which was to be paid over twelve months. The Company paid the note in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Radio Movil Dipsa S.A. de C.V. (“Telcel”), the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. In addition, the individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid.

The Company’s Senior Notes due January 2007 bear interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the Indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline have each resulted in a default under the indenture. Each default would require notice by either the trustee or a majority of the bondholders to the Company before it could become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders can accelerate payment of the Senior Notes. The Company received no such notice from either the trustee or a majority of the bondholders. The Company has cured the default relating to filing the Form 10-K, Forms 10-Q and the letter to the trustee. As of November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at August 31, 2005.

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

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no significant changes during the nine months ended August 31, 2005, to the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended August 31, 2005, and 2004, the Company recorded net foreign currency gains of $0.6 million and $0.1 million, respectively, in cost of goods sold. The gain in both quarters was primarily due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure is primarily related to the Mexican peso. In the PRC, the local currency has historically been fixed relative to the U.S. dollar. In July 2005, the Central Bank of the PRC announced the RMB would no longer be pegged solely to the U.S. dollar and would be allowed to float within a narrow range. As a result of the sale of the PRC operations on September 2, 2005, the Company does not expect this change to have a material impact on the Company. The Company’s exposure in Chile is currently limited due to the size of the operations, and also in Hong Kong and Taiwan as the Company decided to exit these operations.

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

The Company had forward purchase contracts relating to USD $0.1 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts were a combination of deliverable and non-deliverable and had terms matching the length of the receivable, and matured in September 2005. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended August 31, 2005, the interest rate of borrowings under the Facility ranged from 6.5% to 7.0%. The interest rate increased to 7.25% in September 2005 as a result of changes in banks’ prime lending rates. An additional one percent change in variable interest rates will not have a material impact on the Company. The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded due to the material weaknesses discussed in Management’s Report on Internal Control in the Form 10-K for the year ended November 30, 2004, that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2005, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, for the year ended November 30, 2004, the Company identified control deficiencies related to 1) information technology general controls, 2) consistency and performance of manual controls and approvals at the transaction level, and 3) segregation of duties. The deficiencies in each of these areas when considered in combination were considered significant deficiencies and the aggregate of these deficiencies a material weakness. The Company has begun remediation on the majority of the individual deficiencies. However, the remediation may not be complete by November 30, 2005, or have been completed for a sufficient period of time to demonstrate the effectiveness of the remediation. Although Company management does not consider any individual deficiency to be a significant deficiency or a material weakness, the aggregation of these deficiencies, if not adequately remediated, could be considered a material weakness.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 5. Other

Effective October 7, 2005, the Company finalized an amendment and waiver to its Facility that amended certain financial covenants for future periods and waived any noncompliance with those financial covenants that would have occurred in the quarters ended February 28, 2005, May 31, 2005, and August 31, 2005.

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

On October 11, 2005, the Company and Robert A. Kaiser, the Company’s Chairman and Chief Executive Officer, entered into a Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights (the “Restricted Stock Agreement”). The agreement was effective as of May 2, 2005, the date that Mr. Kaiser received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the CellStar Corporation 2003 Long-Term Incentive Plan and the Restricted Stock Agreement. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The stock appreciation rights will become 100% vested if any of the following occur on or before 5 p.m. on December 31, 2005: (i) Mr. Kaiser’s death; (ii) the termination of Mr. Kaiser’s employment as a result of disability; (iii) the termination of Mr. Kaiser’s employment without cause; or (iv) a change in control. In addition, if any of these events occur, the restricted stock will become 100% vested. If none of these events occur prior to the specified date, or if Mr. Kaiser is terminated for cause or voluntarily terminates his employment prior to the specified date, the stock appreciation rights will be forfeited. If the stock appreciation rights become vested and Mr. Kaiser exercises them for cash, the same number of shares of restricted stock will be forfeited.

Item 6. Exhibits

10.1	Fourteenth Amendment and Waiver to Loan Agreement, dated as of October 7, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders. (1)

10.2	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.(1)(2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(2)	The exhibit is a management contract or compensatory plan or agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ RAYMOND L. DURHAM
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer )

/s/ JUAN MARTINEZ JR.

Juan Martinez Jr. Vice President, Corporate Controller (Principal Accounting Officer)

October 11, 2005

EXHIBIT INDEX

10.1	Fourteenth Amendment and Waiver to Loan Agreement, dated as of October 7, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders. (1)

10.2	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.(1)(2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.