Form 10-K
period 2005-11-30
CELLSTAR CORP
filed 2006-02-14
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number

0-22972

CELLSTAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 S. Royal Lane Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone

number including area

code: (972) 462-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Rights to Purchase Series A Preferred Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 31, 2005, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $1.30 as reported by the Nasdaq National Market on May 31, 2005, was approximately $13,466,677 (for purposes of determination of the above stated amounts, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 8, 2006, there were 20,830,529 outstanding shares of common stock, $0.01 par value per share, and the closing sales price was $2.25 as quoted on the Pink Sheets®.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held in 2006 are incorporated by reference into Part III.

CELLSTAR CORPORATION

PART I.

Item 1. Business

CellStar is a leading distributor of wireless products and provider of distribution and value-added logistics services to the wireless communications industry, serving network operators, agents, resellers, dealers, and retailers with operations in the North American and Latin American Regions and until November 2005, the Asia-Pacific Region. We provide comprehensive logistics solutions and facilitate the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. We also provide activation services in some of our markets that generate new subscribers for wireless carriers. We derive substantially all of our revenues from net product sales, which include sales of handsets and other wireless communications products. We also derive revenues from value-added services, including activations, residual income, and prepaid wireless services, none of which accounted for 10% of consolidated revenues. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid to us by a wireless carrier when a customer initially subscribes for the carrier’s wireless service through us. Residual income includes payments received from carriers based on the wireless handset usage by a customer that we activate. The terms “CellStar,” “the Company,” “we,” “our” and “us” refer to CellStar Corporation and its consolidated subsidiaries, unless the context suggests otherwise.

Our North American Region consists of the United States, excluding the Company’s Miami, Florida operations (the “U.S.”). Our Latin American Region consists of Mexico, Chile and the Company’s Miami, Florida operations. In November 2005, with the closing of the sale of our Taiwan operations, we completed the exit of our Asia-Pacific Region. As of January 2006, our corporate headquarters (“Corporate”) have moved from Carrollton, Texas to Coppell, Texas.

Significant Developments in 2005

Asia-Pacific Region

Historically, the Asia-Pacific Region had been profitable and contributed significantly to the Company’s consolidated results. From 1999 to 2004, the region represented from 35% to 54% of the Company’s total revenues, and approximately 70% of the revenues in the Asia-Pacific Region were generated by the operations in the People’s Republic of China (the “PRC”). The Asia-Pacific Region was the Company’s largest source of operating income from 1996 – 2000 and in 2002. In late 2002, the Company believed that the intrinsic value of its Asia-Pacific Region was not fully reflected in the market price of its common stock. As a result, the Company engaged UBS Securities LLC (“UBS Securities”) to assist it in evaluating transactions that could result in recognizing the value that the Company believed was locked up in the Asia-Pacific Region, which was substantially comprised of our operations in the PRC, Hong Kong, and Taiwan (the “Greater China Operations”). Those evaluations focused on a number of possible transactions including an initial public offering (“IPO”) of all or a portion of the Asia-Pacific Region operations, a spin-off, a sale to outside investors or a management buyout.

In March 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) that described the proposal to divest up to 70% of the Greater China Operations (the “CellStar Asia Transaction”), which would have included an IPO of its Greater China Operations on the Stock Exchange of Hong Kong (“SEHK”). In May 2003, however, the Company announced the delay of the CellStar Asia Transaction due to the spread of severe acute respiratory syndrome (“SARS”), which negatively impacted the business environment and financial markets in Hong Kong and China, as well as limited the Company’s ability to market the IPO. In early 2004, and based on the advice of UBS Securities, the Company decided to proceed with the IPO targeting a summer 2004 completion date. Accordingly, the Company filed a new preliminary proxy statement with the SEC in March 2004. Due to delays in the process of listing the stock on the SEHK and an unfavorable financial market in Hong Kong, the Company, upon the advice from UBS Securities, announced in May 2004 that the CellStar Asia Transaction would be delayed until the fall of 2004. From the first quarter of 2004 through the third quarter of 2004, revenues in the PRC were declining and accounts receivable trends were negative. As a result, the Company announced in September 2004 that it would not proceed with the CellStar Asia Transaction.

During 2004, the Company experienced a significant increase in the reported accounts receivable days outstanding (“DSO’s”) in its operations in the PRC. Historically, the Company had no significant collection issues in the PRC. During 2004, Asia-Pacific Region and PRC management attributed the increase in DSO’s to the extension of longer credit terms to the PRC’s local distributors (the “Small Bees”) to encourage them to sell to large-scale retailers and carriers who required longer credit terms from their suppliers and to expand into the tier 3 and tier 4 cities. In October 2004, the Chief Financial Officer of the Asia-Pacific Region resigned, and on December 1, 2004, the Company hired a Director of Accounting for the Asia-Pacific Region. During the fourth quarter 2004 closing process, concerns over the lack of collection of receivables were being raised by Corporate management and the Director of Accounting for the Asia-Pacific Region. In early February 2005, the Director of Accounting raised certain specific issues regarding some of the PRC’s accounts receivable and revenue. The issues primarily focused on three areas: (1) whether or not certain sales to the Small Bees were valid; (2) whether claims made by the Small Bees for credits related to certain sales by the Company to the Small Bees should be recorded as a reduction in revenues; and (3) the accounting for certain trade receivables with informally extended credit terms. The Company delayed the filing of its Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the “Form 10-K”), and subsequent Quarterly Reports on Form 10-Q while these issues were reviewed by the Company and the Audit Committee of the Company’s Board of Directors. Corporate senior management, assisted by our internal auditors, performed a review in the PRC of these issues. During the review process, Corporate senior management kept the Audit Committee updated on its findings. In May 2005, Corporate management concluded that prior period financial statements could not be relied upon and should be restated. On August 1, 2005, the Company announced that the Audit Committee of the Company’s Board of Directors had finished its independent review. Independent counsel and independent forensic accountants assisted the Audit Committee in its review. The review by the Audit Committee concluded the following:

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

Based upon the Company’s review, as well as its evaluation of the Audit Committee’s findings, the Company restated its previously reported financial results for the fiscal years 2000 to 2003 and for the quarters ended February 29, May 31, and August 31, 2004. All discussion in this Form 10-K refers to the restated amounts unless otherwise noted.

For the year ended November 30, 2004, the Company incurred an operating loss of $79.1 million in the Asia-Pacific Region. This operating loss was primarily a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, deteriorating relationships with the Small Bees and increased bad debt expense. In the third quarter of 2005, Company management determined that to return the operations in the Asia-Pacific Region to profitability, the Company would have to invest significant amounts of capital, access to which it did not have. Additionally, the Company would have to reestablish relationships with the Small Bees or develop a new distribution network, find a new management team, and fill numerous personnel openings. The Company also believed that the cost of revising, implementing, monitoring and maintaining improved internal controls for these operations would have been cost-prohibitive given the difficulties caused by the geographic distance from Corporate, language and cultural differences, low margins and the highly competitive nature of the market. In addition, the Company expects competition to increase in the future due to the easing of restrictions on foreign entities engaging in wholesale distribution in China.

The Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations (the “CellStar Asia Sale”) to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. At the time of the sale the Company had guaranteed certain payables of these operations. Following the sale, the Company gave notice to the vendors to cancel the guarantees. The guarantees have now been cancelled, with the last one terminating on December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion. In November 2005, the Company sold its operations in Taiwan, completing the exit of the Asia-Pacific Region. The results of the Asia-Pacific Region have been reclassified to discontinued operations for all periods presented.

We believe the issues in the PRC and the related delay in filing the financial statements impacted the Company in fiscal 2005. During the second half of 2005, we experienced a tightening of credit by our vendors, including the Company’s primary supplier Motorola, Inc. (“Motorola”), which impacted the Company’s cash flow. Concerns over the viability of the Company made securing new customers more difficult and required management to address this concern with existing customers. Employee turnover increased and employee morale suffered. Significant time and effort were spent resolving the issues in the PRC, straining the Company’s management and financial resources. In addition, the Company incurred professional fees of $3.8 million for the fiscal year ended November 30, 2005, related to the PRC issues. These fees are included in discontinued operations but were funded by the Corporate segment. Subsequent to November 30, 2005, Motorola increased our credit lines.

Due to the Company’s inability to timely file its Form 10-K for fiscal 2004 and Form 10-Q for the first quarter of 2005, the Company’s common stock was delisted from the Nasdaq National Market effective with the opening of business on June 10, 2005. As a result of the delisting, our common stock is currently traded on the over-the-counter market, and is quoted in the Pink Sheets®, which provides electronic quotation information.

Management Changes

On January 18, 2005, we announced the appointment of Dr. Da Hsuan Feng as a Class II Director, with a term expiring in 2006, filling the vacancy created by death of long-time Board member James L. “Rocky” Johnson in November 2004.

On May 2, 2005, we announced the resignation of Terry S. Parker as Executive Chairman and a member of the Board of CellStar Corporation, the election of Robert A. Kaiser as a director and Chairman of the Board of CellStar Corporation, the appointment of Mr. Parker as Chairman of the Board of Directors for CellStar International Corporation/Asia (the “Asia Board”), a Delaware subsidiary which at that time acted as the U.S. holding company for the Asia-Pacific Region, and the appointment of additional directors on the Asia Board. The Asia Board reported directly to Mr. Kaiser who assumed, for the first time, responsibility for the

Asia-Pacific Region. We also announced that James Chan was named Chief Financial Officer of the Asia-Pacific Region.

On May 31, 2005, we announced that Mr. John T. Kamm resigned from our Board of Directors. Mr. Kamm was named as a Class III Director in December 2003.

On July 20, 2005, we announced that effective July 14, 2005, the Company had terminated the employment of Mr. Terry S. Parker.

On July 25, 2005, we announced that effective July 21, 2005, the Company had terminated the employment of Mr. Lawrence P. King. Mr. King was serving as President and Chief Operating Officer of the Asia-Pacific Region.

In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. A.S. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement.

On November 17, 2005, we announced that Michael J. Farrell joined the Company as Executive Vice President of Finance, Treasurer and Chief Administrative Officer. Mr. Farrell joined us after having spent 14 years at Motorola in various roles.

Our Business

We serve the wireless industry by helping our customers get wireless products to their customers. Our business concentrates primarily on distribution and logistics. We deliver handsets and related accessories from the manufacturers to carriers, other distributors, retailers, and consumers. We assist the manufacturers in expanding their distribution network and customer base. Our fulfillment, kitting, packaging, and other services assist the carriers in getting the handsets ready for use by their subscribers. Our distribution services include purchasing, selling, warehousing, picking, packing, shipping and “just-in-time” delivery of wireless handsets and accessories. We also offer one of the industry’s first completely integrated asset recovery and logistics services, our Omnigistics® (patent pending) supply chain management system. In addition, we offer value-added services, including Internet-based supply chain services via our OrderStar® system (patent pending), Internet-based tracking and reporting, inventory management, marketing, prepaid wireless products, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. We also provide wireless activation services and operate retail locations in certain markets from which we sell wireless communications products and accessories directly to the public.

Our customers include large carriers, rural carriers, agents, mobile virtual network operators (MVNOs), big box and small retailers, distribution companies, and insurance warranty providers. We market our products to wholesale purchasers using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. We offer a variety of name brand products, comprehensive forward and reverse logistics solutions, highly-responsive customer service, merchandising and marketing elements and access to hard-to-find products to potential new and existing customers.

The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc. (“National Auto Center”), a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, National Auto Center began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991 During fiscal 2005, the Company also maintained agreements with other manufacturers, including Kyocera Wireless Corp. (“Kyocera”), Samsung Telecommunications America, L.P. and Samsung Electronics Latinoamerica Miami, Inc. (“Samsung”) and LG InfoComm U.S.A., Inc. (“L.G.”).

Wireless communications technology encompasses wireless communications devices such as handsets, personal digital assistants, “smart phones,” instant messaging devices and two-way radios. Accessories such as hands-free headsets, chargers, cases and batteries are also popular items for the wireless user. Increasingly, replacement handsets are driving the market. We believe that handsets with video capability, and improved digital camera and music capabilities should increase consumer demand for new and replacement handsets. In addition, we believe that the emergence of new and improving technologies, including portable multi-media devices, should create opportunities in the wireless market as users continually strive to stay connected while remaining mobile.

Demand for wireless handsets continued to grow in 2005, although at a slower pace than in past years. According to UBS Investment Research (“UBS”), at the end of 2005 there were an estimated 1.98 billion wireless subscribers worldwide, an increase of 20.5% from 2004. UBS estimates that approximately 789 million handsets were sold in 2005; an increase of 17.5% over 2004, but smaller than the 28.2% increase from 2003 to 2004. UBS estimates that growth in handset sales will continue to slow in 2006 to an estimated 851 million, an increase of only 7.9% over 2005. However, growth in the handset replacement market continues to be a primary driver of sales. In 2005, UBS estimates that 453 million replacement handsets were sold worldwide, an increase of 28.8% over 2004, accounting for 57.4% of total handsets sold. UBS expects double digit growth in replacement handsets in 2006 and 2007, 30% and 20%, respectively, even though it expects a slowdown in total handsets sold for those years. Sales of replacement handsets have been particularly strong in the Latin American Region, with growth estimated by UBS of 58% in 2005 over 2004, and estimates of year-over-year growth of 40% and 35% in 2006 and 2007, respectively.

We believe that future growth in the worldwide subscriber base, coupled with strong demand for replacement handsets in developed markets, should create significant new opportunities for growth. UBS estimates that approximately 82% of the handsets sold in North America in 2005 were replacements. In addition, the continued progression toward GSM technology should drive sales in the markets in which we operate, primarily in our Latin American Region. Of the 789 million handsets sold in 2005, UBS estimates that 558 million of those were GSM. We believe that the convergence of existing and emerging technologies into a single multifunction handset offering increased Internet capability and music and video options should provide ample incentive for wireless users who desire to upgrade their existing handsets. In addition, demands for increasingly complex logistics services should spur growth in the logistics services industry. We believe that the wireless communications industry should continue to grow, although at a slower rate than in prior years, for a number of reasons, including strong replacement sales, multi-feature handsets, increased service availability, the lower cost of wireless service compared to conventional landline telephone systems and the availability of handsets with emerging technologies. We also believe that competition for subscribers will continue to result in increased demand for wireless communications products. However, the Company faces many challenges, including continuing to secure adequate financial resources, the continued consolidation of carriers and other wireless industry players in the U.S. market and maintaining or improving our operating margins.

The Company continued to take actions in 2005 to enhance profitability and to improve cash flow, including exiting unprofitable operations, reducing overhead and consolidating wherever possible. The North American Region has been profitable for the last five years. The Latin American Region results have improved and the region was profitable in 2004 and 2005. Management took actions to reduce overhead and improve operating margins in the North American and Latin American Region as well as at the corporate level. We believe that these actions are having a positive effect on the Company. Our loss from continuing operations was $37.0 million in 2004. In 2005 our loss was $7.3 million. The loss for the first half of 2005 was $5.2 million and was $2.1 million in the second half. The fourth quarter had a loss from continuing operations of $0.1 million. The Company had positive cash flow from operations for 2005. The Company’s liquidity has improved as Motorola increased the Company’s credit lines in December 2005. The Company and its lender entered into a binding commitment on February 12, 2006, to extend the term of the existing revolving credit facility for three years or to provide a new facility on the same terms as the existing Facility except that the termination date will be extended for three years.

Financial Information

The Company’s consolidated financial statements and accompanying notes, which include certain business segment and geographic information for the last three fiscal years, can be found in Part IV of this Form 10-K.

North American Region

The Company believes growth in the U.S. will be increasingly driven by replacement sales, as penetration is approximately 60% in the region. In 2005, the U.S. wireless market saw further consolidation, continuing the trend from fiscal 2004. As nationwide carriers get larger and gain market share, smaller wireless carriers are fighting to remain competitive. This smaller, regional carrier segment represented a significant amount of our revenues in the North American Region in 2005. In addition, the wireless industry saw consolidation in areas other than the carrier segment, and some of our customers were affected by consolidation. Further consolidation in the wireless industry could have a material adverse impact on our business.

The Company’s North American Region generated operating income of $13.3 million, $1.5 million and $5.5 million for the years ended November 30, 2003, 2004, and 2005, respectively. Although the region continued to be profitable in 2005, the issues relating to the PRC operations and the delayed filing of the Form 10-K for 2004 and our quarterly reports for the first and second quarters of 2005 hampered our ability to acquire new accounts in 2005. Also, as a result of the delayed filing of the Form 10-K and Forms 10-Q and the consolidated operating loss in 2004, we experienced tightening of credit with our vendors during 2005, including our primary supplier, Motorola. The tightening of credit impacted our ability to grow the North America Region during fiscal 2005. Following the end of fiscal 2005, Motorola increased our credit lines.

The Company offers a broad product mix in the United States, including handsets and related accessories, smartphones, expandable memory cards and wireless PC cards. We anticipate that our product offerings will continue to expand with the evolution of new technologies as they become commercially viable. We distribute products through direct-to-retailer fulfillment, direct-to-consumer fulfillment and direct-to-distributor fulfillment of both handsets and accessories. We also offer value-added services such as advanced exchange and other consumer exchange programs, returns management and asset recovery, repair and refurbishment, channel development, warranty claims management, inventory management, inventory purchasing, warehousing, shipping, custom packaging and kitting, programming, one-off fulfillment, channel management systems, web-enabled systems integration solutions and on-line ordering and reporting to our customers. In addition, we provide private labeling services for handsets and accessories to several major regional carriers.

A big driver of our revenues in the North American Region is our insurance replacement business. Lock/line LLC, our largest customer in the Region, accounted for 25% of our fiscal 2005 revenues in the North American Region, and contributed 12% of our revenues on a consolidated basis. We provide new and refurbished handsets as replacements for lock/line’s insured customers, and we facilitate the return process for the end user. Lock/line completed its merger with Asurion Corporation, effective January 1, 2006. Asurion performs its own return and replacement process in-house. While the Company believes that it will continue to provide services to lock/line for the foreseeable future, at this time we cannot estimate the long-term impact of this merger on the Company. The loss of lock/line or any other major customer could have a material adverse effect on our business.

In the North American Region, we offer wireless handsets and accessories manufactured by OEMs, such as Motorola, Kyocera, LG and Nokia and aftermarket accessories manufactured by a variety of suppliers. Our revenues in the North American Region are generated primarily from handset, including handsets sold in our insurance replacement business, and accessory sales. We plan to narrow our focus on accessories, and to concentrate primarily on OEM branded accessories featuring Bluetooth® wireless technology and data capabilities.

Our distribution operations and value-added services complement the manufacturer distribution channels by allowing the manufacturers to distribute their products to smaller volume purchasers and retailers. At November 30, 2005, the Company sold its products to approximately 1,150 customers in the North American Region, the ten largest of which accounted for approximately 29% of consolidated revenues.

In March 2004, we launched the Omnigistics® (patent pending) logistics system. The Omnigistics® system, a comprehensive reverse and forward logistics solution, provides enhanced logistic services and programs designed to meet the most complex wireless business demands. The Omnigistics® system offers asset tracking and management processes, from advanced exchange and direct-to-consumer programs to bulk fulfillment and retail-ready solutions that include kitting, packaging and programming. In combination with centralized returns, we offer an on-site repair center to handle refurbishment and repair of handsets. We believe that our Omnigistics® system creates valuable efficiencies for our customers, and we are continually striving to enhance this system to add even more functionality for our customers.

In 2005, CellStar made several improvements to our Omnigistics® system. Most important among these enhancements is the integration of our on-site repair facilities with our third party repair service provider. The integration of this repair operation allows for robust data interchange between CellStar and the provider including rich transactional information capture and detailed unit reporting throughout the repair cycle. We believe there is a strong demand for repaired and refurbished handsets in the U.S. market. We provide repair and refurbishment services primarily to our insurance customers, certain big-box retailers and carriers. We are currently seeking new avenues to increase our capacity in this area, which could result in an increase in our repair and refurbishment business. We currently outsource a significant portion of our repair capacity to a third party under an agreement which expires April 2006. The Company expects that it can renew the agreement. However if the Company cannot renew the agreement, the Company’s repair capacity would be significantly reduced. We have continued to enhance and develop business processes to accommodate new advanced exchange business models, enhanced asset recovery solutions and highly sophisticated technical product support in conjunction with the Omnigistics® service.

We continue to develop and enhance the functionality of our OrderStar® and CellStar netXtreme® programs. These programs are proprietary, Internet-based order entry and supply-chain services software and systems based on XML SOA technologies designed to assist customers in the submission and tracking of orders and to allow customers to analyze their business activities with CellStar through the creation of customized reports. The OrderStar® system enhances the CellStar customer experience by offering faster product navigation and streamlined checkout procedures, private labeling capabilities, and marketing and advertising opportunities. Together, the OrderStar® and CellStar netXtreme® systems greatly enhance a customer’s ability to actively manage inventories and reduce supply-chain delays while reducing the cost to CellStar of fulfilling their orders. Today, over 85% of all orders CellStar receives in the U.S. are in electronic form via the OrderStar® and CellStar netXtreme® systems, XML interconnect or electronic data interchange (EDI). In addition, we assist customers in developing e-commerce platforms and solutions designed to enhance sales and reduce product delivery and activation delays.

We use several marketing strategies throughout the North American Region, including trade shows, trade magazine advertising, direct mail, telemarketing, public relations, e-marketing, training programs, rebate promotions, incentive planning, product catalogs, and service and program brochures.

Latin American Region

We believe that demand for wireless communications services in the Latin American Region has been and should continue to be driven by an unsatisfied demand for basic phone service due to the lack of adequate landline service and limited wireless penetration. We believe that wireless systems in this region offer a more attractive alternative to landline systems because wireless systems do not require the substantial amount of time and investment in infrastructure (in the form of buried or overhead cables) associated with landline systems. With the divestiture of our Asia-Pacific Region in fiscal 2005, our Latin American Region becomes even more important to our overall success.

In the Latin American Region, operating income (loss) was ($5.0) million, $7.6 million and $8.7 million for the years ended November 30, 2003, 2004 and 2005, respectively. For 2004 and 2005, the region was the Company’s largest source of operating income.

In the Latin American Region, we offer wireless handsets, related accessories, pre-paid phone cards, and other wireless products manufactured by OEMs, such as Motorola, Nokia, Samsung and Kyocera, and aftermarket accessories manufactured by a variety of suppliers to carriers, department stores, big-box retailers and other retailers. In Mexico, we also provide activation services for carriers and are a reseller of airtime. Through our Miami, Florida operations, we act as a wholesale distributor of wireless communications products in the Latin American Region to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, our Miami operations are included in the Latin American Region. Our Chile operations also provide repair services and distribute electronic devices such as DVD players, MP3 players and CD players.

The majority of our revenues in the Latin American Region come from two major carrier customers. In fiscal 2005, approximately 69% of the revenues of our Miami operations were generated by Telefonica Moviles Colombia, S.A. In our Mexico operations, approximately 64% of our revenues were generated by Radio Movil Dipsa S.A. de C.V., more commonly known as Telcel. Each of these carrier customers contributed more than 10% of our revenues on a consolidated basis. Our contract with Telcel, which was originally signed in 1992, has a five-year term that automatically renews for successive five-year terms. Telcel can cancel the agreement at any time with thirty days notice. The next renewal date is July 1, 2007. Our agreement with Telefonica expired, however we are actively pursuing another agreement with them. Although we believe that our relationship with Telefonica and Telcel are good, the loss of either customer would have a material adverse effect on our business on a consolidated basis.

Our business in the Latin American Region is predominantly wholesale and value-added fulfillment services, including handset programming and software upgrades, packing, stocking, kitting, one-off shipping, procurement, warehousing, and distribution. In addition, we conduct retail operations in Mexico and Chile. At November 30, 2005, CellStar operated 36 retail locations (including kiosks) in the Latin American Region, 10 of which were located in Chile and 26 of which were located in Mexico. We also sell private label products to two major carriers in Mexico, including Telcel.

The following table contains the countries in which operations were conducted in the Latin American Region in fiscal 2005:

Country	Year Entered	Type of Operation
		(as of November 30, 2005)
Mexico	1991	Wholesale and Retail
Chile	1993	Service and Repair, Wholesale and Retail
Miami	1993	Wholesale

As of November 30, 2005, we sold our products to approximately 100 wholesale customers, including subagents, in the Latin American Region. The ten largest customers accounted for approximately 43% of our consolidated revenues in fiscal 2005. The Company offers a broad product mix in the Latin American Region. We anticipate that our product offerings will continue to expand in the countries in which we operate with the evolution of new technologies as such products become commercially viable.

In April 2005, in order to increase its activation business and further strengthen the relationship with Telcel, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note which was paid in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel, the largest cellular phone carrier in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements. In addition, the individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company has initially attributed $4.0 million of the investment to intangible assets, of which $3.4 million was attributed to goodwill, and $0.6 million was attributed to the customer relationship and is being amortized over 7 years. The allocation of the purchase price is preliminary and subject to further analysis. Any modification will result in a reallocation of the amounts attributed within intangible assets which could result in an increase or decrease in the amount subject to amortization and the amortization period.

In the Latin American Region, we market our products through trade shows, trade magazines, direct sales and advertising. We use direct mailings and newspapers to promote our retail operations. To penetrate local markets, we have made use of subagent relationships in certain countries.

Asia-Pacific Region

In 2005, the Company exited the Asia-Pacific Region. The results of the Asia-Pacific Region have been reclassified to discontinued operations for all periods presented.

The following table contains the countries in which operations were conducted in the Asia-Pacific Region in fiscal 2005:

Country	Year Entered	Type of Operation
Hong Kong	1993	Wholesale (divested September 2, 2005)
The Philippines	1995	Wholesale (closed in 2005)
Taiwan	1995	Wholesale and Retail (divested November 1, 2005)
People’s Republic of China	1997	Wholesale (divested September 2, 2005)

Industry Relationships

We have established strong relationships with leading wireless equipment manufacturers and wireless service carriers. Although we purchased our products from more than 20 suppliers in fiscal 2005, 52% of the Company’s purchases for our continuing operations were from Motorola.

We have agreements with many of our suppliers, including Motorola, Kyocera, Samsung and LG, or their foreign affiliates, that specify territories, pricing and payment terms. These contracts typically provide us with “price protection,” or the right to receive the benefit of price decreases on products currently in our inventory if we purchased these products within a specified period of time prior to the effective date of the price decrease.

Our agreements with our suppliers generally have one-year terms with automatic renewals of successive one-year terms unless notice of non-renewal is given. Other agreements, such as Kyocera, expire at various times and must be extended in writing by the parties. The majority of these supplier agreements can be terminated without cause by the terminating party giving notice within periods ranging from 10 to 90 days prior to such termination. The agreement with Kyocera, however, may be terminated only for cause. Most of the agreements with suppliers are non-exclusive. We are required, pursuant to certain supplier agreements, to submit forecasts on either a monthly or a three-month rolling basis. Most of these estimates are on a best efforts basis, however, in some cases a portion of these forecasts may be binding. Some suppliers base pricing on the level of volume commitments we are able to achieve. We continue to seek other suppliers to further increase our product offerings.

Due to the delays in filing the Form 10-K for 2004 and reporting our operating results, we experienced some tightening of credit with our vendors, including Motorola, during 2005. We were able to utilize trade credit lines available from our suppliers, borrowings under our revolving credit facility, and factoring of accounts receivable to meet our financing needs. However, we believe the tightening of credit restricted growth in 2005. At certain times, we had more orders than capacity under our available credit in the North American Region. Our business depends upon several factors, one of which is our relationship with Motorola, our largest supplier in 2005, and historically one of the largest manufacturers of wireless products in the world. Following the end of fiscal 2005, Motorola increased our trade credit lines. We believe that our relationship with Motorola and our other suppliers should enable us to continue to offer a wide variety of wireless communications products in all of the markets in which we operate.

The loss of Motorola or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from our vendors or renewed tightening of trade credit terms by our vendors could have a material adverse impact on the Company. We are dependent on maintaining open vendor credit lines on reasonable terms, particularly with Motorola. No assurance can be given that product shortages, product surpluses or renewed tightening of credit terms will not occur in the future.

Although we do not have agreements with the majority of our customers, where agreements exist, they generally have terms ranging from one to three years, and can be extended for successive one year terms thereafter. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 30 to 90 days prior to such termination. While we believe our customer relations are good, we cannot assure you that we will retain our current customer base.

Asset Management

We continue to invest in and focus on technology to improve financial and information systems. We expanded and extended our technology tools and infrastructure during 2005 in the following areas: (i) additional enhancement and proprietary development in the Omnigistics® complex reverse logistics program; (ii) investment in Enterprise Application Integration (EAI) platform technologies to increase integration of XML electronic order interconnection, resulting in the April 2005 launch of the CellStar Integrated Order System (CIOS™); (iii) continued development of customer web-based service oriented architecture portals to enhance the customer experience and improve business intelligence collection and analysis; and (iv) continued integration of secondary data center facilities and continued development of redundant data processing capabilities to improve business continuity/disaster recovery response. One result of our technology investment is that e-commerce tools process over 85% of all U.S. orders. We believe these initiatives will continue to position us to take advantage of the market trends with Internet-based commerce and further provide opportunities to integrate our systems with those of our customers.

Our suppliers ship directly to the Company’s warehouse or distribution facilities, or drop ship directly to our customers. Inventory purchases are based on quality, price, service, market demand, product availability and brand recognition. Some of our major vendors provide us with favorable purchasing terms, including price protection credits, stock balancing, increased product availability and cooperative advertising and marketing allowances.

Inventory control is important to our ability to maintain our margins while offering our customers competitive prices and rapid delivery of a wide variety of products. We use our integrated management information technology systems, specifically our inventory management, electronic purchase order and sales modules (consisting of one or more of our OrderStar® and CellStar netXtreme® systems) in our Company’s North American and Miami operations to help manage inventory and sales margins.

Accounts receivable management is important to our ability to control our bad debt expense and working capital. We use credit management tools, including credit scoring services in our North American and Miami operations, to manage our accounts receivable exposure.

We maintain certain customer accounts that follow a consignment model. Under this model, the customer owns the inventory, and we provide fulfillment services for those products. Fulfillment services include any combination of kitting, programming, inventory management and packaging of handsets, wireless accessories and other items, as well as the distribution of such products. Consignment offers certain advantages, including lower working capital requirements, reduced accounts receivable exposure and reduced exposure to inventory obsolescence. Although overall revenues may be lowered as a result of operating on a consignment model, we believe that net income is not significantly impacted as fulfillment fees are being generated.

Under the terms of our agreements with our consignment customers, title to the products remains with the customer. We bear all risk of casualty loss with respect to consignment products while such products remain in our care, custody and control. These agreements generally have terms from one to three years, and may be extended for successive one year terms thereafter. Most agreements can be terminated by either party without cause by the terminating party giving notice within periods ranging from 10 to 180 days prior to such termination. In some agreements, our customers provide product forecasts on a rolling three-month basis; however, those forecasts are on a best efforts basis. In some cases, we may charge the customer a storage fee for products we hold for an excessive period of time, generally 90 days or more.

The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. Our success depends in large part upon our ability to anticipate and adapt our business to such technological changes. We cannot assure you that we will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over our inventories or that render the products we sell less marketable or obsolete. We maintain a significant investment in our product inventory and, therefore, we are subject to the risks of excessive inventory levels and inventory obsolescence. We attempt to limit these risks by managing inventory turns and by entering into arrangements with our vendors for price protection credits and return privileges for slow-moving products. Our significant inventory investment in our international operations exposes us to certain political and economic risks. See “Item 1A.-Risk Factors.” Typically, we ship our products within one business day of receipt of customer orders and, therefore, backlog is not considered relevant to our business.

Significant Trademarks

We market certain products under the trade name “CellStar.” We have registered the trade name “CellStar” on the Principal Register of the United States Patent and Trademark Office and have registered or applied for registration of our trade name in certain foreign jurisdictions. The Company has also filed for registrations of its other trade names and trademarks, including OrderStar® and Omnigistics®, in the United States and other jurisdictions in which we do business.

Competition

We operate in a highly competitive environment and believe that such competition will intensify in the future. We compete primarily on the basis of inventory availability and selection, delivery time, service and price. Many of our competitors are larger and have greater capital and management resources than we do. Increasingly, as manufacturers move to a direct-to-retail model, we must adapt our traditional distribution role to remain competitive. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. Our ability to remain competitive will therefore depend upon our ability to anticipate and adapt our business to such technological changes. There can be no assurance that we will be successful in anticipating and adapting to such technological changes.

In the current U.S. wireless communications products market, our primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. and Brightstar Corporation. We also compete with insurance third party administrators and providers of retail extended warranties, such as Aftermarket Technology Corp. and Asurion Corporation, and with logistics companies that provide similar distribution and inventory management services. In Latin America, we compete with other value-added distribution services providers such as Brightstar Corporation. Our competitors in the Latin American Region also include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. We are also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, we compete for activation fees and residual fees with agents and subagents for wireless carriers.

Seasonality and Cyclicality

The effects of seasonal fluctuations have not historically been apparent in our operating results due to a number of factors in the different countries and markets in which we operate, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. Our sales are also influenced by cyclical economic conditions in the different countries and markets in which it operates. An economic downturn in one of our principal markets could have a materially adverse effect on our operating results.

Employees

At November 30, 2005, the Company had approximately 730 permanent and 560 temporary employees worldwide. In Mexico and Chile, certain of our employees are subject to labor agreements. We have never experienced any material labor disruption and we are unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth the names, ages, and titles of executive officers of the Company as of November 30, 2005:

Robert A. Kaiser	52	Chairman and Chief Executive Officer

Michael J. Farrell	43	Executive Vice President of Finance, Treasurer and Chief Administrative Officer

Elaine Flud Rodriguez	49	Senior Vice President, General Counsel and Secretary

Raymond L. Durham	43	Senior Vice President and Chief Financial Officer

Juan Martinez Jr.	38	Vice President and Corporate Controller

Robert A. Kaiser was named Chairman of the Board in May 2005. He has served as Chief Executive Officer since May 2004. He also serves as Chief Operating Officer, an office he has held since October 2003. Prior to October 2003, Mr. Kaiser was promoted to such position from his former title of Senior Vice President, Chief Financial Officer and Treasurer, a position he held since joining the Company in December 2001. Prior to joining CellStar, Mr. Kaiser served as President and Chief Executive Officer of MobileStar Network Corporation, a provider of broadband wireless Internet access, from May 2001 to December 2001. Prior to joining MobileStar, Mr. Kaiser served as Chief Executive Officer of WorldCom Broadband Solutions Group from August 2000 to May 2001. Mr. Kaiser served as Chief Executive Officer and Chief Financial Officer of SkyTel from January 2000 to August 2000 and as Chief Financial Officer from August 1996 to December 1999. Mr. Kaiser served as Chief Financial Officer of Southwestern Bell’s Mobile Systems from March 1987 to August 1996. Mr. Kaiser serves as an officer of the Company pursuant to his employment agreement.

Michael J. Farrell joined the Company as Executive Vice President of Finance, Treasurer and Chief Administrative Officer in November 2005. From August 2005 until his employment in November 2005, he served as a consultant to CellStar on issues relating to our Asia-Pacific Region and other matters. Prior to August 2005, Mr. Farrell spent 14 years with Motorola, Inc. During his tenure at Motorola, Mr. Farrell held a number of important positions, including serving as CFO/Director of Finance for the Asia Pacific Cellular Division and CFO/Director of Finance for Motorola’s Latin America Cellular Division. Mr. Farrell serves as an officer of the Company pursuant to his employment agreement.

Elaine Flud Rodriguez has served as Senior Vice President, General Counsel and Secretary since January 2000. Previously, Ms. Rodriguez served as Vice President, General Counsel and Secretary since joining the Company in October 1993. From October 1991 to August 1993, she was General Counsel and Secretary of Zoecon Corporation, a pesticide manufacturer and distributor owned by Sandoz Ltd. Prior thereto, she was engaged in the private practice of law with Atlas & Hall and Akin, Gump, Strauss, Hauer & Feld. Ms. Rodriguez is licensed to practice law in the states of Texas and Louisiana. Ms. Rodriguez serves as an officer of the Company pursuant to her employment agreement.

Raymond L. Durham has served as Senior Vice President and Chief Financial Officer since May 2004 and was Treasurer from May 2004 until November 2005. Previously, he served as Vice President and Corporate Controller from February 2001 until April 2004, Corporate Controller from November 1999 until January 2001, and acting Corporate Controller from July 1999 until November 1999. From March 1997 until July 1999, Mr. Durham served as Director of Audit Services for the Company. Prior to joining the Company, he was with KPMG, an international accounting firm, from 1986 until 1997 where he held several positions including Audit Senior Manager from 1990 until 1997. Mr. Durham is a certified public accountant. Mr. Durham and the Company’s U.S. operating subsidiary entered into a change of control agreement effective March 30, 2005.

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

Available Information

We maintain an Internet website at www.cellstar.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports will be made available, free of charge, at our website as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission.

Item 1A. Risk Factors

Our future performance is subject to a variety of risks. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could be negatively affected. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and the related notes, and information contained in our other SEC filings.

The demand for our products depends in large part on the continued growth of the wireless industry. A marked decline in growth of the wireless industry and/or demand for wireless products in the areas in which we operate could have an adverse effect on our business.

Our success depends largely upon continued consumer demand for wireless products. While the industry has been experiencing growth, we cannot assure you that such growth will continue, or that we will be able to adjust our business model to capitalize on that growth. The demand for our products and services has fluctuated and may continue to vary substantially within the North American and Latin American Regions. Economic

slowdowns in these regions or changes in promotional programs offered by carriers may lower consumer demand and create higher levels of inventories in our distribution channels, resulting in lower than anticipated demand for the products and services that we offer. A prolonged economic slow-down in the United States or the countries served by our Latin American Region could negatively impact our results of operations and financial position.

A significant portion of our business is in the Latin American Region, which bears additional risks that U.S. companies do not have.

During fiscal 2005, approximately 53% of our revenues were generated in our Latin American Region. As with all companies that conduct a significant portion of their operations outside the U.S., we are exposed to various economic and political risks that could negatively impact sales and/or profitability, including but not limited to the following: potentially unstable channels of distribution, increased credit risks, political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, export control laws that might limit the markets we can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates.

Quality issues with our suppliers’ products could cause delays in receiving products, resulting in shipment delays to our customers.

Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. Occasionally, some of the products we sell have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, quality issues in the products are discovered after they have been shipped to our distributors or end-user customers, requiring us to resolve such issues in a timely manner that is least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including delays in the recognition of revenue, loss of revenue and/or future orders, increased costs associated with repairing or replacing products, and a negative impact on our reputation.

Shortages of certain high-demand products or components could result in a disruption of our ability to fulfill the orders of our customers.

From time to time our suppliers may experience a shortage in certain components needed to manufacture products, or shipments of certain high-demand products may be delayed due to a shortage in the number of products available from the manufacturers. This could result in our not being able to fulfill our customers’ orders in a timely manner, potentially resulting in a loss of revenue or damage to our customer relationships.

The global wireless industry is intensely competitive and we may not be able to continue to compete successfully in this industry.

We operate in a highly competitive environment and believe that such competition will intensify in the future. We compete primarily on the basis of inventory availability and selection, delivery time, service and price. Many of our competitors are larger and have greater capital and management resources than we do. Increasingly, as manufacturers move to a direct-to-retail model, we must adapt our traditional distribution role to remain competitive. We are constantly exposed to the risk that our competitors may obtain access to new technologies before we do or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. Our ability to remain competitive will therefore depend upon our ability to anticipate and adapt our business to such technological changes and our ability to achieve significant penetration in existing and new geographic markets. There can be no assurance that we will be successful in anticipating and adapting to such technological changes.

We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the positive impact of such actions on our business may be limited by a variety of factors. The cost reduction actions, in turn, may expose us to additional risk and have an adverse effect on our sales and profitability.

For the years ended November 30, 2005, 2004 and 2003 we incurred net losses of $24.6 million, $118.1 million and $38.9 million, respectively. The net losses in 2005 and 2004 include losses of $17.3 million and $81.1 million related to discontinued operations. We have been exiting unprofitable operations and reducing costs. In 2005, we divested our operations in the Asia-Pacific Region. In January 2006 we consolidated our Corporate and U.S. Region headquarters in an attempt to further reduce costs. We have eliminated certain employee positions and/or left some positions unfilled.

The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including but not limited to: (1) our ability to successfully complete these ongoing efforts; (2) our ability to generate the level of cost savings we expect and/or that are necessary to enable us to effectively compete; (3) our ability to retain or recruit key employees; and (4) our ability to manage our business and perform essential functions with reduced staff.

We may not be able to access capital under our existing debt facilities.

We have an $85.0 million revolving credit facility with a bank, (the “Revolving Credit Facility” or “Facility”). The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, certain covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. If we violate these covenants, our indebtedness would become immediately due and payable, and the bank could foreclose on its security. During fiscal 2005, we were able to obtain amendments, consents and waivers to the Facility in order to remain compliant with the loan covenants. We cannot assure you that such waivers and modifications will be obtained for any future non-compliance that may occur. Non-compliance with certain covenants could hinder our ability to access capital under the Facility in the future.

We have deferred tax assets that we may not be able to realize.

At November 30, 2005, the Company had net deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. If the Company is unable to generate sufficient future taxable income, the Company would be unable to use these assets. In addition, the amount of the deferred income tax asset considered realizable could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years is being considered for these projections change.

Changes in government policies and laws or economic conditions may adversely affect our financial results.

Our results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Our results may also be affected by social and economic conditions in emerging markets, such as those served by our Latin American Region.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse impact on our operations, sales and operating results.

The Company has made significant investments in technology to improve financial and information systems. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results.

Our share price has been and may continue to be volatile.

We reported losses of $38.9 million, $118.1 million and $24.6 million in fiscal 2003, 2004 and 2005, respectively. In addition, due to the Company’s inability to timely file its Form 10-K for fiscal 2004 and Form 10-Q for the first quarter of 2005, our common stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005. As a result of the delisting, our common stock is currently traded on the over-the-counter market, and is quoted in the Pink Sheets®, which provides electronic quotation information. We believe our recent losses, combined with the uncertainty surrounding our business during the delay in filing the 2004 Form 10-K and quarterly reports on Form 10-Q for the first two quarters of 2005, and the delisting of our stock, have contributed significantly to the decline in our share price during 2005. Our share price is subject to general volatility in the securities markets, and volatility in the telecommunications and technology securities markets in particular.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, has required us to expend significant resources and incur additional expenses. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers could materially adversely affect our business.

Many of our customers have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. There are several customers that we consider key to our business. The loss of any of these key customers, a reduction in the amount of product or services our key customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We do not maintain agreements with the majority of our customers, which subjects us to further risk that such relationships could be terminated at any time. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Our business may be adversely impacted by continued consolidation in the wireless market.

In 2005, the U.S. wireless market saw further consolidation, continuing the trend from fiscal 2004. As nationwide carriers get larger and gain market share, smaller wireless carriers are fighting to remain competitive. This smaller, regional carrier segment represented a significant amount of the Company’s revenues in the North

American Region in 2005. Further consolidation in the regional carrier segment could have a material adverse impact on the Company’s business. In addition, lock\line LLC., a significant customer in our insurance replacement business representing 12% of consolidated revenues, completed its merger with Asurion Corporation effective January 1, 2006. Asurion performs its own return and replacement process in-house. While the Company believes that it will continue to provide services to lock/line for the foreseeable future, at this time, we cannot estimate the long-term impact of this merger on our future results. A change in the ownership or management of our customers could result in the loss or reduction of business with that customer, which could adversely affect our revenue stream and results of operations.

We depend upon a limited number of suppliers to supply our products who may not provide us with competitive products at reasonable prices when we need them in the future, or with adequate financing to secure such products.

Our business depends upon several factors, one of which is our relationship with Motorola, the Company’s largest supplier and historically one of the largest manufacturers of wireless products in the world. The loss of Motorola or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from our vendors or further tightening of credit terms by our vendors could have a material adverse impact on the Company. We are dependent on maintaining open vendor trade credit lines on reasonable terms. Interruption of these lines could have a material adverse impact, and could well determine whether or not the Company can continue as a going concern. Due to the delay in filing our 2004 Form 10-K and our consolidated operating loss in 2004, the Company experienced some tightening of credit with our vendors, including Motorola, during 2005. We believe that the tightening of credit restricted growth during 2005. We cannot assure you that product shortages, product surpluses or renewed tightening of trade credit terms will not occur in the future.

Weaknesses in our internal control over financial reporting could have an adverse effect on our financial statements and our operations.

For the fiscal year ended November 30, 2005, our management identified certain control deficiencies, resulting in material weaknesses in our internal control over financial reporting. Management is planning appropriate steps to remediate these material weaknesses, but we cannot assure you that we will be able to address the material weaknesses in a timely manner. Insufficient internal control over financial reporting could result in misstatements in our financial statements that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, projections of the effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We may incur losses if we are unable to collect our accounts receivable.

Accounts receivable management is important to the Company’s liquidity. The Company uses credit management tools, which include credit scoring services in the Company’s North American and Miami operations, to manage its accounts receivable exposure. In Latin America, we sell primarily to large well-established carrier customers and have significant receivables from these carriers. Several factors can affect the collection of our accounts receivable, including, but not limited to, the financial health of the customer, industry and economic conditions, our policies related to extending credit, contractual provisions, and the ability of the customer to provide security, collateral or guarantees relative to credit granted by us. Adverse changes in any of these factors, some of which may not be wholly within our control, could create delays in collecting or an inability to collect our accounts receivable which could have a material adverse effect on our financial position, cash flows and results of operations.

Our future operating results will depend on our ability to maintain or improve operating margins.

The Company’s primary source of revenue is the sale of wireless products. This area of our business generally has low margins. Our ability to be successful in the future will depend upon our ability to maintain or improve our operating margins. Gross margins could be negatively affected by increased competition or a growing industry emphasis on cost containment. We may not be able to improve our current operating margins for products or services offered or increase our sales. Even if our sales volumes increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

Rapid technological changes in the global wireless industry could have a material adverse effect on our business.

The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. Our success depends in large part upon our ability to anticipate and adapt our business to such technological changes. There can be no assurance that we will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over our inventories or that render the products we sell obsolete or less marketable. We maintain a significant investment in our product inventory and, therefore, are subject to the risks of inventory obsolescence and excessive inventory levels.

Unforeseen events could disrupt our operations.

Although we have implemented policies and procedures designed to minimize the effect of an interruption in our business due to an unforeseen event such as a natural disaster, outbreak of hostilities or terrorist attack, we cannot assure you that our operations would not be adversely affected by such events if they occur.

Our operating results could vary significantly due to fluctuations in promotional and/or purchasing patterns.

Our overall operating results may be influenced by a number of factors in the different countries and markets in which we operate. These factors may cause our revenue and operating results to fluctuate on a quarterly basis. These fluctuations are a result of several factors, including, but not limited to:

•	promotions and subsidies by wireless carriers;

•	the timing of the introduction of new products by our suppliers and competitors;

•	purchasing patterns of customers in different markets;

•	general economic, social and political conditions; and

•	product availability and pricing.

The occurrence of an unanticipated event, such as a delay in securing adequate inventories of competitive products at times of peak sales or a significant decrease in sales during these periods, could have a material adverse effect on our operating results. Interim results may not be indicative of annual results.

Our continued growth depends on retaining our current key employees and attracting additional qualified personnel.

Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Although we have entered into employment agreements with certain of our executive officers and key employees, we may not be able to retain their services. We do not maintain key man insurance on the life of any officer of the Company. The loss or interruption of the continued full-time service of the Company’s executive officers and key employees could have a material adverse impact on our business.

The success of our operations also depends on our ability to effectively recruit, develop and retain qualified individuals. During fiscal 2005, we believe the issues in the PRC and the related delay in filing our financial statements impacted our employee relations. Employee turnover increased and employee morale suffered, and such issues could hamper our ability to hire qualified personnel in the future.

We have securities related to awards granted pursuant to our CellStar Corporation 2003 Long-Term Incentive Plan and our 1993 Amended and Restated Long-Term Incentive Plan, which, if issued, could potentially result in dilution to existing shareholders and an increase in compensation expense.

We have reserved a significant number of shares of common stock that may be issued pursuant to the exercise of outstanding stock options, or as restricted stock awards granted pursuant to these plans. Effective in the quarterly period ending February 28, 2006, as required under recently issued accounting pronouncement Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), the compensation cost relating to share-based payment transactions will be recognized in financial statements. Although we do not expect this change in accounting treatment to have a material effect on earnings per share in 2006, this requirement could have a negative impact on our operating results in future periods

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In January 2006, we moved from our previous corporate headquarters located in Carrollton, Texas to our North American Region facility in Coppell, Texas. We lease the facility in Coppell, which expires in February 2008. In February 2006, we sold our previous headquarters located in Carrollton.

As of November 30, 2005, the Company had a total of 38 operating facilities in the Latin American Region (including kiosks), all but 1 of which were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

We believe that suitable additional space will be available, if necessary, to accommodate any future expansion of our operations.

Item 3. Legal Proceedings

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters for voting in the fourth quarter of 2005.

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

The following table sets forth, on a per share basis, high and low prices for our common stock for each quarter of fiscal years 2004 and 2005. Prices through June 9, 2005, are the high and low closing sale prices as reported by Nasdaq. Prices beginning on June 10, 2005, are the high and low bid quotations per share for our common stock as reported on the OTC market, based on published financial sources. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended November 30, 2005
Quarter Ended:
February 28, 2005	$4.91	2.77
May 31, 2005	3.05	1.29
August 31, 2005 (June 1 – June 9)	1.30	0.96
August 31, 2005 (June 10 – August 31)	1.69	0.30
November 30, 2005	2.10	1.08
Fiscal Year ended November 30, 2004
Quarter Ended:
February 29, 2004	$14.75	11.41
May 31, 2004	12.69	5.64
August 31, 2004	7.37	4.80
November 30, 2004	5.72	3.05

As of February 8, 2006, there were 222 stockholders of record, although we believe that the number of beneficial owners is significantly greater because a large number of shares are held of record by CEDE & Co.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings to finance our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, our financial condition and prospects and any restrictions under our credit agreements existing from time to time, as well as other factors the Board of Directors may deem relevant. Our current revolving credit facility restricts the payment of dividends to our stockholders. There can be no assurance that we will pay any dividends in the future.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of November 30, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)		Weighted Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	638,698	(2)	$17.06	475,475	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	638,698			475,475

(1)	The Company does not have outstanding any warrants or rights to purchase Common Stock, with the exception of rights outstanding pursuant to its amended and restated stockholder rights plan, which rights are offered to all stockholders on a pro rata basis.

(2)	Consists of options to purchase 64,500 shares of Common Stock issued pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), options to purchase 569,698 shares of Common Stock issued pursuant to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, which terminated on December 3, 2003, and options to purchase 4,500 shares of Common Stock issued pursuant to the 1994 Amended and Restated Director Nonqualified Stock Option Plan, which terminated on March 3, 2004.

(3)	Consists of 475,475 shares of Common Stock which may be used for awards issued pursuant to the 2003 Plan. Pursuant to the 2003 Plan, the Company may issue restricted stock, stock options or other equity-based awards.

Item 6. Selected Consolidated Financial Data

The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2005, were derived from the Company’s audited financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and notes thereto, included in Part IV of this Form 10-K.

	(In thousands, except per share data and operating data) Year Ended November 30,
	2005	2004	2003	2002(4)	2001
Statements of Operations Data:
Revenues	$987,334	821,481	895,882	947,272	1,101,123
Cost of sales	937,331	772,884	839,837	881,194	1,025,866

Gross profit	50,003	48,597	56,045	66,078	75,257
Operating expenses:
Selling, general and administrative expenses	50,907	58,595	62,130	85,065	88,865
Impairment of assets(3)(4)	—	—	3,966	3,655	—
Severance and exit charges(4)	—	—	(710)	2,566	—
Separation agreement(5)	—	—	—	—	5,680
Restructuring charge (credit)	—	—	—	—	750

Operating loss	(904)	(9,998)	(9,341)	(25,208)	(20,038)

Other income (expense):
Interest expense	(3,794)	(3,441)	(2,615)	(5,064)	(13,334)
Loss on sale of accounts receivable	(2,413)	(376)	(330)	(156)	—
Loss on divestiture of Colombia operations	—	(120)	—	—	—
Gain (loss) on early extinguishment of debt(6)	—	—	—	17,208	(979)
Other, net	684	137	750	(73)	3,439

Total other income (expense)	(5,523)	(3,800)	(2,195)	11,915	(10,874)

Loss from continuing operations before income taxes	(6,427)	(13,798)	(11,536)	(13,293)	(30,912)
Provision (benefit) for income taxes(7)	845	23,181	(5,237)	(4,127)	(10,981)

Loss from continuing operations	(7,272)	(36,979)	(6,299)	(9,166)	(19,931)
Discontinued operations(8)	(17,311)	(81,138)	(15,442)	(18,799)	12,029
Cumulative effect of a change in accounting principle, net of tax(9)	—	—	(17,153)	—	—

Net loss	$(24,583)	(118,117)	(38,894)	(27,965)	(7,902)

Net loss per share:
Basic and Diluted:
Loss from continuing operations	$(0.35)	(1.82)	(0.31)	(0.75)	(1.66)
Discontinued operations	(0.85)	(3.98)	(0.76)	(1.53)	1.00
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)	—	—

Net loss per share	$(1.20)	(5.80)	(1.91)	(2.28)	(0.66)

Weighted average number of shares:(1)(2)
Basic and Diluted	20,463	20,363	20,354	12,268	12,028
Operating Data:
International revenues, including export sales, as a percentage of revenue	53.1%	46.5%	40.9%	41.1%	47.5%

	(In thousands) November 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$4,010	16,812	122,294	132,280	105,359
Total assets	213,859	353,236	510,726	503,071	634,537
Notes payable and current portion of long-term debt	30,462	35,777	19,305	23,089	150,000
12% Senior subordinated notes	12,374	12,374	12,374	12,374	—
Stockholders’ equity	10,091	33,873	147,773	184,757	172,677

(1)	Common stock amounts have been retroactively adjusted to give effect to the one-for-five reverse stock split effective February 22, 2002.

(2)	On February 20, 2002, the Company issued, in an exchange offer, $39.1 million in 5% senior subordinated convertible notes which were converted into 7.8 million shares of common stock in November 2002.

(3)	On May 26, 2004, the Company completed the divestiture of its Colombia operations. In conjunction with the anticipated transaction, the Company recorded an asset impairment charge of $4.0 million in 2003.

(4)	In 2002, the Company recorded a net charge of $6.7 million related to the exit of the operations in the U.K., Peru and Argentina, including $0.5 million in cost of sales.

(5)	In 2001, the Company recorded an expense of $5.7 million related to a separation agreement with former Chairman and Chief Executive Officer, Alan H. Goldfield.

(6)	In 2002, the Company had a $17.2 million gain resulting from the Company’s exchange offer.

(7)	In 2004, the Company had a pre-tax loss. However, increases in the valuation allowances attributable to the Company’s U.S. operations resulted in income tax expense.

(8)	In 2005, the Company sold its operations in the PRC, Hong Kong and Taiwan, completing its exit of the Asia-Pacific Region. In 2004, the Company sold its operations in Singapore. In 2003, the Company sold its Netherlands operations and its Sweden operations. The Company has reclassified the results of these operations to discontinued operations for all periods presented.

(9)	Effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of SFAS No. 142, the Company stopped amortizing goodwill as of December 1, 2002, and recorded an impairment charge of $17.2 million related to the adoption of this statement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading distributor of wireless products and value-added logistics services to the wireless communications industry, serving network operators, agents, resellers, dealers, and retailers with operations in the North American and Latin American Regions and until November 2005, the Asia-Pacific Region. We provide comprehensive logistics solutions and facilitate the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. We also provide activation services in some of our markets that generate new subscribers for wireless carriers. We derive substantially all of our revenues from net product sales, which include sales of handsets and other wireless communications products. We also derive revenues from value-added services, including activations, residual income, and prepaid wireless services, none of which accounted for 10% of consolidated revenues. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid to us by a wireless carrier when a customer initially subscribes for the carrier’s wireless service through us. Residual income includes payments received from carriers based on the wireless handset usage by a customer that we activate.

We reported a net loss of $24.6 million, or $1.20 per share, for the year ended November 30, 2005, including a loss of $17.3 million, or $0.85 per share, from discontinued operations, compared with a net loss of $118.1 million, or $5.80 per share, for the same period last year, including a loss of $81.1 million, or $3.98 per share, from discontinued operations. Revenues for the year ended November 30, 2005, were $987.3 million, an increase of $165.8 million, compared to $821.5 million in 2004. Revenues increased in the Latin American Region ($142.7 million) due to increased sales to our major carrier customers in Colombia and Mexico. Revenues increased in the North American Region ($23.2 million) due to increases in the insurance replacement and regional carrier business, partially offset by a decline in the indirect channel business. Gross profit increased from $48.6 million (5.9% of revenues) for the year ended November 30, 2004 to $50.0 million (5.1% of revenues) for the year ended November 30, 2005. The drop in gross profit percentage was primarily due to a change in both product and customer mix. Selling, general and administrative expenses decreased $7.7 million from $58.6 million (7.1% of revenues) for the year ended November 30, 2004 to $50.9 million (5.2% of revenues) for the year ended November 30, 2005, primarily due to a decline in payroll and benefits ($2.5 million) and professional fees ($3.0 million).

As discussed in Item 1-Business, Significant Developments, we decided to exit our Asia-Pacific Region in 2005 and sold our operations in the PRC and Hong Kong to Mr. A.S. Horng, who was effectively the head of the Company’s Asia-Pacific Region. On November 1, 2005, we sold our operations in Taiwan to Mrs. L.C. Lin, a Taiwanese individual and a former employee of those operations, which completed our exit from the Asia-Pacific Region. The results and related charges of the Asia-Pacific Region have been reclassified to discontinued operations for all periods presented.

We believe the issues in the PRC and the related delay in filing our year end financial statements for 2004 and the first two quarters of 2005 impacted the Company in 2005. We experienced a tightening of credit by our vendors, including our primary supplier Motorola, which impacted the Company’s cash flow. Concerns over the viability of the Company made securing new customers more difficult and required management to address this concern with existing customers. Employee turnover increased and employee morale suffered. Significant time and effort went into resolving the issues in the PRC and strained our management and financial resources. In addition, we incurred professional fees of $3.8 million for the year ended November 30, 2005, related to the PRC issues. These fees are included in discontinued operations but were funded by the Corporate segment.

Due to the Company’s inability to timely file its Form 10-K for fiscal 2004 and Form 10-Q for the first quarter of 2005, our common stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005. As a result of the delisting, our common stock is currently traded on the over-the-counter market, and is quoted in the Pink Sheets®, which provides electronic quotation information.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the captions “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations, are disclosed in this report under the caption “Risk Factors,” including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Risk Factors.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

	2005	2004	2003
Revenues	100.0%	100.0	100.0
Cost of sales	94.9	94.1	93.7

Gross profit	5.1	5.9	6.3
Selling, general and administrative expenses	5.2	7.1	6.9
Impairment of assets	—	—	0.5
Severance and exit charges	—	—	(0.1)

Operating loss	(0.1)	(1.2)	(1.0)

Other income (expense):
Interest expense	(0.4)	(0.4)	(0.3)
Loss on sale of accounts receivable	(0.2)	(0.1)	—
Other, net	—	—	0.1

Total other income (expense)	(0.6)	(0.5)	(0.2)

Loss from continuing operations before income taxes	(0.7)	(1.7)	(1.2)
Provision (benefit) for income taxes	0.1	2.8	(0.5)

Loss from continuing operations	(0.8)	(4.5)	(0.7)
Discontinued operations	(1.7)	(9.9)	(1.7)

Loss before cumulative effect of a change in accounting principle, net of tax	(2.5)	(14.4)	(2.4)
Cumulative effect of a change in accounting principle, net of tax	—	—	(1.9)

Net loss	(2.5)%	(14.4)	(4.3)

Revenues from the Company’s Miami operations have been classified as Latin American Region revenues as these revenues are primarily exports to Latin American countries, either by the Company or by exporter customers. Revenues by region for the years ended November 30, 2005, 2004 and 2003 are as follows (in thousands);

	2005		2004		2003
North America	$462,581	47%	439,407	53	529,204	59
Latin America	524,753	53	382,074	47	366,678	41

Total	$987,334	100%	821,481	100	895,882	100

Fiscal 2005 Compared to Fiscal 2004

Revenues. The Company’s revenues increased $165.8 million, or 20.2%, from $821.5 million in 2004 to $987.3 million in 2005. The Company handled 12.4 million handsets (4.1 million consigned) in 2005 compared to 9.1 million handsets (3.2 million consigned) in 2004. The average selling price of handsets for 2005 was $109 compared to $126 in 2004, primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $462.6 million, an increase of $23.2 million, compared to $439.4 million in 2004. This increase in revenues is predominantly due to an increase in the region’s regional carrier business resulting primarily from new model promotions in 2005, and an increase in the insurance replacement business. The increase in the regional carrier business was due to the expansion of the Company’s relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions as well as a change in the product mix for the insurance replacement business where the ratio of new to refurbished phones has increased. In 2005, there was a higher mix of new phones which have a higher average sales price. A big driver of the region’s revenues is the insurance replacement business. Lock/line LLC, our largest customer in the Region, accounted for 25% of our fiscal 2005 revenue in the North American Region, and contributed 12% of our revenues on a consolidated basis. We provide new and refurbished handsets as replacements for lock/line’s insured customers, and we facilitate the return process for the end user. Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006. Asurion performs its own return and replacement process in-house. While the Company believes that it will continue to provide services to lock/line for the foreseeable future, at this time we cannot estimate the long-term impact of this merger on the Company. These increases in the regional carrier and insurance replacement business were partially offset by a decline in the indirect channel business as a result of a major carrier’s decision to change its distribution strategy and as well as the change in the relationship with Cricket Communications, Inc. (“Cricket”). In January 2004, the Company announced that it would cease providing fulfillment and logistics services for what was previously one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 3.0% ($24.4 million) of the Company’s consolidated revenues for 2004.

The Company’s operations in the Latin American Region provided $524.8 million of revenues in 2005, compared to $382.1 million in 2004, a $142.7 million increase. Revenues in Mexico were $234.4 million compared to $179.7 million in 2004. The increase in revenues was primarily due to the Company’s efforts in Mexico to focus on the largest carrier in the country, Telcel. Revenues from the Company’s Colombia operations were $16.3 million in 2004. In the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $272.4 million in 2005 compared to $159.9 million a year ago primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. As a result, the average selling price of handsets in the Company’s Miami operations dropped from $123 in 2004 to $76 in 2005. We believe that the transition to GSM is substantially complete. Therefore, we anticipate that revenues from this customer will decline from 2005 levels in future periods. Revenues from the Company’s operations in Chile were $18.0 million in 2005 compared to $26.2 million in 2004 due to a decrease in spot sales.

Gross Profit. Gross profit increased $1.4 million from $48.6 million in 2004 to $50.0 million in 2005. Gross profit as a percentage of revenues was 5.1% for 2005, compared to 5.9% for 2004.

While gross profit increased, the margin percentage in the North American Region remained flat. The increase in gross profit was primarily due to the increase in revenues ($23.2 million) along with a decline in inventory obsolescence, from $7.5 million in 2004 to $2.1 million in 2005. In the fourth quarter of 2004, the region recorded approximately $3.5 million of obsolescence expense associated with non-handset related products. The Company was not successful in its expansion into new products outside of its traditional handset business. In 2005, the insurance replacement business saw an increase in the percentage of new handsets sold, which have a higher average sales price but which have a lower margin than refurbished phones.

Gross profit and margin percentage decreased in the Latin American Region primarily due to the impact of the major carrier customer in Colombia. Although revenues were higher with this customer, the margin percentage is generally lower. Telefonica initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. Inventory obsolescence in the region was a recovery of $0.3 million in 2005 compared to an expense of $1.9 million in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.7 million from $58.6 million in 2004 to $50.9 million in 2005 primarily due to decreases in professional fees ($3.0 million) and payroll and benefits ($2.5 million). The decline in professional fees is primarily attributable to a decline in fees associated with compliance with the Sarbanes-Oxley Act of 2002 as well as a decline in legal fees. The decrease in payroll and benefits occurred in the North American and Corporate segments as the Company continues its efforts to adjust its current overhead.

Interest Expense. Interest expense in 2005 was $3.8 million compared to $3.4 million in the prior year primarily due to an increase in the borrowing rate.

Loss on sale of accounts receivable. The Company recognized $2.4 million in losses on sales of accounts receivable in 2005 compared to $0.4 million in the prior year. The Company has agreements with financing companies whereby it may sell an undivided interest on a continuing basis trade receivables from certain of its carrier customers. In 2005, the Company increased its sale of trade receivables due to tightening of credit with its vendors and to assist in meeting its financing needs.

Income Taxes. Income tax expense was $0.8 million and $23.2 million in 2005 and 2004, respectively. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized. The Company also had a loss in 2004, however, increases in the valuation allowances attributable to the Company’s U.S. operations resulted in income tax expense.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2005, the Company had net deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $21.4 million in pre-tax income over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years being considered for these projections change.

The Company’s North American Region generated operating income of $13.3 million, $1.5 million, and $5.5 million for the years ended November 30, 2003, 2004, and 2005, respectively. Although the region continued to be profitable in 2005, the Company believes the issues in the PRC and the related delay in filing its Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005 and May 31, 2005, had a negative impact on the results for 2005. With the divestiture of the Asia-Pacific Region, the Company can increase its focus on the North American Region.

In the Latin American Region, operating income (loss) was ($5.0) million, $7.6 million and $8.7 million for the years ended November 30, 2003, 2004 and 2005, respectively. In 2003, the Company replaced the general manager in its Mexico operations, revised its business model and focused on supplier and carrier relationships. For fiscal 2004 and 2005, the region was the Company’s largest income producer.

Discontinued Operations. As discussed in Note 10 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005.

Fiscal 2004 Compared to Fiscal 2003

Revenues. The Company’s revenues decreased $74.4 million, or 8.3%, from $895.9 million in 2003 to $821.5 million in 2004. The Company handled 9.1 million handsets (3.2 million consigned) for the year ended November 30, 2004, compared to 9.6 million handsets (3.7 million consigned) for the same period of 2003. The average selling price of handsets for the year ended November 30, 2004, was $126 compared to $133 in 2003.

North American Region revenues were $439.4 million in 2004, a decrease of $89.8 million or 17.0%, compared to $529.2 million in 2003. In January 2004, the Company announced that it would cease providing fulfillment and logistics services for one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired level of profitability. Revenues from Cricket and its indirect sales channel represented approximately 3% or $24.4 million of the Company’s consolidated revenues for fiscal 2004 and approximately 12% or $107.6 million in 2003. Revenues were also negatively impacted by the lack of product availability from some of the Company’s major suppliers during the latter part of the second quarter of 2004. The suppliers cited a shortage of CDMA chipsets as the primary reason for the handset shortages.

The Company’s operations in the Latin American Region provided $382.1 million of revenues in 2004, compared to $366.7 million in 2003, a $15.4 million increase. Revenues in Mexico were $179.7 million in 2004 compared to $188.5 million in 2003. Revenues from the Company’s Mexico operations have been primarily generated from two carrier customers. In the second half of 2003, the Company significantly reduced its relationship with one of the carrier customers, resulting in a decrease in revenues of $23.9 million from 2003. These actions were part of the Company’s ongoing evaluations of its customers and continued emphasis on maintaining a desired level of profitability with each customer. This decline was partially offset by a significant increase in revenues during the fourth quarter of 2004 with other carrier customers. Revenues from the Company’s Colombia operations decreased to $16.3 million in 2004 from $45.7 million in 2003. In the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. In the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $159.9 million in 2004 compared to $118.2 million in 2003 primarily due to this shift, as well as sales to carriers in Ecuador and Venezuela through a U.S. distributor. Revenues to the major carrier customer in Colombia were $41.5 million in 2004 and $17.7 million in 2003. Revenues from the Company’s operations in Chile were $26.2 million in 2004 compared to $14.3 million in 2003. This increase was primarily due to spot sales of handsets in 2004.

Gross Profit. Gross profit decreased $7.4 million from $56.0 million in 2003 to $48.6 million in 2004. Gross profit as a percentage of revenues was 5.9% for the year ended November 30, 2004, compared to 6.3% for the same period of 2003.

Gross profit in the North American Region was down from 2003 primarily as a result of the Company ceasing its business with Cricket and its indirect sales channel as well as an increase in inventory obsolescence expense, from $3.5 million in 2003 to $7.5 million in 2004 due to non-handset related products.

The increase in gross margin in Latin America was primarily due to net foreign currency gains of $1.6 million compared to net foreign currency losses of $1.6 million in 2003 and 2004, respectively, in Mexico as well as a change in the operations model from high volume low margin products to a higher margin model.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million from $62.1 million in 2003 to $58.6 million in 2004. This decrease was primarily due to a decrease in bad debt expense ($3.2 million), payroll and benefits ($2.7 million) partially offset by an increase in professional fees ($1.1 million) and advertising and marketing ($0.9 million). The decrease in bad debt expense was primarily due to recoveries in 2004 in Mexico of accounts receivable for which a provision had been previously recorded in 2003. In addition, there was a $2.7 million reduction in payroll and benefits, primarily in Latin America and the Corporate segment. In 2003, the Company replaced the general manager in its Mexico operations and embarked on an aggressive reorganization of these operations, cutting payroll costs of $1.4 million and repositioning the business to increase profitability and recapture market share. In the Corporate segment, pursuant to Robert Kaiser’s amended and restated employment agreement, effective as of May 1, 2004, Mr. Kaiser waived the Company’s obligation to pay him $0.5 million related to the timing of his promotion to President and Chief Operating Officer. The Company originally recorded this expense in the second quarter of 2003 in accordance with his then existing employment agreement, and accordingly reversed this liability in the second quarter of 2004 upon execution of the amended and restated employment agreement. Accounting and audit fees increased $2.2 million in 2004, primarily attributable to a $3.1 million expense related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses as a percentage of revenues were 7.1% and 6.9% for the years ended November 30, 2004 and 2003, respectively.

Impairment of Assets and Loss on Divestiture of Colombia Operations. In the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. The Company continued to monitor the situation and, in the fourth quarter of 2003, made a strategic decision to seek a high level of local ownership in Colombia. As a result, the Company recorded a $4.0 million net asset impairment charge in the fourth quarter of 2003. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment. On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. This note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations.

Interest Expense. Interest expense in 2004 was $3.4 million compared to $2.6 million in the prior year, primarily due to higher borrowing levels at higher interest rates in 2004.

Loss on sale of accounts receivable. The Company recognized $0.4 million in losses on sales of account receivables in 2004 compared to $0.3 million in the prior year. The Company has agreements with financing companies whereby it may sell an undivided interest on a continuing basis, trade receivables from certain of its carrier customers.

Income Taxes. Income tax expense was $23.2 million in 2004 compared to a benefit of $5.2 million in 2003. Although the Company had a loss before income taxes in 2004, increases in the valuation allowance attributable to the Company’s U.S. operations resulted in income tax expense. During 2003, tax benefits attributable to the divestiture of the Company’s Colombian operation were the primary cause of an effective tax rate in excess of the U.S. statutory tax rate.

Discontinued Operations. As discussed in Note 10 to the Consolidated Financial Statements, the Company has exited its operations in the Asia-Pacific Region and sold its operations in Sweden and The Netherlands in 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at November 30, 2005 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Notes payable
Revolving credit facility (variable interest, 7.50% at November 30, 2005)	$30,462	30,462	—	—	—
12% Senior subordinated notes	12,374	—	12,374	—	—
Operating leases	5,108	2,346	2,510	252	—

Total contractual obligations	$47,944	32,808	14,884	252	—

Due to the delayed filing of the Form 10-K for 2004 and the consolidated operating loss in 2004, the Company experienced tightening of credit with its vendors, including Motorola, during 2005. The Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs in 2005. The Company is generally able to factor its receivables from the major carriers in the Latin America Region. This tightening of credit restricted growth. The Company is dependent on maintaining open vendor trade credit lines on reasonable terms. In December 2005, Motorola increased the Company’s trade credit lines. The Company believes the current credit lines will allow it to meet its anticipated product needs from Motorola as well as assist in growing the business in the North and Latin America Regions. Interruption of these lines could have a material adverse impact on the Company’s business, and could determine whether or not the Company can continue as a going concern.

Based upon current and forecasted operating results, the Company anticipates that its cash flow from operations, together with amounts available under its credit facilities and existing cash balances, will be adequate to meet its anticipated cash requirements for at least the next twelve months. In the event that existing cash balances, cash flows and available borrowings under the credit facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. We cannot assure you that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to us.

Cash and cash equivalents at November 30, 2005 were $10.7 million, compared to $13.2 million at November 30, 2004.

Compared to November 30, 2004, accounts receivable decreased from $116.9 million to $98.4 million at November 30, 2005. Accounts receivable days sales outstanding for the year ended November 30, 2005, based on monthly accounts receivable balances, were 36.7, compared to 38.5, for the year ended November 30, 2004. Accounts receivable have decreased by $17.2 million in Mexico, primarily due to lower sales in the fourth quarter of 2005 compared to 2004. Inventories decreased to $81.5 million at November 30, 2005, from $87.3 million at November 30, 2004, due to decreases of $4.9 million and $8.7 million in the Company’s Mexico and Miami operations, respectively, offset partially by an increase in the North American Region of $7.4 million primarily due to an increase in business in the regional carrier group. Inventory turns for the year ended November 30, 2005, based on monthly inventory balances, were 10.8 turns, compared to 8.7 for the year ended November 30, 2004 due to increased sales in the Mexico and Miami operations. Accounts payable decreased to $146.3 million at November 30, 2005, compared to $162.9 million at November 30, 2004, primarily due to decreases of $12.5 million and $7.2 million in the Company’s Mexico and Miami operations, respectively.

At November 30, 2005, the Company had an $85.0 million Facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility was to expire September 2007. On February 12, 2006, the Company and the bank entered into a binding commitment to extend the term of the Facility until September 27, 2009, or the bank will provide a new facility on the same terms and conditions as the existing Facility except that the termination date will be extended for three years. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations, and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of November 30, 2005, the Company had borrowed $30.5 million at an interest rate of 7.50%, a decrease of $5.3 million from $35.8 million at November 30, 2004. The Company had additional borrowing availability under the Facility of $18.2 million at November 30, 2005.

From February 2004 to February 2006, the Company amended the Facility and obtained waivers that modified financial covenants, increased borrowing availability under the Facility, extended the maturity date until November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Senior Notes by their respective due dates. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to exit the Company’s Greater China Operations. The Company used the proceeds to reduce the borrowings under the Facility.

At February 8, 2006, the Company had borrowed $32.9 million at an interest rate of 8.0% and had additional borrowing availability of $11.5 million under the Facility.

At November 30, 2005 and 2004, the Company had $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. At November 30, 2005 and 2004, the Company had $2.1 million and $3.6 million, respectively, of interest accrued for future interest payments. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments had been accrued. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K for the year ended

November 30, 2004, with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the Indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by its filing deadline each resulted in a default under the indenture. Each default would have required notice by either the trustee or a majority of the bondholders to the Company before it could have become an event of default. The Company would have 60 days from receipt of the notice to cure the event of default and, if not cured, the bondholders could have accelerated payment of the Senior Notes. The Company received no such notice from either the trustee or a majority of the bondholders. The Company has cured the default relating to filing the Form 10-K for 2004, Forms 10-Q and the letter to the trustee. At November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at November 30, 2005. The Company expects that it can refinance the Senior Notes by the maturity date.

In April 2005, the Company’s joint venture in Mexico, CII, was formed. As part of the agreement with the Company’s joint venture partners in Mexico, the Company’s partners are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII calculated based on accounting principles generally accepted in Mexico. No dividends shall be paid to the Company as long as any portion of the preferred dividend remains unpaid.

The Company has an agreement with a financial institution whereby it may sell an undivided interest on a continuing basis up to $120.0 million of trade receivables from Telcel. In addition the Company also has an agreement with another financing company whereby it may sell an undivided interest on a continuing basis, with no limit, in trade receivables from Telefonica. The annual discount rates on the sale agreements are from 3.9% to 10.5%. These sale transactions are without recourse and are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” At November 30, 2005 and 2004, the Company had $25.8 million and $24.2 million of accounts receivable which were sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $2.4 million, $0.4 million, and $0.3 million for the years ended November 30, 2005, 2004, and 2003, respectively.

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar’s overall operating results as the majority of the Company’s business is in markets that are relatively stable. However, the effects of inflation could have a material adverse impact on the Company if the markets become unstable. The following table summarizes the revenues and percentages of consolidated revenues for the Company’s geographical operations for the year ended November 30, 2005 (dollars in thousands):

Operation	Revenues	Percentage
U.S.	$462,581	46.9%
Mexico	234,358	23.7
Miami	272,398	27.6
Chile	17,997	1.8

Total	$987,334	100.0%

Critical Accounting Policies

Note (1) of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the Company’s more critical accounting policies and estimates.

(a) Significant Estimates

Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence, goodwill and intangible impairment and the deferred tax asset valuation allowance. Actual amounts could differ significantly from management’s estimates.

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

Goodwill is tested for impairment annually in October or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The Company uses a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Factors considered important which could trigger an impairment review include: (i) underperformance relative to expected to historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; and (iv) our market capitalization relative to net book value. A reporting unit is an operating segment or one level below an operating segment. At November 30, 2005, the Company’s only reporting unit with goodwill, $3.4 million related to CII, is Mexico. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The Company determines the reporting unit’s fair value using discounted cash flows. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2005, the Company has net deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $21.4 million in pre-tax income, as well as implement the planned strategies, over this period to fully utilize the net deferred tax asset. Management believes the forecasted results from the operations in North America and

Latin America support the deferred tax asset. The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years is being considered for these projections change.

(b) Revenue Recognition

For the Company’s wholesale business, revenue is recognized when the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. The Company does not generally grant rights of return. In instances where right of return is granted at the time of sale, revenue is not recognized until expiration of the right of return. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions when the subscriber activates service and provides an allowance for estimated wireless service deactivations, which is reflected as a reduction of accounts receivable and revenues in the accompanying consolidated financial statements. The Company recognizes residual commissions when received. The Company recognizes fee service revenue when the service is completed or, if applicable, upon shipment of the related product, whichever is later. The Company recognizes revenue for reselling airtime from carriers upon its purchase by consumers.

(c) Vendor Credits and Allowances

The Company recognizes price protection credits; sell-through credits, advertising allowances and volume discounts in the period the agreement was made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes when received. The timing of receiving the written agreements can cause variations in the operating results.

Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold as the products are sold. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction in cost of goods sold or inventory, depending on whether the related inventory is on-hand or has been previously sold.

(d) Stock Based Compensation

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the Company beginning in the quarter ending February 28, 2006. The Company expects to use the modified prospective transition method when adopting this standard. The Company does not expect the adoption of the pronouncement to have a material effect on its financial position and results of operations. The Company believes the effect of the adoption of SFAS 123R will result in higher compensation expense, (approximately $0.1 million in 2006) based on the options outstanding as of November 30, 2005. The Company expects to issue primarily restricted stock in future periods. The market value of the restricted stock at the date of issuance is recognized as expense ratably over the vesting period.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the years ended November 30, 2005 and 2004, the Company recorded net foreign currency gains of $1.7 million and $0.8 million, respectively, in costs of goods sold principally related to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange gains and loss exposure is primarily the Mexican peso. The Company’s exposure in Chile is currently limited due to the size of the operations.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by having transactions denominated in US dollars. The Company continues to evaluate foreign currency exposures and related protection measures.

The Company had forward purchase contracts relating to USD $0.6 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts had terms matching the length of the receivable, and matured in December 2005. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the year ended November 30, 2005, the interest rates of borrowings under the U.S. revolving credit facility ranged from 5.5% to 7.5%. (See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Company sells certain receivables in its Latin American operation to assist in meeting its financing needs. The rates on the sale of receivables varied from 3.9% to 10.5%. A one percent change in variable interest rates will not have a material impact on the Company.

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation and the material weakness described below, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective at November 30, 2005.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of the end of the period covered by this report. The Company used as its framework the Committee of Sponsoring Organizations of the Treadway Commission’s publication entitled, “Internal Control—Integrated Framework” (the “COSO Framework”).

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

Due to the company’s decentralized, predominately manual control processes, the Company’s control environment is reliant on the review function to prevent or detect material misstatement from reaching the financial statements. This environment also requires effective entity-level controls to ensure accuracy and consistency in the performance of control activities. Management identified the following:

•	Lack of sufficient awareness and formal communication of accounting policies and procedures, resulting in the inconsistent application of and adherence to corporate policies; and

•	Lack of timeliness and precision of the review of detailed account reconciliations and supporting documentation in the North American and Corporate segments that encompass the consolidation and financial reporting process.

The ineffectiveness of these controls represent material weaknesses that resulted in adjustments to revenue, inventory and cost of sales, accrued liabilities, and other current assets and liabilities in the consolidated financial statements for the year ended November 30, 2005. These material weaknesses could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

Because of the material weaknesses described in the preceding paragraphs, we believe that, based on the COSO Framework, as of November 30, 2005, the Company’s internal control over financial reporting was not effective. Grant Thornton LLP, the Company’s independent registered public accounting firm for the year ended November 30, 2005, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report is included below.

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of CellStar Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CellStar Corporation (the “Company”) did not maintain effective internal control over financial reporting as of November 30, 2005, because of the effect of the material weaknesses identified during management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. CellStar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the Company’s decentralized, predominately manual control processes, the Company’s control environment is reliant on the review function to prevent or detect material misstatement from reaching the financial statements. This environment also requires effective entity-level controls to ensure accuracy and consistency in the performance of control activities. The following control deficiencies were identified and included in management’s assessment:

•	Lack of sufficient awareness and formal communication of accounting policies and procedures, resulting in the inconsistent application of and adherence to corporate policies; and

•	Lack of timeliness and precision of the review of detailed account reconciliations and supporting documentation in the North American and Corporate segments that encompass the consolidation and financial reporting process.

The ineffectiveness of these controls represent material weaknesses that resulted in adjustments to revenue, inventory and cost of sales, accrued liabilities, and other current assets and liabilities in the consolidated financial statements for the year ended November 30, 2005. These material weaknesses could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated February 13, 2006, on those financial statements.

In our opinion, management’s assessment that CellStar Corporation did not maintain effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CellStar Corporation has not maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CellStar Corporation (a Delaware corporation) as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended November 30, 2005, and our report dated February 13, 2006, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 13, 2006

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

Management’s Plan for Remediation and Corrective Actions

Based on our review of the design of the control environment, we concluded that controls are designed to a sufficient degree of detail to detect and prevent a material misstatement. However, the Company’s close process is reliant upon numerous manual controls which increases the time and people resources required to close. To address the material weaknesses identified, the Company expects to add additional personnel in the Corporate and North America finance departments and rearrange responsibilities. In addition, in 2005, Corporate and North America finance departments resources were strained due to the issues relating to Asia. Wherever practical, the Company will give emphasis to automated controls. Management will re-emphasize Company policies and procedures through education and communication. Further, the Company will revise its policy manual to more clearly explain the accounting treatment for certain transactions.

Management’s objective is to address a majority of the changes described above during the first half of 2006. However, we can give no assurance that we will complete those changes by that time. The Company expects that the implementation of many of the automated controls will be a longer term project and will require investment in new financial reporting systems. Although management believes that the changes described above will address the material weaknesses described above, we can give no assurance that these changes will enable management or the Company’s auditors to conclude that the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

For the year ended November 30, 2004, the Company concluded that its internal control over financial reporting was not effective. In order to strengthen controls and improve reporting, on November 17, 2005, the

Company hired Michael J. Farrell as Executive Vice President of Finance, Treasurer and Chief Administrative Officer. The hiring of Mr. Farrell increases the resources available to the finance department, and he will play a key role in the implementation of the remediation plan described above.

Item 9B. Other Information

Effective February 10, 2006, the Company obtained an amendment and waiver (the “Amendment”) from the lenders under its Facility modifying a financial covenant to exclude losses resulting from discontinued operations in an amount not to exceed $3,000,000. The Amendment also waived compliance with this covenant, and any defaults or events of default associated with this covenant, with which the Company would not have been in compliance due to the losses incurred in the Asia-Pacific Region in fiscal 2005.

The amendment was executed by Wells Fargo Foothill, Inc., as agent and a lender, Bank of America, N.A. (successor to Fleet Capital Corporation) and Textron Financial Corporation, as lenders, and the Company and certain of its subsidiaries as borrowers, including including CellStar, Ltd., National Auto Center, Inc., CellStar Financo, Inc., CellStar International Corporation/SA, CellStar Fulfillment, Inc., CellStar International Corporation/Asia, Audiomex Export Corp., NAC Holdings, Inc. and CellStar Fulfillment Ltd.

Effective February 12, 2006, the Company entered into a binding commitment with Wells Fargo Foothill, Inc. (“Wells Fargo”) to extend the term of the Facility until September 27, 2009, or Wells Fargo will provide a new facility on the same terms and conditions as the existing Facility except that the termination date will be extended for three years. The extension or new agreement will be provided to the Company on or before April 1, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding our directors is provided under the heading “Election of Directors” in the Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders to be held during 2006, which information is incorporated herein by reference. The information required by this item regarding our executive officers is provided under the heading “Executive Officers of the Registrant” in Item I of this Form 10-K, which information is incorporated herein by reference. The information required by this item regarding Section 16(a) beneficial ownership reporting compliance is provided in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics is provided under the heading “Available Information” in Part I of this Form 10-K, which is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is provided in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is provided in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” with the exception of Equity Compensation Plan Information, which is provided in Item 5 of this Form 10-K, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is provided under various headings in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is provided in the Proxy Statement under the heading “Principal Accounting Fees and Services,” which information is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2) Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(3) Exhibits

An index identifying the exhibits to be filed with this Form 10-K is provided below.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995.	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation.	Form 10-Q for the quarter ended May 31, 1998.	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”).	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

3.4	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference.	See above.

4.2	Specimen Common Stock Certificate of CellStar Corporation.	Form 10-Q for the quarter ended February 28, 2002.	April 12, 2002

4.3	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation.	Registration Statement on Form 8-A (File no. 000-22972).	January 3, 1997

4.4	Certificate of Correction of Certificate of Designation.	Amendment No. 1 to Registration Statement on Form 8-A/A (File no. 000-22972).	June 30, 1997

4.5	First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent.	Amendment No. 2 to Registration Statement on Form 8-A/A (File no. 000-22972).	December 5, 2002

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

4.6	Form of Rights Certificate.	Amendment No. 2 to Registration Statement on Form 8-A/A (File no. 000-22972).	December 5, 2002

4.7	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee.	Form 10-K for the fiscal year ended November 30, 2001.	February 28, 2002

10.1	Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent.	Form 10-Q/A for the quarter ended August 31, 2001.	January 10, 2002

10.2	First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q/A for the quarter ended August 31, 2001.	January 10, 2002

10.3	Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2001.	February 28, 2002

10.4	Third Amendment and Waiver to Loan Agreement, dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended May 31, 2002.	July 12, 2002

10.5	Fourth Amendment to Loan Agreement, entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2002.	October 15, 2002

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.6	Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.7	Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.8	Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.9	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the lenders.	Form 10-Q for the quarter ended May 31, 2003.	July 15, 2003

10.10	Consent and Waiver and Ninth Amendment to Loan and Security Agreement, effective as of February 24, 2004, by and among CellStar Corporation and each of CellStar Corporation’s Subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2003.	February 26, 2004

10.11	Tenth Amendment to Loan Agreement, dated as of March 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended February 29, 2004.	April 14, 2004

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.12	Eleventh Amendment and Waiver to Loan Agreement, dated as of August 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2004.	October 14, 2004

10.13	Twelfth Amendment and Waiver to Loan Agreement, dated as of February 10, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.14	Waiver, dated as of March 1, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.15	Waiver and Consent, dated as of March 29, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.16	Waiver, dated as of April 14, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.17	Thirteenth Amendment and Waiver to Loan Agreement, dated as of May 13, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.18	Waiver, dated as of May 31, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.19	Waiver, dated as of July 15, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.20	Consent, dated as of August 31, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.21	Extension Letter, dated as of September 1, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.22	Fourteenth Amendment and Waiver to Loan Agreement, dated as of October 7, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005

10.23	Consent, dated as of December 15, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc.	Current Report on Form 8-K.	December 21, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.24	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996.*	Form 10-K for the fiscal year ended November 30, 1996.	February 28, 1997

10.25	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002.*	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.26	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates.*	Form 10-Q for the quarter ended May 31, 2001.	July 12, 2001

10.27	CellStar Corporation 2003 Long-Term Incentive Plan, effective as of March 13, 2003.*	Appendix C to the Company’s Proxy Statement on Schedule 14A for the 2002 fiscal year.	December 22, 2003

10.28	Form of Incentive Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.29	Form of Non-Qualified Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.30	Form of Nonqualified Stock Option Agreement by and between CellStar Corporation and An-Hsien Hong.*	Form 10-K for the fiscal year ended November 30, 2003.	February 26, 2004

10.31	Form of CellStar Corporation Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Current Report on Form 8-K.	November 21, 2005

10.32	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005

10.33	Amended and Restated Employment Agreement, effective as of January 14, 2004, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez.*	Form 10-Q for the quarter ended February 29, 2004.	April 14, 2004

10.34	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

10.35	First Amendment to Amended and Restated Employment Agreement, executed May 2, 2005, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser.*	Current Report on Form 8-K.	May 6, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.36	Amended and Restated Employment Agreement, executed on September 1, 2004, and effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Form 10-Q for the quarter ended August 31, 2004.	October 14, 2004

10.37	Employment Agreement, executed on April 27, 2005, and effective as of April 30, 2005, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Current Report on Form 8-K.	May 3, 2005

10.38	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Raymond L. Durham.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.39	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Juan Martinez.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.40	Employment Agreement by and among CellStar, Ltd., CellStar Corporation and Michael J. Farrell, dated as of November 15, 2005.*	Current Report on Form 8-K.	November 21, 2005

10.41	Form of CellStar Corporation Indemnification Agreement.*	Current Report on Form 8-K.	July 13, 2005

10.42	Stock Purchase Agreement, dated August 21, 2005, by and among CellStar International Corporation/Asia, Newco and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.43	Amended and Restated Stock Purchase Agreement, dated August 24, 2005, by and among CellStar International Corporation/Asia, Fine Day Holdings Limited and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.44	Letter Agreement executed on September 1, 2005, by and between Fine Day Holdings Limited and CellStar International Corporation/Asia.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.45	Agreement and Mutual Release, entered into on September 2, 2005, by and among CellStar (Asia) Corporation Limited, CellStar Corporation, and Hong An-Hsien.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.46	Fifteenth Amendment and Waiver to Loan Agreement, dated as of February 10, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., in its capacity as Agent for the Lenders.	Filed herewith.

10.47	Letter Agreement, dated as of February 12, 2006, by and between CellStar Corporation and Wells Fargo Foothill, Inc.	Filed herewith.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	The exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ ROBERT A. KAISER
Robert A. Kaiser Chief Executive Officer

Date: February 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ ROBERT A. KAISER	Date: February 13, 2006
Robert A. Kaiser Chairman of the Board and Chief Executive Officer

By	/s/ MICHAEL J. FARRELL	Date: February 13, 2006
Michael J. Farrell Executive Vice President of Finance, Treasurer And Chief Administrative Officer (a Principal Financial Officer)

By	/s/ RAYMOND L. DURHAM	Date: February 13, 2006
Raymond L. Durham Senior Vice President and Chief Financial Officer (a Principal Financial Officer)

By	/s/ JUAN MARTINEZ, JR	Date: February 13, 2006
Juan Martinez, Jr. Vice President, Corporate Controller (Principal Accounting Officer)

By	/s/ J. L. JACKSON	Date: February 13, 2006
J. L. Jackson Director

By	/s/ DALE V. KESLER	Date: February 13, 2006
Dale V. Kesler Director

By	/s/ JERE W. THOMPSON	Date: February 13, 2006
Jere W. Thompson Director

By	/s/ DA HSUAN FENG	Date: February 13, 2006
Da Hsuan Feng Director

CELLSTAR CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of CellStar Corporation

We have audited the accompanying consolidated balance sheets of CellStar Corporation (a Delaware corporation) as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended November 30, 2005. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellStar Corporation as of November 30, 2005 and 2004, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CellStar Corporation’s internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated February 13, 2006, included in Item 9A of this Annual Report on Form 10-K, expressed an unqualified opinion on management’s assessment that CellStar Corporation’s internal control over financial reporting as of November 30, 2005, was not effective based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and an adverse opinion on the effectiveness of CellStar Corporation’s internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 13, 2006

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2005 and 2004

(In thousands, except share and per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,744	13,179
Accounts receivable (less allowance for doubtful accounts of $38,313 and $39,481, respectively)	98,356	116,947
Inventories	81,547	87,253
Deferred income taxes	792	10,361
Prepaid expenses	1,834	7,900
Assets of discontinued operations—Asia-Pacific operations	—	98,943
Assets held for sale—Building	1,516	1,592

Total current assets	194,789	336,175
Property and equipment, net	3,689	5,714
Deferred income taxes	6,655	9,568
Goodwill	3,392	—
Other assets	5,334	1,779

	$213,859	353,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$30,462	35,777
Accounts payable	146,292	162,850
Accrued expenses	14,025	18,985
Deferred income taxes	—	12,482
12% Senior subordinated notes	—	12,374
Liabilities of discontinued operations—Asia-Pacific operations	—	76,895

Total current liabilities	190,779	319,363
12% Senior subordinated notes	12,374	—
Other long-term liabilities	615	—

Total liabilities	203,768	319,363

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,827,529 and 20,367,504 shares issued and outstanding, respectively	208	204
Additional paid-in capital	124,204	123,489
Unearned compensation	(650)	—
Accumulated other comprehensive loss—foreign currency translation adjustments	(7,673)	(8,405)
Retained deficit	(105,998)	(81,415)

Total stockholders’ equity	10,091	33,873

	$213,859	353,236

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended November 30, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Revenues	$987,334	821,481	895,882
Cost of sales	937,331	772,884	839,837

Gross profit	50,003	48,597	56,045
Selling, general and administrative expenses	50,907	58,595	62,130
Impairment of assets	—	—	3,966
Severance and exit charges	—	—	(710)

Operating loss	(904)	(9,998)	(9,341)

Other income (expense):
Interest expense	(3,794)	(3,441)	(2,615)
Loss on sale of accounts receivable	(2,413)	(376)	(330)
Loss on divestiture of Colombia operations	—	(120)	—
Other, net	684	137	750

Total other income (expense)	(5,523)	(3,800)	(2,195)

Loss from continuing operations before income taxes	(6,427)	(13,798)	(11,536)

Provision (benefit) for income taxes	845	23,181	(5,237)

Loss from continuing operations	(7,272)	(36,979)	(6,299)

Discontinued operations	(17,311)	(81,138)	(15,442)

Loss before cumulative effect of a change in accounting principle, net of tax	(24,583)	(118,117)	(21,741)

Cumulative effect of a change in accounting principle, net of tax	—	—	(17,153)

Net loss	$(24,583)	(118,117)	(38,894)

Net loss per share:

Basic and diluted:

Loss from continuing operations	$(0.35)	(1.82)	(0.31)
Discontinued operations	(0.85)	(3.98)	(0.76)

Loss before cumulative effect of a change in accounting principle, net of tax	(1.20)	(5.80)	(1.07)
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.84)

Net loss per share	$(1.20)	(5.80)	(1.91)

Weighted average number of shares:

Basic and diluted	20,463	20,363	20,354

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

Years ended November 30, 2005, 2004 and 2003

(In thousands)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive loss	Retained deficit	Total
	Shares	Amount
Balance at December 1, 2002	20,354	$204	123,392	—	(14,435)	75,596	184,757
Comprehensive loss:
Net loss	—	—	—	—	—	(38,894)	(38,894)
Foreign currency translation adjustment	—	—	—	—	(1,842)	—	(1,842)
Realized foreign currency translation adjustment	—	—	—	—	3,737	—	3,737

Total comprehensive loss							(36,999)
Common stock issued under stock option plans	2	—	15	—	—	—	15

Balance at November 30, 2003	20,356	204	123,407	—	(12,540)	36,702	147,773
Comprehensive loss:
Net loss	—	—	—	—	—	(118,117)	(118,117)
Foreign currency translation adjustment	—	—	—	—	1,157	—	1,157
Realized foreign currency translation adjustment	—	—	—	—	2,978	—	2,978

Total comprehensive loss							(113,982)
Common stock issued under stock option plans	11	—	82	—	—	—	82

Balance at November 30, 2004	20,367	204	123,489	—	(8,405)	(81,415)	33,873
Comprehensive loss:
Net loss	—	—	—	—	—	(24,583)	(24,583)
Foreign currency translation adjustment	—	—	—	—	1,036	—	1,036
Realized foreign currency translation adjustment	—	—	—	—	(304)	—	(304)

Total comprehensive loss							(23,851)
Grant of restricted stock	460	4	715	(719)	—	—	—
Amortization of restricted stock	—	—	—	69	—	—	69

Balance at November 30, 2005	20,827	$208	124,204	(650)	(7,673)	(105,998)	10,091

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(24,583)	(118,117)	(38,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	(520)	(426)	2,784
Provision for inventory obsolescence	1,877	9,443	2,636
Depreciation and amortization	4,189	4,314	3,772
Stock based compensation	69	—	—
Impairment of assets	—	—	3,966
Deferred income taxes	—	14,792	(13,401)
Loss on divestiture of Colombia operations	—	120	—
Loss on sale of assets	—	—	144
Cumulative effect of a change in accounting principle, net of tax	—	—	17,153
Changes in operating assets and liabilities:
Accounts receivable	(282,415)	(99,206)	(108,682)
Inventories	3,829	(21,176)	(11,423)
Prepaid expenses	6,066	1,988	3,813
Other assets	(77)	(95)	799
Accounts payable	(16,558)	12,931	21,968
Accrued expenses	(4,345)	(473)	(2,470)
Income taxes payable	—	(866)	2,092
Net proceeds from sale of accounts receivable	299,223	93,121	88,236
Discontinued operations	60,119	132,154	(29,806)

Net cash provided by (used in) operating activities	46,874	28,504	(57,313)

Cash flows from investing activities:
Purchases of property and equipment	(947)	(4,988)	(1,908)
Proceeds from sale of Netherlands and Sweden	—	—	13,426
Proceeds from sale of Singapore	—	2,500	—
Proceeds from sale of Greater China	6,000	—	—
Investment in joint venture	(1,100)	—	—
Other	—	—	38
Discontinued operations	4,988	(11,159)	(8,674)

Net cash provided by (used in) investing activities	8,941	(13,647)	2,882

Cash flows from financing activities:
Borrowings on notes payable	757,005	669,156	634,700
Payments on notes payable	(762,320)	(652,684)	(638,484)
Additions to deferred loan costs	(876)	(153)	(222)
Net proceeds from issuance of common stock	—	82	—
Discontinued operations	(52,059)	(31,341)	67,161

Net cash provided by (used in) financing activities	(58,250)	(14,940)	63,155

Net increase (decrease) in cash and cash equivalents	(2,435)	(83)	8,724
Cash and cash equivalents at beginning of period	13,179	13,262	4,538

Cash and cash equivalents at end of period	$10,744	13,179	13,262

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation and Liquidity

CellStar Corporation, including its subsidiaries (the “Company”), is a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions. The Company had operations in the European Region until October 2003, and until November 2005 in the Asia-Pacific Region. The Company provides comprehensive logistics solutions and facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Asia-Pacific Region, the Netherlands and Sweden operations. Certain prior year financial amounts have been reclassified to conform to the current year presentation. The Company has reclassified certain immaterial payroll costs from selling, general and administrative costs to cost of sales.

The Company has reported losses from operations for each of the past five years. Factors that create risk regarding the Company’s ability to realize its assets are:

•	The expiration of the revolving credit facility in September 2006;

•	tightened credit terms from vendors throughout 2005;

•	the loss of any significant customer;

•	the ability to maintain margins; and,

•	the ability to repay the Senior Notes when they come due in January 2007.

The Company has taken the following actions to address these risks:

•	Entered into a binding commitment with its lender to extend the due date of the revolving credit facility to 2009; and

•	received an increase in credit terms from its primary supplier, Motorola.

Additionally, the Company has not experienced any losses of significant customers or declines in its margins and the Company continues to pursue the refinancing of its Senior Notes. Based on these actions, the Company believes it will be able to meet its anticipated cash requirements and realize its assets until at least November 30, 2006.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has agreements with financing companies whereby it may sell an undivided interest on a continuing basis trade receivables from certain of its carrier customers The annual discount rates on the sale agreements are from 3.9% to 10.5%. These sale transactions are without recourse and are accounted for as a sale of receivables following the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” At November 30, 2005 and 2004, the Company had $25.8 million and $24.2 million of accounts receivable which were sold and removed from the consolidated balance sheet.

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

Included in inventory is $4.2 million and $0.4 million at November 30, 2005 and 2004, respectively, for which title has transferred but the criteria for revenue recognition has not been met.

(e) Property and Equipment

Property and equipment are recorded at cost. Depreciation of equipment is provided over the estimated useful lives of the respective assets, which range from three to twenty years, on a straight-line basis. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

(f) Goodwill

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by SFAS No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. SFAS No. 142 also requires the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization are tested for impairment annually in October or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment. At the time of adopting SFAS No. 142 on December 1, 2002, the Company’s reporting units were Asia Pacific-Greater China Operations, Asia Pacific-South Pacific Operations, North America, Latin America-Mexico, Latin America-excluding Mexico, The Netherlands and Sweden. The Company exited the Asia-Pacific- Greater China Operations in the fourth quarter of 2005, and exited the Asia-Pacific-South Pacific Operations in the third quarter of 2004. The Company sold its operations in The Netherlands and Sweden in 2003. (See Note 10.) If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The Company determines the reporting units’ fair value using discounted cash flows. The amount

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of impairment is measured as the excess of its carrying value over its fair value. The Company completed its transitional impairment testing under the requirements of SFAS No. 142 during the first quarter of 2003 and recorded an impairment charge for its entire goodwill of approximately $17.2 million, which is presented as a cumulative effect of a change in accounting principle, net of tax of $3.8 million.

In 2005, the Company invested in a joint venture in Mexico and preliminarily allocated $3.4 million of the investment to goodwill.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h) Revenue Recognition

Revenue is recognized on product sales when the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. The Company does not generally grant rights of return. In instances where right of return is granted at the time of sale, revenue is not recognized until expiration of the right of return. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company’s retail operations. The agreements contain various provisions for additional commissions (“residual commissions”) based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions when the subscriber activates service less an allowance for estimated deactivations. The Company recognizes residual commissions when received. The Company recognizes service fee revenue when the service is completed and, if applicable, upon shipment of the related product, whichever is later. The Company recognizes revenue for reselling airtime from carriers upon its purchase by consumers.

(i) Vendor Credits and Allowances

The Company recognizes price protection credits; sell-through credits, advertising allowances and volume discounts in the period the agreement was made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes when received. The timing of receiving the written agreements can cause variations in the operating results.

Price protection credits and other incentives are applied against inventory and cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. Sell-through credits are recorded as a reduction in cost of goods sold as the products are sold. Advertising allowances are generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and are recorded as a

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction of the related cost. Allowances in excess of the specific costs incurred, if any, are recorded as a reduction in cost of goods sold or inventory, depending on whether the related inventory is on-hand or has been previously sold.

(j) Foreign Currency and Derivatives

Assets and liabilities of the Company’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders’ equity as the functional currency is the local currency in all locations. Net foreign currency transaction gains (losses) for the years ended November 30, 2005, 2004 and 2003 were $1.7 million, $0.8 million and ($0.7) million, respectively. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment, by denominating transactions in US dollars, by borrowing in local currency and by entering into non-deliverable foreign currency forward contracts.

As of November 30, 2005, the Company had forward purchase contracts relating to USD $0.6 million of its receivables in its Chile operations, which were denominated in Chilean Pesos.

(k) Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to stock options, warrants, and convertible instruments. Because of the loss from continuing operations in each year, no potentially issuable common shares were included in the diluted per share computation.

Outstanding options to purchase 1.4 million, 1.0 million and 1.0 million shares of common stock at November 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. A valuation allowance is provided when the realization of the deferred tax asset is not likely.

(m) Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations,

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in accounting for grants to employees and non-employee directors under its fixed stock option plans. Compensation expense is recorded for grants of options only if the current market price of the underlying stock exceeds the exercise price on the date of grant.

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for the Company beginning in the quarter ending February 28, 2006. The Company expects to use the modified prospective transition method when adopting SFAS 123R. The Company expects expense of approximately $0.1 million for the year ended November 30, 2006 related to the adoption of SFAS 123R based on the options outstanding at November 30, 2005. The Company expects to issue primarily restricted stock in future periods. The market value of the restricted stock at the date of issuance is recognized as expense ratably over the vesting period.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net loss would have been the pro forma amounts below for the years ended November 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Net loss, as reported	$(24,583)	(118,117)	(38,894)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(189)	(578)	(758)

Pro forma net loss	$(24,772)	(118,695)	(39,652)

Net loss per common share:
Basic and diluted—as reported	$(1.20)	(5.80)	(1.91)
Basic and diluted—pro forma	(1.21)	(5.83)	(1.95)

(n) Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of 90 days or less to be cash equivalents.

Included in cash at November 30, 2005 and 2004, respectively, is $7.4 million and $1.3 million in foreign bank accounts. The Company paid approximately $8.5 million, $7.9 million and $8.0 million of interest for the years ended November 30, 2005, 2004 and 2003, respectively. The Company paid approximately $0.8 million, $3.1 million and $8.6 million of income taxes for the years ended November 30, 2005, 2004 and 2003, respectively.

At November 30, 2005, 2004 and 2003, the Company had, included in cash and accounts payable, $5.0 million, $9.5 million and $2.3 million, respectively, of outstanding checks that have not yet been presented to the bank.

(2) Related Party Transactions

(a) Transactions with Motorola

Motorola purchased 0.4 million shares of the Company’s common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $485.8 million,

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$386.3 million and $412.6 million for the years ended November 30, 2005, 2004 and 2003, respectively. Included in accounts payable at November 30, 2005 and 2004 was approximately $42.8 million and $58.1 million, respectively, due to Motorola for purchases of inventory.

(b) Employment Agreement

In July 2002, the Company entered into a new employment agreement with A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia, in anticipation of the expiration of the existing employment agreement in January 2003. In connection with the execution of his employment agreement, Mr. Horng received a signing bonus of $1.5 million.

On September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. Horng, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the present value of the subordinated promissory note to be $3.0 million. In connection with the sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement.

(c) Consulting Agreement

In July 2001, the Company entered into a Consulting Agreement with Alan H. Goldfield, former Chairman and Chief Executive Officer, pursuant to which the Company engaged Mr. Goldfield to perform such services for the Company as are mutually agreeable to Mr. Goldfield and the Chief Executive Officer of the Company. The Company agreed to pay Mr. Goldfield 5% of net earnings from certain new business conducted in the Company’s Asia-Pacific operations. No payments have been made to date pursuant to the Consulting Agreement. On May 6, 2005, the Company received notice from Mr. Goldfield of his intent to terminate the Consulting Agreement within 30 days pursuant to the terms of the Consulting Agreement. The Consulting Agreement has now been terminated.

Also in July 2001, the Company entered into a Separation Agreement and Release with Mr. Goldfield pursuant to which the Company may engage Mr. Goldfield to provide information or assistance in connection with all matters relating to or arising out of his former employment with the Company or pertaining to the general business operations of the Company. In return for this information and assistance, the Company pays Mr. Goldfield his pre-approved, reasonable, actual, out-of-pocket expenses plus the greater of $1,500 per day or the highest per day amount then being paid to members of the Board for services other than services provided as a member of the Board. For fiscal year 2003, the Company paid Mr. Goldfield $56,000 in connection with services provided pursuant to the Separation Agreement and Release. No payments were made to Mr. Goldfield for services pursuant to this agreement in fiscal 2005 and 2004. Until July 5, 2006, the Company must provide Mr. Goldfield with certain life insurance and disability insurance and the Company must provide Mr. Goldfield and his spouse with certain medical insurance throughout their lifetime. For the fiscal years ended November 30, 2005, 2004, and 2003, the Company paid premiums on Mr. Goldfield’s behalf in the amounts of $65,000, $96,000 and $99,000, respectively. Such premium payments included amounts related to term life insurance and disability insurance for Mr. Goldfield, and medical and dental insurance premiums for Mr. Goldfield and his wife. Mr. Goldfield is required to reimburse the Company for a portion of the medical and dental insurance premiums pursuant to the Separation Agreement and Release.

(3) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and note payable as of November 30, 2005 and 2004 approximate fair value due to the short maturity of these instruments, as well as the variable rate on the

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

note payable. The market value of the Company’s 12% Senior Subordinated Notes, $12.4 million, is the same as carrying value and is based on the Company’s estimate of interest rates available for similar instruments.

(4) Property and Equipment

Property and equipment consisted of the following at November 30, 2005 and 2004 (in thousands):

	2005	2004
Land and buildings (useful life of buildings—20 years)	$110	103
Furniture, fixtures and equipment (useful life—3 to 5 years)	26,060	25,452
Leasehold improvements (useful life—shorter of term of lease or life of improvement)	2,828	2,996

	28,998	28,551
Less accumulated depreciation and amortization	(25,309)	(22,837)

	$3,689	5,714

Assets held for sale—building	$1,516	1,592

In the fourth quarter of 2005, the Company decided to sell its corporate headquarters building. The Company completed the sale of the building in February 2006 for net sale proceeds of $1.7 million.

(5) Debt

Debt related to continuing operations consisted of the following at November 30, 2005 and 2004 (in thousands):

	2005	2004
Revolving Credit Facility	$30,462	35,777
12% Senior subordinated notes	12,374	12,374

Total debt	$42,836	48,151

At November 30, 2005, the Company had an $85.0 million Facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility was to expire September 2007. On February 12, 2006, the Company and the bank entered into a binding commitment to extend the term of the Facility until September 27, 2009 or the bank will provide a new facility on the same terms and conditions as the existing Facility except that the termination date will be extended for three years. The Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Facility is at the London Interbank Offered Rate or at the bank’s prime lending rate, plus an applicable margin. The Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Facility. The Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, additional debt, mergers and acquisitions and disposition of assets. As of November 30, 2005, the

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company had borrowed $30.5 million, at an interest rate of 7.50%, a decrease of $5.3 million from $35.8 million at November 30, 2004. The Company had additional borrowing availability, under the Facility, of $18.2 million at November 30, 2005.

From February 2004 to February 2006, the Company amended the Facility and obtained waivers that modified financial covenants, increased borrowing availability under the Facility, extended the maturity date until November 2006, and granted extensions for the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005, and the Company’s failure to cause its independent public accountants to deliver a letter to the trustee pursuant to the Company’s indenture for its Senior Notes by their respective due dates. The Company would not have been in compliance with certain covenants without the waivers or modifications. In addition, the Company obtained the consent of the lender to exit the Company’s Greater China Operations. The Company used the proceeds to reduce the borrowings under the Facility.

At February 8, 2006, the Company had borrowed $32.9 million at an interest rate of 8.0% and had additional borrowing availability of $11.5 million under the Facility.

At November 30, 2005 and 2004, the Company had $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. At November 30, 2005 and 2004, the Company had $2.1 million and $3.6 million, respectively, of interest accrued for future interest payments. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments had been accrued. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company’s failure to (a) file its Form 10-K for the year ended November 30, 2004, with the Securities and Exchange Commission by its extended filing deadline, (b) cause its independent accountants to deliver a letter to the trustee pursuant to the Company’s indenture for the Senior Notes, confirming that their audit examination included a review of the terms of the Indenture and stating whether any default or event of default had come to their attention, and (c) file its Forms 10-Q for the quarters ended February 28, 2005, and May 31, 2005, with the Securities and Exchange Commission by their respective filing deadlines each resulted in a default under the indenture. Each default would have required notice by either the trustee or a majority of the bondholders to the Company before it could have become an event of default. The Company would have 60 days from receipt of the notice to cure the default and, if not cured, the bondholders could have accelerated payment of the Senior Notes. The Company received no such notice from either the trustee or a majority of the bondholders. The Company has cured the default relating to filing the Form 10-K, Forms 10-Q and the letter to the trustee. At November 30, 2004, the Company was in the process of obtaining waivers or modifications for the expected noncompliance in future periods with financial covenants under the Company’s Facility. If the Company was not in compliance, the lender could have declared the Company in default and accelerated the Facility, which would have resulted in an event of default under the trust indenture for the Senior Notes. Accordingly, at November 30, 2004, the Company classified the Senior Notes as a current liability. As the Company has now obtained the waivers for noncompliance with certain covenants contained in the Facility and the lender has modified future covenants so that the Company expects to be in compliance in future periods, the Company has classified the Senior Notes as a long-term liability at November 30, 2005.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Income Taxes

The Company’s loss from continuing operations before income taxes was comprised of the following for the years ended November 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
United States	$(4,261)	(8,989)	(3,311)
International	(2,166)	(4,809)	(8,225)

Total	$(6,427)	(13,798)	(11,536)

Provision (benefit) for income taxes for the years ended November 30, 2005, 2004 and 2003 consisted of the following (in thousands):

	Current	Deferred	Total
Year ended November 30, 2005
United States:
Federal	$—	—	—
State	167	—	167
International	678	—	678

Total	$845	—	845

Year ended November 30, 2004
United States:
Federal	$—	7,490	7,490
State	190	—	190
International	(1,080)	16,581	15,501

Total	$(890)	24,071	23,181

Year ended November 30, 2003
United States:
Federal	$—	(4,830)	(4,830)
State	160	—	160
International	5,734	(6,301)	(567)

Total	$5,894	(11,131)	(5,237)

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Expected tax expense (benefit)	$(2,249)	(4,829)	(4,038)
International and U.S. tax effects attributable to international operations	(10,400)	(536)	1,717
State income taxes, net of federal benefits	109	123	108
Non-deductible goodwill and other	(102)	50	245
Change in valuation allowance	13,453	28,500	(1,309)
Tax basis in foreign subsidiary	—	—	(2,900)
Dispositions	—	951	1,388
Other, net	34	(1,078)	(448)

Actual tax (benefit) expense	$845	23,181	(5,237)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2005 and 2004 is presented below (in thousands):

	2005	2004
Deferred income tax assets:
United States:
Accounts receivable	$14,078	14,293
Inventory adjustments for tax purposes	1,353	2,921
Net operating loss carryforwards	29,669	27,550
Foreign tax credit carryforwards	607	607
Capital losses	3,160	3,160
Debt issuance cost	78	147
Prepaid bond interest	588	1,110
Goodwill	3,825	3,825
Other, net	4,708	3,968
International:
Other, net	1,475	989

	59,541	58,570
Valuation allowance	(52,094)	(38,641)

	$7,447	19,929

Deferred income tax liabilities:
United States unremitted foreign earnings	$—	12,482

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2005, the Company has deferred income tax assets, net of valuation allowances, of $7.4 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance for deferred income tax assets as of November 30, 2005 and 2004 was $52.1 million and $38.6 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2005 and 2004 was an increase of $13.5 million and $28.5 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $21.4 million in pre-tax income over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years considered for these projections change. At November 30, 2005, the Company had U.S. Federal net operating loss carryforwards of approximately $84.8 million, which will begin to expire in 2020 and foreign net operating loss carryforwards of approximately $2.2 million which will begin to expire in 2012.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code as a result of its bond exchange in 2002. Accordingly, the Company may have limitations on the yearly utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

Because many types of transactions are susceptible to varying interpretations under foreign and domestic income tax laws and regulations, the amounts recorded in the accompanying consolidated financial statements may be subject to change on final determination by the respective taxing authorities. Management believes it has made an adequate tax provision.

(7) Leases

The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to five years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $2.3 million, $2.6 million and $2.1 million for the years ended November 30, 2005, 2004 and 2003, respectively. Future minimum lease payments under operating leases as of November 30, 2005 are as follows (in thousands):

Year Ending November 30,	Amount
2006	$2,346
2007	1,705
2008	805
2009	208
2010	44
Thereafter	—

(8) Joint Venture

In April 2005, in order to increase its activation business and further strengthen its relationship with Radio Movil Dipsa S.A. de C.V. (“Telcel”), the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note that was paid in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel, the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The financial condition and results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements. Pro forma financial information has not been presented as the results were not material to the Company’s financial statements. For the year ended November 30, 2005, the loss of $0.8 million incurred by CII was not fully allocated to the minority interest. The Company does not reflect the deficit for the minority interest because the minority owners are not contractually obligated to fund losses incurred beyond their equity. The unrecognized minority interest in deficit of CII as of November 30, 2005 was $0.4 million. As a result, the Company has no minority interest recorded at November 30, 2005. The individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII calculated based on Mexico accounting principles generally accepted and such payments will increase the amount of the purchase price attributable to intangible assets. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company has initially attributed $3.4 million to goodwill and $0.6 million to the customer relationship. The customer relationship is included in other assets at November 30, 2005, and is being amortized

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over 7 years. The allocation of the purchase price is preliminary and subject to further analysis. Any modification will result in a reallocation of the amounts within intangible assets which could result in an increase or decrease in the amount subject to amortization and the amortization period. The expected amortization of the customer relationship based on the initial allocation is as follows (in thousands):

Year Ending November 30,	Amount
2005	$45
2006	87
2007	87
2008	87
2009	87
Thereafter	215

(9) Divestiture of Colombia Operations

In 2003 the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations. As a result, the Company recorded a $4.0 million net asset impairment charge. The impairment charge included $3.8 million for accumulated foreign currency translation adjustments and $0.2 million for property and equipment. On May 26, 2004, the Company completed the divestiture of its Colombia operations to a group that included local management and recorded a pre-tax loss of $0.1 million. The Company obtained two promissory notes totaling $1.7 million and retained a 19% ownership interest. A tax refund note of $1.0 million is payable to the Company upon the receipt of a tax refund by the Colombia operations from the Colombian government. The other note of $0.7 million is a five year promissory note and is payable to the Company in equal quarterly installments beginning on the third anniversary of the note. This note is fully reserved and will remain reserved pending receipt of payment by the management group. Prior to the completion of the divestiture, the Company repatriated $3.9 million in cash from its Colombian operations. For purposes of the statement of operations, the Company has not classified the Colombia operations as discontinued because of the continuing sale of products to carrier customers in Colombia from the Company’s Miami export operations and the export of products to other customers in South America.

Following is a summary of the operations in Colombia (in thousands):

	2005	2004	2003
Revenues	$—	16,294	45,681
Cost of sales	—	14,982	43,515

Gross profit	—	1,312	2,166
Selling, general and administrative expenses	—	1,178	2,569

Operating income (loss)	$—	134	(403)

(10) Discontinued Operations

For the year ended November 30, 2004, the Company incurred an operating loss of $79.1 million in the Asia-Pacific Region, primarily due to losses in the PRC. This operating loss was primarily a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, and deteriorating relationships with its local distributors (the “Small Bees”). In 2005, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. At the time of the sale, the Company had guaranteed certain payables of these operations. Following the sale, the Company gave notice to the vendors to cancel the guarantees. The guarantees have now been cancelled with the last one terminating on December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion. The Company estimated the present value of the subordinated promissory note to be $3.0 million, which is included in other assets at November 30, 2005. The remaining $3.0 million will be recognized upon payment. The Company recognized a pre-tax loss of $1.4 million on the sale primarily related to expenses associated with the sale.

On August 25, 2005, the Company entered into an agreement with Mrs. L.C. Lin, a Taiwanese individual and former employee of the Taiwan operations, to sell its Taiwan operations for nominal consideration. The Taiwan operations had not been profitable since the fourth quarter of 2002. As a result, the Company recorded a $1.8 million net asset impairment charge in the third quarter ended August 31, 2005. The impairment charge included $1.6 million for property and equipment and $0.2 million for other assets. On November 1, 2005, the Company completed the sale and recognized no gain or loss on the transaction.

In the third quarter of 2004, the Company decided to exit its operations in The Philippines. These operations had not been profitable since the first quarter of 2002 and did not present significant growth opportunities for the Company. The Philippines operations were closed in 2005.

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

In 2003, the Company completed the sale of its Netherlands operations, for $2.1 million in cash, to a group which included local management and recorded an impairment of charge of $0.8 million, none for accumulated foreign currency translation adjustments, to reduce the carrying values of the net assets of its Netherlands operations to the estimated net realizable value. Also, in 2003 the Company sold its Sweden operations to AxCom AB. The purchase price was $10.9 million in cash and the Company recorded a pre-tax gain of $0.8 million net of a charge of $0.3 million for accumulated foreign currency translation adjustments.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Asia-Pacific Region, the Netherlands and Sweden operations. The results of discontinued operations for the Asia-Pacific Region, the Netherlands and Sweden operations for the years ended November 30, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Revenues	$154,027	508,266	983,164
Cost of sales	154,841	551,623	977,768

Gross Profit	(814)	(43,357)	5,396
Selling, general and administrative expenses	14,236	31,026	29,605
Impairment of assets	—	4,766	763

Operating loss	(15,050)	(79,149)	(24,972)

Other income (expense):
Interest expense	(874)	(2,687)	(2,960)
Gain (loss) on sale of assets	(1,369)	(188)	867
Impairment of investments	—	—	(85)
Other, net	(18)	462	659

Total other income (expense)	(2,261)	(2,413)	(1,519)

Loss before income taxes	(17,311)	(81,562)	(26,491)
Benefit for income taxes	—	(424)	(11,049)

Discontinued operations	$(17,311)	(81,138)	(15,442)

November 30, 2004
Current assets	$92,522
Non-current assets	6,421

Total assets	98,943

Current liabilities	76,811
Non-current liabilities	84

Total liabilities	76,895

Net	$22,048

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Valuation and Qualifying Accounts

Following is a summary of valuation and qualifying accounts related to continuing operations for the years ended November 30, (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Charged to activation income	Deductions, net of recoveries	Balance at end of period
Allowance for doubtful accounts
November 30, 2005	$39,481	(520)	—	(648)	38,313
November 30, 2004	44,319	(426)	—	(4,412)	39,481
November 30, 2003	42,481	2,784	125	(1,071)	44,319

Reserve for inventory obsolescence
November 30, 2005	9,290	1,877	—	(7,416)	3,751
November 30, 2004	4,140	9,443	—	(4,293)	9,290
November 30, 2003	5,368	2,636	—	(3,864)	4,140

Customer rebates
November 30, 2005	1,246	2,172	—	(1,973)	1,445
November 30, 2004	880	3,144	—	(2,778)	1,246
November 30, 2003	—	3,818	—	(2,938)	880

(12) Segment and Related Information

The Company’s continuing operations purchased its products from more than 20 suppliers in fiscal 2005. For the year ended November 30, 2005, Motorola accounted for approximately 52% of the Company’s product purchases. For the years ended November 30, 2004 and 2003, Motorola (50% and 49%) and Kyocera (22% and 19%) accounted for 72% and 68% of the Company’s product purchases.

The Company operates predominantly within one industry, the sale of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: North America, which consists of the United States, Latin America, which includes Mexico, Chile and the Company’s Miami, Florida operations (“Miami”). Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes headquarters operations, income and expenses and allocations to other reportable segments are not significant. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant. Segment information for continuing operations for the years ended November 30, 2005, 2004 and 2003 follows (in thousands):

	Latin America	North America	Europe	Corporate	Total
November 30, 2005
Revenue from external customers	$524,753	462,581	—	—	987,334
Operating income (loss)	8,693	5,489	—	(15,086)	(904)
Income (loss) from continuing operations before interest & income taxes	8,170	3,079	—	(12,044)	(795)
Total assets	116,123	83,318	646	13,772	213,859
Depreciation and amortization	736	1,849	—	1,604	4,189
Capital expenditures	344	437	—	166	947

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Latin America	North America	Europe	Corporate	Total
November 30, 2004
Revenue from external customers	382,074	439,407	—	—	821,481
Operating income (loss)	7,575	1,512	475	(19,560)	(9,998)
Income (loss) from continuing operations before interest & income taxes	6,661	(2,534)	475	(14,628)	(10,026)
Total assets—Continuing operations	141,684	87,208	668	24,733	254,293
Depreciation and amortization	1,298	1,675	—	1,341	4,314
Capital expenditures	624	3,983	—	381	4,988

November 30, 2003
Revenue from external customers	366,678	529,204	—	—	895,882
Severance and exit charges	—	—	(710)	—	(710)
Impairment of assets	3,966	—	—	—	3,966
Operating income (loss)	(5,005)	13,345	585	(18,266)	(9,341)
Income (loss) from continuing operations before interest & income taxes	(5,154)	9,965	585	(14,054)	(8,658)
Total assets—Continuing operations	103,931	106,714	4,110	55,588	270,343
Depreciation and amortization	1,367	1,029	—	1,376	3,772
Capital expenditures	921	622	—	365	1,908

A reconciliation from the segment information to the loss before income taxes included in the consolidated statements of operations for the years ended November 30, 2005, 2004, and 2003 follows (in thousands):

	2005	2004	2003
Loss from continuing operations before interest and income taxes per above schedule	$(795)	(10,026)	(8,658)
Interest expense per the consolidated statements of operations	(3,794)	(3,441)	(2,615)
Loss on sale of accounts receivable per the consolidated statements of operations	(2,413)	(376)	(330)
Interest income included in other, net in the consolidated statements of operations	575	45	67

Loss before income taxes and cumulative effect of a change in accounting principle, net of taxes	$(6,427)	(13,798)	(11,536)

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical information for continuing operations for the years ended November 30, 2005, 2004 and 2003, follows (in thousands):

	2005		2004		2003
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States(1)	$734,979	6,980	599,329	5,787	647,418	5,896
Mexico	234,358	4,829	179,674	771	188,453	1,348
Chile	17,997	606	26,184	935	14,329	870
Colombia	—	—	16,294	—	45,682	35

	$987,334	12,415	821,481	7,493	895,882	8,149

(1)	For purposes of the geographical information above, the Company’s Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

A customer in the North American Region accounted for 11.3% and 11.7% of consolidated revenues for the years ended November 30, 2004 and 2005, respectively. The same customer accounted for 11.7%, 21.2% and 24.9% of the Region’s revenues for the years ended November 30, 2003, 2004 and 2005, respectively. Another customer accounted for 20.3% of the Region’s revenues and 12% of consolidated revenues for the year ended November 30, 2003. A third customer accounted for 10.5% and 17.5% of the Region’s revenues for the years ended November 30, 2004 and 2005, respectively. A customer in the Latin American Region accounted for 10.6%, 14.9% and 15.1% of consolidated revenues for the years ended November 30, 2003, 2004 and 2005, respectively. The same customer accounted for 25.8%, 32.1% and 28.5% for the Region’s revenues for the years ended November 30, 2003, 2004 and 2005, respectively. Another customer accounted for 19.1% and 35.9% of consolidated revenues and the Region’s revenues, respectively, for the year ended November 30, 2005.

(13) Stockholders’ Equity

(a) Common Stock Options

As of November 30, 2005, the Company had stock option plans covering 1.1 million shares of its common stock. Currently, stock options are only granted pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”). Options under the Plan generally expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options generally have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. From time to time, the Company has granted options that contain provisions that accelerate the vesting periods if certain events occur. The exercise price is equal to the fair market value of the common stock on the date of grant.

The Company’s non-employee directors may also receive grants under the Plan. In March 2004, the Company’s 1994 Amended and Restated Director Non-Qualified Stock Option Plan (“Directors’ Option Plan”) expired. The Directors’ Option Plan provided that each non-employee director of the Company as of the date the Directors’ Option Plan was adopted and each person who thereafter became a non-employee director would automatically be granted an option to purchase 1,500 shares of common stock (the “Initial Option”). The exercise price was equal to the fair market value of the common stock on the date of grant. Each option granted under the Directors’ Option Plan became exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also received an annual grant of an option to purchase 1,000 shares of Company common stock under the Company’s 1993 Long-Term Incentive Plan, which terminated on December 3, 2003. In connection with restricted stock grants in November 2005, the Board agreed to discontinue

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the automatic grant to outside directors and determined to make restricted stock grants pursuant to the 2003 Plan to outside directors that will be handled simultaneously with grants for employees. The amount of such grants will be determined by the Board at the time of grant. In addition, the Board determined to discontinue the Initial Option.

Most options vest over a four year period and have an exercise price equal to the fair market value of the Company’s common stock as of market close on the date of grant. The per share weighted-average fair value of stock options granted during the years ended November 30, 2005, 2004 and 2003, were $3.03, $5.63 and $3.38, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	0.00%	0.00	0.00
Volatility	93.00	86.00	88.00
Risk-free interest rate	3.94	3.10	2.70
Expected term of options (in years)	3.40	3.40	3.40

Stock option activity during the years ended November 30, 2005, 2004 and 2003, is as follows:

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Prices
Granted	6,500	4.604	143,500	8.783	387,800	5.746
Exercised	—	—	11,262	7.289	1,877	7.956
Forfeited	1,154,157	20.586	164,291	17.951	95,173	19.405
Outstanding, end of year	638,698	17.058	1,786,354	19.383	1,818,408	20.007
Exercisable, end of year	440,547	21.827	1,193,844	26.177	944,639	31.303
Reserved for future grants Under the Plan	475,475

For options outstanding and exercisable as of November 30, 2005, the exercise prices and remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in years)	Average Exercise Prices	Number Exercisable	Average Exercise Prices
$ 3.3000 – 4.9100	138,650	6.41	$4.4510	96,650	$4.4642
$ 5.4500	236,300	7.14	$5.4500	118,150	$5.4500
$ 5.8000 – 49.3750	196,423	4.95	$25.1302	158,422	$28.3192
$ 51.5650 – 80.0000	67,325	2.23	$60.2157	67,325	$60.2157

	638,698	5.79	$17.0584	440,547	$21.8269

(b) Restricted Stock and Stock Appreciation Rights

On May 2, 2005, Mr. Kaiser, the Company’s Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the Plan and a related award agreement. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The stock appreciation rights would have become 100% vested if any of the following had occurred on or before 5 p.m. on December 31, 2005: (i) Mr. Kaiser’s death; (ii) the termination of Mr. Kaiser’s employment as a result of disability; (iii) the termination of

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mr. Kaiser’s employment without cause; or (iv) a change in control. As none of the specified events occurred prior to December 31, 2005, the stock appreciation rights were forfeited. If any of these events occur going forward the restricted stock will become 100% vested. The total value of the award, $0.3 million, will be expensed over the vesting period.

On November 15, 2005, executive officers, directors and certain employees of the Company received a total of 318,000 shares of restricted stock pursuant to the Plan. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $0.4 million, will be expensed over the vesting period.

The amortization of the stock awards is as follows (in thousands):

Amortization Expense
2005	$69
2006	240
2007	240
2008	170

$719

(c) Stockholder Rights Plan

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

(14) Commitments and Contingencies

(a) Legal Proceedings

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

(b) Retirement Plans

The Company established a savings plan for employees in 1994. Employees are eligible to participate upon completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made contributions of approximately $0.3 million to the plan for each of the years ended November 30, 2005, 2004 and 2003.

CELLSTAR CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$227,043	261,465	277,863	220,963
Gross profit	9,906	13,388	12,980	13,729
Loss from continuing operations	(3,444)	(1,758)	(1,962)	(108)
Discontinued operations(a)	(939)	(7,630)	(5,611)	(3,131)
Net loss	(4,383)	(9,388)	(7,573)	(3,239)
Net loss per share:
Basic and diluted:	(0.22)	(0.46)	(0.37)	(0.16)
2004
Revenues	$201,414	185,060	201,163	233,844
Gross profit	13,275	12,429	12,705	10,188
Loss from continuing operations	(1,991)	(1,514)	(1,228)	(32,246)
Discontinued operations(a)	(16,654)	(18,138)	(12,922)	(33,424)
Net loss	(18,645)	(19,652)	(14,150)	(65,670)
Net loss per share:
Basic and diluted:	(0.92)	(0.96)	(0.69)	(3.22)

(a)	In 2005, the Company exited the Asia-Pacific Region. The Company has reclassified the results of the Asia-Pacific Region for all periods presented.

S-1