Form 10-K/A
period 2005-11-30
CELLSTAR CORP
filed 2006-03-30
CIK 913590

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

INDEX TO FORM 10-K

CellStar Corporation (the “Company” or “CellStar”) hereby amends and restates in its entirety each of the following items of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2006.

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K filed on February 14, 2006, does not reflect any events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors (the “Board of Directors” or the “Board”) consists of five directors. Each director has been elected to serve for a specified term or until his successor has been elected or qualified. Terry Parker resigned as a director and Executive Chairman effective April 30, 2005, and John Kamm resigned as a director effective May 24, 2005. The names of the current directors, along with their ages as of March 30, 2006, are as follows:

Name	Age	Current Position
Robert A. Kaiser	52	Chairman and Chief Executive Officer
Dale V. Kesler	67	Director
Jere W. Thompson	74	Director
John L. (“J.L.”) Jackson	74	Director
Dr. Da Hsuan Feng	60	Director

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

Jere W. Thompson has served as a director of the Company since October 1999. Mr. Thompson served as President and Chief Executive Officer of The Southland Corporation from 1986 to 1991. Mr. Thompson joined Southland in 1954 and was made Vice President of store operations in 1962. He became Southland’s President in 1973 and was elected to Southland’s Board of Directors in 1961. Mr. Thompson was engaged in private business consulting from 1991 to 1996 when he became the President of The Williamsburg Corporation. Mr. Thompson serves on the Board of Directors and is the former Chairman of The National Center for Policy Analysis. He is also a member of the Board of Visitors of UT Southwestern University Hospitals, and a member and former Chairman of The Development Board and the College and Graduate School of Business Foundation Advisory Council for The University of Texas at Austin. Mr. Thompson currently serves as Chairman of the Nominating Committee of the Board of Directors and also serves on the Audit and Compensation Committees of the Board of Directors.

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

Dr. Da Hsuan Feng was elected by the Board of Directors to serve as a Class II director of the Company in January of 2005, filling the vacancy created by the death of long-time Board member James L. (“Rocky”) Johnson. Dr. Feng currently serves as Vice President for Research and Graduate Education and Professor of Physics at the University of Texas at Dallas. Prior to joining UTD in December 2000, Dr. Feng held numerous positions in the Physics

Department of Philadelphia’s Drexel University from 1976 to 2000, rising from assistant professor to holding the prestigious M. Russell Wehr Chair. While at Drexel, Dr. Feng took a leave of absence and served as a Vice President at Science Applications International Corporation, where he managed the HUBS program promoting the use of state-of-the-art information and communication technology to improve information transfer within hospitals, universities, businesses and schools within Pennsylvania, Delaware, New Jersey and Maryland. Dr. Feng currently serves on the Audit, Compensation and Nominating Committees of the Board of Directors.

Audit Committee

The Board of Directors has a standing Audit Committee, which has been charged with certain powers and duties including, among others, authority to (i) recommend to the Board the appointment of the firm selected to be independent certified public accountants for the Company and monitor the performance of such firm; (ii) review and approve the scope of the annual audit and evaluate with the independent certified public accountants the Company’s annual audit and annual consolidated financial statements and the related opinion, and also including the disclosures and conclusions of the independent accountants related to Management’s Report on Internal Control Over Financial Reporting; (iii) review with management the status of internal accounting controls; (iv) review with the internal auditor the status of internal audit procedures and results; (v) evaluate problem areas having a potential financial impact on the Company that may be brought to the Committee’s attention by management, the independent certified public accountants or the Board and (vi) evaluate the public financial reporting documents of the Company. Although the Company is no longer listed on the Nasdaq National Market, the Company follows the corporate governance guidelines provided in the Marketplace rules of the Nasdaq Stock Market. The Audit Committee is required to have and will continue to have at least three members, all of whom must be “independent directors” as defined in Rule 4200(a) (15) of the Marketplace Rules, as may be modified or supplemented. Messrs. Kesler, Thompson, Jackson and Dr. Feng are the current members of the Audit Committee, all of whom have been determined by the Board to meet the independence requirements set forth in Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market. Dr. Feng joined the Audit Committee in January of 2006. The Audit Committee met 22 times during the 2005 fiscal year, including two telephonic meetings.

Mr. Kesler has been designated by the Board of Directors as an audit committee financial expert. Mr. Kesler was formerly managing partner at Arthur Andersen’s Dallas/Ft. Worth office and has served on various boards and audit committees of publicly held companies; thus the Board believes Mr. Kesler has the requisite understanding and experience to meet such standard. In addition, the Board determined that Mr. Jackson, Mr. Thompson and Dr. Feng are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. No member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiaries of the Company at any time during the past three years. In addition, no member of the Audit Committee accepted any consulting, advisory or other compensatory fee from the Company, other than for service on the Board or its committees, and no member of the Audit Committee was an affiliate of the Company or any of its subsidiaries in fiscal 2005.

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

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with for the Company’s 2005 fiscal year, other than as disclosed in the Company’s previous filings.

Code of Ethics

The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Executive Vice President of Finance, the Chief Financial Officer and the Corporate Controller, as well as the Company’s directors, executive officers and all employees. The Company’s Business Ethics Policy can be found at its Internet website at www.cellstar.com .

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid to each individual acting as the Company’s Chief Executive Officer, or in a similar capacity, during fiscal 2005, and each of the Company’s four other most highly compensated executive officers who were serving as such on November 30, 2005, based on salary and bonus earned during fiscal 2005, and two other individuals for whom disclosure would have been provided but for the fact that each individual was not serving as an executive officer on November 30, 2005 (collectively, the “Named Executive Officers”), for each of the Company’s last three fiscal years.

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus* ($)		Other Annual Compensation ($)	Restricted Stock Awards ($)		Securities Underlying Options/SARs		All Other Compensation ($)
Robert A. Kaiser Chairman and Chief Executive Officer	2005 2004 2003	591,987 450,000 450,000	(1)(2)	262,500 180,000 225,000		— — —	328,078 — —	(3)(4)	142,025 5,000 50,000	(5)	24,632 15,953 25,996	(6) (6) (6)(7)

Terry S. Parker Former Executive Chairman	2005 2004 2003	312,500 687,500 950,000	(8) (9)	— — 380,000		— — —	— — —		— 5,000 50,000		5,640 6,220 15,091	(6) (6) (6)(7)

Elaine Flud Rodriguez Senior Vice President, Secretary and General Counsel	2005 2004 2003	290,481 285,000 285,000	(2)	57,000 100,000 114,000		— — —	30,750 — —	(3)(10)	— 4,000 50,000		15,611 5,735 5,786	(6)(22) (6) (6)

Raymond L. Durham Senior Vice President and Chief (Financial Officer	2005 2004 2003	203,846 191,500 176,800	(2) (12)	50,000 72,000 46,700		— — —	30,750 — —	(3)(11)	— 2,500 20,000		6,977 5,809 5,218	(6)(22) (6) (6)

Tom L. Rhoades(13) Vice President – Corporate Tax	2005 2004 2003	166,796 160,500 155,000	(2)	— 47,600 40,900		— — —	9,840 — —	(3)(14)	— 2,500 20,000		5,706 5,125 5,100	(6) (6) (6)

Juan Martinez Jr. Vice President and Corporate Controller	2005 2004 2003	128,323 116,200 103,750	(2) (16)	29,200 25,100 18,000		— — —	9,840 — —	(3)(15)	— 1,000 2,700		4,140 3,691 3,294	(6) (6) (6)

A.S. Horng Former Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited	2005 2004 2003	528,075 900,000 900,000	(17)	— 75,000 75,000	(19) (19)	— — —	— — —		— — —		903 1,539 1,539	(18) (18) (18)

Lawrence King Former President and Chief Operating Officer of Asia-Pacific Region	2005 2004 2003	339,384 369,254 369,231	(20)	19,782 30,771 30,769	(19) (19) (19)	— — —	— — —		— 2,500 —		26,159 39,511 30,510	(21) (21) (21)

(*)	Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.

(1)	Mr. Kaiser was named as Chairman of the Board on May 2, 2005. In addition, on May 2, 2005, pursuant to an amendment to his employment agreement, his salary was increased to $650,000.
(2)	Includes amounts paid in December 2004 in connection with a one-time Company buyback of up to 80 hours of unused Personal Time Off (PTO) accrued through November 30, 2004, at 50% of the Named Executive Officer’s normal hourly rate.
(3)	The shares of restricted stock vest at 33 1/3% per year over a three-year period, with immediate vesting upon the occurrence of any of the following: (i) the participant’s death; (ii) the participant’s termination of service due to disability; (iii) the participant’s termination of service by the Company without cause; (iv) the participant’s voluntary termination of service after the attainment of age 65, except for Mr. Kaiser’s shares; or (v) a change in control, as such term is defined in the agreement. Dividends will be paid on the shares of restricted stock, to the extent that dividends are declared and paid by the Company.
(4)	The value of Mr. Kaiser’s restricted stock grant at November 30, 2005, was $298,253.
(5)	On May 2, 2005, Mr. Kaiser was granted 142,025 stock appreciation rights in tandem with the grant of the same number of shares of restricted stock. Pursuant to the terms of Mr. Kaiser’s restricted stock award agreement, the stock appreciation rights expired on December 31, 2005.
(6)	Consists of insurance premiums paid by the Company and Company matching contributions to the Named Executive Officer’s 401(k) plan.
(7)	Includes $10,000 in expense reimbursements for legal fees related to estate planning.
(8)	The Company terminated Mr. Parker’s employment effective July 14, 2005.
(9)	Mr. Parker’s annual salary was reduced to $500,000 effective April 30, 2004.
(10)	The value of Ms. Rodriguez’s restricted stock grant at November 30, 2005, was $52,500.
(11)	The value of Mr. Durham’s restricted stock grant at November 30, 2005, was $52,500.
(12)	Mr. Durham was named Senior Vice President and Chief Financial Officer on May 26, 2004. His salary was increased to $200,000.
(13)	Mr. Rhoades resigned from the Company effective December 30, 2005.
(14)	The value of Mr. Rhoades’ restricted stock grant at November 30, 2005, was $16,800.
(15)	The value of Mr. Martinez’s restricted stock grant at November 30, 2005, was $16,800.
(16)	Mr. Martinez was named Vice President and Corporate Controller in June of 2004. His salary was increased to $125,000.
(17)	In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International, and agreed to terminate his employment agreement with CellStar Asia.
(18)	Consists of a Company matching contribution to its Hong Kong retirement plan.
(19)	Reflects a customary thirteenth month payment pursuant to Hong Kong law. Neither Mr. Horng nor Mr. King received any payments pursuant to the Company’s Amended and Restated Annual Incentive Compensation Plan (the “Incentive Plan”) in the years noted.

(20)	The Company terminated Mr. King’s employment effective July 21, 2005.
(21)	Includes insurance premiums paid by the Company and a Company matching contribution to its Hong Kong retirement plan. Also includes housing reimbursements of $24,141, $36,000 and $27,000 in fiscal 2005, 2004 and 2003, respectively.
(22)	Includes expense reimbursements of $7,500 and $1,000 for Ms. Rodriguez and Mr. Durham, respectively, for legal fees related to estate planning.

Option/SAR Grants During 2005 Fiscal Year

The following table provides information related to stock appreciation rights granted to the Named Executive Officers during the fiscal year ended November 30, 2005. There were no options granted to the Named Executive Officers in fiscal 2005.

Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted(#)(1)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for SAR Term(3)
					5%($)	10%($)
Robert A. Kaiser	142,025	97	0	December 31, 2005	338,909	349,570
Terry S. Parker	—	—	—	—	—	—
Elaine Flud Rodriguez	—	—	—	—	—	—
Raymond L. Durham	—	—	—	—	—	—
Tom L. Rhoades	—	—	—	—	—	—
Juan Martinez Jr.	—	—	—	—	—	—
A.S. Horng	—	—	—	—	—	—
Lawrence King	—	—	—	—	—	—

(1)	On May 2, 2005, Mr. Kaiser received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the CellStar Corporation 2003 Long-Term Incentive Plan and a related award agreement. The stock appreciation rights would have become 100% vested only if any of the following occurred on or before 5 p.m. on December 31, 2005: (i) Mr. Kaiser’s death; (ii) the termination of Mr. Kaiser’s employment as a result of disability; (iii) the termination of Mr. Kaiser’s employment without cause; or (iv) a change in control. As none of these events occurred before such time, the stock appreciation rights were forfeited on December 31, 2005.
(2)	The market price on the date of grant was $2.31.
(3)	The realizable value portion of the table illustrates value that might be realized upon exercise of the stock appreciation rights immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the stock appreciation rights. In addition, such value assumes that an event set forth in note (1) above occurred as of the grant date, causing such stock appreciation rights to immediately vest.

Aggregated Option/SAR Exercises During 2005 Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended November 30, 2005, and the number and value of options held on November 30, 2005. None of the Named Executive Officers in the table below exercised any options in fiscal 2005.

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End(#)			Value of Unexercised In-the-Money Options at FY-End($)(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Robert A. Kaiser	—	—	86,250		48,750	0	0
Terry S. Parker	—	—	—		—	—	—
Elaine Flud Rodriguez	—	—	77,972		30,500	0	0
Raymond L. Durham	—	—	25,600		12,525	0	0
Tom L. Rhoades	—	—	19,575	(2)	12,525	0	0
Juan Martinez Jr.	—	—	3,875		2,275	0	0
A.S. Horng	—	—	—		—	—	—
Lawrence King	—	—	—		—	—	—

(1)	The closing price for the Common Stock, as reported by the Nasdaq Stock Market on November 30, 2005, the last trading day of fiscal 2005, was $2.10. None of the options outstanding for the Named Executive Officers had an exercise price of less than $2.10.
(2)	All of Mr. Rhoades’ exercisable stock options were cancelled on January 28, 2006, 30 days after his termination of employment with the Company.

Compensation of Directors

During the fiscal year ended November 30, 2005, each director of the Company who was not an officer or other employee of the Company received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting that he attended. To the extent that any committee meeting was held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) was paid. The Company also paid a per diem fee of $1,500 to each non-employee director for each day such director performed additional services for the Company at the request of the Executive Chairman or Chief Executive Officer. Dr. Feng was paid $1,500 and John Kamm was paid $10,500 in per diem fees for fiscal 2005.

Pursuant to the 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the “Directors’ Plan”), each non-employee director automatically received an option (the “Initial Option”) to purchase 1,500 shares of Common Stock upon becoming a non-employee director. Each Initial Option vests in full six months after the date of grant, and expires ten years following the date of grant. In addition to the Initial Option, each non-employee director received an annual grant pursuant to the CellStar Corporation 1993 Long-Term Incentive Plan (the “1993 Plan”) of an option to purchase 1,000 shares of Common Stock (the “Annual Option”), which option was automatically granted on the date of the first full Board of Directors meeting following the end of each fiscal year. Each Annual Option vests with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan terminated on March 3, 2004, and the 1993 Plan terminated on December 3, 2003. The Company began granting shares of restricted stock to its employees and executive officers in November 2005. In connection with these grants, the Board agreed to discontinue the automatic grants to outside directors and determined that the Company will make an annual grant (a “Formula Grant”) of shares of restricted stock pursuant to the 2003 Plan for each non-employee director automatically on the date of the first full Board meeting following the end of each fiscal year. The number of shares to be granted will be determined by the Board of Directors at the time of the grant based upon the pool of shares then available for grant. The awarded shares will vest at the rate of 33 1/3% per year on each anniversary date of grant and will be subject to such other terms and conditions as may be contained in the form of restricted stock award agreement generally used by the Company at the time of grant. In addition, the Board discontinued the Initial Option. During fiscal 2005, each non-employee director who was then serving as such received an Annual Option to purchase 1,000 shares of Common Stock in December 2004, and a grant of 8,000 shares of restricted stock in November 2005. In addition, in January of 2005, Dr. Feng received an Initial Option to purchase 1,500 shares of Common Stock pursuant to the 2003 Plan.

Directors who are also employees of the Company receive no additional compensation for serving as directors. All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof. There were no other arrangements pursuant to which any director was compensated for any service provided as a director during fiscal 2005, other than as set forth above.

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company currently maintains employment agreements (collectively, the “Employment Agreements” or individually, an “Employment Agreement”) with Mr. Kaiser and Ms. Rodriguez effective May 1, 2004, and January 14, 2004, respectively. In addition, on November 15, 2005, the Company and CellStar, Ltd. (“Employer”) entered into an Employment Agreement with Michael J. Farrell, whereby Mr. Farrell will serve as Executive Vice President of Finance, Treasurer and Chief Administrative Officer. Mr. Kaiser, Mr. Farrell and Ms. Rodriguez are referred to individually as an “Executive” or collectively as “Executives.” The Employment Agreements of Mr. Kaiser, Mr. Farrell and Ms. Rodriguez provide for annual base salaries of $650,000, $250,000 and $285,000, respectively, which may be increased by the Board of Directors. Each of the Employment Agreements also provides that the Executive is eligible to participate in an annual incentive plan approved by the Board of Directors during the term of his or her Employment Agreement. Mr. Durham and Mr. Martinez entered into change of control agreements effective March 30, 2005, which are described below. In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International Corporation/Asia (“CellStar International”), and agreed to terminate his employment agreement with CellStar (Asia) Corporation Limited (“CellStar Asia”)., Mr. Parker’s Employment Agreement was terminated effective July 14, 2005. Mr. King did not have an employment agreement with the Company.

The Company is obligated, during the term of his Employment Agreement, to provide to Mr. Kaiser one or more life insurance policies with a total benefit of $1,500,000. The Company is also obligated, during the terms of their respective Employment Agreements, to provide to Mr. Kaiser, Mr. Farrell and Ms. Rodriguez one or more long-term disability insurance policies with a total annual disability benefit of the lesser of (i) 60% of their respective base salaries after giving effect to all other disability benefits that would be payable to them by CellStar, Employer or government agencies or (ii) such lesser amounts that may be payable under insurance policies that Employer can purchase in accordance with normal insurance underwriting standards. The Company has in place insurance to cover a portion of such expenses. Each of the Executives is eligible to participate in the life, health and disability insurance programs customarily made available to employees of the Company.

Mr. Parker entered into an amended employment agreement effective April 30, 2005, in connection with his resignation as Executive Chairman. Pursuant to his amended agreement, Mr. Parker was named Chairman of the Board of CellStar International. On July 14, 2005, the Company terminated Mr. Parker’s Employment Agreement in connection with the termination of his employment. Mr. Parker’s Employment Agreement had an initial term of two years, unless earlier terminated pursuant to its terms. At the end of the two-year period, the Employment Agreement would have automatically terminated unless Mr. Parker and Employer agreed in writing to extend the term for an additional period. Mr. Parker’s Employment Agreement was subject to earlier termination as follows: (i) by Employer (a) due to the disability of Mr. Parker, (b) for “cause” or (c) “without cause”; or (ii) by Mr. Parker (a) upon a material breach by Employer or the Company of the Employment Agreement (“Company Breach”), (b) “voluntarily,” (defined as termination for any reason other than Company Breach), upon thirty days prior written notice to Employer, or (c) within 24 months of a “change in control,” provided further that his employment was terminated due to Company Breach or based on a “forced relocation” (defined as Mr. Parker being required to be based at any place outside a 25-mile radius of his primary residence), or by Employer “without cause.” The Employment Agreement provided that Mr. Parker would be eligible for certain payments if employment had been terminated by Mr. Parker due to Company Breach, or by Employer without cause or within 24 months of a “change in control.” The Company did not make subsequent payments to Mr. Parker pursuant to the Employment Agreement.

Pursuant to his Employment Agreement, Mr. Horng was an employee of CellStar Asia. Mr. Horng’s Employment Agreement was subject to earlier termination as follows: (i) by CellStar Asia (a) due to the disability of Mr. Horng, (b) for “cause” or (c) “without cause”; or (ii) by Mr. Horng (a) upon a material breach by CellStar Asia or the Company of the Employment Agreement (“Horng Company Breach”), (b) within 12 months of a “change in control” or (c) “without good reason” (defined as termination for any reason other than Horng Company Breach). If Mr. Horng had terminated his employment due to Horng Company Breach or if Mr. Horng was terminated by the

Company “without cause,” he would have been entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the amount of his annual incentive payments for the preceding year, divided by 365, and (ii) the number of days from the date the Board of Directors notified Mr. Horng that it had determined to discontinue the automatic daily extension of his Employment Agreement to the end of the term. In the event of termination of employment after a “change in control,” Mr. Horng would have been entitled to receive an amount equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Code) or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” In connection with the termination of his Employment Agreement, Mr. Horng received only his unpaid base salary and benefits through the last day of employment.

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

Mr. Kaiser’s Employment Agreement was amended effective May 2, 2005, at which time his salary was increased from $450,000 to $650,000, and Mr. Kaiser assumed responsibility for the Company’s operations in the Asia-Pacific Region. In addition, pursuant to his Agreement, Mr. Kaiser was eligible for a target incentive payment of 50% of his base salary for the 2005 fiscal year, and half of the incentive payment for the 2005 fiscal year approved by the Company’s Board of Directors was to be paid if the Company filed with the Securities and Exchange Commission both its Annual Report on Form 10-K for the 2004 fiscal year and its Quarterly Report on Form 10-Q for the first quarter of 2005. For fiscal 2005, Mr. Kaiser received a bonus payment of $262,500. In addition, Mr. Kaiser received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the CellStar Corporation 2003 Long-Term Incentive Plan and a related award agreement, which shall vest in thirds over a three-year period. The stock appreciation rights expired on December 31, 2005.

Mr. Farrell’s Employment Agreement has an initial term of three years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by Employer or Mr. Farrell at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Mr. Farrell’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Mr. Farrell, (b) for “cause” or (c) “without cause”; or (ii) by Mr. Farrell (a) upon a Company Breach, (b) within 24 months of a “change in control,” provided further that his employment is terminated “without cause,” due to Company Breach, or based on a “forced relocation” (defined as Mr. Farrell being required to be based at any place outside a 50-mile radius of the Company’s Carrollton, Texas, headquarters) or (c) “voluntarily” (defined as termination for any reason other than Company Breach). If Mr. Farrell terminates his employment due to Company Breach or if he is terminated by the Company “without cause,” he will be entitled to receive his accrued but unpaid base salary through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the greater of his annual incentive payment for the preceding fiscal year or the average of his annual incentive payments for the preceding three years, divided by 365, and (ii) if the termination occurs during the first year of his Agreement, 365, or if the termination occurs after the first year of his Agreement, the lesser of (x) 730 and (y) the greater of the number of days remaining in the initial three-year term (or, the number of days remaining in the initial three-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial three-year term and no notice of non-renewal has been given) or 365 (the “Farrell Severance Period”). In addition, Mr. Farrell is entitled to a prorated portion of any annual incentive payment earned for the fiscal year in which his employment is terminated, if earned in accordance with the terms of its grant, and to the services of an outplacement consultant at Company expense. In the event of termination of employment of Mr. Farrell within 24 months after a “change in control” as described above, he will be entitled to receive an amount equal to the sum of (i) if such termination occurs during the first year of his Agreement, an amount equal to one time, or (ii) if such termination occurs during the second year of his Agreement or thereafter, and amount equal to two times, the sum of (a) his base salary, and (b) the greater of his annual incentive payment for the preceding year or the average of his annual incentive payments for the preceding three years, or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment,” provided, however, that if the date of termination occurs during the first year of the Agreement, Mr. Farrell shall be deemed to have received an annual incentive payment of an amount not less than 80% of 45% of his base salary for the fiscal year immediately preceding the fiscal year of his termination. Under such circumstances, Mr. Farrell is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by his in enforcing his rights under his Employment Agreement. If Mr. Farrell’s employment is terminated “without cause,” or he resigns due to Company Breach, or he is forced to relocate within 24 months following a “change in control,” Mr. Farrell is further entitled, at Company expense, to health and life insurance coverage for his and, if applicable, his spouse and children, for a period of time equal to, in the case of termination following a “change in control,” either one or two years, depending upon Mr. Farrell’s length of service, or, in all other cases, the lesser of 545 days and the Farrell Severance Period. If Mr. Farrell terminates his employment “voluntarily,” he is entitled only to his unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs. Pursuant to his Employment Agreement, Mr. Farrell received a grant of 35,000 shares of restricted stock of the Company.

Ms. Rodriguez’s Employment Agreement has an initial term of three years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by Employer or Ms. Rodriguez at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Ms. Rodriguez’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Ms. Rodriguez, (b) for “cause” or (c) “without cause”; or (ii) by Ms. Rodriguez (a) upon a Company Breach, (b) within 24 months of a “change in control,” provided further that her employment is terminated “without cause,” due to Company Breach, or based on a “forced relocation” (defined as Ms. Rodriguez being required to be based at any place outside a 50-mile radius of the Company’s Carrollton, Texas, headquarters) or (c) “voluntarily” (defined as termination for any reason other than Company Breach). If Ms. Rodriguez terminates her employment due to Company Breach or if she is terminated by the Company “without cause,” she will be entitled to receive her accrued but unpaid base salary and annual incentive payments through the date of termination plus an amount equal to the product of (i)(a) her base salary plus (b) the greater of her annual incentive payment for the preceding fiscal year or the average of her annual incentive payments for the preceding three years, divided by 365, and (ii) the lesser of (x) 730 and (y) the greater of the number of days remaining in the initial three-year term (or, the number of days remaining in the initial three-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial three-year term and no notice of non-renewal has been given) or 365 (the “Rodriguez Severance Period”). Ms. Rodriguez is also entitled, under such circumstances, to the services of an outplacement consultant at Company expense. In the event of termination of employment of Ms. Rodriguez after a “change in control” as described above, she will be entitled to receive an amount equal to three times the sum of (i) her base salary plus (ii) the greater of her annual incentive payment for the preceding year or the average of her annual incentive payments for the preceding three years, or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” Under such circumstances, Ms. Rodriguez is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by her in enforcing her rights under her Employment Agreement. If the employment of Ms. Rodriguez is terminated “without cause,” due to Company Breach or following a “change in control,” Ms. Rodriguez is further entitled, at Company expense, to health and life insurance coverage for her and, if applicable, her spouse and children, for a period of time equal to, in the case of termination following a “change in control,” three years or, in all other cases, the lesser of 545 days and the Rodriguez Severance Period. If Ms. Rodriguez terminates her employment “voluntarily,” she is entitled only to her unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs.

Under the Employment Agreements, a termination will be deemed to be “without cause” if it is for any reason other than due to the disability of the Executive or for “cause.” Under the Employment Agreements, a termination will generally be considered to be for “cause” if it is due to the Executive’s (i) gross incompetence, or, in Mr. Farrell’s Agreement, failure to perform his duties under the Agreement; (ii) willful misconduct that causes or is likely to cause material economic harm to, or material discredit to the reputation of, the Company or its affiliated entities; (iii) failure to follow the directions of senior management or the Board of Directors or general partner of the Company or the Executive’s employer; (iv) conviction of or entry of a plea of guilty or nolo contendere to a felony involving moral turpitude or the entry of an order by any federal or state regulatory agency prohibiting the Executive from participating in the affairs of the Company; or (v) any other material breach of his or her Employment Agreement. A cure period is allowed under certain circumstances.

For purposes of the Employment Agreements, a “change in control” will be deemed to occur upon the occurrence of any of the following: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; (iii) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (iv) the cessation of control (by virtue of their not constituting a majority of directors) of the Board of Directors by the Continuing Directors or the Incumbent Directors (as defined in the Employment Agreements); (v) with respect to the Employment Agreement of Ms. Rodriguez only, (a) the acquisition of beneficial ownership of 15% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the effective date of such Employment Agreement, (b) the acquisition of beneficial ownership of an additional 5% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the effective date of such Employment Agreement or (c) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including, without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; (vi) with respect to Mr. Kaiser’s Employment Agreement only, (a) the acquisition of beneficial ownership of 50% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the effective date of his Employment Agreement or (b) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; or (vii) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7 of the United States Bankruptcy Code.

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

Separation Agreement and Release. As of July 5, 2001, the Company entered into a Separation Agreement and Release with Alan H. Goldfield, the Company’s former Chief Executive Officer and the holder of greater than five percent of the outstanding Common Stock, under which the Company may engage Mr. Goldfield to provide information or assistance in connection with all matters relating to or arising out of his former employment with the Company or pertaining to the general business operations of the Company. In return for this information and assistance, the Company pays Mr. Goldfield his pre-approved, reasonable, actual, out-of-pocket expenses plus the greater of $1,500 per day or the highest per day amount then being paid to members of the Board for services other than services provided as a member of the Board. Under this Separation Agreement and Release and until July 5, 2006, the Company must also provide Mr. Goldfield with a $5,000,000 term life insurance policy and disability insurance with an annual benefit of $300,000 until age 65. The Company must also provide Mr. Goldfield and his spouse, Shirley M. Goldfield, with reimbursement of medical and dental expenses for the remainder of their respective lives, subject to certain conditions. For fiscal 2005, the Company paid premiums of $63,734 related to term life insurance for Mr. Goldfield. Mr. Goldfield did not elect disability insurance for 2005. In addition, the Company paid medical and dental insurance premiums of $12,307 for Mr. and Mrs. Goldfield, which is net of the amount Mr. Goldfield is required to reimburse the Company pursuant to the Separation Agreement and Release. For fiscal 2005, there were no payments made to Mr. Goldfield in connection with services provided pursuant to his Separation Agreement and Release.

Compensation Committee Interlocks and Insider Participation

In fiscal 2005, the Compensation Committee of the Board of Directors consisted of J.L. Jackson, Chairman, Jere W. Thompson and Dale Kesler. Dr. Feng joined the Compensation Committee in January of 2006. No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served on the compensation committee, or as a director, of another entity, one of whose executive officers served on the Company’s Compensation Committee or on its Board of Directors in fiscal 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 17, 2006, by each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Alan H. Goldfield 1851 Turbeville Road Denton, Texas 76205	1,988,195	(2)	9.3

Michael A. Roth and Brian J. Stark c/o Stark Investments 3600 South Lake Drive St. Francis, Wisconsin 53235	3,267,254	(3)	15.4

Timothy S. Durham 111 Monument Circle, Suite 4800 Indianapolis, Indiana 46204-2415	1,741,405	(4)	8.2

Strong Capital Management, Inc. 100 Heritage Reserve Menomonee Falls, Wisconsin 53051	1,114,053	(5)	5.2

*	Less than 1%.
(1)	Based on 21,240,329 shares outstanding as of March 17, 2006.
(2)	Consists of 1,928,195 shares held in various entities controlled by Mr. Goldfield and his wife, based on a Form 4 filed with the SEC on March 15, 2006, and 60,000 shares subject to options granted under the 1993 Plan, which options are exercisable within 60 days.
(3)	Based on a Form 4 filed with the SEC on March 10, 2006, by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13d-1(k) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Roth and Mr. Stark reported shared voting and dispositive power with respect to all shares owned in an amended Schedule 13G filed on February 14, 2005.
(4)	Based on a Schedule 13D filed with the SEC on March 3, 2006, by Timothy S. Durham, Patrick J. O’Donnell, Henri B. Najem, Jr., Anthony P. Schlichte, David Tornek, Neil E. Lucas, Terry G. Whitesell, and Jonathan B. Swain, filing as joint filers pursuant to Rule 13d-1(k) under the Exchange Act. Each individual owner reported sole voting and dispositive power with respect to his individual shares.
(5)	Based on a Schedule 13G filed with the SEC on February 11, 2005, by Strong Capital Management Inc.

Security Ownership of Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 17, 2006, by (i) the Named Executive Officers; (ii) each current director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Robert A. Kaiser	414,105	(2)	1.9
Terry S. Parker	0	(3)	*
Elaine Flud Rodriguez	127,892	(4)	*
Raymond L. Durham	71,875	(5)	*
Tom Rhoades	0	(6)	*
Juan Martinez Jr.	19,475	(7)	*
A.S. Horng	474,000	(8)	2.2
Lawrence King	0	(9)	*
Dale V. Kesler	40,450	(10)	*
John L. (“J.L.”) Jackson	42,250	(11)	*
Jere W. Thompson	40,740	(12)	*
Da Hsuan Feng	14,000	(13)	*
Current Directors and Executive Officers as a Group	1,311,787	(14)	6.2

*	Less than 1%.
(1)	Based on 21,240,329 shares outstanding as of March 17, 2006.
(2)	Consists of 2,080 shares of Common Stock held in a partnership controlled by Mr. Kaiser and his wife, 292,025 shares of restricted Common Stock, 117,500 shares subject to options granted under the 1993 Plan and 2,500 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.
(3)	Mr. Parker’s employment was terminated July 14, 2005. All of Mr. Parker’s options were cancelled in connection with the termination of his employment on July 14, 2005.
(4)	Consists of 1,120 shares of Common Stock, 40,000 shares of restricted Common Stock, 84,772 shares subject to options granted under the 1993 Plan and 2,000 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.
(5)	Consists of 40,000 shares of restricted Common Stock, 30,625 shares subject to options granted under the 1993 Plan and 1,250 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.
(6)	All of Mr. Rhoades’ restricted stock and options were cancelled in connection with his resignation on December 29, 2005.
(7)	Consists of 15,000 shares of restricted Common Stock, 3,975 shares subject to options granted under the 1993 Plan and 500 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.
(8)	Consists of 474,000 shares of Common Stock. In connection with the CellStar Asia Sale, Mr. Horng resigned as an executive officer of the Company and a director of CellStar International, and agreed to terminate his employment agreement with CellStar Asia effective as of the close of the CellStar Asia Sale. All of Mr. Horng’s options were cancelled in connection with the termination of his employment agreement on September 2, 2005.
(9)	Mr. King’s employment was terminated effective July 21, 2005. All of Mr. King’s options were cancelled in connection with the termination of his employment on July 21, 2005.
(10)	Consists of 200 shares of Common Stock held jointly with Mr. Kesler’s wife, 12,500 shares of restricted Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, 25,500 shares subject to options granted under the 1993 Plan and 750 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.
(11)	Consists of 2,000 shares of Common Stock, 12,500 shares of restricted Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, 25,500 shares subject to options granted under the 1993 Plan and 750 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(12)	Consists of 490 shares of Common Stock, 12,500 shares of restricted Common Stock, 1,500 shares subject to options granted under the Directors’ Plan 25,500 shares subject to options granted under the 1993 Plan and 750 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.
(13)	Consists of 12,500 shares of restricted Common Stock and 1,500 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.
(14)	Includes shares subject to options and shares of Common Stock held by directors and Named Executive Officers more fully described in footnotes 2 through 13 above, and 67,000 shares of restricted Common Stock granted to an executive officer not named in the table.

Equity Compensation Plan Information

The Company’s equity compensation plan information is provided in Part II of this Form 10-K, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

CellStar Asia Sale

On September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar Asia and effectively the head of the Company’s Asia-Pacific Region, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. In connection with the CellStar Asia Sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. The Company will also retain certain claims against vendors. At the time of the sale the Company had guaranteed certain payables of these operations. Following the sale, the Company gave notice to the vendors to cancel the guarantees. The guarantees have now been cancelled, with the last one terminating on December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion.

Consulting Agreement with Michael J. Farrell

Prior to Mr. Farrell’s appointment as Executive Vice President of Finance, Treasurer and Chief Administrative Officer, he served Employer as a consultant. Pursuant to his consulting agreement, during fiscal 2005, Employer paid Mr. Farrell $106,736 for consulting services related to the Company’s China operations.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees paid or payable to Grant Thornton LLP for services rendered for the fiscal years ended November 30, 2005 and November 30, 2004 (in thousands).

	2005	2004
Audit Fees(1)	2,600,263	$3,626,182
Audit-Related Fees(2)	1,137,922	872,246
Tax Fees(3)	59,258	80,205
All Other Fees(4)	—	20,000

TOTAL	3,797,443	$4,598,633

(1)	“Audit Fees” includes fees and expenses billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings. For fiscal 2005 and 2004, respectively, the amount includes approximately $1.6 million and $1.9 million related to the financial statement audit and $1.0 million and $1.7 million related to compliance with Section 404 of Sarbanes-Oxley.

(2)	“Audit-Related Fees” includes fees billed for services that are related to the performance of the audit or review of the Company’s financial statements (which are not reported above under the caption “Audit Fees”). For fiscal 2005, the amount includes approximately $1.1 million for the restatement of the Company’s financial statements related to issues identified in the Asia-Pacific Region and the filing of the fiscal 2004 Form 10-K. In fiscal 2004, the amount includes approximately $0.8 million related to the proposed CellStar Asia Transaction.
(3)	“Tax Fees” for fiscal 2005 include fees for statutory tax reporting in Mexico. In fiscal 2004, the amount includes fees for tax-related consultation in the U.S., tax return preparation fees in Taiwan, and statutory tax reporting in Mexico.
(4)	“All Other Fees” in fiscal 2004 include fees billed for audits in connection with the sale of the Singapore operations and the closure of The Philippines, and for investigation services in Colombia.

The Audit Committee has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining the principal accountant’s independence, and has determined that it is. The Audit Committee has sole authority to engage and determine the compensation of the Company’s independent auditor. Pre-approval by the Audit Committee is required for any engagement of Grant Thornton, subject to certain de minimis exceptions. Annually, the Audit Committee pre-approves services to be provided by Grant Thornton. The Audit Committee also considers the engagement of Grant Thornton to provide other services during the year. In addition to conducting the Company’s 2005 audit, the Audit Committee pre-approved Grant Thornton to provide services to the Company in connection with the following types of non-audit matters: statutory tax filings in foreign jurisdictions, statutory financial statement audits in foreign jurisdictions, and ad hoc tax advice.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2) Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(3) Exhibits

An index identifying the exhibits to be filed with this Form 10-K is provided below.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995.	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation.	Form 10-Q for the quarter ended May 31, 1998.	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”).	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

3.4	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference.	See above.

4.2	Specimen Common Stock Certificate of CellStar Corporation.	Form 10-Q for the quarter ended February 28, 2002.	April 12, 2002

4.3	Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of CellStar Corporation.	Registration Statement on Form 8-A (File no. 000-22972).	January 3, 1997

4.4	Certificate of Correction of Certificate of Designation.	Amendment No. 1 to Registration Statement on Form 8-A/A (File no. 000-22972).	June 30, 1997

4.5	First Amended and Restated Rights Agreement, dated as of February 11, 2002, by and between CellStar Corporation and Mellon Investor Services LLC, formerly known as ChaseMellon Shareholder Services, L.L.C., as Rights Agent.	Amendment No. 2 to Registration Statement on Form 8-A/A (File no. 000-22972).	December 5, 2002

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
4.6	Form of Rights Certificate.	Amendment No. 2 to Registration Statement on Form 8-A/A (File no. 000-22972).	December 5, 2002

4.7	12% Senior Subordinated Notes Indenture, dated as of February 20, 2002, by and between CellStar Corporation and The Bank of New York, as Trustee.	Form 10-K for the fiscal year ended November 30, 2001.	February 28, 2002

10.1	Loan and Security Agreement, dated as of September 28, 2001, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent.	Form 10-Q/A for the quarter ended August 31, 2001.	January 10, 2002

10.2	First Amendment To Loan Agreement, dated as of October 12, 2001, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q/A for the quarter ended August 31, 2001.	January 10, 2002

10.3	Second Amendment to Loan Agreement, dated as of February 22, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2001.	February 28, 2002

10.4	Third Amendment and Waiver to Loan Agreement, dated as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended May 31, 2002.	July 12, 2002

10.5	Fourth Amendment to Loan Agreement, entered into July 29, 2002 but effective as of May 9, 2002 by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2002.	October 15, 2002

10.6	Fifth Amendment to Loan Agreement, effective as of November 13, 2002, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.7	Sixth Amendment to Loan Agreement, effective as of February 6, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.8	Seventh Amendment and Waiver to Loan Agreement, effective as of February 28, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.9	Eighth Amendment and Waiver to Loan Agreement, effective as of May 31, 2003, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended May 31, 2003.	July 15, 2003

10.10	Consent and Waiver and Ninth Amendment to Loan and Security Agreement, effective as of February 24, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2003.	February 26, 2004

10.11	Tenth Amendment to Loan Agreement, dated as of March 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended February 29, 2004.	April 14, 2004

10.12	Eleventh Amendment and Waiver to Loan Agreement, dated as of August 31, 2004, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2004.	October 14, 2004

10.13	Twelfth Amendment and Waiver to Loan Agreement, dated as of February 10, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.14	Waiver, dated as of March 1, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.15	Waiver and Consent, dated as of March 29, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.16	Waiver, dated as of April 14, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.17	Thirteenth Amendment and Waiver to Loan Agreement, dated as of May 13, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.18	Waiver, dated as of May 31, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.19	Waiver, dated as of July 15, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.20	Consent, dated as of August 31, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.21	Extension Letter, dated as of September 1, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.22	Fourteenth Amendment and Waiver to Loan Agreement, dated as of October 7, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, in its capacity as Agent for the Lenders.	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005

10.23	Consent, dated as of December 15, 2005, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc.	Current Report on Form 8-K.	December 21, 2005

10.24	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996.*	Form 10-K for the fiscal year ended November 30, 1996.	February 28, 1997

10.25	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002.*	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.26	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates.*	Form 10-Q for the quarter ended May 31, 2001.	July 12, 2001

10.27	CellStar Corporation 2003 Long-Term Incentive Plan, effective as of March 13, 2003.*	Appendix C to the Company’s Proxy Statement on Schedule 14A for the 2002 fiscal year.	December 22, 2003

10.28	Form of Incentive Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.29	Form of Non-Qualified Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.30	Form of Nonqualified Stock Option Agreement by and between CellStar Corporation and An-Hsien Hong.*	Form 10-K for the fiscal year ended November 30, 2003.	February 26, 2004

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.31	Form of CellStar Corporation Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Current Report on Form 8-K.	November 21, 2005

10.32	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005

10.33	Amended and Restated Employment Agreement, effective as of January 14, 2004, by and among CellStar, Ltd., CellStar Corporation and Elaine Flud Rodriguez.*	Form 10-Q for the quarter ended February 29, 2004.	April 14, 2004

10.34	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

10.35	First Amendment to Amended and Restated Employment Agreement, executed May 2, 2005, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser.*	Current Report on Form 8-K.	May 6, 2005

10.36	Amended and Restated Employment Agreement, executed on September 1, 2004, and effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Form 10-Q for the quarter ended August 31, 2004.	October 14, 2004

10.37	Employment Agreement, executed on April 27, 2005, and effective as of April 30, 2005, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Current Report on Form 8-K.	May 3, 2005

10.38	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Raymond L. Durham.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.39	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Juan Martinez.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.40	Employment Agreement by and among CellStar, Ltd., CellStar Corporation and Michael J. Farrell, dated as of November 15, 2005.*	Current Report on Form 8-K.	November 21, 2005

10.41	Form of CellStar Corporation Indemnification Agreement.*	Current Report on Form 8-K.	July 13, 2005

10.42	Stock Purchase Agreement, dated August 21, 2005, by and among CellStar International Corporation/Asia, Newco and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.43	Amended and Restated Stock Purchase Agreement, dated August 24, 2005, by and among CellStar International Corporation/Asia, Fine Day Holdings Limited and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.44	Letter Agreement executed on September 1, 2005, by and between Fine Day Holdings Limited and CellStar International Corporation/Asia.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.45	Agreement and Mutual Release, entered into on September 2, 2005, by and among CellStar (Asia) Corporation Limited, CellStar Corporation, and Hong An-Hsien.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.46	Fifteenth Amendment and Waiver to Loan Agreement, dated as of February 10, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., in its capacity as Agent for the Lenders.	Form 10-K for the fiscal year ended November 30, 2005.	February 14, 2006

10.47	Letter Agreement, dated as of February 12, 2006, by and between CellStar Corporation and Wells Fargo Foothill, Inc.	Form 10-K for the fiscal year ended November 30, 2005.	February 14, 2006

10.48	Lease, effective as of March 1, 2006, by and between Americas’ Gateway Business Center, Inc., and National Auto Center, Inc., d/b/a CellStar Latin America.	Filed herewith.

10.49	Industrial Lease Agreement, executed December 9, 2003, by and between Texas Dugan Limited Partnership and CellStar, Ltd.	Filed herewith.

21.1	Subsidiaries of the Company.	Form 10-K for the fiscal year ended November 30, 2005.	February 14, 2006

23.1	Consent of Grant Thornton LLP.	Form 10-K for the fiscal year ended November 30, 2005.	February 14, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	The exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ Elaine Flud Rodriguez
Elaine Flud Rodriguez Senior Vice President and General Counsel

Date: March 30, 2006