Form 10-Q
period 2006-02-28
CELLSTAR CORP
filed 2006-04-10
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

(972) 462-2700

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

On April 4, 2006, there were 21,240,329 outstanding shares of common stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	February 28, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,532	10,744
Accounts receivable (less allowance for doubtful accounts of $38,471 and $38,313, respectively)	68,068	98,356
Inventories	66,877	81,547
Deferred income taxes	792	792
Prepaid expenses	3,238	1,834
Assets held for sale - Building	—	1,516

Total current assets	165,507	194,789

Property and equipment, net	3,188	3,689
Deferred income taxes	6,655	6,655
Goodwill	3,779	3,392
Other assets	5,071	5,334

	$184,200	213,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$37,015	30,462
12% Senior subordinated notes	12,374	—
Accounts payable	107,406	146,292
Accrued expenses	14,054	14,025
Income taxes payable	620	—
Minority interest	276	—

Total current liabilities	171,745	190,779

12% Senior subordinated notes	—	12,374
Other long-term liabilities	—	615

Total liabilities	171,745	203,768

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,818,529 and 20,827,529 shares issued and outstanding, respectively	208	208
Additional paid-in capital	124,249	124,204
Unearned compensation	(583)	(650)
Accumulated other comprehensive loss—foreign currency translation adjustments	(7,595)	(7,673)
Retained deficit	(103,824)	(105,998)

Total stockholders’ equity	12,455	10,091

	$184,200	213,859

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended February 28,
	2006	2005
Revenues	$205,645	227,043
Cost of sales	188,198	217,244

Gross profit	17,447	9,799

Selling, general and administrative expenses	12,340	12,154

Operating income (loss)	5,107	(2,355)

Other income (expense):
Interest expense	(1,304)	(901)
Loss on sale of accounts receivable	(403)	(234)
Gain on sale of building	240	—
Minority interest	(623)	—
Other, net	58	46

Total other income (expense)	(2,032)	(1,089)

Income (loss) from continuing operations before income taxes	3,075	(3,444)

Provision for income taxes	901	—

Income (loss) from continuing operations	2,174	(3,444)

Discontinued operations	—	(939)

Net income (loss)	$2,174	(4,383)

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$0.11	(0.17)
Discontinued operations	—	(0.05)

Net income (loss) per share	$0.11	(0.22)

Diluted:

Income (loss) from continuing operations	$0.10	(0.17)
Discontinued operations	—	(0.05)

Net income (loss) per share	$0.10	(0.22)

Weighted average number of shares:
Basic	20,368	20,367

Diluted	20,822	20,367

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended February 28, 2006 and 2005

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive loss	Retained deficit	Total
	Shares	Amount
Balance at November 30, 2005	20,827	$208	124,204	(650)	(7,673)	(105,998)	10,091
Comprehensive income:
Net income	—	—	—	—	—	2,174	2,174
Foreign currency translation adjustment	—	—	—	—	78	—	78

Total comprehensive income							2,252
Grant of restricted stock	3	—	7	(7)	—	—	—
Cancellation of restricted stock	(12)	—	(15)	15	—	—	—
Amortization of restricted stock	—	—	—	59	—	—	59
Stock option expense	—	—	53	—	—	—	53

Balance at February 28, 2006	20,818	$208	124,249	(583)	(7,595)	(103,824)	12,455

Balance at November 30, 2004	20,367	$204	123,489	—	(8,405)	(81,415)	33,873
Comprehensive loss:
Net loss	—	—	—	—	—	(4,383)	(4,383)
Foreign currency translation adjustment	—	—	—	—	(68)	—	(68)
Realized foreign currency translation adjustment	—	—	—	—	157	—	157

Total comprehensive loss							(4,294)

Balance at February 28, 2005	20,367	$204	123,489	—	(8,316)	(85,798)	29,579

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended February 28, 2006 and 2005

(Unaudited)

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,174	(4,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	155	(604)
Provision for inventory obsolescence	3,066	947
Stock based compensation	112	—
Depreciation and amortization	1,162	906
Minority interest	623	—
Gain on sale of building	(240)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,867)	(25,100)
Inventories	11,604	14,452
Prepaid expenses	(1,404)	2,051
Other assets	(57)	(233)
Accounts payable	(38,886)	(15,786)
Accrued expenses	34	3,353
Net proceeds from sale of accounts receivable	39,037	40,458
Discontinued operations	—	16,960

Net cash provided by operating activities	8,513	33,021

Cash flows from investing activities:
Purchases of property and equipment	(300)	(240)
Proceeds from sale of assets	1,742	—
Investment in joint venture	(369)	—
Discontinued operations	—	993

Net cash provided by investing activities	1,073	753

Cash flows from financing activities:
Borrowings on notes payable	166,863	184,714
Payments on notes payable	(160,310)	(199,731)
Distribution of minority interest	(347)	—
Additions to deferred loan costs	(4)	(376)
Discontinued operations	—	(17,069)

Net cash provided by (used in) financing activities	6,202	(32,462)

Net increase in cash and cash equivalents	15,788	1,312
Cash and cash equivalents at beginning of period	10,744	13,179

Cash and cash equivalents at end of period	$26,532	14,491

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

Although the interim consolidated financial statements of CellStar Corporation and subsidiaries (the “Company”) are unaudited, the Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results have been reflected therein. Operating revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for any other interim period or for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005, (the “Form 10-K”). The Company has not materially changed its significant accounting policies from those disclosed in the Form 10-K except as discussed in Note 2 below.

To conform to the current year presentation the Company has reclassified certain immaterial payroll costs and vendor incentives in the prior year from selling, general and administrative costs to cost of sales.

(b) Accounts Receivable

The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers. The annual discount rates on the sale agreements range from 0.5% to 10.5%. These sale transactions are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125.” At February 28, 2006, and November 30, 2005, the Company had $41.2 million and $25.8 million, respectively, of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $0.4 million and $0.2 million for the three months ended February 28, 2006 and 2005, respectively.

(c) Inventories

Included in inventory is $13.3 million and $4.2 million at February 28, 2006, and November 30, 2005, respectively, for which goods have been shipped and title has transferred but the criteria for revenue recognition has not been met due to rights of return.

(2) Stock-Based Compensation

The Company has granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan, the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, and the Company’s 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vest ratably over four year periods.

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123 (R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the quarter ended February 28, 2006. The Company expects to issue primarily restricted stock in future periods.

For the quarter ended February 28, 2006, the Company recorded $53 thousand for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expense.

At February 28, 2006, there is $147 thousand of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $93 thousand will be recognized in fiscal 2006 and $54 thousand will be recognized in subsequent years through fiscal 2008.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, compensation costs associated with recognizing stock based compensation under the fair value method. There was no stock based compensation expense related to employee stock options recognized during the three months ended February 28, 2005, however, pro forma stock based compensation expense for the three months ended February 28, 2005, is as follows:

Net loss, as reported	$(4,383)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(163)

Pro forma net loss	$(4,546)

Net loss per common share:
as reported	$(0.22)
pro forma	(0.22)

On May 2, 2005, Robert A. Kaiser, the Company’s Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the CellStar Corporation 2003 Long-Term Incentive Plan and a related award agreement. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The stock appreciation rights would have become 100% vested had any of the following occurred on or before 5 p.m. on December 31, 2005: (i) Mr. Kaiser’s death; (ii) the termination of Mr. Kaiser’s employment as a result of disability; (iii) the termination of Mr. Kaiser’s employment without cause; or (iv) a change in control. As none of the specified events occurred prior to December 31, 2005, the stock appreciation rights were forfeited. If any of these events occur going forward the restricted stock will become 100% vested. The total value of the award, $0.3 million, is being expensed over the service period.

On November 15, 2005, and December 15, 2005, executive officers, directors and certain employees of the Company received a total of 318,000 and 3,000 shares, respectively, of restricted stock pursuant to the Plan. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $0.4 million, is being expensed over the service period.

For the quarter ended February 28, 2006, the Company recognized $59 thousand of expense related to the restricted stock grants.

(3) Net Income (Loss) Per Share

Options to purchase 0.6 million shares of common stock for the three months ended February 28, 2006, and 1.6 million shares of common stock for the three months ended February 28, 2005 were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price. If not for the loss from continuing operations in the first quarter of 2005, 18 thousand shares would have been included in the diluted per share computation for the three months ended February 28, 2005.

	Three Months Ended February 28,
	2006	2005
Basic:

Income (loss) from continuing operations	$2,174	(3,444)
Discontinued operations	—	(939)

Net income (loss)	$2,174	(4,383)

Weighted average number of shares outstanding	20,368	20,367

Income (loss) from continuing operations	$0.11	(0.17)
Discontinued operations	—	(0.05)

Net income (loss) per share	$0.11	(0.22)

Diluted:

Income (loss) from continuing operations	$2,174	(3,444)
Discontinued operations	—	(939)

Net income (loss)	$2,174	(4,383)

Weighted average number of shares outstanding effect of dilutive securities:	20,368	20,367
Stock options	—	—
Restricted stock	454	—

Weighted average number of shares outstanding including effect of dilutive securities	20,822	20,367

Income (loss) from continuing operations	$0.10	(0.17)
Discontinued operations	—	(0.05)

Net income (loss) per share	$0.10	(0.22)

(4) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”), and Latin America, which includes Mexico, Miami and Chile. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. In 2005, the Company decided to exit the Asia-Pacific Region. The results of the Asia-Pacific Region are classified as discontinued operations for all periods presented. The Company divested the remainder of its operations in its European Region in fiscal 2003; however, as of February 28, 2006, the Company still had a receivable of $0.6 million in escrow related to the sale of the Sweden operations, which we expect to receive in the second quarter of 2006. The Corporate segment includes headquarters operations and income and expenses not attributable to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of February 28, 2006, and November 30, 2005, follows (in thousands):

	Latin America	North America	Europe	Corporate	Total
Total assets
February 28, 2006	$85,045	80,457	646	18,052	184,200
November 30, 2005	116,123	83,318	646	13,772	213,859

Segment operations information for the three months ended February 28, 2006 and 2005, follows (in thousands):

	Latin America	North America	Europe	Corporate	Total
Three months ended February 28, 2006
Revenues from external customers	$82,896	122,749	—	—	205,645
Operating income (loss)	2,711	5,302	—	(2,906)	5,107
Income (loss) from continuing operations before interest and taxes	2,057	5,303	—	(2,668)	4,692

Three months ended February 28, 2005
Revenues from external customers	126,972	100,071	—	—	227,043
Operating income (loss)	2,037	(83)	—	(4,309)	(2,355)
Income (loss) from continuing operations before interest and taxes	1,886	(609)	—	(3,586)	(2,309)

				2006	2005
Income (loss) from continuing operations before interest and income taxes per segment information				$4,692	(2,309)
Interest expense per the consolidated statements of operations				(1,304)	(901)
Loss on sale of accounts receivable per the consolidated statements of operations				(403)	(234)
Interest income included in other, net in the consolidated statements of operations				90	—

Income (loss) from continuing operations before income taxes per the consolidated statements of operations				$3,075	(3,444)

Lock/line LLC accounted for approximately 14% and 10% of consolidated revenues and 24% and 22% of the North American Region revenues for the three months ended February 28, 2006 and 2005, respectively. Another customer accounted for approximately 13% and 14% of the North American Region revenues for the three months ended February 28, 2006 and 2005, respectively. A customer in the Latin American Region accounted for approximately 10% and 14% of consolidated revenues and 25% and 25% of the Latin American Region revenues for the three months ended February 28, 2006 and 2005, respectively. Another customer accounted for approximately 8% and 20% of consolidated revenues and 19% and 36% of Latin American Region revenues for the three months ended February 28, 2006 and 2005, respectively. Two other customers accounted for 16% and 11% of the Latin American Region revenues for the three months ended February 28, 2006.

We provide new and refurbished handsets as replacements for lock/line’s insured customers, and we facilitate the return process for the end user. Lock/line completed its merger with Asurion Corporation, effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company, starting in the second quarter of 2006.

(5) Debt

Debt consisted of the following at February 28, 2006, and November 30, 2005 (in thousands):

	February 28, 2006	November 30, 2005
Revolving Credit Facility	$37,015	30,462
12% Senior subordinated notes	12,374	12,374

Total debt	$49,389	42,836

At February 28, 2006, the Company had an $85.0 million Facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility was to expire September 2007. On February 12, 2006, the Company and the bank entered into a binding commitment to extend the term of the Facility until September 27, 2009, or the bank agreed to provide a new facility on the same terms and conditions as the existing Facility except that the termination date would be extended for three years. As of March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with the bank, which extends the term of the Facility until September 27, 2009. The borrowing rate under the Amended Facility was reduced from prime plus 0.5% to prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 3.5% to LIBOR plus 2.5% for the LIBOR option. The Amended Facility also provides a mechanism for increased borrowing capacity under the loan to pay off the Senior Notes due January 2007, to the extent that the Company is able to obtain credit insurance for certain foreign accounts receivable, primarily out of its Miami export operations.

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Amended Facility is at LIBOR plus an applicable margin or at the bank’s prime lending rate. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of February 28, 2006, the Company had borrowed $37.0 million, at an interest rate of 8.00%, an increase of $6.5 million from $30.5 million at November 30, 2005. The Company had additional borrowing availability, under the Facility, of $9.4 million at February 28, 2006. At April 4, 2006, the Company had borrowed $27.6 million at an interest rate of 8.25% and had additional borrowing availability of $18.2 million under the Amended Facility.

At February 28, 2006, and November 30, 2005, the Company had outstanding $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At February 28, 2006, and November 30, 2005, the Company had $1.4 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

(6) Joint Venture

In April 2005, in order to increase its activation business and further strengthen its relationship with Radio Movil Dipsa S.A. de C.V. (“Telcel”), the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note that was paid in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel, the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The financial condition and results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements. For the year ended November 30, 2005, a loss of $0.8 million incurred by CII was not fully allocated to the minority interest and the Company did not reflect the deficit for the minority interest because the minority owners are not contractually obligated to fund losses incurred beyond their equity. The unrecognized minority interest in the deficit of CII as of November 30, 2005, was $0.4 million. At February 28, 2006, CII had cumulative profits of $0.9 million and the balance of the minority interest was $0.3 million.

The individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII calculated based on accounting principles generally accepted in Mexico. In the first quarter of 2006, a preferred dividend of $0.4 million was made to the individual partners which increased the amount attributable to goodwill. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company has initially attributed $3.8 million to goodwill and $0.6 million to the customer relationship. The customer relationship is included in other assets at February 28, 2006, and is being amortized over 7 years. The allocation of the purchase price is preliminary and subject to further analysis. Any modification will result in a reallocation of the amounts within intangible assets which could result in an increase or decrease in the amount subject to amortization and the amortization period. The expected amortization of the customer relationship based on the initial allocation is as follows (in thousands):

Year Ending November 30,	Amount
2006	$87
2007	87
2008	87
2009	87
2010	87
Thereafter	128

(7) Discontinued Operations

In 2005, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the present value of the subordinated promissory note to be $3.0 million, which is included in other assets at November 30, 2005 and February 28, 2006. The remaining $3.0 million will be recognized upon payment. The Company recognized a pre-tax loss of $1.4 million on the sale primarily related to expenses associated with the sale.

In 2005, the Company also completed the sale of its Taiwan operations and closed its operations in The Philippines.

The results of discontinued operations for the Asia-Pacific Region for the three months ended February 28, 2005 are as follows (in thousands):

Three months ended February 28, 2005
Revenues	$89,933
Cost of sales	87,201

Gross profit	2,732
Selling, general and administrative expenses	3,064

Operating loss	(332)

Other income (expense):
Interest expense	(525)
Other, net	(82)

Total other income (expense)	(607)

Loss before income taxes	(939)

Benefit for income taxes	—

Total discontinued operations	$(939)

(8) Contingencies

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income of $2.2 million, or $0.10 per diluted share, for the first quarter of 2006, compared with a net loss of $4.4 million, or $0.22 per diluted share, for the same quarter last year, including a loss of $0.9 million, or $0.05 per share from discontinued operations. Revenues for the quarter ended February 28, 2006, were $205.6 million, a decrease of $21.4 million, compared to $227.0 million in 2005. Revenues decreased in the Latin American Region ($44.1 million) principally due to decreased sales to the Company’s major carrier customer in Colombia. Revenues increased in the North American Region ($22.6 million) principally due to increases in the regional carrier business and insurance replacement business. Gross profit increased from $9.8 million (4.3% of revenues) in the first quarter of 2005 to $17.4 million (8.5% of revenues) in the first quarter of 2006 primarily due to increases in both the North America and Latin America Region. Selling, general and administrative expenses were $12.3 million for the first quarter of 2006 (6.0% of revenues) compared to $12.2 million for the first quarter of 2005 (5.3% of revenues).

Lock/line LLC, our largest customer in the North American Region, accounted for $115.0 million or 25% of our fiscal 2005 revenue in the North American Region and contributed 12% of our revenues on a consolidated basis for fiscal 2005. We provide new and refurbished handsets as replacements for lock/line’s insured customers and we facilitate the return process for the end user. Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation its intent to take in-house some of the business, previously performed by the Company, starting in the second quarter of 2006.

Lock/line accounted for $29.4 million or approximately 24% of the North American Region revenues and 14% of revenues on a consolidated basis in the first quarter of 2006 and $22.0 million or 22% and 10% of the North American Region and consolidated revenues, respectively, in the first quarter of 2005. The Company currently estimates that it will experience a 25% to 40% reduction in revenues from lock/line in fiscal 2006 compared to fiscal 2005. The Company is unable to estimate the longer-term impact of the loss of this portion of the Asurion business.

In December 2005, the SEC amended the requirements for exiting accelerated filer status. A company that has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of less than $50 million, as of the last business day of its most recently completed second quarter, will no longer be considered an accelerated filer, as of the end of its fiscal year. At April 4, 2006, the market value of the voting and non-voting common equity of the Company held by its non-affiliates was $50.6 million. If the market value of the voting and non-voting common equity held by its non-affiliates is less than $50 million as of the end of its second quarter on May 31, 2006, the Company intends to no longer report as an accelerated filer. As a non-accelerated filer, the Company would not be subject to the attestation requirements regarding the effectiveness of internal controls over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 until its fiscal year ended November 30, 2007. The Company expects a reduction in professional fees of approximately $1 million if the Company is a non-accelerated filer for the year ended November 30, 2006. There will continue to be a requirement for the Company to disclose changes in the Company’s internal controls over financial reporting. The Company intends to continue to take action to address any deficiencies in controls identified.

Cautionary Statements

The Company’s future performance is subject to a variety of risks, which are described more fully in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, and which include the following: the Company’s ability to implement its business strategies, manage cost-reduction actions, maintain its channels of distribution, continue to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms, maintain or improve its operating margins, secure adequate financial resources, maintain an adequate system of internal control, comply with debt covenants, and continually turn its inventories and accounts receivable, as well as changes in foreign laws, regulations and tariffs, continued consolidation in the wireless market, new technologies, system implementation or continuation difficulties, competition, handset shortages or overages, terrorist acts or other unforeseen events, economic weakness in the U.S. and other countries in which the Company does business, as well as other business and risk factors. Any one, or a combination of these risk factors could cause our actual results to vary materially from anticipated results or other expectations expressed in the Company’s forward-looking statements. In addition, please refer to the other information contained in this report, including the consolidated financial statements and the related notes.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2006 and 2005:

	Three months ended February 28,
	2006	2005
Revenues	100.0%	100.0
Cost of sales	91.5	95.7

Gross profit	8.5	4.3
Selling, general and administrative expenses	6.0	5.3

Operating income (loss)	2.5	(1.0)

Other income (expense):
Interest expense	(0.6)	(0.4)
Loss on sale of accounts receivable	(0.2)	(0.1)
Gain on sale of assets	0.1	—
Minority interest	(0.3)	—
Other, net	—	—

Total other income (expense)	(1.0)	(0.5)

Income (loss) from continuing operations before income taxes	1.5	(1.5)

Provision for income taxes	0.4	—

Income (loss) from continuing operations	1.1	(1.5)

Discontinued operations	—	(0.4)

Net income (loss)	1.1%	(1.9)

Three Months Ended February 28, 2006, Compared to Three Months Ended February 28, 2005

Revenues. The Company’s revenues decreased $21.4 million, or 9.4%, from $227.0 million in 2005 to $205.6 million in 2006. The Company handled 2.9 million handsets (1.5 million consigned) in the first quarter of 2006 compared to 2.6 million handsets (0.7 million consigned) in the first quarter of 2005. The average selling price of handsets for the first quarter of 2006 was $123 compared to $110 in 2005 primarily due to the Miami operations. In 2005, the Miami operations were 34% of consolidated revenues compared to 13% in 2006. Revenues from the Miami operations primarily are derived from the sale of low-end handsets.

North American Region revenues were $122.7 million, an increase of $22.6 million, compared to $100.1 million in 2005. This increase in revenues is predominantly due to an increase in the region’s regional carrier group business of $21.0 million, partially offset by a decline in the Company’s indirect channel business of $5.7 million as a result of a major carrier’s decision to change its distribution strategy. In the first quarter of 2006, regional carrier customers conducted new model promotions. In addition, the Company continued to benefit from its second quarter of 2005 expansion of its relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions.

Lock/line LLC, our largest customer in the North American Region, accounted for $115.0 million or 25% of our fiscal 2005 revenue in the North American Region and contributed 12% of our revenues on a consolidated basis. We provide new and refurbished handsets as replacements for lock/line’s insured customers and we facilitate the return process for the end user. Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation its intent to take in-house some of the business, previously performed by the Company, starting in the second quarter of 2006.

Lock/line accounted for $29.4 million or approximately 24% of the North American Region revenues and 14% of revenues on a consolidated basis in the first quarter of 2006 and $22.0 million or 22% and 10% of the North American Region and consolidated revenues, respectively, for the first quarter of 2005. The Company currently estimates that it will experience a 25% to 40% reduction in revenues from lock/line in fiscal 2006 compared to fiscal 2005. The Company is unable to estimate the longer-term impact of the loss of this portion of the Asurion business.

The Company’s operations in the Latin American Region provided $82.9 million of revenues in 2006, compared to $127.0 million in 2005, a $44.1 million decrease, primarily due to a decline of $50.2 million in the Company’s operations in Miami. Miami revenues in 2005 were $76.3 million compared to $26.1 million in 2006 primarily due to a decrease in revenue with its major carrier customer in Colombia. In 2005, the Company expanded its relationship with the carrier in support of the carrier’s technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. We believe that the transition to GSM was substantially completed in 2005. Therefore, we anticipate that revenues from this customer will decline from 2005 levels in future periods. Revenues in Mexico were $54.4 million in 2006 compared to $46.0 million in 2005. The Company continues to focus its efforts on the largest carrier in the country, Radio Movil Dipsa S.A. de C.V. (“Telcel”). Revenues from the Company’s operation in Chile were $2.4 million in 2006 compared to $4.6 million in 2005.

The Company and Motorola, Inc. are currently renegotiating the distribution agreements in both the Latin America and North America Regions. The current distribution agreements in both regions expire in June 2006. The Company is also negotiating a new distribution agreement with Kyocera Wireless Corp. which covers both North America and Latin America. The current distribution agreement expires in September 2006. The Company is also in negotiations with several other vendors.

Gross Profit. Gross profit increased $7.6 million from $9.8 million in 2005 to $17.4 million in 2006. Gross profit as a percentage of revenues was 8.5% for the quarter ended February 28, 2006, compared to 4.3% for the first quarter of 2005. Inventory obsolescence for the first quarter ended February 28, 2006 was $3.1 million compared to $0.9 million for the prior year period. In 2005, the Company’s Mexico operations recognized a $1.3 million recovery in inventory obsolescence.

Gross profit, as well as gross profit percentage, in the North American Region increased from 2005. These increases were primarily due to increased revenues and better margins in the Company’s regional carrier group and indirect channel group. In the regional carrier business, carrier customers conducted new model promotions and the Company purchased certain products at the end of November and early December in anticipation of sales in January and February in order to take advantage of certain manufacturer pricing and volume incentives. In the indirect channel, the Company was able to replace a portion of the traditionally low margin business with a major carrier customer’s agents with new customers who purchased higher margin handsets.

Gross profit and gross profit percentage increased in the Company’s Mexico operations primarily due to the Company’s joint venture in Mexico. The Company’s joint venture in Mexico has higher margins than its traditional business. The margins in the operations in Mexico also increased due to the receipt of vendor credits. This increase in gross profit was partially offset by a decline in Miami. This decline was primarily due to the decline in revenues with the major carrier customer in Colombia. However, there was an increase in the Miami gross profit percentage as the business with the major carrier customer has a low gross profit percentage.

The Company continually negotiates with its vendors to receive price protection and other incentives. The Company recognizes these credits and incentives in the period the agreement is made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes these credits when received. These credits and incentives are applied against inventory or cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. The timing of receiving these written agreements can cause significant variations in quarterly gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $12.2 million in 2005 to $12.3 million in 2006. In 2006, there was a decrease of $0.6 million in general administrative expenses. This decrease was offset by an increase in bad debt expense of $0.7 million. Excluding bad debt expense, there was a reduction of $1.6 million in the North American and Corporate segments combined as the Company continues to align overhead expenses with the remaining operations. This decrease was partially offset by an increase in the Company’s Mexico operations primarily due to the joint venture. The increase in bad debt expense of $0.7 million was primarily due to a recovery of $0.5 million in 2005 in the North American Region due to a payment received on an account previously reserved.

Interest Expense. Interest expense in 2006 was $1.3 million compared to $0.9 million in the prior year primarily due to an increase in the borrowing rate as well as borrowings.

Loss on sale of accounts receivable. The Company recognized $0.4 million in losses on sales of accounts receivable in the first quarter of 2006 compared to $0.2 million in the prior year. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers.

Income Taxes. Income tax expense was $0.9 million in 2006 compared to a zero tax expense in 2005. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized. For 2006, the Company expects to utilize net operating tax loss carryforwards to offset any 2006 tax liability except for certain minimum withholding taxes and taxes relating to the Company’s joint venture CII. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at February 28, 2006, (amounts in thousands):

	Total	Payments Due By Period
		Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Continuing operations
Revolving credit facility (variable interest, 8.0% at February 28, 2006)	$37,015	37,015	—	—	—
12% Senior subordinated notes	12,374	12,374	—	—	—
Operating leases	3,826	2,116	1,558	152	—

Total contractual obligations	53,215	51,505	1,558	152	—

The Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs during the quarter ended February 28, 2006. The Company is dependent on maintaining open vendor trade credit lines on reasonable terms. The Company believes the current credit lines will allow it to meet its anticipated product needs from Motorola and other vendors as well as assist in growing the business in the North and Latin America Regions. Interruption of these lines could have a material adverse impact on the Company’s business.

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

In North America, the credit terms granted by the Company generally coincide with the credit terms it receives from its vendors except for lock/line LLP whose terms generally exceed by 30 days the terms received from the Company’s vendors. In the Latin America Region, the Company’s credit terms frequently exceed by 30 to 60 days the terms received from the Company’s vendors and as a result the Company factors receivables as necessary to make payments to its vendors. Compared to November 30, 2005, accounts receivable decreased from $98.4 million to $68.1 million at February 28, 2006. The average accounts receivable balance for the quarter ended November 30, 2005 was $89.0 million compared to $88.6 million for the quarter ended February 28, 2006. Accounts receivable days sales outstanding for the period ended February 28, 2006, based on monthly accounts receivable balances, were 39.2, compared to 36.7, for the period ended November 30, 2005. Excluding workout accounts which are fully reserved, 91% of the Company’s trade accounts receivable at February 28, 2006 were current. Accounts receivable have decreased by $12.7 million and $11.1 million in Mexico and Miami operations, respectively, primarily due to a decline in revenues in Miami and the sale of accounts receivable near quarter end in Mexico. Inventories decreased to $66.9 million at February 28, 2006, from $81.5 million at November 30, 2005, due to a decrease of $6.1 million in the Company’s Mexico operations as well as a decline of $5.2 million in the North American Region. Inventory turns for the period ended February 28, 2006, based on monthly inventory balances, were 9.0 turns, compared to 10.8 for the period ended November 30, 2005, due to lower revenues in the Miami operations. The Miami operations generally sell in bulk thus increasing the inventory turns. Accounts payable decreased to $107.4 million at February 28, 2006, compared to $146.3 million at November 30, 2005, primarily due to decreases of $25.2 million, $7.1 and $6.2 million in the Company’s Miami, North America and Mexico operations, respectively. The Miami operations had large volume sales to Telefonica in the later part of 2005 for which the related payables were not due until 2006. The declines in North America and Mexico correspond to the decline in inventory.

At February 28, 2006, the Company had an $85.0 million Facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility was to expire September 2007. On February 12, 2006, the Company and the bank entered into a binding commitment to extend the term of the Facility until September 27, 2009, or the bank agreed to provide a new facility on the same terms and conditions as the existing Facility except that the termination date would be extended for three years. As of March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with the bank, which extends the term of the Facility until September 27, 2009. The borrowing rate under the Amended Facility was reduced from prime plus 0.5% to prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 3.5% to LIBOR plus 2.5% for the LIBOR option. The Amended Facility also provides a mechanism for increased borrowing capacity under the loan to pay off the Senior Notes due January 2007, to the extent that the Company is able to obtain credit insurance for certain foreign accounts receivable, primarily out of its Miami export operations. The Company continues to look for alternative financial arrangements with regard to the Senior Notes.

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations, and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Interest on borrowings under the Amended Facility is at LIBOR plus an applicable margin, or at the bank’s prime lending rate. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of February 28, 2006, the Company had borrowed $37.0 million at an interest rate of 8.00%, an increase of $6.5 million from $30.5 million at November 30, 2005. The Company had additional borrowing availability under the Facility of $9.4 million at February 28, 2006.

At April 4, 2006, the Company had borrowed $27.6 million at an interest rate of 8.25% and had additional borrowing availability of $18.2 million under the Amended Facility.

At February 28, 2006 and November 30, 2005, the Company had outstanding $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments had been accrued. At February 28, 2006 and November 30, 2005, the Company had $1.4 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company expects that it can refinance the Senior Notes by the maturity date.

In April 2005, the Company’s joint venture in Mexico, CII, was formed. As part of the agreement with the Company’s joint venture partners in Mexico, the Company’s partners are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII calculated based on accounting principles generally accepted in Mexico. In the first quarter of 2006, the Company paid $0.4 million in a preferred dividend based on the profits of CII during calendar 2005 to the joint venture partners. No dividends shall be paid to the Company as long as any portion of the preferred dividend remains unpaid.

The Company has an agreement with a financial institution whereby it may sell up to $120.0 million of trade receivables from Telcel. In addition, the Company also has an agreement with another financing company whereby it may sell, with no limit, trade receivables from Telefonica. The annual discount rates on the sale agreements range from 0.5% to 10.5%. These sale transactions are without recourse and are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” At February 28, 2006, and November 30, 2005, the Company had $41.2 million and $25.8 million of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $0.4 million, and $0.2 million for the periods ended February 28, 2006 and 2005, respectively.

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

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no changes during the three months ended February 28, 2006, to the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements except the Company adopted FAS 123R effective December 1, 2005 as discussed in Note 2 to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended February 28, 2006, and 2005, the Company recorded net foreign currency gains of $0.1 million and $0.2 million, respectively, in cost of goods sold. The gain in both quarters was primarily due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure is primarily related to the Mexican peso. The Company’s exposure in Chile is currently limited due to the size of the operations. The Company’s sales in its Miami operations are denominated in U.S. dollars.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by having transactions denominated in US dollars. The Company continues to evaluate foreign currency exposures and related protection measures.

As of February 28, 2006, the Company had forward purchase contracts relating to USD $0.4 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts had terms matching the length of the receivable, and matured in March 2006. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended February 28, 2006, the interest rate of borrowings under the Facility ranged from 7.5% to 8.0%. The Company sells certain receivables in its Latin American operation. The annual rates on the sale of receivables varied from 0.5% to 10.5%. An additional one percent change in variable interest rates will not have a material impact on the Company. The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer have concluded due to the material weaknesses discussed in Management’s Report on Internal Control in the Form 10-K for the year ended November 30, 2005, that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2006, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For the year ended November 30, 2005, the Company concluded that due to the Company’s decentralized, predominately manual control processes, the Company’s control environment is reliant on the review function to prevent or detect material misstatement from reaching the financial statements. This environment also requires effective entity-level controls to ensure accuracy and consistency in the performance of control activities. Management identified:

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

The ineffectiveness of these controls represented material weaknesses.

In order to strengthen controls during the quarter ended February 28, 2006, the Company began updating certain policies which were identified during 2005 as being inconsistently applied and began to more clearly communicate the procedures. In addition, Corporate management increased its review and oversight in these areas. Additional staff has been added to assist in the preparation of the detailed account reconciliations to allow a more timely and precise review. These changes were not enacted in time to have a significant effect on the control environment in the quarter ended February 28, 2006; however, they are expected to improve controls in future periods. In December 2005, the Company’s Vice President of Tax resigned. The Company entered into a consulting agreement with the Vice President of Tax to provide tax assistance as needed. In March 2006, the Company began outsourcing the tax function to a third party.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 14, 2006, after the Company’s year-end earnings conference call, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company intends to cooperate fully with the SEC in this matter and has already begun delivering documents to the SEC in response to their request. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar Corporation or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 6. Exhibits

10.1	Amended and Restated Loan and Security Agreement, dated as of March 31, 2006, by and among CellStar Corporation and each of its subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as the Arranger and Administrative Agent. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ MICHAEL J. FARRELL
Michael J. Farrell Executive Vice President of Finance, Treasurer and Chief Administrative Officer (a Principal Financial Officer)

/s/ RAYMOND L. DURHAM
Raymond L. Durham Senior Vice President and Chief Financial Officer (a Principal Financial Officer )

/s/ JUAN MARTINEZ JR.
Juan Martinez Jr. Vice President, Corporate Controller (Principal Accounting Officer)

April 7, 2006