Form 10-Q
period 2006-05-31
CELLSTAR CORP
filed 2006-07-10
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

On July 3, 2006, there were 21,187,882 outstanding shares of common stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	May 31, 2006	November 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$18,160	10,744
Accounts receivable (less allowance for doubtful accounts of $38,395 and $38,313, respectively)	65,397	98,356
Inventories	86,334	81,547
Deferred income taxes	792	792
Prepaid expenses	2,705	1,834
Assets held for sale - Building	—	1,516

Total current assets	173,388	194,789
Property and equipment, net	2,834	3,689
Deferred income taxes	6,655	6,655
Goodwill	—	3,392
Other assets	8,402	5,334

	$191,279	213,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,925	30,462
12% Senior subordinated notes	12,374	—
Accounts payable	139,749	146,292
Accrued expenses	14,072	14,025
Income taxes payable	575	—
Minority interest	894	—

Total current liabilities	177,589	190,779

12% Senior subordinated notes	—	12,374
Other long-term liabilities	—	615

Total liabilities	177,589	203,768

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,219,508 and 20,827,529 shares issued and outstanding, respectively	212	208
Additional paid-in capital	123,902	124,204
Unearned compensation	—	(650)
Accumulated other comprehensive loss—foreign currency translation adjustments	(9,223)	(7,673)
Retained deficit	(101,162)	(105,998)

	13,729	10,091
Less - Treasury stock (12,521 shares at cost at May 31, 2006)	(39)	—

Total stockholders’ equity	13,690	10,091

	$191,279	213,859

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
Revenues	$216,841	261,804	422,486	488,847
Cost of sales	200,218	247,970	388,416	465,214

Gross profit	16,623	13,834	34,070	23,633

Selling, general and administrative expenses	12,140	14,057	24,480	26,211

Operating income (loss)	4,483	(223)	9,590	(2,578)

Other income (expense):
Interest expense	(853)	(891)	(2,157)	(1,792)
Loss on sale of accounts receivable	(419)	(542)	(822)	(776)
Gain on sale of building	—	—	240	—
Minority interest	(618)	—	(1,241)	—
Other, net	20	(102)	78	(56)

Total other income (expense)	(1,870)	(1,535)	(3,902)	(2,624)

Income (loss) from continuing operations before income taxes	2,613	(1,758)	5,688	(5,202)

Provision for income taxes	557	—	1,458	—

Income (loss) from continuing operations	2,056	(1,758)	4,230	(5,202)

Discontinued operations	606	(7,630)	606	(8,569)

Net income (loss)	$2,662	(9,388)	4,836	(13,771)

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$0.10	(0.09)	0.21	(0.26)
Discontinued operations	0.03	(0.37)	0.03	(0.42)

Net income (loss) per share	$0.13	(0.46)	0.24	(0.68)

Diluted:

Income (loss) from continuing operations	$0.10	(0.09)	0.20	(0.26)
Discontinued operations	0.03	(0.37)	0.03	(0.42)

Net income (loss) per share	$0.13	(0.46)	0.23	(0.68)

Weighted average number of shares:
Basic	20,378	20,367	20,373	20,367

Diluted	21,229	20,367	21,028	20,367

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Six months ended May 31, 2006 and 2005

(Unaudited)

(In thousands)

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive loss	Retained deficit	Treasury Stock	Total
	Shares	Amount
Balance at November 30, 2005	20,827	$208	124,204	(650)	(7,673)	(105,998)	—	10,091
Comprehensive income:
Net income	—	—	—	—	—	4,836	—	4,836
Foreign currency translation adjustment	—	—	—	—	(1,550)	—	—	(1,550)

Total comprehensive income								3,286
Grant of restricted stock	425	4	(4)	—	—	—	—	—
Cancellation of restricted stock	(20)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	271	—	—	—	—	271
Stock option expense	—	—	81	—	—	—	—	81
Reclassification of unearned compensation expense pursuant to 123R adoption	—	—	(650)	650	—	—	—	—
Treasury stock	(13)	—	—	—	—	—	(39)	(39)

Balance at May 31, 2006	21,219	$212	123,902	—	(9,223)	(101,162)	(39)	13,690

Balance at November 30, 2004	20,367	$204	123,489	—	(8,405)	(81,415)	—	33,873
Comprehensive loss:
Net loss	—	—	—	—	—	(13,771)	—	(13,771)
Foreign currency translation adjustment	—	—	—	—	279	—	—	279
Total comprehensive loss								(13,492)
Grant of restricted stock	142	1	327	(328)	—	—	—	—
Amortization of restricted stock	—	—	—	9	—	—	—	9

Balance at May 31, 2005	20,509	$205	123,816	(319)	(8,126)	(95,186)	—	20,390

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2006 and 2005

(Unaudited)

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,836	(13,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	201	(634)
Provision for inventory obsolescence	3,342	1,539
Stock based compensation	352	—
Depreciation and amortization	2,579	1,985
Discontinued operations	(606)	—
Minority interest	1,241	—
Gain on sale of building	(240)	—
Changes in operating assets and liabilities:
Accounts receivable	(52,314)	(114,598)
Inventories	(8,129)	15,403
Prepaid expenses	(871)	2,198
Other assets	287	(660)
Accounts payable	(7,407)	(14,920)
Accrued expenses	(568)	1,365
Income taxes payable	575	—
Net proceeds from sale of accounts receivable	83,522	132,085
Discontinued operations	606	38,477

Net cash provided by operating activities	27,406	48,469

Cash flows from investing activities:
Purchases of property and equipment	(415)	(635)
Proceeds from sale of assets	1,742	—
Investment in joint venture	(369)	(1,100)
Discontinued operations	—	4,989

Net cash provided by investing activities	958	3,254

Cash flows from financing activities:
Borrowings on notes payable	312,307	379,806
Payments on notes payable	(332,844)	(394,805)
Distribution of minority interest	(347)	—
Additions to deferred loan costs	(25)	(876)
Purchases of treasury stock	(39)	—
Discontinued operations	—	(35,727)

Net cash used in financing activities	(20,948)	(51,602)

Net increase in cash and cash equivalents	7,416	121
Cash and cash equivalents at beginning of period	10,744	13,179

Cash and cash equivalents at end of period	$18,160	13,300

Schedule of Non-Cash Investing and Financing Transactions-Investment in Joint Venture	$864	3,000

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

To conform to the current year presentation the Company has reclassified certain immaterial payroll costs in the prior year from selling, general and administrative costs to cost of sales. The Company has also reclassified certain immaterial commissions paid from revenues in the prior year to selling, general and administrative costs.

(b) Accounts Receivable

The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers. The annual discount rates on the sale agreements range from 6.25% to 10.5%. These sale transactions are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125.” At May 31, 2006, and November 30, 2005, the Company had $35.5 million and $25.8 million, respectively, of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $0.4 million and $0.5 million and $0.8 million and $0.8 million for the three and six months ended May 31, 2006 and 2005, respectively.

(c) Inventories

Included in inventory is $14.1 million and $4.2 million at May 31, 2006, and November 30, 2005, respectively, for which goods have been shipped and title has transferred but the criteria for revenue recognition has not been met due to rights of return or for goods that were considered bill and hold.

(2) Stock-Based Compensation

The Company has granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “Plan”), the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan and the Company’s 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vest ratably over four year periods.

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the three and six months ended May 31, 2006. The Company expects to issue primarily restricted stock in future periods.

For the three and six months ended May 31, 2006, the Company recorded $28 thousand and $81 thousand, respectively, for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses. At May 31, 2006, there is $109 thousand of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $59 thousand will be recognized in fiscal 2006 and $50 thousand will be recognized in subsequent years through fiscal 2008.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, compensation costs associated with recognizing stock based compensation under the fair value method. There was no stock based compensation expense related to employee stock options recognized during the three and six months ended May 31, 2005, however, pro forma stock based compensation expense for the three and six months ended May 31, 2005, is as follows:

	Three months ended May 31, 2005	Six months ended May 31, 2005
Net loss, as reported	$(9,388)	(13,771)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(84)	(247)

Proforma net loss	$(9,472)	(14,018)

Net loss per common share:
as reported	$(0.46)	(0.68)
proforma	(0.46)	(0.69)

On May 2, 2005, Robert A. Kaiser, the Company’s Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the Plan and a related award agreement. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. On May 2, 2006, 47,342 shares vested, of which 12,521 were withheld by the Company to pay withholding tax. The stock appreciation rights would have become 100% vested had any of the following occurred on or before 5 p.m. on December 31, 2005: (i) Mr. Kaiser’s death; (ii) the termination of Mr. Kaiser’s employment as a result of disability; (iii) the termination of Mr. Kaiser’s employment without cause; or (iv) a change in control. As none of the specified events occurred prior to December 31, 2005, the stock appreciation rights were forfeited. If any of these events occur going forward, the restricted stock will become 100% vested. The total value of the award, $0.3 million, is being expensed over the service period.

On November 15, 2005, December 15, 2005, and March 7, 2006, executive officers, directors and certain employees of the Company received a total of 318,000, 3,000 and 421,800 shares, respectively, of restricted stock pursuant to the Plan. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.2 million, is being expensed over the service period.

The balance of unearned compensation related to the unearned portion of the restricted stock awards was eliminated against additional paid-in capital upon our adoption of SFAS 123(R) as of the beginning of fiscal 2006.

For the three and six months ended May 31, 2006, the Company recognized $0.2 million and $0.3 million, respectively, of expense related to the restricted stock grants which is included in selling, general and administrative expenses. As of May 31, 2006, the total remaining unearned compensation related to restricted stock awards was $2.2 million which will be amortized over the service periods through March 2009.

(3) Net Income (Loss) Per Share

Options to purchase 0.5 million shares and 0.6 million shares, respectively of common stock for the three and six months ended May 31, 2006, and 1.7 million shares of common stock for the three and six months ended May 31, 2005, respectively were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Basic:

Income (loss) from continuing operations	$2,056	(1,758)	4,230	(5,202)
Discontinued operations	606	(7,630)	606	(8,569)

Net income (loss)	$2,662	(9,388)	4,836	(13,771)

Weighted average number of shares outstanding	20,378	20,367	20,373	20,367

Income (loss) from continuing operations	$0.10	(0.09)	0.21	(0.26)
Discontinued operations	0.03	(0.37)	0.03	(0.42)

Net income (loss) per share	$0.13	(0.46)	0.24	(0.68)

Diluted:

Income (loss) from continuing operations	$2,056	(1,758)	4,230	(5,202)
Discontinued operations	606	(7,630)	606	(8,569)

Net income (loss)	$2,662	(9,388)	4,836	(13,771)

Weighted average number of shares outstanding	20,378	20,367	20,373	20,367
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	851	—	655	—

Weighted average number of shares outstanding including effect of dilutive securities	21,229	20,367	21,028	20,367

Income (loss) from continuing operations	$0.10	(0.09)	0.20	(0.26)
Discontinued operations	0.03	(0.37)	0.03	(0.42)

Net income (loss) per share	$0.13	(0.46)	0.23	(0.68)

(4) Segment and Related Information

The Company operates predominately within one industry, wholesale and retail sales of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographical regions: North America, which consists of the United States, excluding the Company’s Miami, Florida, operations (“Miami”), and Latin America, which includes Mexico, Miami and Chile. Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. In 2005, the Company decided to exit the Asia-Pacific Region. The results of the Asia-Pacific Region are classified as discontinued operations for all periods presented. The Company divested the remainder of its operations in its European Region in fiscal 2003. At November 30, 2005, the Company had a receivable of $0.6 million in escrow related to the sale of the Sweden operations. The receivable was collected in May 2006. The Corporate segment includes headquarters operations and income and expenses not attributable to reportable segments. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. Intersegment sales and transfers are not significant.

Segment asset information as of May 31, 2006, and November 30, 2005, follows (in thousands):

	Latin America	North America	Europe	Corporate	Total
Total assets
May 31, 2006	$113,049	53,856	—	24,374	191,279
November 30, 2005	116,123	83,318	646	13,772	213,859

The decrease of $29.5 million, in total assets, in the North American Region was primarily due to the transition of a portion of the lock/line business in the second quarter of 2006, as well as a build up of inventory at November 30, 2005, in anticipation of first quarter sales.

We provide new and refurbished handsets as replacements for lock/line’s insured customers, and we facilitate the return process for the end user. Lock/line completed its merger with Asurion Corporation, effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company, starting in the second quarter of 2006. As of April 2006, this transition has been completed. For the three months ended May 31, 2006 and 2005, lock/line LLC accounted for approximately 7% and 10% of consolidated revenues and 15% and 24% of the North American Region revenues, respectively.

The increase of $10.6 million, in total assets, in the Corporate segment is primarily due to a $10.0 million cash transfer from the Company’s Mexico operations in the first quarter of 2006.

	Latin America	North America	Europe	Corporate	Total
Three months ended May 31, 2006
Revenues from external customers	$115,273	101,568	—	—	216,841
Operating income (loss)	2,802	5,021	—	(3,340)	4,483
Income (loss) from continuing operations before interest and taxes	2,164	5,024	—	(3,315)	3,873

Three months ended May 31, 2005
Revenues from external customers	155,354	106,450	—	—	261,804
Operating income (loss)	3,399	552	—	(4,174)	(223)
Income (loss) from continuing operations before interest and taxes	3,154	(189)	—	(3,290)	(325)

A reconciliation of income (loss) per the segment table to income (loss) from continuing operations before income taxes per the consolidated statements of operations follows:

	2006	2005
Income (loss) from continuing operations before interest and income taxes per segment information	$3,873	(325)
Interest expense per the consolidated statements of operations	(853)	(891)
Loss on sale of accounts receivable	(419)	(542)
Interest income included in other, net in the consolidated statements of operations	12	—

Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$2,613	(1,758)

	Latin America	North America	Europe	Corporate	Total
Six months ended May 31, 2006
Revenues from external customers	$198,169	224,317	—	—	422,486
Operating income (loss)	5,513	10,323	—	(6,246)	9,590
Income (loss) from continuing operations before interest and taxes	4,221	10,327	—	(5,983)	8,565

Six months ended May 31, 2005
Revenues from external customers	282,326	206,521	—	—	488,847
Operating income (loss)	5,436	469	—	(8,483)	(2,578)
Income (loss) from continuing operations before interest and taxes	5,040	(798)	—	(6,876)	(2,634)

A reconciliation of income (loss) per the segment table to income (loss) from continuing operations before income taxes per the consolidated statements of operations follows:

	2006	2005
Income (loss) from continuing operations before interest and income taxes per segment information	$8,565	(2,634)
Interest expense per the consolidated statements of operations	(2,157)	(1,792)
Loss on sale of accounts receivable	(822)	(776)
Interest income included in other, net in the consolidated statements of operations	102	—

Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$5,688	(5,202)

Lock/line LLC accounted for approximately 11% and 10% of consolidated revenues and 20% and 23% of the North American Region revenues for the six months ended May 31, 2006 and 2005, respectively. Another customer accounted for approximately 21% and 18% of the North American Region revenues for the six months ended May 31, 2006 and 2005, respectively. The same customer accounted for 11% of consolidated revenues for the six months ended May 31, 2006. A customer in the Latin American Region accounted for approximately 11% and 25% of consolidated revenues and 23% and 44% of the Latin American Region revenues for the six months ended May 31, 2006 and 2005, respectively. Another customer accounted for approximately 11% and 14% of consolidated revenues and 24% of Latin American Region revenues for the six months ended May 31, 2006 and 2005, respectively. A third customer accounted for 15% of the Latin American Region revenues for the six months ended May 31, 2006.

(5) Debt

Debt consisted of the following at May 31, 2006, and November 30, 2005 (in thousands):

	May 31, 2006	November 30, 2005
Revolving Credit Facility	$9,925	30,462
12% Senior subordinated notes	12,374	12,374

Total debt	$22,299	42,836

At November 30, 2005, the Company had an $85 million Facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility was to expire September 2007. On March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with the bank, which extended the term of the Facility until September 27, 2009. The borrowing rate under the Amended Facility was reduced from prime plus 0.5% to prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 3.5% to LIBOR plus 2.5% for the LIBOR option. The Amended Facility also provides a mechanism for increased borrowing capacity under the loan to pay off the Senior Notes due January 2007, to the extent that the Company is able to obtain credit insurance for certain foreign accounts receivable, primarily out of its Miami export operations.

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of May 31, 2006, the Company had borrowed $9.9 million, at an interest rate of 8.0%. The Company had additional borrowing availability under the Amended Facility, of $19.6 million at May 31, 2006. At July 3, 2006, the Company had borrowed $15.8 million at an interest rate of 8.25% and had additional borrowing availability of $20.5 million under the Amended Facility.

At May 31, 2006, and November 30, 2005, the Company had outstanding $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At May 31, 2006, and November 30, 2005, the Company had $1.4 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

On May 11, 2006, the Company received a non binding commitment from a finance company for a second lien term loan to refinance the Senior Notes. The proposed loan would be for $12.3 million, would accrue interest at LIBOR plus 7.5% and would mature in 2009. There can be no assurance that the Company will finalize this loan.

(6) Joint Venture

In April 2005, in order to increase its activation business and further strengthen its relationship with Radio Movil Dipsa S.A. de C.V. (“Telcel”), the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note that was paid in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel, the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The financial condition and results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements. For the year ended November 30, 2005, a loss of $0.8 million incurred by CII was not fully allocated to the minority interest and the Company did not reflect the deficit for the minority interest because the minority owners are not contractually obligated to fund losses incurred beyond their equity. The unrecognized minority interest in the deficit of CII as of November 30, 2005, was $0.4 million. As of May 31, 2006, CII had cumulative profits of $2.1 million and the balance of the minority interest was $0.9 million.

The individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII calculated based on accounting principles generally accepted in Mexico. In the first quarter of 2006, a preferred dividend of $0.4 million was made to the individual partners which increased the purchase price. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company initially attributed $3.8 million to goodwill and $0.6 million to the customer relationship. The initial purchase price allocation for CII was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2006, the Company completed its valuation. The valuation resulted in the following identified intangibles (in thousands) which are included in other assets, net of accumulated amortization of $0.9 million, in the accompanying balance sheet at May 31, 2006:

		Amortization period
Customer relationship	$3,468	7 years
Non-compete agreements	847	5 to 6 years
Supplier relationship	918	7 years

	$5,233

Based upon the final valuation, the Company reclassified the $3.8 million originally classified as goodwill to the identified intangibles. In accordance with SFAS 141, the Company recognized as a liability $0.9 million which represents the contingent consideration from the preferred dividend that would result in recognition of an additional intangible asset when the contingency is resolved. In addition, the Company recorded $0.8 million during the three months ended May 31, 2006 to reflect the related amortization expense from the acquisition date including additional amortization of $0.6 million following the finalization of the purchase price allocation.

The expected amortization of the intangibles based on the final allocation is as follows (in thousands):

Year Ending November 30,	Amount
2006	$1,224
2007	802
2008	802
2009	785
2010	688
Thereafter	888

(7) Discontinued Operations

In 2005, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the present value of the subordinated promissory note to be $3.0 million, which is included in other assets at November 30, 2005. The remaining $3.0 million will be recognized upon payment. The Company recognized a pre-tax loss of $1.4 million on the sale primarily related to expenses associated with the sale. The Company received the first scheduled interest payment of $150 thousand in the second quarter of 2006. The Company reduced the promissory note by the interest payment and the remaining balance of $2.85 million is included in other assets at May 31, 2006. The Company received the second scheduled interest payment of $150 thousand on June 1, 2006.

As part of the transaction, the Company retained rights against certain manufacturers. During the second quarter of 2006, the Company recovered $0.7 million against those claims. This recovery is recorded in cost of goods sold within discontinued operations.

In 2005, the Company also completed the sale of its Taiwan operations and closed its operations in The Philippines.

The results of discontinued operations for the three and six months ended May 31, 2006 and 2005 are as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
Revenues	$—	52,703	—	142,636
Cost of sales	(708)	55,471	(708)	142,672

Gross profit	708	(2,768)	708	(36)
Selling, general and administrative expenses	102	4,659	102	7,723

Operating income (loss)	606	(7,427)	606	(7,759)

Other income (expense):
Interest expense	—	(267)	—	(792)
Other, net	—	64	—	(18)

Total other income (expense)	—	(203)	—	(810)

Income (loss) before income taxes	606	(7,630)	606	(8,569)

Income taxes	—	—	—	—

Total discontinued operations	$606	(7,630)	606	(8,569)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income of $2.7 million, or $0.13 per diluted share, for the second quarter of 2006, compared with a net loss of $9.4 million, or $0.46 per diluted share, for the same quarter last year. Income (loss) from continuing operations was $2.1 million, or $0.10 per diluted share, and ($1.8) million, or ($0.09) per diluted share, for the second quarter of 2006 and 2005, respectively. Income (loss) from discontinued operations was $0.6 million, or $0.03 per diluted share, and ($7.6) million, or ($0.37) per diluted share, for the second quarter of 2006 and 2005, respectively.

Revenues for the quarter ended May 31, 2006, were $216.8 million, a decrease of $45.0 million, compared to $261.8 million in 2005. Revenues decreased in the Latin American Region ($40.1 million) principally due to decreased sales to the Company’s major carrier customer in Colombia. Revenues decreased in the North American Region ($4.9 million) principally due to a decrease in the insurance replacement business partially offset by an increase in the regional carrier business. Gross profit increased from $13.8 million (5.3% of revenues) in the second quarter of 2005 to $16.6 million (7.7% of revenues) in the second quarter of 2006 primarily due to increases in both the North America and Latin America Region, related principally to the regional carrier group and to the Company’s joint venture in Mexico, respectively. Selling, general and administrative expenses were $12.1 million for the second quarter of 2006 (5.6% of revenues) compared to $14.1 million for the second quarter of 2005 (5.4% of revenues). During the second quarter of 2006, the Company favorably settled a liability relating to a theft of consigned inventory in 2001, resulting in a recovery of $1.4 million.

Lock/line LLC, our largest customer in the North American Region, accounted for $115.0 million or 25% of our fiscal 2005 revenue in the North American Region and contributed 12% of our revenues on a consolidated basis for fiscal 2005. We provide new and refurbished handsets as replacements for lock/line’s insured customers and we facilitate the return process for the end user. Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company, starting in the second quarter of 2006. As of April 2006, this transition has been completed.

Lock/line accounted for $15.3 million or 15% and $25.9 million or 24% of the North American Region revenues in the second quarter of 2006 and 2005, respectively. Based on the results in the second quarter of 2006, the Company now estimates that it will experience a 35% to 50% reduction in revenues from lock/line LLC in fiscal 2006 compared to fiscal 2005. The operating margin for lock/line LLC is comparable to other customers in the North American Region.

In order to provide repair service for lock/line LLC and to meet anticipated future demand for repair and refurbished handsets in North America, the Company had previously integrated its on-site repair facility with a third party repair service provider. As a result of the decrease in business with Asurion, and in light of the recent expiration of its arrangement with its third party repair service provider, the Company is reviewing it business model and opportunities in the repair business.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and six months ended May 31, 2006 and 2005:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0	100.0	100.0
Cost of sales	92.3	94.7	91.9	95.2

Gross profit	7.7	5.3	8.1	4.8
Selling, general and administrative expenses	5.6	5.4	5.8	5.3

Operating income (loss)	2.1	(0.1)	2.3	(0.5)

Other income (expense):
Interest expense	(0.4)	(0.4)	(0.5)	(0.4)
Loss on sale of accounts receivable	(0.2)	(0.2)	(0.2)	(0.1)
Gain on sale of assets	—	—	—	—
Minority interest	(0.3)	—	(0.3)	—
Other, net	—	—	—	—

Total other income (expense)	(0.9)	(0.6)	(1.0)	(0.5)

Income (loss) from continuing operations before income taxes	1.2	(0.7)	1.3	(1.0)
Provision for income taxes	0.3	—	0.3	—

Income (loss) from continuing operations	0.9	(0.7)	1.0	(1.0)

Discontinued operations	0.3	(2.9)	0.1	(1.8)

Net income (loss)	1.2%	(3.6)	1.1	(2.8)

Three Months Ended May 31, 2006, Compared to Three Months Ended May 31, 2005

Revenues. The Company’s revenues decreased $45.0 million, or 17.2%, from $261.8 million in 2005 to $216.8 million in 2006. The Company handled 2.4 million handsets (1.1 million consigned) in the second quarter of 2006 compared to 3.1 million handsets (0.8 million consigned) in the second quarter of 2005. The increase of 0.3 million in consigned units is primarily due to a customer in the North American Region for which the Company provided increased fulfillment services to support the customer’s promotions. The average selling price of handsets for the second quarter of 2006 was $140 compared to $109 in 2005 primarily due to the decrease in revenues in the Miami operations. In 2005, the Miami operations were 35% of consolidated revenues compared to 25% in 2006. Revenues from the Miami operations primarily are derived from the sale of low-end handsets.

North American Region revenues were $101.6 million, a decrease of $4.9 million, compared to $106.5 million in 2005. This decrease in revenues is predominantly due to decreases in the region’s insurance replacement business of $13.0 million and indirect channel business of $8.6 million, partially offset by an increase in the Company’s regional carrier group business of $14.6 million. In the second quarter of 2006, the Company’s insurance replacement business was impacted by the transition of a portion of the lock/line LLC business in April 2006.

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

Lock/line accounted for $15.3 million or approximately 15% of the North American Region revenues and 7% of consolidated revenues in the second quarter of 2006 and $25.9 million or approximately 24% of the North American Region revenues and 10% of consolidated revenues in the second quarter of 2005. Based on the results in the second quarter of 2006, the Company now estimates that it will experience a 35% to 50% reduction in revenues from lock/line LLC in fiscal 2006 compared to fiscal 2005. The operating margin for lock/line LLC is comparable to other customers in the North American Region.

In addition, the Company’s indirect channel business saw a decline in revenues as a result of a major carrier’s decision to change its distribution strategy in 2005. These decreases were partially offset by an increase in the Company’s regional carrier business as several regional carrier customers conducted new model, as well as seasonal, promotions. The promotions have featured high end models, which have a higher average selling price.

The Company’s operations in the Latin American Region provided $115.3 million of revenues in the second quarter of 2006, compared to $155.4 million in 2005, a $40.1 million decrease, primarily due to a decline of $38.1 million in the Company’s operations in Miami. Miami revenues decreased from $92.6 million in 2005 to $54.5 million in 2006, primarily due to a reduction in revenue from the major carrier customer in Colombia. In 2005, the Company expanded its relationship with the carrier in support of the carrier’s technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica Moviles S.A. (“Telefonica”) in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. We believe that the transition to GSM was substantially completed in 2005. Revenues from this customer were $76.6 million in 2005 compared to $38.7 million in 2006. The Company anticipates that revenues from this customer in future periods will be comparable to the 2006 levels. Revenues in Mexico were $58.2 million in 2006 compared to $55.8 million in 2005. The Company continues to focus its efforts on the largest carrier in the country, Radio Movil Dipsa S.A. de C.V. (“Telcel”). In April 2005, in order to increase its activation business and further strengthen its relationship with Telcel, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel. The Mexico operations have seen a shift in the revenue mix from CELEX to the joint venture, which generally operates with higher margins. Revenues from the Company’s operations in Chile were $2.6 million in 2006 compared to $7.0 million in 2005 due to spot sales.

The Company and Motorola, Inc. are currently renegotiating the distribution agreements in both the Latin American and North American Regions. The current distribution agreement for Latin America has been extended through August 2006 and the North America agreement automatically renews monthly. The Company is also in negotiations with several other vendors to expand its product line.

Gross Profit. Gross profit increased $2.8 million from $13.8 million in 2005 to $16.6 million in 2006. Gross profit as a percentage of revenues was 7.7% for the quarter ended May 31, 2006, compared to 5.3% for the second quarter of 2005. Inventory obsolescence for the quarter ended May 31, 2006, was an expense of $0.3 million compared to an expense of $0.6 million for the prior year quarter.

Gross profit, as well as gross profit percentage, in the North American Region increased from 2005. These increases were primarily due to increased revenues and better margins in the Company’s regional carrier group. In the regional carrier business, carrier customers conducted new model, as well as seasonal promotions. The Company’s operations in North America recognized inventory obsolescence expense of $0.3 million in 2006 and 2005.

Gross profit, as well as gross profit percentage, also increased in the Company’s Latin American Region compared to 2005. These increases were primarily due to the Company’s joint venture in Mexico and the receipt of vendor credits in Miami. The Company’s joint venture in Mexico has higher margins than our traditional business. Although there was a decrease in revenues in the Company’s Miami operations, there was an increase in the Miami gross profit percentage as the business with the major carrier customer has a low gross profit percentage and also due to the receipt of vendor credits. Inventory obsolescence for the second quarter of 2006 was a recovery of $8 thousand compared to an expense of $0.3 million in 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $14.1 million in 2005 to $12.1 million in 2006. During the second quarter of 2006, the Company favorably settled a liability relating to a theft of consigned inventory in 2001 resulting in a recovery of $1.4 million. The Company had recognized expenses of $1.8 million in prior years related to this theft. In addition, there was a reduction in payroll and benefits of $0.5 million in the North American and Corporate segments combined as the Company continues to align overhead expenses with the remaining operations. There were also decreases in North America and Corporate in marketing ($0.3 million), due to reductions in trade show expenses; property and facility expenses ($0.5 million), due to assets becoming fully depreciated as well as the move of the Company’s corporate headquarters; professional fees ($0.2 million) associated with legal, accounting and consulting fees; and decreases in various other administrative expenses. These decreases were partially offset by increases in Latin America due to the amortization of the intangible assets related to CII ($0.8 million) as well as an increase in professional fees ($0.5 million) associated with accounting and consulting fees.

Interest Expense. Interest expense in 2006 and 2005 was $0.9 million.

Loss on sale of accounts receivable. The Company recognized $0.4 million in losses on sales of accounts receivable in the second quarter of 2006 compared to $0.5 million in the prior year. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers.

Minority Interest. The Company recognized $0.6 million of expense for the quarter ended May 31, 2006 associated with the CII joint venture in the Company’s Mexico operations.

Income Taxes. Income tax expense was $0.6 million in 2006 compared to zero expense in 2005. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized. For 2006, the Company expects to utilize net operating tax loss carryforwards to offset any 2006 tax liability except for certain minimum taxes, withholding taxes and taxes relating to the Company’s joint venture CII. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005. In conjunction with the sale of the Company’s operations in the PRC in 2005, the Company maintained the right to pursue certain claims against certain manufacturers. In the second quarter of 2006, the Company recovered $0.7 million related to one of these claims.

Six Months Ended May 31, 2006, Compared to Six Months Ended May 31, 2005

Revenues. The Company’s revenues decreased $66.3 million, or 13.6%, from $488.8 million in 2005 to $422.5 million in 2006. The Company handled 5.4 million handsets (2.6 million consigned) in the first six months of 2006 compared to 5.7 million handsets (1.5 million consigned) in the first six months of 2005. The increase of 1.1 million in consigned units is primarily due to a customer in the North American Region for which the Company provided increased fulfillment services to support the customer’s promotions. The average selling price of handsets for the first half of 2006 was $131 compared to $109 in 2005 primarily due to a decrease in revenues in the Miami operations. In 2005, the Miami operations were 35% of consolidated revenues compared to 19% in 2006. Revenues from the Miami operations primarily are derived from the sale of low-end handsets.

North American Region revenues were $224.3 million, an increase of $17.8 million, compared to $206.5 million in 2005. This increase in revenues is predominantly due to an increase in the region’s regional carrier group business of $35.6 million, partially offset by a decline in the Company’s insurance replacement business of $7.8 million and the indirect channel business of $14.2 million as a result of the transition of a portion of the lock/line LLC business in April 2006 as well as a major carrier’s decision to change its distribution strategy.

In the first half of 2006, the Company’s regional carrier customers conducted new model, as well as seasonal, promotions. One of the primary models that has been successful over the first half of the year has been the Motorola RAZR, which carries a higher average selling price. In addition, the Company continued to benefit from its second quarter of 2005 expansion of its relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions.

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

Lock/line accounted for $44.7 million or approximately 20% of the North American Region revenues and 11% of consolidated revenues in the first half of 2006 and $47.9 million or 23% and 10% of the North American Region and consolidated revenues, respectively, for the first half of 2005. Based on the results in the second quarter of 2006, the Company now estimates that it will experience a 35% to 50% reduction in revenues from lock/line LLC in fiscal 2006 compared to fiscal 2005. The operating margin for lock/line LLC is comparable to other customers in the North American Region.

The Company’s operations in the Latin American Region provided $198.2 million of revenues in the first six months of 2006, compared to $282.3 million in same period in 2005, an $84.1 million decrease, primarily due to a decline of $88.3 million in the Company’s operations in Miami. Miami revenues decreased from $168.9 million in 2005 to $80.6 million in 2006, primarily due to a reduction in revenue from the major carrier customer in Colombia. In 2005, the Company expanded its relationship with the carrier in support of the carrier’s technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. We believe that the transition to GSM was substantially completed in 2005. Revenues from this customer were $122.6 million in 2005 compared to $45.7 million in 2006. The Company anticipates that revenues from this customer in future periods will be comparable to the 2006 levels. Revenues in Mexico were $112.6 million in 2006 compared to $101.8 million in 2005. The Company continues to focus its efforts on the largest carrier in the country, Telcel. In April 2005, in order to increase its activation business and further strengthen its relationship with Telcel, CELEX invested in CII. The Mexico operations have seen a shift in the revenue mix from CELEX to the joint venture, which generally operates with higher margins. Revenues from the Company’s operations in Chile were $5.0 million in 2006 compared to $11.6 million in 2005 due to spot sales.

Gross Profit. Gross profit increased $10.5 million from $23.6 million in 2005 to $34.1 million in 2006. Gross profit as a percentage of revenues was 8.1% for the first half of 2006, compared to 4.8% for the first half of 2005.

Gross profit, as well as gross profit percentage, in the North American Region increased from 2005. These increases were primarily due to increased revenues and better margins in the Company’s regional carrier group and better margins in the indirect channel group. In the regional carrier business, carrier customers conducted new model promotions and the Company purchased certain products at the end of November and early December in anticipation of sales in January and February in order to take advantage of certain manufacturer pricing and volume incentives. In the indirect channel, the Company was able to replace a portion of the traditionally low margin business with a major carrier customer’s agents with new customers who purchased higher margin handsets.

Gross profit, as well as gross profit percentage, increased in the Company’s Latin American Region compared to 2005. These increases were primarily due to the Company’s joint venture in Mexico and the receipt of vendor credits. The Company’s joint venture in Mexico has higher margins than our traditional business. The margins in the operations in Mexico also increased due to the receipt of vendor credits. This increase in gross profit was partially offset by a decline in Miami. This decline was primarily due to the decline in revenues with the major carrier customer in Colombia partially offset by the receipt of vendor credits. However, there was an increase in the Miami gross profit percentage as the business with the major carrier customer has a low gross profit percentage.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $26.2 million in 2005 to $24.5 million in 2006. During the second quarter of 2006, the Company favorably settled a liability relating to a theft of consigned inventory in 2001 resulting in a recovery of $1.4 million. The Company had recognized expenses of $1.8 million in prior years related to this theft. In addition, there was a reduction in payroll and benefits of $0.9 million in the North American and Corporate segments combined as the Company continues to align overhead expenses with the remaining operations. There were also decreases in North America and Corporate in marketing ($0.5 million), due to reductions in trade show expenses; property and facility expenses ($0.6 million), due to assets being fully depreciated as well as the move of the Company’s corporate headquarters; professional fees ($0.7 million) associated with legal, accounting and consulting; and decreases in various other administrative expenses. These decreases were partially offset by increases in Latin America due to the amortization of the intangible asset related to CII ($0.8 million), as well as an increase in professional fees ($0.8 million) due to accounting and consulting. Bad debt expense for the first half of 2006 was $0.2 million compared to a recovery of $0.6 million in 2005. The increase in bad debt expense of $0.8 million was primarily due to a recovery of $0.5 million in 2005 in the North American Region due to a payment received on an account previously reserved.

Interest Expense. Interest expense in 2006 was $2.2 million compared to $1.8 million in the prior year primarily due to an increase in the prime rate as well as the average amount borrowed.

Loss on sale of accounts receivable. The Company recognized $0.8 million in losses on sales of accounts receivable in the first half of 2006 and 2005. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers.

Minority Interest. The Company recognized $1.2 million of expense for the six months ended May 31, 2006, associated with the CII joint venture in the Company’s Mexico operations.

Income Taxes. Income tax expense was $1.5 million in 2006 compared to zero expense in 2005. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized. For 2006, the Company expects to utilize net operating tax loss carryforwards to offset any 2006 tax liability except for certain minimum taxes, withholding taxes and taxes relating to the Company’s joint venture CII. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005. In conjunction with the sale of the Company’s operations in the PRC in 2005, the Company maintained the right to pursue certain claims against certain manufacturers. In the second quarter of 2006, the Company recovered $0.7 million related to one of these claims.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at May 31, 2006, (amounts in thousands):

	Total	Payments Due By Period
		Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Continuing operations
Revolving credit facility (variable interest, 8.0% at May 31, 2006)	$9,925	—	9,925	—	—
12% Senior subordinated notes	12,374	12,374	—	—	—
Operating leases	3,585	1,988	1,473	124	—

Total contractual obligations	25,884	14,362	11,398	124	—

The Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs during the quarter ended May 31, 2006. The Company is dependent on maintaining open vendor trade credit lines on reasonable terms. The Company believes the current credit lines will allow it to meet its anticipated product needs from Motorola and other vendors as well as assist in growing the business in the North and Latin America Regions. Interruption of these lines could have a material adverse impact on the Company’s business.

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

In North America, the credit terms granted by the Company generally coincide with the credit terms it receives from its vendors except for lock/line LLC, whose terms generally exceed by 30 days the terms received from the Company’s vendors. In the Latin America Region, the Company’s credit terms frequently exceed by 30 to 60 days the terms received from the Company’s vendors and as a result the Company factors receivables as necessary to make payments to its vendors. Compared to November 30, 2005, accounts receivable decreased from $98.4 million to $65.4 million at May 31, 2006. The average accounts receivable balance for the quarter ended November 30, 2005, was $89.0 million compared to $75.6 million for the quarter ended May 31, 2006. Accounts receivable days sales outstanding for the period ended May 31, 2006, based on monthly accounts receivable balances, were 31.7, compared to 36.7 for the period ended November 30, 2005. Excluding workout accounts which are fully reserved, 92% of the Company’s trade accounts receivable at May 31, 2006 were current. North America accounts receivable decreased by $15.0 million primarily due to the decline in the business with lock/line LLC. Accounts receivable have decreased by $5.8 million and $11.3 million in Mexico and Miami operations, respectively, primarily due to the timing of the sale of accounts receivable. Inventories increased to $86.3 million at May 31, 2006, from $81.5 million at November 30, 2005, primarily due to an increase of $16.0 million in the Company’s Miami operations partially offset by a decline of $12.8 million in the North American Region. The increase in Miami is due to a buildup for anticipated sales to Telefonica. In addition, included in Miami’s inventory at May 31, 2006 is $11.6 million for which goods have been shipped and title transferred but the criteria for revenue recognition has not been met because a right of return exists or the goods were considered bill and hold. The decline in North America is primarily a result of the decrease in business with lock/line LLC. Inventory turns for the period ended May 31, 2006, based on monthly inventory balances, were 10.0 turns, compared to 10.8 for the period ended November 30, 2005, primarily due to the impact of the sales with right of return. Accounts payable decreased to $139.7 million at May 31, 2006, compared to $146.3 million at November 30, 2005, primarily due to a decrease of $23.5 million in North America partially offset by increases of $10.0 million and $7.4 million in the Company’s Miami and Mexico operations, respectively. The change in North America corresponds with the decline in accounts receivable and inventory balances. The increase in Miami is due to the increase in the inventory balance and the increase in Mexico is a result of the timing of purchases.

At November 30, 2005, the Company had an $85.0 million Facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its 12% Senior Subordinated Notes (the “Senior Notes”), the Facility was to expire September 2007. On March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with the bank, which extended the term of the Facility until September 27, 2009. The borrowing rate under the Amended Facility was reduced from prime plus 0.5% to prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 3.5% to LIBOR plus 2.5% for the LIBOR option. The Amended Facility also provides a mechanism for increased borrowing capacity under the loan to pay off the Senior Notes due January 2007, to the extent that the Company is able to obtain credit insurance for certain foreign accounts receivable, primarily out of its Miami export operations. The Company continues to look for alternative financial arrangements with regard to the Senior Notes.

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations, and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of May 31, 2006, the Company had borrowed $9.9 million at an interest rate of 8.0%, a decrease of $20.6 million from $30.5 million at November 30, 2005. The Company used cash flow from operations for the six months ended May 31, 2006, of $27.4 million to reduce the amount outstanding under the Amended Facility. The Company had additional borrowing availability under the Amended Facility of $19.6 million at May 31, 2006, compared to $18.2 million at November 30, 2005. The Company experienced a decline in the borrowing base during the three months ended May 31, 2006, primarily due to the decline in the business with lock/line LLC. The borrowing base is calculated based upon eligible domestic accounts receivable and inventory. The Company experienced a similar decline in the need for working capital as a result of the lock/line LLC transition. Future growth in the domestic business should result in an increase in the borrowing base.

At July 3, 2006, the Company had borrowed $15.8 million at an interest rate of 8.25% and had additional borrowing availability of $20.5 million under the Amended Facility.

At May 31, 2006 and November 30, 2005, the Company had outstanding $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments had been accrued. At May 31, 2006 and November 30, 2005, the Company had $1.4 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. The Company expects that it can refinance the Senior Notes by the maturity date.

On May 11, 2006, the Company received a non binding commitment from a finance company for a second lien term loan to refinance the Senior Notes. The proposed loan would be for $12.3 million, would accrue interest at LIBOR plus 7.5% and would mature in 2009. There can be no assurance that the Company will finalize this loan.

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

The Company has an agreement with a financial institution whereby it may sell up to $120.0 million of trade receivables from Telcel. In addition, the Company also has an agreement with another financing company whereby it may sell, with no limit, trade receivables from Telefonica. The annual discount rates on the sale agreements range from 6.25% to 10.5%. These sale transactions are without recourse and are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” At May 31, 2006, and November 30, 2005, the Company had $35.5 million and $25.8 million of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $0.8 million for both the six months ended May 31, 2006 and 2005.

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

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no changes during the six months ended May 31, 2006, to the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements except the Company adopted SFAS 123(R) effective December 1, 2005 as discussed in Note 2 to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended May 31, 2006, and 2005, the Company recorded net foreign currency gains of $0.1 million and $0.4 million, respectively, in cost of goods sold. The gain in both quarters was primarily due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure is primarily related to the Mexican peso. The Company’s exposure in Chile is currently limited due to the size of the operations. The Company’s sales in its Miami operations are denominated in U.S. dollars.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by having transactions denominated in US dollars. The Company continues to evaluate foreign currency exposures and related protection measures.

As of May 31, 2006, the Company had forward purchase contracts relating to USD $0.7 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts had terms matching the length of the receivable, and mature in June and August 2006. Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended May 31, 2006, the interest rate of borrowings under the Facility ranged from 7.75% to 8.25%. The Company sells certain receivables in its Latin American operations. The annual rates on the sale of receivables varied from 6.25% to 10.5%. An additional one percent change in variable interest rates will not have a material impact on the Company. The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer have concluded due to the material weaknesses discussed in Management’s Report on Internal Control in the Form 10-K for the year ended November 30, 2005, that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2006, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to strengthen controls during the quarter ended May 31, 2006, the Company continued to update certain policies which were identified during 2005 as being inconsistently applied and held various meetings with finance personnel to increase understanding of policies. In addition, Corporate management continued to increase its review and oversight in these areas. Additional staff has been added to assist in the preparation of the detailed account reconciliations to allow a more timely and precise review. In December 2005, the Company’s Vice President of Tax resigned. The Company entered into a consulting agreement with the Vice President of Tax to provide tax assistance as needed. In March 2006, the Company began outsourcing the tax function to a third party.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 14, 2006, after the Company’s year-end earnings conference call, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter and is continuing to deliver documents to the SEC in response to their request. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar Corporation or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 6. Exhibits

10.1	Consent, dated as of May 25, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, Inc., in its capacity as agent for the Lenders. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2006, and incorporated herein by reference.
(2)	Filed herewith.

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

July 10, 2006