Form 10-Q
period 2006-08-31
CELLSTAR CORP
filed 2006-10-05
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

On September 29, 2006, there were 21,173,650 outstanding shares of common stock, $0.01 par value per share.

CELLSTAR CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CELLSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	August 31,	November 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,450	10,744
Accounts receivable (less allowance for doubtful accounts of $38,036 and $38,313, respectively)	72,143	98,356
Inventories	71,838	81,547
Deferred income taxes	792	792
Prepaid expenses	2,260	1,834
Assets held for sale - Building	—	1,516
Total current assets	173,483	194,789

Property and equipment, net	2,559	3,689
Deferred income taxes	6,655	6,655
Goodwill	—	3,392
Other assets	8,296	5,334
	$190,993	213,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,977	30,462
12% Senior subordinated notes	1,074	—
Accounts payable	119,989	146,292
Deferred revenue	4,924	416
Accrued expenses	12,266	13,609
Income taxes payable	214	—
Minority interest	1,662	—
Total current liabilities	164,106	190,779

12% Senior subordinated notes	11,300	12,374
Other long-term liabilities	—	615
Total liabilities	175,406	203,768

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,165,650 and 20,827,529 shares issued and outstanding, respectively	212	208
Additional paid-in capital	124,094	124,204
Unearned compensation	—	(650)
Accumulated other comprehensive loss—foreign currency translation adjustments	(8,484)	(7,673)
Retained deficit	(100,190)	(105,998)
	15,632	10,091
Less - Treasury stock (14,479 shares at cost at August 31, 2006)	(45)	—
Total stockholders’ equity	15,587	10,091
	$190,993	213,859

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005

Revenues	$237,775	277,691	660,261	766,538
Cost of sales	221,342	264,883	609,758	730,097
Gross profit	16,433	12,808	50,503	36,441

Selling, general and administrative expenses	12,396	12,553	36,876	38,764
Operating income (loss)	4,037	255	13,627	(2,323)

Other income (expense):
Interest expense	(595)	(1,066)	(2,752)	(2,856)
Loss on sale of accounts receivable	(937)	(1,116)	(1,759)	(1,894)
Gain on sale of building	—	—	240	—
Minority interest	(775)	—	(2,016)	—
Other, net	70	(35)	148	(91)
Total other income (expense)	(2,237)	(2,217)	(6,139)	(4,841)

Income (loss) from continuing operations before income taxes	1,800	(1,962)	7,488	(7,164)

Provision for income taxes	807	—	2,265	—

Income (loss) from continuing operations	993	(1,962)	5,223	(7,164)

Discontinued operations	(21)	(5,611)	585	(14,180)

Net income (loss)	$972	(7,573)	5,808	(21,344)

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$0.05	(0.10)	0.25	(0.35)

Discontinued operations	—	(0.27)	0.03	(0.70)

Net income (loss) per share	$0.05	(0.37)	0.28	(1.05)

Diluted:

Income (loss) from continuing operations	$0.05	(0.10)	0.25	(0.35)

Discontinued operations	—	(0.27)	0.03	(0.70)

Net income (loss) per share	$0.05	(0.37)	0.28	(1.05)

Weighted average number of shares:

Basic	20,405	20,367	20,384	20,367

Diluted	21,180	20,367	21,079	20,367

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended August 31, 2006 and 2005

(Unaudited)

(In thousands)

	Common Stock				Accumulated other
	Shares	Amount	Additional paid-in capital	Unearned compensation	comprehensive loss	Retained deficit	Treasury Stock	Total

Balance at November 30, 2005	20,827	$208	124,204	(650)	(7,673)	(105,998)	—	10,091
Comprehensive income:
Net income	—	—	—	—	—	5,808	—	5,808
Foreign currency translation adjustment	—	—	—	—	(811)	—	—	(811)
Total comprehensive income								4,997
Grant of restricted stock	425	4	(4)	—	—	—	—	—
Cancellation of restricted stock	(72)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	469	—	—	—	—	469
Stock option expense	—	—	75	—	—	—	—	75
Reclassification of unearned compensation expense pursuant to 123R adoption	—	—	(650)	650	—	—	—	—
Treasury stock	(14)	—	—	—	—	—	(45)	(45)

Balance at August 31, 2006	21,166	$212	124,094	—	(8,484)	(100,190)	(45)	15,587

Balance at November 30, 2004	20,367	$204	123,489	—	(8,405)	(81,415)	—	33,873
Comprehensive loss:
Net loss	—	—	—	—	—	(21,344)	—	(21,344)
Foreign currency translation adjustment	—	—	—	—	461	—	—	461
Total comprehensive loss								(20,883)
Grant of restricted stock	142	1	327	(328)	—	—	—	—
Amortization of restricted stock	—	—	—	36	—	—	—	36

Balance at August 31, 2005	20,509	$205	123,816	(292)	(7,944)	(102,759)	—	13,026

See accompanying notes to unaudited consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2006 and 2005

(Unaudited)

(In thousands)

	2006	2005

Cash flows from operating activities:
Net income (loss)	$5,808	(21,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	159	(620)
Provision for inventory obsolescence	2,902	2,657
Stock based compensation	544	36
Depreciation and amortization	3,308	3,085
Discontinued operations	(585)	—
Minority interest	2,016	68
Gain on sale of building	(240)	—
Changes in operating assets and liabilities:
Accounts receivable	(153,607)	(266,614)
Inventories	6,807	26,827
Prepaid expenses	(426)	2,531
Other assets	628	(708)
Accounts payable	(27,167)	(33,687)
Deferred revenue	4,508	63
Accrued expenses	(2,305)	(3,300)
Income taxes payable	214	—
Net proceeds from sale of accounts receivable	178,821	296,417
Discontinued operations	585	59,587

Net cash provided by operating activities	21,970	64,998

Cash flows from investing activities:
Purchases of property and equipment	(606)	(817)
Proceeds from sale of building	1,742	—
Investment in joint venture	(369)	(1,100)
Discontinued operations	—	4,988

Net cash provided by investing activities	767	3,071

Cash flows from financing activities:
Borrowings on notes payable	470,808	578,350
Payments on notes payable	(477,293)	(597,926)
Distribution of minority interest	(347)	—
Additions to deferred loan costs	(154)	(876)
Purchases of treasury stock	(45)	—
Discontinued operations	—	(52,059)

Net cash used in financing activities	(7,031)	(72,511)

Net increase (decrease) in cash and cash equivalents	15,706	(4,442)
Cash and cash equivalents at beginning of period	10,744	13,179

Cash and cash equivalents at end of period	$26,450	8,737

Non-Cash Investing and Financing Activity Investment in Joint Venture	$864	3,000

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

(b) Accounts Receivable

The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers. The annual discount rates on the sale agreements range from 6.1% to 11.4%. These sale transactions are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125.” At August 31, 2006, and November 30, 2005, the Company had $43.2 million and $25.8 million, respectively, of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $0.9 million and $1.1 million for the three months and $1.8 million and $1.9 million for the nine months ended August 31, 2006 and 2005, respectively.

(c) Inventories

Included in inventory is $10.9 million and $4.2 million at August 31, 2006, and November 30, 2005, respectively, for which goods have been shipped and title has transferred but the criteria for revenue recognition has not been met due to rights of return or for goods that were considered bill and hold.

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

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the three and nine months ended August 31, 2006. The Company expects to issue primarily restricted stock in future periods.

For the three and nine months ended August 31, 2006, the Company recorded ($5) thousand and $75 thousand, respectively, for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses. At August 31, 2006, there is $84 thousand of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $43 thousand will be recognized in fiscal 2006 and $41 thousand will be recognized in subsequent years through fiscal 2008.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, compensation costs associated with recognizing stock based compensation under the fair value method. There was no stock based compensation expense related to employee stock options recognized during the three and nine months ended August 31, 2005, however, pro forma stock based compensation expense for the three and nine months ended August 31, 2005, is as follows:

	Three months ended	Nine months ended
	August 31, 2005	August 31, 2005

Net loss, as reported	$(7,573)	(21,344)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	7	(240)

Proforma net loss	$(7,566)	(21,584)

Net loss per common share:
as reported	$(0.37)	(1.05)
proforma	(0.37)	(1.06)

On May 2, 2005, Robert A. Kaiser, the Company’s Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the Plan and a related award agreement. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date and vesting may accelerate upon the occurrence of events specified in the grant agreement. On May 2, 2006, 47,342 shares vested, of which 12,521 were withheld by the Company to pay withholding tax. The stock appreciation rights expired on December 31, 2005. The total value of the award, $0.3 million, is being expensed over the service period.

On November 15, 2005, December 15, 2005, and March 7, 2006, executive officers, directors and certain employees of the Company received a total of 318,000, 3,000 and 421,800 shares, respectively, of restricted stock pursuant to the Plan. The shares of restricted stock will vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.2 million, is being expensed over the service period. During the quarter ended August 31, 2006, 6,000 shares vested, of which 1,958 shares were withheld by the company to pay withholding tax.

The balance of unearned compensation related to the unearned portion of the restricted stock awards was eliminated against additional paid-in capital upon our adoption of SFAS 123(R) as of the beginning of fiscal 2006.

For the three and nine months ended August 31, 2006, the Company recognized $0.2 million and $0.5 million, respectively, of expense related to the restricted stock grants which is included in selling, general and administrative expenses. As of August 31, 2006, the total remaining unearned compensation related to restricted stock awards was $1.9 million which will be amortized over the service periods through March 2009.

(3) Net Income (Loss) Per Share

Options to purchase 0.5 million shares of common stock for the three and nine months ended August 31, 2006, and, 1.5 million shares and 1.7 million shares of common stock for the three and nine months ended August 31, 2005, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price. A reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended August 31, 2006 and 2005 follows:

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005
Basic:

Income (loss) from continuing operations	$993	(1,962)	5,223	(7,164)
Discontinued operations	(21)	(5,611)	585	(14,180)

Net income (loss)	$972	(7,573)	5,808	(21,344)

Weighted average number of shares outstanding	20,405	20,367	20,384	20,367

Income (loss) from continuing operations	$0.05	(0.10)	0.25	(0.35)
Discontinued operations	—	(0.27)	0.03	(0.70)

Net income (loss) per share	$0.05	(0.37)	0.28	(1.05)

Diluted:

Income (loss) from continuing operations	$993	(1,962)	5,223	(7,164)
Discontinued operations	(21)	(5,611)	585	(14,180)

Net income (loss)	$972	(7,573)	5,808	(21,344)

Weighted average number of shares outstanding	20,405	20,367	20,384	20,367
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	775	—	695	—

Weighted average number of shares outstanding including effect of dilutive securities	21,180	20,367	21,079	20,367

Income (loss) from continuing operations	$0.05	(0.10)	0.25	(0.35)
Discontinued operations	—	(0.27)	0.03	(0.70)

Net income (loss) per share	$0.05	(0.37)	0.28	(1.05)

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

Segment asset information as of August 31, 2006, and November 30, 2005, follows (in thousands):

	Latin	North
	America	America	Europe	Corporate	Total

Total assets
August 31, 2006	$115,077	51,610	—	24,306	190,993
November 30, 2005	116,123	83,318	646	13,772	213,859

The decrease of $31.7 million in total assets in the North American Region was primarily due to the transition of a portion of the lock/line business in the second quarter of 2006, as well as a build up of inventory at November 30, 2005, in anticipation of first quarter sales.

Prior to lock/line LLC’s merger with Asurion, we provided new and refurbished handsets as replacements for lock/line’s insured customers, and we facilitated the return process for the end user. Lock/line, previously our largest customer in the North American Region, completed its merger with Asurion Corporation, effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company, starting in the second quarter of 2006. As of April 2006, this transition has been completed. For the three months ended August 31, 2006 and 2005, lock/line LLC accounted for approximately 1% and 13% of consolidated revenues and 4% and 28% of the North American Region revenues, respectively.

The increase of $10.5 million in total assets in the Corporate segment is primarily due to a $10.0 million cash transfer from the Company’s Mexico operations in the first quarter of 2006.

Segment operations information for the three and nine months ended August 31, 2006 and 2005 follows (in thousands):

	Latin	North
	America	America	Corporate	Total

Three months ended August 31, 2006
Revenues from external customers	$149,052	88,723	—	237,775
Operating income (loss)	4,695	2,641	(3,299)	4,037
Income (loss) from continuing operations before interest and taxes	3,951	2,639	(3,317)	3,273

Three months ended August 31, 2005
Revenues from external customers	148,177	129,514	—	277,691
Operating income (loss)	2,942	1,044	(3,731)	255
Income (loss) from continuing operations before interest and taxes	2,763	385	(2,928)	220

A reconciliation of income (loss) per the segment table to income (loss) from continuing operations before income taxes per the consolidated statements of operations follows:

	2006	2005
Income (loss) from continuing operations before interest and income taxes per segment information	$3,273	220
Interest expense per the consolidated statements of operations	(595)	(1,066)
Loss on sale of accounts receivable	(937)	(1,116)
Interest income included in other, net in the consolidated statements of operations	59	—
Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$1,800	(1,962)

	Latin	North
	America	America	Corporate	Total

Nine months ended August 31, 2006
Revenues from external customers	$347,221	313,040	—	660,261
Operating income (loss)	10,208	12,964	(9,545)	13,627
Income (loss) from continuing operations before interest and taxes	8,172	12,966	(9,300)	11,838

Nine months ended August 31, 2005
Revenues from external customers	430,503	336,035	—	766,538
Operating income (loss)	8,378	1,513	(12,214)	(2,323)
Income (loss) from continuing operations before interest and taxes	7,803	(413)	(9,804)	(2,414)

A reconciliation of income (loss) per the segment table to income (loss) from continuing operations before income taxes per the consolidated statements of operations follows:

	2006	2005
Income (loss) from continuing operations before interest and income taxes per segment information	$11,838	(2,414)
Interest expense per the consolidated statements of operations	(2,752)	(2,856)
Loss on sale of accounts receivable	(1,759)	(1,894)
Interest income included in other, net in the consolidated statements of operations	161	—
Income (loss) from continuing operations before income taxes per the consolidated statements of operations	$7,488	(7,164)

Lock/line LLC accounted for approximately 7% and 11% of consolidated revenues and 15% and 25% of the North American Region revenues for the nine months ended August 31, 2006 and 2005, respectively. Another customer accounted for approximately 20% and 17% of the North American Region revenues for the nine months ended August 31, 2006 and 2005, respectively. A customer in the Latin American Region accounted for approximately 14% and 17% of consolidated revenues and 26% and 30% of the Latin American Region revenues for the nine months ended August 31, 2006 and 2005, respectively. Another customer accounted for approximately 14% and 19% of consolidated revenues and 26% and 33% of Latin American Region revenues for the nine months ended August 31, 2006 and 2005, respectively. A third customer accounted for 13% of the Latin American Region revenues for the nine months ended August 31, 2006.

(5) Debt

Debt consisted of the following at August 31, 2006, and November 30, 2005 (in thousands):

	August 31,	November 30,
	2006	2005

Revolving Credit Facility	$23,977	30,462

12% Senior subordinated notes	12,374	12,374

Total debt	$36,351	42,836

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

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of August 31, 2006, the Company had borrowed $24.0 million at an interest rate of 8.25%. The Company had additional borrowing availability under the Amended Facility of $12.8 million at August 31, 2006. At September 29, 2006, the Company had borrowed $32.4 million at an interest rate of 8.25% and had additional borrowing availability of $4.9 million under the Amended Facility.

On July 6, 2006, the Company finalized an amendment to its Amended Facility, modifying certain terms and conditions of the Amended Facility to allow the Company’s operations in Chile to factor certain receivables in order to provide working capital to those operations.

On August 31, 2006, the Company finalized an amendment to its Amended Facility to allow the Company to enter into a term loan to provide funding to redeem its Senior Notes.

On October 4, 2006, the Company obtained a waiver from the bank for the Company exceeding its factoring limit in Mexico. Without this waiver, the Company would not have been in compliance with the covenant.

At August 31, 2006, and November 30, 2005, the Company had outstanding $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At August 31, 2006, and November 30, 2005, the Company had $0.6 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates. On August 31, 2006, the Company entered into a Term Loan and Security Agreement (the “Agreement “) with a finance company. Pursuant to the Agreement, the finance company has agreed to provide the Company with the financing (the “Term Loan”) to purchase and/or redeem its Senior Notes. The Company may borrow up to $12.3 million to purchase and/or redeem the Senior Notes, which may be funded through a maximum of two separate advances to be completed by December 31, 2006. The borrowing rate under the Term Loan is LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan matures September 27, 2009. The Term Loan will be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan. Interest payments are due on the first day of each month following the first distribution of funds. Due to our ability to refinance the Senior Notes on a long-term basis, the Company has classified $11.3 million of the Senior Notes as long-term. The amount classified as long-term debt is limited to the availability under the Term Loan less scheduled payments under the Term Loan due within one year.

The Term Loan is subordinated to the Amended Facility. The Term Loan is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Term Loan. The Term Loan is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Term Loan contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of August 31, 2006, the Company had no borrowings under the Term Loan. As of September 29, 2006, the Company had borrowed $10.4 million at an interest rate ranging from 12.9% to 14.5% and had additional borrowing availability of $1.9 million under the Term Loan. The first quarterly payment of $250 thousand was made on September 29, 2006.

In September 2006, the Company redeemed $10.5 million of Senior Notes at a one percent discount. The Company will recognize a gain on the transaction for the quarter ending November 30, 2006, of $0.6 million which also includes reversal of the interest previously accrued as part of the troubled debt restructuring.

(6) Joint Venture

In April 2005, in order to increase its activation business and further strengthen its relationship with Radio Movil Dipsa S.A. de C.V. (“Telcel”), the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. (“Wireless Solutions”) and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of $2.0 million of accounts receivable and a $1.0 million note that was paid in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel, the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The financial condition and results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements. For the year ended November 30, 2005, a loss of $0.8 million incurred by CII was not fully allocated to the minority interest and the Company did not reflect the deficit for the minority interest because the minority owners are not contractually obligated to fund losses incurred beyond their equity. The unrecognized minority interest in the deficit of CII as of November 30, 2005, was $0.4 million. As of August 31, 2006, CII had cumulative profits of $3.6 million and the balance of the minority interest was $1.7 million.

The individual partners of Wireless Solutions are entitled to a cumulative preferred dividend of $4.0 million payable from the profits of CII calculated based on accounting principles generally accepted in Mexico. In the first quarter of 2006, a preferred dividend of $0.4 million was paid to the individual partners which increased the purchase price. No dividends shall be paid to CELEX as long as any portion of the preferred dividend remains unpaid. The Company initially attributed $3.8 million to goodwill and $0.6 million to the customer relationship. The initial purchase price allocation for CII was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2006, the Company completed its valuation. The valuation resulted in the following identified intangibles (in thousands) which are included in other assets, net of accumulated amortization of $0.9 million, in the accompanying balance sheet at August 31, 2006:

		Amortization
		Period

Customer relationship	$3,468	7 years
Non compete agreements	847	5 to 6 years
Supplier relationship	918	7 years

	$5,233

Based upon the final valuation, during the quarter ended May 31, 2006, the Company reclassified the $3.8 million originally classified as goodwill to the identified intangibles. In accordance with SFAS 141, the Company recognized as a liability $0.9 million which represents the contingent consideration from the preferred dividend that would result in recognition of an additional intangible asset when the contingency is resolved. In addition, the Company recorded $0.8 million during the three months ended May 31, 2006 to reflect the related amortization expense from the acquisition date including additional amortization of $0.6 million following the finalization of the purchase price allocation.

The expected amortization of the intangibles based on the final allocation is as follows (in thousands):

Year Ending November 30,	Amount
2006	$1,224
2007	802
2008	802
2009	785
2010	688
Thereafter	888

(7) Discontinued Operations

In 2005, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The Company estimated the value of the subordinated promissory note to be $3.0 million. The remaining $3.0 million will be recognized upon payment. The Company recognized a pre-tax loss of $1.4 million on the sale primarily related to expenses associated with the sale. The Company has received the interest payments on the promissory note as scheduled. The Company has reduced the promissory note by the interest payments and the remaining balance of $2.7 million is included in other assets at August 31, 2006. The Company received the third scheduled interest payment of $150 thousand on September 1, 2006.

As part of the transaction, the Company retained rights against certain manufacturers. During the second quarter of 2006, the Company recovered $0.7 million against those claims. This recovery is recorded in cost of goods sold within discontinued operations.

In 2005, the Company also completed the sale of its Taiwan operations and closed its operations in The Philippines.

The results of discontinued operations for the three and nine months ended August 31, 2006 and 2005 are as follows (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005

Revenues	$—	11,391	—	154,027
Cost of sales	—	12,169	(708)	154,841
Gross profit	—	(778)	708	(814)
Selling, general and administrative expenses	(3)	4,751	99	12,474
Operating income (loss)	3	(5,529)	609	(13,288)
Other income (expense):
Interest expense	—	(82)	—	(874)
Other, net	—	—	—	(18)
Total other income (expense)	—	(82)	—	(892)

Income (loss) before income taxes	3	(5,611)	609	(14,180)

Income taxes	24	—	24	—

Total discontinued operations	$(21)	(5,611)	585	(14,180)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income of $1.0 million, or $0.05 per diluted share, for the third quarter of 2006, compared with a net loss of $7.6 million, or $0.37 per diluted share, for the same quarter last year. Income (loss) from continuing operations was $1.0 million, or $0.05 per diluted share, and ($2.0) million, or ($0.10) per diluted share, for the third quarter of 2006 and 2005, respectively. Loss from discontinued operations was $21 thousand, or $0.00 per diluted share, and ($5.6) million, or ($0.27) per diluted share, for the third quarter of 2006 and 2005, respectively.

Revenues for the quarter ended August 31, 2006, were $237.8 million, a decrease of $39.9 million, compared to $277.7 million in 2005. Revenues decreased in the North American Region ($40.8 million) principally due to a decrease in the insurance replacement business as well as a decline in the indirect channel business. Revenues increased by $0.9 million in the Latin American Region principally due to increases in Chile and Miami, partially offset by a decline in Mexico. Gross profit increased from $12.8 million (4.6% of revenues) in the third quarter of 2005 to $16.4 million (6.9% of revenues) in the third quarter of 2006. Gross profit increased as a percentage of revenues in North America primarily due to better margins in the regional carrier group and indirect channel business and in Latin America primarily due to the Company’s joint venture in Mexico. Selling, general and administrative expenses were $12.4 million for the third quarter of 2006 (5.2% of revenues) compared to $12.6 million for the third quarter of 2005 (4.5% of revenues).

On August 31, 2006, the Company entered into a term loan to provide the financing to purchase or redeem the Company’s $12.4 million of subordinated debt due January 2007.

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

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three and nine months ended August 31, 2006 and 2005:

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005

Revenues	100.0%	100.0	100.0	100.0
Cost of sales	93.1	95.4	92.4	95.2

Gross profit	6.9	4.6	7.6	4.8
Selling, general and administrative expenses	5.2	4.5	5.6	5.1

Operating income (loss)	1.7	0.1	2.0	(0.3)

Other income (expense):
Interest expense	(0.3)	(0.4)	(0.4)	(0.4)
Loss on sale of accounts receivable	(0.4)	(0.4)	(0.2)	(0.2)
Gain on sale of assets	—	—	—	—
Minority interest	(0.3)	—	(0.3)	—
Other, net	—	—	—	—
Total other income (expense)	(1.0)	(0.8)	(0.9)	(0.6)

Income (loss) from continuing operations before income taxes	0.7	(0.7)	1.1	(0.9)

Provision for income taxes	0.3	—	0.3	—

Income (loss) from continuing operations	0.4	(0.7)	0.8	(0.9)

Discontinued operations	—	(2.0)	0.1	(1.9)

Net income (loss)	0.4%	(2.7)	0.9	(2.8)

Three Months Ended August 31, 2006, Compared to Three Months Ended August 31, 2005

Revenues. The Company’s revenues decreased $39.9 million, or 14.4%, from $277.7 million in 2005 to $237.8 million in 2006. The Company handled 2.8 million handsets (1.0 million consigned) in the third quarter of 2006 compared to 3.4 million handsets (1.2 million consigned) in the third quarter of 2005. The average selling price of handsets for the third quarter of 2006 was $119 compared to $113 in 2005 primarily due to a higher average selling price in the Company’s Miami operations. In 2005, the operations’ major carrier customer in Colombia initiated aggressive promotions in the country consisting primarily of low end handsets.

North American Region revenues were $88.7 million, a decrease of $40.8 million, compared to $129.5 million in 2005. This decrease in revenues is predominantly due to decreases in the region’s insurance replacement business of $34.9 million and indirect channel business of $4.0 million. In the third quarter of 2006, the Company’s insurance replacement business was impacted by the transition of a portion of the lock/line LLC business in April 2006.

Lock/line, previously our largest customer in the North American Region, accounted for $3.5 million or approximately 4% of the North American Region revenues and 1% of consolidated revenues in the third quarter of 2006 and $35.9 million or approximately 28% of the North American Region revenues and 13% of consolidated revenues in the third quarter of 2005. Based on the results in the third quarter of 2006, the Company now estimates that it will experience a 50% reduction in revenues from lock/line LLC in fiscal 2006 compared to fiscal 2005. The operating margin for lock/line LLC is comparable to other customers in the North American Region. The Company expects revenues from lock/line to be comparable to the third quarter of 2006 in future quarters. In addition, the Company’s indirect channel business saw a decline in revenues as a result of consolidation of some of its customers as well as a shift of the business model from high volume low margin products to a higher margin model.

The Company’s operations in the Latin American Region provided $149.1 million of revenues in the third quarter of 2006, compared to $148.2 million in 2005, a $0.9 million increase. Revenues in Mexico were $74.8 million in 2006 compared to $84.7 million in 2005, a decrease of $9.9 million. The Company continues to focus its efforts on the largest carrier in the country, Radio Movil Dipsa S.A. de C.V. (“Telcel”). In April 2005, in order to increase its activation business and further strengthen its relationship with Telcel, the Company’s subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”), invested in a joint venture with Soluciones Inalambricas S.A. de C.V. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel through a national retailer. Revenues associated with Telcel, including the joint venture, were $59.0 million in 2006 compared to $60.3 million in 2005. The Mexico operations have seen a shift in the revenue mix from CELEX to the joint venture, which generally operates with higher margins. The decline in overall revenues in Mexico was due to lower revenues from CELEX. In 2005, CELEX benefited from the launch of new models, including the Motorola RAZR. Revenues in Miami were $61.7 million in 2006 compared to $59.8 million in 2005. The Miami operation continues to focus its efforts with its major carrier customer in Colombia, Telefonica. Revenues from Telefonica were $45.3 million in 2006 compared to $44.0 million in 2005. The Company’s operations in Chile reported $12.5 million in revenues in the third quarter of 2006 compared to $3.7 million in 2005. During the third quarter of 2006, the Company’s operations in Chile had increased sales to a major carrier customer. The major carrier customer was recently purchased and has initiated aggressive promotions in the country consisting primarily of low end handsets. The Company currently anticipates that this trend will continue in the near future and revenues for future quarters will be higher than the prior year comparable quarter.

The Company and Motorola, Inc. are currently renegotiating the distribution agreements in both the Latin American and North American Regions. The current distribution agreement for Latin America has been extended through October 31, 2006 and the North America agreement automatically renews monthly.

Gross Profit. Gross profit increased $3.6 million from $12.8 million in 2005 to $16.4 million in 2006.  Gross profit as a percentage of revenues was 6.9% for the quarter ended August 31, 2006, compared to 4.6% for the third quarter of 2005. Inventory obsolescence for the quarter ended August 31, 2006, was a recovery of $0.4 million compared to an expense of $0.8 million for the prior year quarter.

Gross profit, as well as gross profit percentage, in the North American Region increased from 2005. These increases were primarily due to better margins in the Company’s regional carrier group and indirect channel businesses.  In the regional carrier business, the Company continued to benefit from a popular Motorola product line, which includes the Motorola RAZR, as well as seasonal promotions. In the indirect channel, the Company was able to replace a portion of the traditionally low margin business with a major carrier customer’s agents with new customers who purchased higher margin handsets.

Gross profit, as well as gross profit percentage, also increased in the Company’s Latin American Region compared to 2005. These increases were primarily due to the Company’s joint venture in Mexico.  The Company’s joint venture in Mexico has higher margins than our traditional business. Inventory obsolescence for the third quarter of 2006 was a recovery of $0.4 million compared to an expense of $0.8 million in 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $12.6 million in 2005 to $12.4 million in 2006.  There was a reduction in payroll and benefits of $0.4 million in the North American and Corporate segments combined as the Company continues to align overhead expenses with the remaining operations. There were also decreases in North America and Corporate in marketing ($0.2 million), due to reductions in trade show expenses and property and facility expenses ($0.4 million), due to assets becoming fully depreciated as well as the move of the Company’s corporate headquarters; travel expenses ($0.2 million) as well as other general administrative expenses ($0.1 million).  These decreases were partially offset by increases in Latin America primarily due to an increase in payroll and benefits ($0.8 million) primarily due to the joint venture.

Interest Expense. Interest expense in 2006 was $0.6 million compared to $1.1 million in 2005.  Included in interest expense is the amortization of loan costs which decreased from $321 thousand in 2005 to $43 thousand in 2006.  This decrease in amortization is due to the extension of the agreement in March 2006.

Loss on sale of accounts receivable. The Company recognized $0.9 million in losses on sales of accounts receivable in the third quarter of 2006 compared to $1.1 million in the prior year. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers.

Minority Interest. The Company recognized $0.8 million of expense for the quarter ended August 31, 2006 associated with the CII joint venture in the Company’s Mexico operations which began operating in the third quarter of 2005.

Income Taxes. Income tax expense was $0.8 million in 2006 compared to zero expense in 2005. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized. For 2006, the Company expects to utilize net operating tax loss carryforwards to offset any 2006 tax liability except for certain minimum taxes, withholding taxes and taxes relating to the Company’s joint venture CII. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII.

Discontinued Operations. As discussed in Note 7 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005.

Nine Months Ended August 31, 2006, Compared to Nine Months Ended August 31, 2005

Revenues. The Company’s revenues decreased $106.2 million, or 13.9%, from $766.5 million in 2005 to $660.3 million in 2006. The Company handled 8.2 million handsets (3.6 million consigned) in the first nine months of 2006 compared to 9.1 million handsets (2.7 million consigned) in the first nine months of 2005. The increase of 0.9 million in consigned units is primarily due to a customer in the North American Region for which the Company provided increased fulfillment services to support the customer’s promotions. The average selling price of handsets for the first nine months of 2006 was $126 compared to $111 in 2005 primarily due to a decrease in revenues in the Miami operations. In 2005, the Miami operations were 30% of consolidated revenues compared to 22% in 2006. Revenues from the Miami operations primarily are derived from the sale of low-end handsets.

North American Region revenues were $313.0 million, a decrease of $23.0 million, compared to $336.0 million in 2005. This decrease in revenues is predominantly due to a decrease in the Company’s insurance replacement business of $42.5 million as a result of the transition of a portion of the lock/line LLC business in April 2006, as well as in the indirect channel business as a result of consolidation of some of its customers as well as a shift of the business model from high volume low margin products to a higher margin model.  These decreases were partially offset by an increase in the region’s regional carrier group business of $32.8 million.

In the first nine months of 2006, the Company’s regional carrier customers conducted new model, as well as seasonal, promotions. One of the primary models that has been successful over the first half of the year has been the Motorola RAZR, which carries a higher average selling price. In addition, the Company continued to benefit from its second quarter of 2005 expansion of its relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions.

Lock/line LLC, previously our largest customer in the North American Region, accounted for $115.0 million or 25% of our fiscal 2005 revenue in the North American Region and contributed 12% of our revenues on a consolidated basis. We provide new and refurbished handsets as replacements for lock/line’s insured customers and we facilitate the return process for the end user. Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006. Asurion performs its own return and replacement process in-house. In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company, starting in the second quarter of 2006.

Lock/line accounted for $48.2 million or approximately 15% of the North American Region revenues and 7% of consolidated revenues in the first nine months of 2006 and $83.9 million or 25% and 11% of the North American Region and consolidated revenues, respectively, for the first nine months of 2005. Based on the results in the third quarter of 2006, the Company now estimates that it will experience a 50% reduction in revenues from lock/line LLC in fiscal 2006 compared to fiscal 2005. The operating margin for lock/line LLC is comparable to other customers in the North American Region.

The Company’s operations in the Latin American Region provided $347.2 million of revenues in the first nine months of 2006, compared to $430.5 million in the same period in 2005, an $83.3 million decrease, primarily due to a decline of $86.4 million in the Company’s operations in Miami. Miami revenues decreased from $228.7 million in 2005 to $142.3 million in 2006, primarily due to a reduction in revenue from the major carrier customer in Colombia. In 2005, the Company expanded its relationship with the carrier in support of the carrier’s technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. We believe that the transition to GSM was substantially completed in 2005. Revenues from this customer were $142.2 million in 2005 compared to $91.0 million in 2006. The Company anticipates that revenues from this customer in future periods will be comparable to the 2006 levels. Revenues in Mexico were $187.4 million in 2006 compared to $186.5 million in 2005. The Company continues to focus its efforts on the largest carrier in the country, Telcel. In April 2005, in order to increase its activation business and further strengthen its relationship with Telcel, CELEX invested in CII.  The joint venture provides handset distribution and activation services for Telcel through a national retailer.  Revenues associated with Telcel, including the joint venture, were $136.1 million in 2006 compared to $128.3 million in 2005.  The Mexico operations have seen a shift in the revenue mix from CELEX to the joint venture, which generally operates with higher margins. Revenues from the Company’s operations in Chile were $17.5 million in 2006 compared to $15.3 million in 2005.  During the third quarter of 2006, the Company’s operations in Chile had increased sales to a major carrier customer.  The major carrier customer was recently purchased and has initiated aggressive promotions in the country consisting primarily of low end handsets.  The Company expects revenues in Chile to increase relative to prior quarters in future periods.

Gross Profit. Gross profit increased $14.1 million from $36.4 million in 2005 to $50.5 million in 2006. Gross profit as a percentage of revenues was 7.6% for the first nine months of 2006, compared to 4.8% for the first nine months of 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $38.8 million in 2005 to $36.9 million in 2006. During the second quarter of 2006, the Company favorably settled a liability relating to a theft of consigned inventory in 2001 resulting in a recovery of $1.4 million. The Company had recognized expenses of $1.8 million in prior years related to this theft. In addition, there was a reduction in payroll and benefits of $1.3 million in the North American and Corporate segments combined as the Company continues to align overhead expenses with the remaining operations. There were also decreases in North America and Corporate in marketing ($0.6 million), due to reductions in trade show expenses; travel expenses ($0.5 million); property and facility expenses ($1.0 million), due to assets being fully depreciated as well as the move of the Company’s corporate headquarters; and decreases in various other administrative expenses totaling $0.6 million.  These decreases were partially offset by increases in Latin America due to the amortization of the intangible asset related to CII ($1.0 million), as well as an increase in payroll and benefits of $1.8 million primarily due to the joint venture in Mexico.  Bad debt expense for the first nine months of 2006 was $0.2 million compared to a recovery of $0.6 million in 2005. The increase in bad debt expense of $0.8 million was primarily due to a recovery of $0.5 million in 2005 in the North American Region due to a payment received on an account previously reserved.

Interest Expense. Interest expense in 2006 was $2.8 million compared to $2.9 million in the prior year.

Loss on sale of accounts receivable. The Company recognized $1.8 million and $1.9 million in losses on sales of accounts receivable in the first nine months of 2006 and 2005, respectively. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers.

Minority Interest. The Company recognized $2.0 million of expense for the nine months ended August 31, 2006, associated with the CII joint venture in the Company’s Mexico operations which began operating in the third quarter of 2005.

Income Taxes. Income tax expense was $2.3 million in 2006 compared to zero expense in 2005. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized. For 2006, the Company expects to utilize net operating tax loss carryforwards to offset any 2006 tax liability except for certain minimum taxes, withholding taxes and taxes relating to the Company’s joint venture CII. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII.

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

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at August 31, 2006, (amounts in thousands):

		Payments Due By Period
		Less than	One to	Four to	More than
	Total	One Year	Three Years	Five Years	Five Years
Continuing operations
Revolving credit facility (variable interest, 8.25% at August 31, 2006)	$23,977	—	23,977	—	—
12% Senior subordinated notes	12,374	1,074	1,300	10,000	—
Operating leases	3,348	1,865	1,387	96	—

Total contractual obligations	39,699	2,939	26,664	10,096	—

The Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs during the quarter ended August 31, 2006. The Company is dependent on maintaining open vendor trade credit lines on reasonable terms. The Company believes the current credit lines will allow it to meet its anticipated product needs from Motorola and other vendors.  Interruption of these lines could have a material adverse impact on the Company’s business.

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

In North America, the credit terms granted by the Company generally coincide with the credit terms it receives from its vendors except for lock/line LLC, whose terms generally exceeded by 30 days the terms received from the Company’s vendors. In the Latin America Region, the Company’s credit terms frequently exceed by 30 to 60 days the terms received from the Company’s vendors and as a result the Company factors receivables as necessary to make payments to its vendors. Compared to November 30, 2005, accounts receivable decreased from $98.4 million to $72.1 million at August 31, 2006. The average accounts receivable balance for the quarter ended November 30, 2005, was $89.0 million compared to $70.5 million for the quarter ended August 31, 2006. Accounts receivable days sales outstanding for the period ended August 31, 2006, based on monthly accounts receivable balances, were 27.0, compared to 36.7 for the period ended November 30, 2005. Excluding workout accounts of $37.6 million which relate to sales in prior years and which are fully reserved, 95% of the Company’s trade accounts receivable at August 31, 2006 were current. North America accounts receivable decreased by $14.0 million primarily due to the decline in the business with lock/line LLC. Accounts receivable have decreased by $9.7 million and $4.6 million in the Mexico and Miami operations, respectively, primarily due to the timing of the sale of accounts receivable.  Inventories decreased to $71.8 million at August 31, 2006, from $81.5 million at November 30, 2005, primarily due to a decrease of $16.4 million in the Company’s North American Region. The decline in North America is primarily a result of the decrease in business with lock/line LLC.  Inventories increased $6.6 million in Chile in anticipation of increased revenues to a major carrier customer.   Inventory turns for the period ended August 31, 2006, based on monthly inventory balances, were 10.3 turns, compared to 10.8 for the period ended November 30, 2005. Accounts payable decreased to $120.0 million at August 31, 2006, compared to $146.3 million at November 30, 2005, primarily due to a decrease of $27.6 million in North America partially offset by an increase of $1.3 million in the Company’s Latin America operations due to the increased business with a carrier customer in Chile.

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

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations, and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of August 31, 2006, the Company had borrowed $24.0 million at an interest rate of 8.25%, a decrease of $6.5 million from $30.5 million at November 30, 2005. The Company used cash flow from operations for the nine months ended August 31, 2006, of $22.0 million to reduce the amount outstanding under the Amended Facility. The Company had additional borrowing availability under the Amended Facility of $12.8 million at August 31, 2006, compared to $18.2 million at November 30, 2005. The Company experienced a decline in the borrowing base since November 30, 2005, primarily due to the decline in the business with lock/line LLC. The borrowing base is calculated based upon eligible domestic accounts receivable and inventory. The Company experienced a similar decline in the need for working capital as a result of the lock/line LLC transition. Future growth in the domestic business should result in an increase in the borrowing base.

At September 29, 2006, the Company had borrowed $32.4 million at an interest rate of 8.25% and had additional borrowing availability of $4.9 million under the Amended Facility.

On July 6, 2006, the Company finalized an amendment to its Amended Facility, modifying certain terms and conditions of the Amended Facility to allow the Company’s operations in Chile to factor certain receivables in order to provide working capital to those operations.

On August 31, 2006, the Company finalized an amendment to its Amended Facility to allow the Company to enter into a term loan to provide funding to redeem its Senior Notes.

On October 4, 2006, the Company obtained a waiver from the bank for the Company exceeding its factoring limit in Mexico.  Without this waiver, the Company would not have been in compliance with the covenant.

At August 31, 2006, and November 30, 2005, the Company had outstanding $12.4 million of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At August 31, 2006, and November 30, 2005, the Company had $0.6 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contain certain covenants that restrict the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

On August 31, 2006, the Company entered into a Term Loan and Security Agreement (the “Agreement “) with a finance company.   Pursuant to the Agreement, the finance company has agreed to provide the Company with the financing (the “Term Loan”) to purchase and/or redeem its Senior Notes.   The Company may borrow up to $12.3 million to purchase and/or redeem the Senior Notes, which may be funded through a maximum of two separate advances to be completed by December 31, 2006. The borrowing rate under the Term Loan is LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan matures September 27, 2009. The Term Loan will be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan. Interest payments are due on the first day of each month following the first distribution of funds.

The Term Loan is subordinated to the Amended Facility.  The Term Loan is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Term Loan. The Term Loan is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Term Loan contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets.  As of August 31, 2006, the Company had no borrowings under the Term Loan.  As of September 29, 2006, the Company had borrowed $10.4 million at an interest rate ranging from 12.9% to 14.5% and had additional borrowing availability of $1.9 million under the Term Loan.

In September 2006, the Company redeemed $10.5 million of Senior Notes at a one percent discount.  The Company will recognize a gain on the transaction for the quarter ending November 30, 2006 of $0.6 million which also includes the interest previously accrued. The Company did not recognize as interest expense the interest payments on the Senior Notes as these were accrued as part of the troubled debt restructuring.  Beginning in the fourth quarter of 2006, the Company will recognize as expense the interest payments on the Term Loan.

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

The Company has an agreement with a financial institution whereby it may sell up to $120.0 million of trade receivables from Telcel.  In addition, the Company also has an agreement with another financing company whereby it may sell, with no limit, trade receivables from Telefonica.   The annual discount rates on the sale agreements range from 6.1% to 11.4%. These sale transactions are without recourse and are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” At August 31, 2006, and November 30, 2005, the Company had $43.2 million and $25.8 million of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $1.8 million for the nine months ended August 31, 2006 and 2005.  The Company’s operations in Chile have arrangements to factor up to approximately $20 million of its trade receivables.

Beginning in September 2006, Telcel began purchasing from the Company through a different legal entity.  In conjunction with this change, Telcel invoices will no longer be factored with the financial institution.  Instead, the invoices will be presented for early payment within Telcel at a rate of approximately 6%.  The Company does not expect this change to have a material impact on liquidity or the results of operations.

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

Critical Accounting Policies

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no changes during the nine months ended August 31, 2006, to the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements except the Company adopted SFAS 123(R) effective December 1, 2005, as discussed in Note 2 to the accompanying consolidated financial statements.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements.  SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 will be effective for the Company for the year ending November 30, 2006.  The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting balance to retained earnings.  Upon adoption, the Company expects to have a decrease in liabilities of approximately $1.0 million and an increase in retained earnings of approximately $1.0 million to correct errors arising prior to 2003 that had previously been considered immaterial.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on the company’s consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended August 31, 2006, and 2005, the Company recorded net foreign currency gains (losses) of ($0.2) million and $0.6 million, respectively, in cost of goods sold. The gain in both quarters was primarily due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure is primarily related to the Mexican peso. The Company’s exposure in Chile is currently limited due to the size of the operations. The Company’s sales in its Miami operations are denominated in U.S. dollars.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, or by having transactions denominated in US dollars. The Company continues to evaluate foreign currency exposures and related protection measures.

As of August 31, 2006, the Company had forward purchase contracts relating to USD $6.3 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts contain terms matching the length of the receivable, and have maturity dates in September  and October 2006.  The Company enters into these forward purchase contracts in order to reduce its economic exposure on the dollar denominated accounts payable for the related inventory that was sold.  Presently, the Company holds no other derivative instruments.  The change in fair value of these forward purchase contracts are recognized currently in earnings.  At September 29, 2006, the Company had entered into additional forward purchase contracts in Chile of $1.3 million.

Interest Rate Risk

The Company manages its borrowings under its Facility each business day to minimize interest expense. The interest rate of the Facility is an index rate at the time of borrowing plus an applicable margin. The interest rate is based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended August 31, 2006, the interest rate of borrowings under the Facility ranged from 8.0% to 8.25%. The Company sells certain receivables in its Latin American operations. The annual rates on the sale of receivables varied from 6.1% to 11.4%.   The Company’s borrowings under the Term Loan will bear interest at LIBOR plus 7.5%, or a base rate plus an applicable margin   Each  one percent change in variable interest rates impacts interest expense approximately $300 thousand annually based upon anticipated borrowing levels.  The Senior Notes due in January 2007 bear interest at 12.0%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer have concluded due to the material weaknesses discussed in Management’s Report on Internal Control in the Form 10-K for the year ended November 30, 2005, that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2006, other than described below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes that it has made substantial progress in remediating the material weaknesses identified in 2005.  During 2006, the Company has updated certain policies identified during 2005 as being inconsistently applied and held various meetings with finance personnel to increase understanding of policies.  In addition, corporate management has increased its review and oversight in these areas.  Additional staff has been added or staff has been realigned to assist in the preparation of the detailed account reconciliations to allow a more timely and precise review.

In order to strengthen controls during the quarter ended August 31, 2006, the Company continued to emphasize compliance with policies which were identified during 2005 as being inconsistently applied.  The Company has substantially completed the documentation requirements and interim testing of internal controls as part of its compliance with Section 404 of Sarbanes-Oxley for 2006.  As a result of the documentation and testing, the Company has identified a number of deficiencies.  The deficiencies are primarily in three areas and were generally noted in all regions:

1)                                      information technology access controls, including segregation of duties

2)                                      information technology change controls

3)                                      documentation of controls and performance of controls

The Company has begun remediation on the majority of these deficiencies.  However, the remediation may not be complete by November 30, 2006, or have been completed for a sufficient period of time to demonstrate effectiveness of the remediation.  Although the Company does not consider any individual deficiency to be material, the aggregation of these deficiencies, if not adequately remediated, could potentially result in one or more significant deficiencies or material weaknesses.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter and is continuing to deliver documents to the SEC in response to their request. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar Corporation or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 5. Other

On October 4, 2006, the Company obtained a waiver (the “Waiver”) from the lenders under its Amended Facility related to the Company’s exceeding the factoring limit in its Mexico operations. Without the Waiver, the Company would not have been in compliance with this covenant. The Waiver was executed by Wells Fargo Foothill, Inc., as agent and a lender, Bank of America, N.A., successor to Fleet Capital Corporation, and Textron Financial Corporation, as lenders, and the Company and certain of its subsidiaries as borrowers, including CellStar, Ltd., National Auto Center, Inc., CellStar Financo, Inc., CellStar International Corporation/SA, CellStar Fulfillment, Inc., CellStar International Corporation/Asia, Audiomex Export Corp., NAC Holdings, Inc., and CellStar Fulfillment Ltd.

Item 6. Exhibits

10.1	Waiver, effective as of October 4, 2006, executed by Wells Fargo Foothill, the lenders signatory thereto, as Lenders, CellStar Corporation and the borrowers signatory thereto, as Borrowers. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

October 5, 2006