Form 10-K
period 2006-11-30
CELLSTAR CORP
filed 2007-02-12
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 31, 2006, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $3.23 as reported by the Nasdaq National Market on May 31, 2006, was approximately $56,379,198 (for purposes of determination of the above stated amounts, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 6, 2007, there were 21,158,740 outstanding shares of common stock, $0.01 par value per share, and the closing sales price was $2.72 as quoted on the Pink Sheets®.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held in 2007 are incorporated by reference into Part III.

CELLSTAR CORPORATION

PART I.

Item 1. Business

CellStar Corporation is a leading distributor of wireless products and provider of distribution and value-added logistics services to the wireless communications industry, serving network operators, agents, resellers, dealers, and retailers with operations in the North American and Latin American Regions.  We provide comprehensive logistics solutions and facilitate the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. We also provide activation services in some of our markets that generate new subscribers for wireless carriers. We derive substantially all of our revenues from net product sales, which include sales of handsets and other wireless communications products. We also derive revenues from value-added services, including activations, residual commissions, and prepaid wireless services, none of which accounted for 10% of consolidated revenues in fiscal 2006. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid to us by a wireless carrier when a customer initially subscribes for the carrier’s wireless service through us. Residual commissions include payments received from carriers based on the wireless handset usage by a customer that we activate. The terms “CellStar,” “the Company,” “we,” “our” and “us” refer to CellStar Corporation and its consolidated subsidiaries, unless the context suggests otherwise.

Our North American Region consists of the United States, excluding the Company’s Miami, Florida operations (the “U.S.”). Our Latin American Region consists of Mexico, Chile and the Company’s Miami, Florida operations. As of January 2006, our corporate headquarters (“Corporate”) has moved from Carrollton, Texas to Coppell, Texas.

Proposed Sale of U.S., Miami and Mexico Operations

On December 18, 2006, we entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale (the “U.S. Sale”) of substantially all of our United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations. Our operations in Mexico and Chile and other businesses or obligations of CellStar are excluded from the proposed transaction.

The Boards of Directors of both CellStar and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. Under the terms of the proposed transaction, the buyer will pay $88 million in cash to CellStar, subject to adjustment based on changes in net assets.  The closing of the proposed transaction is expected to occur by the end of March, but no later than May 31, 2007.

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale (the “Mexico Sale”) of all of our Mexico operations. The proposed purchase is a stock acquisition of all of the outstanding shares of our Mexican subsidiaries, and will include our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions.  Under the terms of the proposed transaction, CellStar will receive between $20 to $22 million in cash, based on the 2007 operating performance of the operations up to the closing date.

Pursuant to the Mexico Sale Agreement, the Mexico buyers may, upon three days’ notice to CellStar, elect an alternate transaction whereby CellStar will receive $13.0 million for our 51% interest in CII.  In this event, CellStar would be entitled to its pro rata share of CII profits from January 1, 2007 up to the consummation of the alternate transaction.  CellStar would retain ownership of  the remaining subsidiaries including the primary operating subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”).  If we choose to liquidate those operations, CII has agreed to assist in disposing of the inventory and collecting the accounts receivable of the remaining operations.

The Board of Directors of CellStar unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. The closing of the Mexico Sale Agreement is expected to occur by the end of March, but no later than May 31, 2007.

The Company filed a preliminary proxy statement with the SEC on January 23, 2007, which more fully describes the proposed transactions.  Both of the proposed transactions are subject to customary closing conditions and the approval of the Company’s stockholders and the transactions are not dependent upon each other.  The Company’s operations in Chile are not part of the proposed transactions, and the Company intends to divest its Chile operations in a yet undetermined transaction.  Also included in the proxy statement is a proposed plan of dissolution, which provides for the complete liquidation and dissolution of CellStar after the completion of the U.S. Sale.  If the plan of dissolution is approved by our stockholders, we plan to wind up our business and file a certificate of dissolution no earlier than seven months following the close of the U.S. Sale, and distribute our remaining assets to our stockholders after satisfying all of our liabilities.

Upon the closing of the U.S. Sale, we will use the proceeds to pay off the Amended Facility and the Term Loan. In the event the Mexico Sale closes without the proceeds from the U.S. Sale, we would be required to obtain acceptable consents from our lenders.

Other Developments in 2006

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

As of March 31, 2006, we entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with Wells Fargo Foothill, Inc.   The Amended Facility amends the term of the previous loan and security agreement until September 27, 2009.

On August 31, 2006, we entered into a Term Loan and Security Agreement (the “Term Loan”) with CapitalSource Finance LLC (“CapitalSource”). Pursuant to the Term Loan, CapitalSource agreed to provide us with the financing to purchase and/or redeem our 12% Senior Subordinated Notes due January 2007 (the “Senior Notes”).  In September 2006, the Company redeemed $10.5 million of the Senior Notes at a one percent discount. On December 15, 2006, we redeemed the remaining $1.9 million of the Senior Notes at par.  CapitalSource provided the funding for the purchase and redemption of the Senior Notes as described above.

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

The Company, a Delaware corporation, was formed in 1993 to hold the stock of National Auto Center, Inc. (“National Auto Center”), a company that is now an operating subsidiary. National Auto Center was originally formed in 1981 to distribute and install automotive aftermarket products. In 1984, National Auto Center began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991.  On November 20, 2006, we entered into a new distribution agreement with Motorola for the North American Region.  During fiscal 2006, the Company also maintained agreements with other manufacturers, including LG Electronics MobileComm U.S.A., Inc. (“L.G.”), Nokia, Inc. (“Nokia”), Kyocera Wireless Corp. (“Kyocera”), Palm, Inc. (“Palm”) and Pantech Co., Ltd. (“Pantech”).

Wireless communications technology encompasses wireless communications devices such as handsets, personal digital assistants, “smart phones,” instant messaging devices and two-way radios. Accessories such as hands-free headsets, chargers, cases and batteries are also popular items for the wireless user. Increasingly, replacement handsets are driving the market. Handsets with video capability, and improved digital camera, music and data capabilities have driven consumer demand for replacement handsets. In addition, we believe that the emergence of new and improving technologies, including portable multi-media devices, should create opportunities in the wireless market as users continually strive to stay connected while remaining mobile.

Along with the changes in technology, we believe the industry in which we compete is changing. Through the middle to late 1990’s, we believe that a substantial portion of carrier activations in the U.S. came through independent agents and resellers of wireless products. Historically in the U.S., distributors of wireless handsets such as CellStar provided manufacturers and carriers with a much needed distribution channel to reach these independent agents and resellers. Today, the number of activations originating through independent channels such as these have decreased, and major carriers have limited the role of handset distributors such as CellStar. Also, the emergence of national retailers as sellers of handsets has further limited the role of handset distributors, since most national retailers purchase their products directly from the manufacturers or carriers. The only remaining carriers who place significant reliance on handset distributors are rural carriers, which remain our core business in the U.S. The rural carrier channel is also experiencing consolidation, however. Two of the largest rural carriers, which were also customers of CellStar, Western Wireless and Midwest Wireless, were acquired in 2005 and 2006, respectively, and subsequently ceased buying products and services from us. We believe that industry consolidation in the U.S. will continue to occur. In Latin America, consolidation has also occurred, with both Telefonica Moviles, S.A., the parent company of Telefonica Moviles Colombia, S.A.  (“Telefonica”) and America Movil, the parent company of Radio Movil Dipsa S.A. de C.V. (“Telcel”), acquiring many smaller carriers that comprised our customer base. This continued trend toward consolidation has increased competition among handset distributors and placed continued downward pressure on margins. In addition, as margins on handset sales continue to decrease, we believe that handset manufacturers may begin to sell directly to more customers, including some of our customers in the rural carrier channel.

As a result, large U.S. handset distributors began expanding their operations geographically into new international markets and seeking new product and service lines to diversify their operations. Due to our liquidity limitations, we do not have the financial or management resources to embark on an aggressive international expansion program or to pursue other business opportunities such as logistics services. In addition, our attempts to expand our product lines have had only limited success. Our expansion into the insurance replacement business with lock/line LLC was successful for a period of time, with lock/line becoming our largest customer in the U.S. However, lock/line completed its merger with Asurion Corporation in early 2006, and in April 2006 Asurion took in-house the business previously performed by CellStar. Our efforts to launch new products and to add other manufacturers to our handset product list have not generated significant revenue.

Our customer base is also concentrated.  For the fiscal year ended November 30, 2006, Dobson Cellular Systems, Inc. (“Dobson”) accounted for approximately 20% of our total U.S. revenues and Telefonica accounted for approximately 59% of our total Miami revenues.  In our Mexico operations, approximately 76% of our revenues were generated by Telcel, or Telcel related customers.  In Chile, approximately 95% of our 2006 revenues were from one carrier customer.  As a result, the Company remains vulnerable to a significant and dramatic loss of revenues in the event it should lose any additional major customer.

Despite our return to profitability in 2006, loss of customers has negatively impacted our profitability and ability to obtain additional financing. We were able to extend our previous credit facility used to fund our ongoing operations in the U.S., however, funding availability under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. Our liquidity has limited our ability to make much needed capital investments, for example, in IT systems that would allow us to compete more effectively for new business and customers.

These financial and operating issues have limited the Company’s ability to address competitive pressures and to pursue new opportunities and were among the factors that have led our board of directors to conclude that the proposed sale of our U.S., Miami and Mexico operations are advisable and in the best interests of our stockholders.

 Financial Information

The Company’s consolidated financial statements and accompanying notes, which include certain business segment and geographic information for the last three fiscal years, can be found in Part IV of this Form 10-K.

North American Region

The Company believes growth in the U.S. will be increasingly driven by replacement sales, as penetration is estimated at over 70% in the region. In 2006, the U.S. wireless market saw continued consolidation, with larger carriers acquiring smaller carriers. As nationwide carriers get larger and gain market share, smaller wireless carriers are fighting to remain competitive. These trends may also lead to financial instability for some of our regional carrier customers.  This smaller, regional carrier segment represented 67% of our revenues in the North American Region in 2006. In addition, the wireless industry saw consolidation in areas other than the carrier segment, and some of our customers were affected by consolidation. Further consolidation in the wireless industry could have a material adverse impact on our business.

Our North American Region generated operating income of $1.5 million, $5.5 million and $15.4 million for the years ended November 30, 2004, 2005, and 2006, respectively. However, revenues have declined from $462.6 million in 2005 to $408.5 million in 2006.  In addition, revenues for the first half of 2006 were $224.3 million compared to $184.2 million for the second half of 2006.  Although the region improved profitability in 2006, due to our declining revenues, the limitations on the borrowing base in our Amended Facility, our concentrated customer base and other reasons, we lack the necessary access to capital to significantly expand our business.

We offer a broad product mix in the United States, including handsets and related accessories, smartphones, expandable memory cards and wireless PC cards.  We offer wireless handsets and accessories manufactured by OEMs, such as Motorola, LG, Kyocera, Palm and Nokia and aftermarket accessories manufactured by a variety of suppliers. Our revenues in the North American Region are generated primarily from handset and accessory sales. In fiscal 2006, we narrowed our focus on accessories, and have concentrated primarily on OEM branded accessories featuring Bluetooth® wireless technology and data capabilities.  We anticipate that our product offerings will continue to expand with the evolution of new technologies as they become commercially viable.

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

Our distribution operations and value-added services complement the manufacturer distribution channels by allowing the manufacturers to distribute their products to smaller volume purchasers and retailers. At November 30, 2006, we sold products to over 1,000 customers in the North American Region, the ten largest of which accounted for approximately 28% of consolidated revenues.

In the North American Region, we feature our Omnigistics® (patent pending) logistics system. The Omnigistics® system, a comprehensive reverse and forward logistics solution, offers asset tracking and management processes, from advanced exchange and direct-to-consumer programs to bulk fulfillment and retail-ready solutions that include kitting, packaging and programming.  We also serve our customers through our OrderStar® and CellStar netXtreme® systems. These systems are proprietary, Internet-based order entry and supply-chain services software and systems based on XML SOA technologies designed to assist customers in the submission and tracking of orders and to allow customers to analyze their business activities with CellStar through the creation of customized reports. The OrderStar® on-line ordering system enhances the CellStar customer experience by offering faster product navigation and streamlined checkout procedures, private labeling capabilities, and marketing and advertising opportunities. Together, the OrderStar® and CellStar netXtreme® systems greatly enhance a customer’s ability to actively manage inventories and reduce supply-chain delays while reducing the cost to CellStar of fulfilling their orders.

In March of 2006, CellStar transitioned customers to the CellStar Integrated Order System, or CIOS. This new capability affords customers the ability to submit orders and retrieve their status utilizing the EAI (Enterprise Application Integration) capabilities of BEA Weblogic Integration.  Today, over 85% of all orders CellStar receives in the U.S. are in electronic form via our OrderStar® on-line ordering system, CIOS, or electronic data interchange (EDI). In addition, we assist customers in developing e-commerce platforms and solutions which in many cases are unique to their operations, and which are designed to enhance sales, and reduce product delivery and activation delays.

Currently, we provide insurance replacement services to our customers on a limited basis.  Lock/line LLC, our largest customer in the Region in fiscal 2005 and which accounted for $115.0 million of revenues, was our primary consumer of these services.  For 2006, lock/line accounted for $50.5 million or 12% of North American Region revenues and 5% of consolidated revenues.  Following the merger with Asurion, however, revenues from lock/line were only $5.8 million for the last six months of 2006.

We use several marketing strategies throughout the North American Region, including trade shows, trade magazine advertising, direct mail, telemarketing, public relations, e-marketing, training programs, rebate promotions, and incentive programs with customers and manufacturers.

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

In the Latin American Region, operating income was $7.6 million, $8.7 million and $12.6 million for the years ended November 30, 2004, 2005 and 2006, respectively. For 2004 and 2005, the region was the Company’s largest source of operating income.

In the Latin American Region, we offer wireless handsets, related accessories, pre-paid phone cards, and other wireless products manufactured by OEMs, such as Motorola, Nokia, LG and Pantech., and aftermarket accessories manufactured by a variety of suppliers to carriers, department stores, wholesalers, big-box retailers and other retailers. In Mexico, we also provide activation services for carriers and are a reseller of airtime. Through our Miami, Florida operations, we act as a wholesale distributor of wireless communications products in Latin America to large volume purchasers, such as wireless carriers, as well as to smaller volume purchasers. As a result, our Miami operations are included in the Latin American Region. Our Chile operations also provide repair services and distributed electronic devices such as DVD players, MP3 players and CD players during fiscal 2006.

The majority of our revenues in the Latin American Region come from three major carrier customers. In fiscal 2006, approximately 59% of the revenues of our Miami operations were generated by Telefonica. In our Mexico operations, approximately 76% of our revenues were generated by Telcel, or Telcel related customers. In our Chile operations, approximately 95% of our revenues were generated from one carrier customer.  Telefonica and Telcel each contributed more than 10% of our revenues on a consolidated basis. Our contract with Telcel, which was originally signed in 1992, has a five-year term that automatically renews for successive five-year terms. Telcel can cancel the agreement at any time with thirty days notice. The next renewal date is July 1, 2007. We do not currently have an agreement with Telefonica.  Although we believe that our relationship with Telefonica and Telcel are good, the loss of either customer would have a material adverse effect on our business on a consolidated basis.

Our business in the Latin American Region is predominantly wholesale and value-added fulfillment services, including handset programming and software upgrades, packing, stocking, kitting, one-off shipping, procurement, warehousing, and distribution. In addition, we conduct retail operations in Mexico and Chile. At November 30, 2006, CellStar operated 41 retail locations (including kiosks) in the Latin American Region, 18 of which were located in Chile and 23 of which were located in Mexico. We also sell private label products to Telcel in Mexico.

The following table contains the countries in which operations were conducted in the Latin American Region in fiscal 2006:

Country	Year Entered	Type of Operation
		(as of November 30, 2006)
Mexico	1991	Wholesale and Retail
Chile	1993	Service and Repair, Wholesale and Retail
Miami	1993	Wholesale

As of November 30, 2006, we sold our products to approximately 80 wholesale customers, including subagents, in the Latin American Region. The ten largest customers accounted for approximately 50% of our consolidated revenues in fiscal 2006. The Company offers a broad product mix in the Latin American Region.

In April 2005, in order to increase its activation business and further strengthen the relationship with Telcel, the Company’s subsidiary in Mexico, CELEX, invested in a joint venture with Wireless Solutions and its individual partners for $4.1 million. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of a $2.0 million receivable and a $1.0 million note which was paid in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture, which operates under the name Comunicacion Inalambrica Inteligente, S.A. de C.V. (“CII”), provides handset distribution and activation services for Telcel, the largest cellular phone carrier in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements. As additional consideration for its 51% interest in CII, CELEX is committed to pay an additional $4.0 million to the individual partners of Wireless Solutions, payable in the form of a cumulative preferred dividend, of the earnings of CII which otherwise would be distributed to CELEX. No earnings shall be distributed to CELEX as long as any portion of the preferred dividend remains unpaid.  As of November 30, 2006, $0.4 million of the preferred dividend had been paid to the individual partners of Wireless Solutions.  At November 30, 2006, $2.0 million of minority interest was accrued related to the 49% interest held by the individual partners of Wireless Solutions.  The calendar 2006 preferred dividend will be distributed following the expected completion of the annual statutory accounts for CII in March 2007.

As discussed in the overview, on December 18, 2006, we entered into an agreement to sell our Mexico operations.  Pursuant to the Mexico Sale Agreement, the Mexico buyers may, upon three days’ notice to CellStar, elect an alternate transaction whereby the Mexico buyers will acquire only CellStar’s 51% interest in CII for $13.0 million.  If the alternate transaction were to occur, CellStar would retain ownership of CELEX and, if we chose to liquidate CELEX,

CII has agreed to assist in disposing of the inventory and collecting the accounts receivable of CELEX.  Under either transaction, no preferred dividend accrues to Wireless Solutions after the required calendar 2006 dividend.  If the alternate transaction option is exercised, CellStar would be entitled to its pro rata share of CII profits from January 1, 2007, up to the consummation of the alternate transaction.

In the Latin American Region, we market our products through trade shows, trade magazines, direct sales and advertising. We use direct mailings, newspapers retail and store magazines to promote our retail operations. To penetrate local markets, we have made use of subagent relationships in certain countries.

Industry Relationships

We have established relationships with leading wireless equipment manufacturers and wireless service carriers. Although we purchased our products from more than 20 suppliers in fiscal 2006, 65% of the Company’s purchases were from Motorola.

We have agreements with many of our suppliers, including Motorola, LG, Nokia, Kyocera and Palm, or their foreign affiliates, that specify territories, pricing and payment terms. These contracts typically provide us with “price protection,” or the right to receive the benefit of price decreases on products currently in our inventory if we purchased these products within a specified period of time prior to the effective date of the price decrease.

Our agreements with our suppliers generally have one-year terms with automatic renewals of successive one-year terms unless notice of non-renewal is given. Other agreements, such as Kyocera, expire at various times and must be extended in writing by the parties. The majority of these supplier agreements can be terminated without cause by the terminating party giving notice within periods ranging from 30 to 90 days prior to such termination.  Other agreements, such as those with Kyocera and LG, however, may be terminated only for cause. Most of the agreements with suppliers are non-exclusive. We are required, pursuant to certain supplier agreements, to submit forecasts on a rolling basis, with forecast periods ranging from three to twelve months. Most of these estimates are on a best efforts basis, however, in some cases a portion of these forecasts may be binding. Some suppliers base pricing on the level of volume commitments we are able to achieve.

Our business depends upon several factors, one of which is our relationship with Motorola, our largest supplier in 2006, and historically one of the largest manufacturers of wireless products in the world. Due to the delays in filing our Annual Report on Form 10-K for fiscal 2004 and reporting our operating results, we experienced some tightening of credit with our vendors, including Motorola, during 2005. Following the end of fiscal 2005, Motorola increased our trade credit lines. On November 20, 2006, we entered into a new distribution agreement with Motorola for the North American Region which automatically renews for successive one-year terms unless terminated pursuant to the agreement.  We continue to extend our Latin American Region agreement periodically, and recently extended the agreement through March 31, 2007.

The loss of Motorola or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from our vendors or renewed tightening of trade credit terms by our vendors could have a material adverse impact on the Company. We are dependent on maintaining open vendor credit lines on reasonable terms, particularly with Motorola. We cannot assure you that product shortages, product surpluses or renewed tightening of credit terms will not occur in the future.

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

The market for wireless products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. Our success depends in large part upon our ability to anticipate and adapt our business to such technological changes. We cannot assure you that we will be able to identify, obtain and offer products necessary to remain competitive or that competitors or manufacturers of wireless communications products will not market products that have perceived advantages over our inventories or that render the products we sell less marketable or obsolete. We maintain a significant investment in our product inventory and, therefore, we are subject to the risks of excessive inventory levels and inventory obsolescence. We attempt to limit these risks by managing inventory turns and by entering into arrangements with our vendors for price protection credits and return privileges for slow-moving products. In some instances, we have agreements with our customers requiring them to purchase slow moving inventory which we had purchased based on forecasts submitted by the customers.  Our significant inventory investment in our international operations exposes us to certain political and economic risks. See “Item 1A.-Risk Factors.” Typically, we ship our products within one business day of receipt of customer orders and, therefore, backlog is not considered relevant to our business.

Significant Trademarks

We market certain products under the trade name “CellStar.” We have registered the trade name “CellStar” on the Principal Register of the United States Patent and Trademark Office and have registered or applied for registration of our trade name in certain foreign jurisdictions. The Company has also filed for registrations of its other trade names and trademarks, including the OrderStar® and Omnigistics®  trademarks, in the United States and other jurisdictions in which we do business.

Competition

We operate in a highly competitive environment and believe that such competition will intensify in the future. We compete primarily on the basis of inventory availability and selection, price, delivery time and service. Many of our competitors are larger and have greater capital and management resources than we do. Increasingly, we expect manufacturers to move to a direct-to-retail model. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. Our ability to remain competitive will therefore depend upon our ability to anticipate and adapt our business to such technological changes. There can be no assurance that we will be successful in anticipating and adapting to such technological changes.

In the current U.S. wireless communications products market, our primary competitors are manufacturers, wireless carriers and other independent distributors such as Brightpoint, Inc. and Brightstar Corporation. We also compete with insurance third party administrators and providers of retail extended warranties, such as Aftermarket Technology Corp. and Asurion Corporation, and with logistics companies that provide similar distribution and inventory management services. In Latin America, we compete with other value-added distribution services providers such as Brightstar Corporation and Infosonic Corp. Our competitors in the Latin American Region also include manufacturers, national carriers that have retail outlets with direct end-user access, and U.S. and foreign-based exporters and distributors. We are also subject to competition from gray market activities by third parties that are legal, but are not authorized by manufacturers, or that are illegal (e.g., activities that avoid applicable duties or taxes). In addition, we compete for activation fees and residual fees with agents and subagents for wireless carriers.

Seasonality and Cyclicality

The effects of seasonal fluctuations have not historically been apparent in our operating results due to a number of factors in the different countries and markets in which we operate, including the purchasing patterns of customers in different markets, product promotions of competitors and suppliers, availability of distribution channels, and product supply and pricing. Our sales are also influenced by cyclical economic conditions in the different countries and markets in which we operate. An economic downturn in one of our principal markets could have a material adverse effect on our operating results.

Employees

At November 30, 2006, the Company had approximately 700 permanent and 1,450 temporary employees worldwide. In Mexico and Chile, certain of our employees are subject to labor agreements. We have never experienced any material labor disruption and we are unaware of any efforts or plans to organize additional employees. Management believes that its labor relations are satisfactory.

Executive Officers of the Registrant

The following table sets forth the names, ages, and titles of executive officers of the Company as of November 30, 2006:

Robert A. Kaiser	53	Chairman and Chief Executive Officer

Michael J. Farrell	44	Executive Vice President of Finance, Treasurer and Chief Administrative Officer

Elaine Flud Rodriguez	50	Senior Vice President, General Counsel and Secretary

Raymond L. Durham	44	Senior Vice President and Chief Financial Officer

Juan Martinez Jr.	39	Vice President and Corporate Controller

Robert A. Kaiser was named Chairman of the Board in May 2005. He has served as Chief Executive Officer since May 2004. He also serves as Chief Operating Officer, an office he has held since October 2003. Mr. Kaiser was promoted to President and Chief Operating Officer from his former title of Senior Vice President, Chief Financial Officer and Treasurer, a position he held since joining the Company in December 2001. Prior to joining CellStar, Mr. Kaiser served as President and Chief Executive Officer of MobileStar Network Corporation, a provider of broadband wireless Internet access, from May 2001 to December 2001. Prior to joining MobileStar, Mr. Kaiser served as Chief Executive Officer of WorldCom Broadband Solutions Group from August 2000 to May 2001. Mr. Kaiser served as Chief Executive Officer of SkyTel from January 2000 to August 2000 and as Chief Financial Officer from August 1996 to December 1999. Mr. Kaiser served as Chief Financial Officer of Southwestern Bell’s Mobile Systems from March 1987 to August 1996. Mr. Kaiser serves as an officer of the Company pursuant to his employment agreement.

Michael J. Farrell joined the Company as Executive Vice President of Finance, Treasurer and Chief Administrative Officer in November 2005. From August 2005 until his employment in November 2005, he served as a consultant to CellStar on issues relating to our Asia-Pacific Region and other matters. Prior to August 2005, Mr. Farrell spent 14 years with Motorola. During his tenure at Motorola, Mr. Farrell held a number of important positions, including serving as CFO/Director of Finance for the Asia Pacific Cellular Division and CFO/Director of Finance for Motorola’s Latin America Cellular Division. Mr. Farrell serves as an officer of the Company pursuant to his employment agreement.

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

Available Information and Code of Ethics

We maintain an Internet website at www.cellstar.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports will be made available, free of charge, at our website as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission.

We have adopted a code of ethics that applies to the Chief Executive Officer, the Executive Vice President of Finance, the Chief Financial Officer and the Corporate Controller, as well as our directors, other executive officers and all employees.  Our Business Ethics Policy can be found at our Internet website at www.cellstar.com.

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

Our business could be subject to increased risk if we do not obtain stockholder approval of the U.S. Sale and the Mexico Sale.

We filed a preliminary proxy statement on January 23, 2007 describing our proposals to sell substantially all of our assets in the U.S. and Miami operations to Brightpoint, and our operations in Mexico to Wireless Solutions and Prestadora.  In addition, we proposed a plan of dissolution for the Company.  If the proposals are not approved, our business could be materially adversely affected as described below.

If our stockholders approve the U.S. Sale Agreement but do not approve the Mexico Sale Agreement, we do not believe that operating Mexico by itself is a viable alternative because the Mexico operations alone would not provide us with adequate scope and scale to remain a major distributor, we would have financial difficulty remaining a publicly traded entity, given the costs of compliance with SEC and the requirements of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and we would be operating in only one region with significant customer concentration, thereby increasing the adverse impact of the loss of any of those customers. Therefore, we would either need to find another acceptable sale transaction for Mexico, or liquidate those assets and distribute any remaining proceeds to stockholders, assuming the plan of dissolution is approved by stockholders at the stockholders meeting. Alternatively, we could use the proceeds from the U.S. Sale to pay off existing debt and then begin to look to acquire additional profitable businesses. We cannot assure you that we would be able to consummate such acquisitions.

Management and our board of directors also believe that it may be necessary to immediately reduce corporate overhead and institute cost cutting measures throughout the remaining business. The board and management believe that we may need to deregister our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), reduce corporate staff, and take additional cost cutting measures to “right size” the remaining operations. We cannot assure you that these actions would be sufficient to allow us to continue to operate as a going concern without the U.S. and Miami operations.

If our stockholders approve the Mexico Sale Agreement but do not approve the U.S. Sale Agreement, we would continue to operate our remaining businesses, but we would face many challenges such as the continued weakness of our balance sheet and our inability to expend or attract significant amounts of capital in order to grow our business, our significant dependency on vendor credit lines and the ability to factor receivables for working capital needs, increasing competitive pressures resulting from the continued consolidation of our customer base, and management’s belief that these pressures were likely to continue to increase due to the likelihood of further consolidation in the wireless industry, and other challenges.  To close the Mexico Sale without the proceeds from the U.S. Sale, we would be required to obtain acceptable consents from our lenders. We cannot assure you that such consents could be obtained. If consents on acceptable terms were obtained, management believes that it may have to use the proceeds from the Mexico Sale to pay down some of its existing debt, which would reduce interest expense going forward;

however, we would lose the on-going income stream from the Mexico operations. This would also result in a greater concentration of our revenues from a smaller group of customers in only two regions, thereby increasing the adverse impact of the loss of any of those customers.

We believe that it would require additional capital in order to (i) acquire complementary businesses as necessary to obtain the required scope and scale to maintain our position as a major distributor and logistics provider and necessary for us to remain competitive in our industry, and (ii) make necessary investments in our business, particularly in IT systems, to allow our distribution business to better compete. We believe that obtaining additional capital could be highly dilutive to existing stockholders. There can be no assurance that the Company would be able to obtain such additional capital on satisfactory terms, if at all. There can also be no assurance that the Company would be able to consummate such complementary acquisitions.

Management and the board of directors believe that it may also be necessary to immediately reduce the costs associated with being a public company by deregistering our common stock under the Exchange Act, thereby eliminating our obligations to file most of the reports we are currently required to file with the SEC and reducing corporate overhead.

In the event our stockholders do not approve either the U. S. Sale Agreement or the Mexico Sale Agreement, we will be left with the challenges to its business described above.  We believe that it would require additional capital in order to (i) acquire complementary businesses as necessary to obtain the required scope and scale to maintain our position as a major distributor and logistics provider and necessary for us to remain competitive in our industry, and (ii) make necessary investments in its business, particularly in IT systems, to allow our distribution business to better compete. We believe that obtaining additional capital could be highly dilutive to existing stockholders. There can be no assurance that we would be able to obtain such additional capital on satisfactory terms, if at all. There can also be no assurance that we would be able to consummate such complementary acquisitions.  Management and the board of directors believe that it may also be necessary to immediately reduce the costs of being a public company by deregistering our common stock under the Exchange Act.

The loss of any of our key customers, or reduction in orders from principal customers or a reduction in prices we are able to charge these customers could have a material adverse effect on  our business.

Many of our customers have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than we have been able to provide these customers in the past. Our customer base is concentrated in a few key customers. In early 2006, lock/line LLC, the largest customer in the North American Region, completed its merger with Asurion Corporation, and in April 2006 Asurion took in-house the majority of the business previously performed by the Company.  In 2005, lock/line accounted for $115.0 million of revenues.  In 2006, revenues from lock/line decreased to $50.5 million, of which only $5.8 million occurred in the second half of 2006.  For the fiscal year ended November 30, 2006, Dobson accounted for approximately 20% of our total U.S. revenues,  Telefonica accounted for approximately 59% of our total Miami revenues, Telcel and Telcel related customers accounted for 76% of our total Mexico revenues, and one customer accounted for 95% of our total Chile revenues.  As a result, we remain vulnerable to a significant and dramatic loss of revenues in the event we should lose any additional major customer.  The loss of any of these key customers, a reduction in the amount of product or services our key customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We do not maintain agreements with the majority of our customers, which subjects us to further risk that such relationships could be terminated at any time. We cannot assure you that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

A significant portion of our business is in the Latin American Region, which bears additional risks that U.S- based businesses do not have.

During fiscal 2006, approximately 57% of our revenues were generated in our Latin American Region. As with all companies that conduct a significant portion of their operations outside the U.S., we are exposed to various economic and political risks that could negatively impact sales and/or profitability, including but not limited to the following: potentially unstable channels of distribution, increased credit risks, political instability, economic instability, currency controls, currency devaluations, exchange rate fluctuations, export control laws that might limit the markets we can enter, inflation, changes in laws and enforcement policies related to foreign ownership of businesses abroad, foreign tax laws, trade disputes among nations, changes in cost of and access to capital, changes in import/export regulations, including enforcement policies, “gray market” resales and tariff and freight rates.

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

We operate in a highly competitive environment and believe that such competition will intensify in the future. We compete primarily on the basis of inventory availability and selection, price, delivery time and service. Many of our competitors are larger and have greater capital and management resources than we do. Increasingly, we believe manufacturers will move to a direct-to-retail model. We are constantly exposed to the risk that our competitors may obtain access to new technologies before we do or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. Our ability to remain competitive will therefore depend upon our ability to anticipate and adapt our business to such technological changes and our ability to achieve significant penetration in existing and new geographic markets. There can be no assurance that we will be successful in anticipating and adapting to such technological changes.

We have taken cost-reduction actions in an attempt  to increase our profitability.  In addition, if either or both the U.S. Sale and Mexico Sale do not receive the approval of our stockholders, we will have to take further cost reduction actions.

We have taken cost-reduction actions during fiscal 2006, including consolidating our Corporate and U.S. Region headquarters in January and eliminating employee positions and/or leaving some positions unfilled.  If either or both the U.S. Sale and Mexico Sale do not receive the approval of our stockholders, we may have to take further cost-reduction actions in order to continue to operate our business.  These cost-reduction actions may include deregistering under the Securities Act or reducing corporate staff and other employees.

The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including but not limited to: (1) our ability to successfully complete these cost-reduction actions; (2) our ability to generate the level of cost savings we expect and/or that are necessary to enable us to maintain ongoing operations; (3) our ability to retain key employees; and (4) our ability to manage our business and perform essential functions with reduced staff.

We may not be able to access capital under our existing debt facilities.

We have an $85.0 million revolving credit Amended Facility. The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. If we violate these covenants, our indebtedness would become immediately due and payable, and the bank could foreclose on its security. We have similar restrictions and penalties with respect to the Term Loan with CapitalSource.  During fiscal 2006, we were able to obtain amendments, consents and waivers to the Amended Facility and the Term Loan in order to remain compliant with the loan covenants. We cannot assure you that such waivers and modifications will be obtained for any future non-compliance that may occur. Non-compliance with certain covenants could hinder our ability to access capital under the Amended Facility in the future and could cause us to default under either the Amended Facility or the Term Loan.  The approval of the U.S. and Mexico Agreements will result in the payoff of the Amended Facility and the Term Loan.

We have deferred tax assets that we may not be able to realize.

At November 30, 2006, the Company had net deferred income tax assets, net of valuation allowances, of $7.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. If the Company is unable to generate sufficient future taxable income, the Company would be unable to use these assets. In addition, the amount of the deferred income tax asset considered realizable could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years is being considered for these projections change.

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

The Company has made significant investments in technology to improve financial and information systems, however, future capital expenditures are needed in order to properly maintain and update these systems. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results.  In addition, further cost cutting measures could result in our systems not performing up to market standards or could severely reduce our ability to obtain new customers.

Our share price has been and may continue to be volatile.

                In the proxy statement filed with the SEC on January 23, 2007, we provided an estimated distribution range to our stockholders upon the closing of the U.S. and Mexico Sales. We believe it is unlikely that the stock price will exceed the high end of the distribution range for the foreseeable future, and could decrease further once the transactions close.  Our common stock is currently traded on the over-the-counter market, and is quoted in the Pink Sheets®, which provides electronic quotation information. Our share price is subject to general volatility in the securities markets, and volatility in the telecommunications and technology securities markets in particular.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, has required us to expend significant resources and incur additional expenses. As described above, if the U.S. and Mexico Sales are not approved, our board and management believe that we may need to deregister our common stock under the Exchange Act, thereby eliminating our obligations to file most of the reports we are currently required to file with the SEC.

Our business may be adversely impacted by continued consolidation in the wireless market.

In 2006, the U.S. wireless market saw continued consolidation, with larger carriers acquiring smaller carriers. As nationwide carriers get larger and gain market share, smaller wireless carriers are fighting to remain competitive. These trends may also lead to financial instability for some of our regional carrier customers.  This smaller, regional carrier segment represented 67% of the Company’s revenues in the North American Region in 2006. Further consolidation in the regional carrier segment could have a material adverse impact on the Company’s business. A change in the ownership or management of our customers could result in the loss or reduction of business with that customer, which could adversely affect our revenue stream and results of operations.

We depend upon a limited number of suppliers to supply our products who may not provide us with competitive products at reasonable prices when we need them in the future, or with adequate financing to secure such products.

Our business depends upon several factors, one of which is our relationship with Motorola, the Company’s largest supplier and historically one of the largest manufacturers of wireless products in the world. 65% of our product purchases in fiscal 2006 were from Motorola.  The loss of Motorola or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from our vendors or tightening of credit terms by our vendors could have a material adverse impact on the Company. We are dependent on maintaining open vendor trade credit lines on reasonable terms. Interruption of these lines could have a material adverse impact, and could well determine whether or not the Company can continue as a going concern. We cannot assure you that product shortages, product surpluses or renewed tightening of trade credit terms will not occur in the future.

Weaknesses in our internal control over financial reporting could have an adverse effect on our financial statements and our operations.

For the fiscal year ended November 30, 2005, our management identified certain control deficiencies, resulting in material weaknesses in our internal control over financial reporting. Although management determined that our internal control over financial reporting was effective at November 30, 2006, projections of the effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Insufficient internal control over financial reporting could result in misstatements in our financial statements that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The Company’s primary source of revenue is the sale of wireless products. This area of our business generally has low margins. Our ability to be successful will depend upon our ability to maintain or improve our operating margins. Gross margins could be negatively affected by increased competition or a growing industry emphasis on cost containment. We may not be able to improve our current operating margins for products or services offered or increase our sales. Even if our sales volumes increase, the gross margins that we receive from our sales may not be sufficient to make our operations profitable.

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

•     the timing of the receipt of vendor credits;

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

Our business depends on retaining our current key employees and attracting additional qualified personnel.

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

The success of our operations also depends on our ability to effectively recruit, develop and retain qualified individuals. If our stockholders do not approve the proposed U.S. Sale and Mexico Sale, we believe that retaining our existing employees and attracting new employees will be difficult, and could adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In January 2006, we moved from our previous corporate headquarters located in Carrollton, Texas to our North American Region facility in Coppell, Texas. We lease the facility in Coppell, which expires in February 2008. In February 2006, we sold our previous headquarters located in Carrollton.

Effective March 1, 2006, our Miami operations entered into a lease for approximately 19,830 square feet of office and warehouse space in Miami, Florida.  As of November 30, 2006, the Company had a total of 48 operating facilities in the Latin American Region (including kiosks), of which all but one were leased. These facilities serve as offices, warehouses, distribution centers or retail locations.

We believe that our existing facilities are suitable and adequate to allow us to conduct our current operations.

Item 3. Legal Proceedings

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters for voting in the fourth quarter of 2006.

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

The following table sets forth, on a per share basis, high and low prices for our common stock for each quarter of fiscal years 2005 and 2006. Prices through June 9, 2005, are the high and low closing sale prices as reported by Nasdaq. Prices beginning on June 10, 2005, are the high and low bid quotations per share for our common stock as reported on the OTC market, as compiled by Pink Sheets LLC. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended November 30, 2006
Quarter Ended:
February 28, 2006	$3.25	1.90
May 31, 2006	5.05	2.35
August 31, 2006	3.10	2.46
November 30, 2006	4.11	2.80
Fiscal Year ended November 30, 2005
Quarter Ended:
February 28, 2005	$4.91	2.77
May 31, 2005	3.05	1.29
August 31, 2005 (June 1 – June 9)	1.30	0.96
August 31, 2005 (June 10 – August 31)	1.69	0.30
November 30, 2005	2.10	1.08

As of February 6, 2007, there were 223 stockholders of record, although we believe that the number of beneficial owners is significantly greater because a large number of shares are held of record by CEDE & Co.

Our policy has been to reinvest earnings to fund future growth. Accordingly, we have never paid cash dividends on our common stock. Except in limited circumstances, under the terms of our Amended Facility, we may not declare, pay or set aside cash dividends without the consent of the various parties thereto.

As discussed in Item 1. Business — Proposed Sale of U.S., Miami and Mexico Operations, we have filed a preliminary proxy statement which includes the proposed dissolution of the Company.  If the proposed plan of dissolution is approved by our stockholders, we expect to pay a dividend of $1.00 per share of common share approximately 60 days after closing the U. S. and Mexico Sales.  Except as described above, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

If the plan of dissolution is approved and consummated, we intend to close our stock transfer books on the date of dissolution and at such time cease recording stock transfers and issuing stock certificates (other than replacement certificates). Accordingly, it is expected that trading in our common stock will cease after the date of dissolution.

Issuer Purchases of Equity Securities

We have no programs to repurchase shares of our common stock. Pursuant to the terms of the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), participants may in some cases elect to have shares of restricted stock withheld by the Company in satisfaction of tax obligations due upon the vesting of restricted stock.   We classify these withheld shares as treasury stock and the shares are then available for re-issuance under the 2003 Plan.  During the fourth quarter of 2006, the Company withheld 14,910 shares of stock in satisfaction of tax obligations arising in connection with the vesting of 56,007 shares of restricted stock on November 15, 2006, including 5,113 shares withheld for executive officers. In the second quarter of 2006, the Company withheld 12,521 shares of stock in satisfaction of tax obligations owed by Robert Kaiser arising in connection with the vesting of 47,342 shares of restricted stock.  Other amounts withheld during the fiscal year were not material.  However, the Company does not believe such transactions are issuerrepurchases for the purposes of Item 5 of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of November 30, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	467,098	(2)	$10.72	163,069	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	467,098			163,069

(1)             The Company does not have outstanding any warrants or rights to purchase Common Stock, with the exception of rights outstanding pursuant to its amended and restated stockholder rights plan, which rights are offered to all stockholders on a pro rata basis.  The stockholder rights plan expired on January 9, 2007.

(2)             Consists of options to purchase 51,500 shares of Common Stock issued pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), options to purchase 411,098 shares of Common Stock issued pursuant to the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan, which terminated on December 3, 2003, and options to purchase 4,500 shares of Common Stock issued pursuant to the 1994 Amended and Restated Director Nonqualified Stock Option Plan, which terminated on March 3, 2004.

(3)             Consists of 163,069 shares of Common Stock which may be used for awards issued pursuant to the 2003 Plan. Pursuant to the 2003 Plan, the Company may issue restricted stock, stock options or other equity-based awards.

Item 6. Selected Consolidated Financial Data

The financial data presented below, as of and for each of the years in the five-year period ended November 30, 2006, were derived from the Company’s audited financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and notes thereto, included in Part IV of this Form 10-K.

	(In thousands, except per share data and operating data) Year Ended November 30,
	2006	2005	2004	2003	2002 (4)

Statements of Operations Data:
Revenues	$943,140	987,673	821,481	895,882	947,272
Cost of sales	877,754	937,331	772,884	839,837	881,194

Gross profit	65,386	50,342	48,597	56,045	66,078
Operating expenses:
Selling, general and administrative expenses	50,485	51,246	58,595	62,130	85,065
Impairment of assets (3) (4)	—	—	—	3,966	3,655
Severance and exit charges (4)	—	—	—	(710)	2,566

Operating income (loss)	14,901	(904)	(9,998)	(9,341)	(25,208)
Other income (expense):
Interest expense	(3,916)	(3,794)	(3,441)	(2,615)	(5,064)
Loss on sale of accounts receivable	(2,578)	(2,413)	(376)	(330)	(156)
Gain on early extinguishment of debt (5)	566	—	—	—	17,208
Gain on sale of building	240	—	—	—	—
Minority interest	(2,390)	—	—	—	—
Other, net	214	684	17	750	(73)

Total other income (expense)	(7,864)	(5,523)	(3,800)	(2,195)	11,915

Income (loss) from continuing operations before income taxes	7,037	(6,427)	(13,798)	(11,536)	(13,293)
Provision (benefit) for income taxes (6)	2,786	845	23,181	(5,237)	(4,127)

Income (loss) from continuing operations	4,251	(7,272)	(36,979)	(6,299)	(9,166)
Discontinued operations (7)	585	(17,311)	(81,138)	(15,442)	(18,799)
Cumulative effect of a change in accounting principle, net of tax (8)	—	—	—	(17,153)	—

Net income (loss)	$4,836	(24,583)	(118,117)	(38,894)	(27,965)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.21	(0.35)	(1.82)	(0.31)	(0.75)
Discontinued operations	0.03	(0.85)	(3.98)	(0.76)	(1.53)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.84)	—

Net income (loss) per share	$0.24	(1.20)	(5.80)	(1.91)	(2.28)

Diluted :
Income (loss) from continuing operations	$0.20	(0.35)	(1.82)	(0.31)	(0.75)
Discontinued operations	0.03	(0.85)	(3.98)	(0.76)	(1.53)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.84)	—

Net income (loss) per share	$0.23	(1.20)	(5.80)	(1.91)	(2.28)

Weighted average number of shares: (1)(2)
Basic	20,415	20,463	20,363	20,354	12,268
Diluted	21,110	20,463	20,363	20,354	12,268

Operating Data:
International revenues, including export sales, as a percentage of revenue	56.7%	53.2%	46.5%	40.9%	41.1%

	(In thousands) November 30,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Working capital	$10,426	4,010	16,812	122,294	132,280
Total assets	235,980	213,859	353,236	510,726	503,071
Notes payable and current portion of long-term debt	34,469	30,462	35,777	19,305	23,089
Long-term debt	11,075	12,374	12,374	12,374	12,374
Stockholders’ equity	16,770	10,091	33,873	147,773	184,757

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

(5)             In 2002, the Company had a $17.2 million gain resulting from the Company’s exchange offer.

(6)             In 2004, the Company had a pre-tax loss. However, increases in the valuation allowances attributable to the Company’s U.S. operations resulted in income tax expense.

(7)             In 2005, the Company sold its operations in the PRC, Hong Kong and Taiwan, completing its exit of the Asia-Pacific Region. In 2004, the Company sold its operations in Singapore. In 2003, the Company sold its Netherlands operations and its Sweden operations. The Company has reclassified the results of these operations to discontinued operations for all periods presented.

(8)             Effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the provisions of SFAS No. 142, the Company stopped amortizing goodwill as of December 1, 2002, and recorded an impairment charge of $17.2 million related to the adoption of this statement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CellStar is a leading distributor of wireless products and value-added logistics services to the wireless communications industry, serving network operators, agents, resellers, dealers, and retailers with operations in the North American and Latin American Regions.  We provide comprehensive logistics solutions and facilitate the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. We also provide activation services in some of our markets that generate new subscribers for wireless carriers. We derive substantially all of our revenues from net product sales, which include sales of handsets and other wireless communications products. We also derive revenues from value-added services, including activations, residual commissions, and prepaid wireless services, none of which accounted for 10% of consolidated revenues. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues. Activation income includes commissions paid to us by a wireless carrier when a customer initially subscribes for the carrier’s wireless service through us. Residual commissions include payments received from carriers based on the wireless handset usage by a customer that we activate.

The Company reported net income of $4.8 million, or $0.23 per diluted share, for the year ended November 30, 2006, including income of $0.6 million, or $0.03 per diluted share, from discontinued operations, compared with a net loss of $24.6 million, or $1.20 per share, for the same period last year, including a loss of $17.3 million, or $0.85 per share, from discontinued operations. Revenues for the year ended November 30, 2006, were $943.1 million, a decrease of $44.6 million, compared to $987.7 million in 2005. Revenues increased in the Latin American Region ($9.5 million) primarily due to increases of $56.0 million and $34.8 million in Mexico and Chile, respectively, offset by a decline of $81.3 million in the Company’s operations in Miami. Revenues decreased in the North American Region ($54.1 million) due to a decrease in the Company’s insurance replacement business of $73.3 million as a result of the loss of the majority of the lock/line LLC business in April 2006. Gross profit increased from $50.3 million (5.1% of revenues) for the year ended November 30, 2005 to $65.4 million (6.9% of revenues) for the year ended November 30, 2006. Gross profit increased as a percentage of revenues in North America primarily due to better margins in the regional carrier group and indirect channel business and in Latin America primarily due to the Company’s joint venture in Mexico. Selling, general and administrative expenses decreased $0.6 million from $51.2 million (5.2% of revenues) for the year ended November 30, 2005 to $50.5 million (5.3% of revenues) for the year ended November 30, 2006, primarily due to decreases in the North American and Corporate segments, partially offset by an increase in the Company’s Mexico operations.

Lock/line LLC, previously the Company’s largest customer, accounted for $50.5 million or approximately 12% of the North American Region revenues and 5% of the consolidated revenues for the year ended November 30, 2006.  In 2005, lock/line LLC accounted for $115.0 million or approximately 25% of North American Region revenues and 12% of consolidated revenues.  Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006.  In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company.  In April 2006, the transition was completed.  Revenues from lock/line the last six months of 2006 were $5.8 million.  Primarily as a result of the lock/line transition, revenues from the North American region declined from $224.3 million for the first six months of 2006 to $184.2 million in the last six months.  Operating income, in the North American Region, decreased from $10.3 million for the first six months of 2006 to $5.1 million the last six months.

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

On August 31, 2006, the Company entered into a Term Loan to provide financing to purchase or redeem the Company’s $12.4 million of Senior Notes due January 2007.  In September 2006, the Company purchased $10.5 million of its $12.4 million outstanding Senior Notes at a 1% discount.  In December 2006, the remaining Senior Notes were redeemed at par.

Subsequent Events

As discussed in Part I, Item 1. Business — Proposed Sale of U.S., Miami and Mexico Operations - on December 18, 2006 the Company announced that it had entered into agreements to sell substantially all of the assets and for the buyer to assume certain liabilities of its U.S. and Miami-based Latin American operations to Brightpoint and to sell all of its Mexico operations to Wireless Solutions and Prestadora.  The two transactions are not dependent on each other and do not include the Company’s operations in Chile.  In addition, the transactions are subject to approval by the Company’s stockholders.  In conjunction with these agreements, the Company expects to divest its operations in Chile, and ultimately liquidate and dissolve the Company.  On January 23, 2007, the Company filed a preliminary proxy statement with the SEC which more fully describes the proposed transaction and dissolution of the Company.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the Company expressed as a percentage of revenues for the past three fiscal years:

	2006	2005	2004

Revenues	100.0%	100.0	100.0
Cost of sales	93.1	94.9	94.1
Gross profit	6.9	5.1	5.9

Selling, general and administrative expenses	5.3	5.2	7.1
Operating income (loss)	1.6	(0.1)	(1.2)

Other income (expense):
Interest expense	(0.4)	(0.4)	(0.4)
Loss on sale of accounts receivable	(0.3)	(0.2)	(0.1)
Gain on retirement of 12% Senior subordinated notes	0.1	0.0	0.0
Gain on sale of building	0.0	0.0	0.0
Minority interest	(0.3)	0.0	0.0
Other, net	0.0	0.0	0.0
Total other income (expense)	(0.9)	(0.6)	(0.5)

Income (loss) from continuing operations before income taxes	0.7	(0.7)	(1.7)

Provision for income taxes	0.3	0.1	2.8

Income (loss) from continuing operations	0.4	(0.8)	(4.5)

Discontinued operations	0.1	(1.7)	(9.9)

Net income (loss)	0.5%	(2.5)	(14.4)

Revenues from the Company’s Miami operations are classified as Latin American Region revenues as these revenues are primarily exports to Latin American countries, either by the Company or by exporter customers. Revenues by region for the years ended November 30, 2006, 2005 and 2004 are as follows (in thousands);

	2006		2005		2004

North America	$408,548	43%	462,581	47%	439,407	53%

Latin America	534,592	57%	525,092	53%	382,074	47%

Total	$943,140	100%	987,673	100%	821,481	100%

Fiscal 2006 Compared to Fiscal 2005

 Revenues. The Company’s revenues decreased $44.6 million, or 4.5%, from $987.7 million in 2005 to $943.1 million in 2006. The Company handled 12.7 million handsets (5.7 million consigned) in 2006 compared to 12.4 million handsets (4.1 million consigned) in 2005. The average selling price of handsets for 2006 was $120 compared to $109 in 2005, primarily due to changes in the revenue mix.  In 2005, the Miami operations were 28% of consolidated revenues compared to 20% in 2006.  Revenues from the Miami operations primarily are derived from the sale of low-end handsets.

North American Region revenues were $408.5 million, a decrease of $54.1 million, compared to $462.6 million in 2005. This decrease in revenues is predominantly due to a decrease in the Company’s insurance replacement business of $73.3 million as a result of the loss of the majority of the lock/line LLC business in April 2006, as well as a decrease of $10.8 million in the indirect channel business.  The decline in the indirect channel was due to consolidation of some of its customers as well as a shift of the business model from high volume low margin products to a higher margin model.  These decreases were partially offset by an increase of $21.8 million in the region’s regional carrier group business from $250.5 million in 2005 to $272.3 million in 2006.  In 2006 the Company’s regional carrier customers conducted new model, as well as seasonal promotions. One of the primary models that was successful over the first half of the year was the Motorola RAZR, which carried a higher average selling price.  Although there was an increase in revenues in the regional carrier group, there continues to be a risk of consolidation among the rural carriers.  Two of the largest rural carriers, which were customers of the Company, Western Wireless and Midwest Wireless, were acquired in 2005 and 2006, respectively.  Combined revenues for Western Wireless and Midwest Wireless were $7.3 million and $16.5 million for the years ended November 30, 2006 and 2005, respectively.  In addition, we also lost several independent rural carrier customers when the Associated Carrier Group LLC, a consortium of independent rural carriers, announced in April 2006 that it signed a preferred supplier agreement with Brightpoint.  Revenues for this consortium were $39.4 million and $30.2 million for the years ended November 30, 2006 and 2005, respectively.  However, for the fourth quarter, revenues were $1.1 million and $12.8 million for 2006 and 2005, respectively.

 Lock/line LLC, previously our largest customer in the North American Region, accounted for $115.0 million or 25% of our fiscal 2005 revenue in the North American Region and contributed 12% of our revenues on a consolidated basis.  Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006.  In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house some of the business previously performed by the Company.  In April 2006, the transition was completed.  Lock/line accounted for $50.5 million or approximately 12% of the North American Region revenues and 5% of consolidated revenues in 2006. Revenues from lock/line for the last six months of 2006 were $5.8 million.  The operating margin for lock/line is comparable to other customers in the North American Region.

The Company’s operations in the Latin American Region provided $534.6 million of revenues in 2006, compared to $525.1 million in 2005, a $9.5 million increase, due to increases in Mexico ($56.0 million) and Chile ($34.8 million) offset by a decline of $81.3 million in the Company’s operations in Miami. Miami revenues decreased from $272.4 million in 2005 to $191.0 million in 2006, primarily due to a reduction in revenue from the major carrier customer in Colombia. In 2005, the Company expanded its relationship with the carrier in support of the carrier’s technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. The transition to GSM was substantially completed in 2005. Revenues from this customer were $186.2 million in 2005 compared to $112.5 million in 2006. The Company anticipates that revenues from this customer in future periods will be comparable to the 2006 levels. Revenues in Mexico were $290.7 million in 2006 compared to $234.7 million in 2005. The Company continues to focus its efforts on the largest carrier in the country, Telcel. In April 2005, in order to increase its activation business and further strengthen its relationship with Telcel, CELEX invested in CII.  The joint venture provides handset distribution and activation services for Telcel through a national retailer.  Revenues associated with Telcel, including the joint venture, were $221.5 million in 2006 compared to $174.4 million in 2005.  The Mexico operations have seen a shift in the revenue mix from CELEX to the joint venture, which generally operates with higher margins. Revenues from the Company’s operations in Chile were $52.8 million in 2006 compared to $18.0 million in 2005.

During 2006, the Company’s operations in Chile had increased sales to a major carrier customer.  The major carrier customer was recently purchased and has initiated aggressive promotions in the country.  The Company expects revenues in Chile to increase relative to 2005 levels in future periods.

Gross Profit. Gross profit increased $15.1 million from $50.3 million in 2005 to $65.4 million in 2006. Gross profit as a percentage of revenues was 6.9% in 2006, compared to 5.1% in 2005.

Gross profit, as well as gross profit percentage, in the North American Region increased from 2005. These increases were primarily due to increased revenues in the Company’s regional carrier group and better margins in the indirect channel group. In the regional carrier business, carrier customers conducted new model promotions and the Company purchased certain products at the end of November and early December 2005 in anticipation of sales in January and February 2006 in order to take advantage of manufacturer pricing and volume incentives. In the indirect channel, the Company was able to replace a portion of the traditionally low margin business with a major carrier customer’s agents with new customers who purchased higher margin handsets.

Gross profit, as well as gross profit percentage, increased in the Company’s Latin American Region compared to 2005. These increases were primarily due to the Company’s joint venture in Mexico and the receipt of vendor credits. The Company’s joint venture in Mexico has higher margins than our traditional business. The margins in the operations in Mexico also increased due to the receipt of vendor credits. The Company’s operations in Miami recognized a slight increase in gross profit despite the decline in revenues, primarily due to the receipt of vendor credits in 2006.  Gross profit percentage also increased in Miami as the business with the major carrier customer has a lower gross profit percentage.  Gross profit in Chile increased due to the increased revenues.  The gross profit percentage decreased in Chile as the revenue mix shifted from value added services to product sales which have lower margin percentages.

The Company continually negotiates with its vendors to receive price protection and other incentives. The Company recognizes these credits and incentives in the period the agreement is made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes these credits when received. These credits and incentives are applied against inventory or cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. The timing of receiving these written agreements can cause significant variations in our gross margins and operating results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $51.2 million in 2005 to $50.5 million in 2006. In 2006, there was a reduction in payroll and benefits of $1.1 million in the North American and Corporate segments combined as the Company continues to align overhead expenses with the remaining operations. There were also decreases in North America and Corporate in marketing ($0.6 million), due to reductions in trade show expenses; travel expenses ($0.6 million); professional fees ($0.8 million); property and facility expenses ($1.2 million), due to assets being fully depreciated as well as the move of the Company’s corporate headquarters; and decreases in various other administrative expenses totaling $1.6 million.  During the second quarter of 2006, the Company favorably settled a liability relating to a theft of consigned inventory in 2001 resulting in a recovery of $1.4 million. The Company had recognized expenses of $1.8 million in prior years related to this theft.  These decreases were partially offset by increases in Latin America due to the amortization of the intangible asset acquired in the CII purchase ($1.2 million), as well as an increase in payroll and benefits of $2.4 million primarily due to the joint venture in Mexico and an increase of $1.4 million in professional fees.

Bad debt expense for 2006 was $0.6 million compared to a recovery of $0.5 million in 2005. The increase in bad debt expense of $1.1 million was primarily due to a recovery of $0.5 million in 2005 in the North American Region due to a payment received on an account previously reserved.

Interest Expense. Interest expense in 2006 was $3.9 million compared to $3.8 million in the prior year.

Loss on sale of accounts receivable. The Company recognized $2.6 million and $2.4 million in losses on sales of accounts receivable in 2006 and 2005, respectively. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its major customers in Latin America.  Beginning in the fourth quarter of 2006, the Company no longer sells without recourse its trade receivables from Telcel.  Instead, the Company presents invoices for early payment to Telcel at rates comparable to the prior factoring arrangement with a financial institution.  This early payment discount is included as a reduction of revenues and totaled $0.6 million in 2006.

Gain on retirement of 12% Senior Notes.  On September 7, 2006, the Company redeemed $10.5 million of Senior Notes at a one percent discount.  The Company recognized a gain on the transaction for the quarter ended November 30, 2006 of $0.6 million, which also includes the reversal of interest previously accrued. The Company did not recognize as interest expense the interest payments on the Senior Notes as these were accrued as part of a troubled debt restructuring in 2002.  Beginning in the fourth quarter of 2006, the Company recognized as expense the interest payments on the Term Loan.

Minority Interest. The Company recognized $2.4 million of expense for the year ended November 30, 2006, associated with the CII joint venture in the Company’s Mexico operations which began operating in the third quarter of 2005.

Income Taxes. The Company had an income tax expense of $2.8 million in 2006 compared to $0.8 million of expense in 2005. Although the Company had a loss before income taxes in 2005, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.  For 2006, the Company utilized net operating loss tax carryforwards to offset its tax liability except for certain minimum taxes, withholding taxes and taxes relating to the Company’s joint venture CII. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2006, the Company had net deferred income tax assets, net of valuation allowances, of $7.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies over the next three to five years. The Company needs to generate $21.1 million in pre-tax income over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years being considered for these projections change.

At November 30, 2006 and 2005, the Company has provided a valuation allowance against the majority of its net operating losses as realization of the tax benefits is not expected based on current operations.  However, the approval of the U.S. Sale Agreement by stockholders would have a significant impact on the deferred income tax asset valuation allowance.  The sale of the U.S. and Miami operations would result in an expected gain in excess of $50 million. The Company believes the tax liability for a significant portion of this gain would be offset by the utilization of net operating losses which have been previously reserved.

The approval of the Mexico Sale Agreement would negatively impact the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income would be generated from the Mexico operations.   In assessing the realizability of the deferred tax assets at November 30, 2006 the Company has included the expected income from the Mexico operations.

As of November 30, 2006 the completion of the U.S. and Mexico Sale Agreements was uncertain due to the requirement for stockholder approval.  Accordingly the amount of the deferred tax assets at November 30, 2006 expected to be realized is based on the current operations of the Company without considering the effects of the proposed transactions.

Discontinued Operations. As discussed in Note 11 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005. In conjunction with the sale of the Company’s operations in the PRC in 2005, the Company maintained the right to pursue certain claims against certain manufacturers. In the second quarter of 2006, the Company recovered $0.7 million related to one of these claims.

Fiscal 2005 Compared to Fiscal 2004

Revenues. The Company’s revenues increased $166.2 million, or 20.2%, from $821.5 million in 2004 to $987.7 million in 2005. The Company handled 12.4 million handsets (4.1 million consigned) in 2005 compared to 9.1 million handsets (3.2 million consigned) in 2004. The average selling price of handsets for 2005 was $109 compared to $126 in 2004, primarily due to a decrease in the average selling price in the Company’s Miami operations.

North American Region revenues were $462.6 million, an increase of $23.2 million, compared to $439.4 million in 2004. This increase in revenues was predominantly due to an increase in the region’s regional carrier business resulting primarily from new model promotions in 2005, and an increase in the insurance replacement business. The increase in the regional carrier business of $48.6 million was due to the expansion of the Company’s relationship with one of its regional carrier group customers to include some of the Company’s logistics solutions.  The increase in the insurance replacement business was due to a change in the product mix for the insurance replacement business where the ratio of new to refurbished phones increased. In 2005, there was a higher mix of new phones which have a higher average sales price. A big driver of the region’s revenues in 2005 was the insurance replacement business. Lock/line LLC, our largest customer in the Region, accounted for $115.0 million, or 25%, of our fiscal 2005 revenue in the North American Region, and contributed 12% of our revenues on a consolidated basis compared to $93.1 million in 2004 (11% of consolidated revenues and 21% of our revenues in the North American Region).  These increases in the regional carrier and insurance replacement business were partially offset by a decline in the indirect channel business as a result of a major carrier’s decision to change its distribution strategy and as well as the change in the relationship with Cricket Communications, Inc. (“Cricket”). In January 2004, the Company announced that it would cease providing fulfillment and logistics services for what was previously one of the region’s largest customers, Cricket, as well as its indirect sales channels, at the expiration of the agreement related to those services. The agreement expired on February 25, 2004. Company management believes that the pricing requested by Cricket going forward would not have met the Company’s desired profitability. Revenues from Cricket and its indirect sales channel represented approximately 3.0% ($24.4 million) of the Company’s consolidated revenues for 2004.

The Company’s operations in the Latin American Region provided $525.1 million of revenues in 2005, compared to $382.1 million in 2004, a $143.0 million increase. Revenues in Mexico were $234.7 million compared to $179.7 million in 2004. The increase in revenues was primarily due to the Company’s efforts in Mexico to focus on the largest carrier in the country, Telcel.  Revenues associated with Telcel were $149.4 million in 2005 and $122.7 million in 2004.  Revenues from the Company’s Colombia operations were $16.3 million in 2004. In the second quarter of 2003, the Company shifted the majority of its business with its major carrier customer in Colombia to the Company’s Miami export operations and in the second quarter of 2004, the Company completed the divestiture of its operations in Colombia to a group that included local management. Revenues from the Company’s Miami export operations were $272.4 million in 2005 compared to $159.9 million in 2004 primarily due to increased business with the major carrier customer in Colombia and the Company’s expanded relationship with the carrier in support of its technology transition from CDMA to GSM. The major carrier customer in Colombia was acquired by Telefonica  in January 2005. Telefonica immediately initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. Revenues from Telefonica were $186.2 million in 2005.  As a result of the promotions, the average selling price of handsets in the Company’s Miami operations dropped from $123 in 2004 to $76 in 2005. Revenues from the Company’s operations in Chile were $18.0 million in 2005 compared to $26.2 million in 2004 due to a decrease in spot sales.

Gross Profit. Gross profit increased $1.7 million from $48.6 million in 2004 to $50.3 million in 2005. Gross profit as a percentage of revenues was 5.1% for 2005, compared to 5.9% for 2004.

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

Gross profit and margin percentage decreased in the Latin American Region primarily due to the impact of the major carrier customer in Colombia. Although revenues were higher with this customer, the margin percentage was generally lower. Telefonica initiated aggressive promotions in the country consisting primarily of low end handsets supplied by the Company’s Miami operations. Inventory obsolescence in the region was a recovery of $0.3 million in 2005 compared to an expense of $1.9 million in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.4 million from $58.6 million in 2004 to $51.2 million in 2005 primarily due to decreases in professional fees ($3.0 million) and payroll and benefits ($2.5 million). The decline in professional fees is primarily attributable to a decline in fees associated with compliance with the Sarbanes-Oxley Act of 2002 as well as a decline in legal fees. The decrease in payroll and benefits occurred in the North American and Corporate segments as the Company continues its efforts to adjust its current overhead.

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

Discontinued Operations. As discussed in Note 11 to the Consolidated Financial Statements, the Company exited the Asia-Pacific Region in 2005.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at November 30, 2006 (amounts in thousands):

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual obligations
Notes payable
Amended facility (variable interest, 8.25% at November 30, 2006)	$33,469	33,469	—	—	—
12% Senior subordinated notes	1,915	—	1,915	—	—
Term loan	10,160	1,000	9,160	—	—
Operating leases (a)	5,770	2,376	2,806	588	—

Total contractual obligations	$51,314	36,845	13,881	588	—

(a)             Substantially all of the operating leases are expected to be assumed by the purchasers in the proposed transactions.

The Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s Amended Facility, and factoring of accounts receivable to meet its financing needs during the year ended November 30, 2006. The Company is dependent on maintaining open vendor trade credit lines on reasonable terms. The Company believes the current credit lines will allow it to meet its anticipated product needs from Motorola and other vendors.  Interruption of these lines could have a material adverse impact on the Company’s business.

Based upon current and forecasted operating results, the Company anticipates that its cash flow from operations, together with amounts available under its credit facilities and existing cash balances, will be adequate to meet its anticipated cash requirements for at least the next twelve months.  However, funds will not be sufficient for the Company to significantly expand its business.  In the event that existing cash balances, cash flows and available borrowings under the credit facilities are not sufficient to meet future cash requirements, the Company may be required to reduce planned expenditures or seek additional financing. We cannot assure you that reductions in planned expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to us.

In North America, the credit terms granted by the Company generally coincide with the credit terms it receives from its vendors.  In the Latin America Region, the Company’s credit terms frequently exceed by 30 to 60 days the terms received from the Company’s vendors and as a result the Company factors receivables or requests early payment at a discount as necessary to make payments to its vendors. Compared to November 30, 2005, accounts receivable increased from $98.4 million to $114.3 million at November 30, 2006. 92% of the Company’s trade accounts receivable at November 30, 2006 were current, compared to 95% at November 30, 2005. The average accounts receivable balance for the quarter ended November 30, 2005, was $89.0 million compared to $94.2 million for the quarter ended November 30, 2006. Accounts receivable days sales outstanding for the quarter ended November 30, 2006, based on monthly accounts receivable balances, were 30.4, compared to 36.7 for the quarter ended November 30, 2005. The drop in days sales outstanding was primarily due to lock/line.  Lock/line’s terms with the Company were 60 days.  North America accounts receivable decreased by $7.0 million primarily due to the decline in the business with lock/line LLC. Accounts receivable have increased by $10.7 million and $6.3 million in the Mexico and Chile operations, respectively, primarily due to increased revenues in the fourth quarter in the Mexico operations primarily due to vendor promotions, including financing promotions received by the Company and passed on to customers, and an increase in revenues in the fourth quarter of 2006 with the major carrier customer in Chile.

Inventories decreased to $68.8 million at November 30, 2006, from $81.5 million at November 30, 2005, primarily due to a decrease of $14.0 million in the Company’s North American Region. The decline in North America is primarily a result of the decrease in business with lock/line LLC.  Inventories increased $6.7 million in Chile in anticipation of increased revenues to a major carrier customer.   Inventory turns for the quarter ended November 30, 2006, based on monthly inventory balances, were 12.3 turns, compared to 10.8 for the quarter ended November 30, 2005. Accounts payable increased to $158.4 million at  November 30, 2006, compared to $146.3 million at November 30, 2005, primarily due to an increase of $40.7 million in the Company’s Latin America operations due to the increased business in the fourth quarter of 2006 in the Company’s Mexico and Chile operations.  Accounts payable declined in North America primarily as a result of the decrease in business with lock/line LLC.

At November 30, 2005, the Company had an $85.0 million facility with a bank that was to expire in November 2006, or in the event that the Company refinanced its Senior Notes, the facility was to expire September 2007. On March 31, 2006, the Company entered into the Amended Facility with the bank, which extended the term of the facility until September 27, 2009. The borrowing rate under the Amended Facility was reduced from prime plus 0.5% to prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 3.5% to LIBOR plus 2.5% for the LIBOR option.

The Amended Facility is considered a current liability as the lender has dominion over cash receipts related to the Company’s domestic operations, and the Amended Facility contains an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility is limited by a borrowing base test, which is measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility is secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility is further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Amended Facility contains, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of November 30, 2006, the Company had borrowed $33.5 million at an interest rate of 8.25%, an increase of $3.0 million from $30.5 million at November 30, 2005. The Company had additional borrowing availability under the Amended Facility of $6.0 million at November 30, 2006, compared to $18.2 million at November 30, 2005. The Company experienced a decline in the borrowing base since November 30, 2005, primarily due to the decline in the business with lock/line LLC. The borrowing base is calculated based upon eligible domestic accounts receivable and inventory. The Company experienced a similar decline in the need for working capital as a result of the lock/line LLC transition.

At February 6, 2007, the Company had borrowed $11.0 million at an interest rate of 8.25% and had additional borrowing availability of $23.8 million under the Amended Facility.

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

On October 31, 2006, the Company finalized an amendment to its Amended Facility, increasing the amount of receivables the Company’s operations in Chile can factor from $20.0 million to $40.0 million.

At November 30, 2006, and November 30, 2005, the Company had outstanding $1.9 million and $12.4 million, respectively, of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At November 30, 2006, and November 30, 2005, the Company had $0.1 million and $2.1 million, respectively, of interest accrued for future interest payments. The Senior Notes contained certain covenants that restricted the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

On August 31, 2006, the Company entered into a Term Loan with a finance company.   Pursuant to the Term Loan, the finance company agreed to provide the Company with the financing to purchase and/or redeem its Senior Notes.   The borrowing rate under the Term Loan is LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan matures September 27, 2009. The Term Loan will be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan. Interest payments are due on the first day of each month following the first distribution of funds.  On September 29, 2006, the Company made an installment payment of $250 thousand.

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

On September 7, 2006, the Company redeemed $10.5 million of Senior Notes at a one percent discount.  The Company recognized a gain on the transaction for the quarter ended November 30, 2006 of $0.6 million which also includes the reversal of interest previously accrued.  The Company did not recognize as interest expense the interest payments on the Senior Notes as these were accrued as part of the troubled debt restructuring.  Beginning in the fourth quarter of 2006, the Company recognized as expense the interest payments on the Term Loan.  As of November 30, 2006, the Company had borrowed $10.4 million at  interest rates ranging from 12.9% to 14.5% and had additional borrowing availability of $1.9 million under the Term Loan.  On December 15, 2006, the Company redeemed, at par, the remaining $1.9 million of Senior Notes.

In April 2005, the Company’s joint venture in Mexico, CII, was formed.  As additional consideration for its 51% interest in CII, CELEX is committed to pay an additional $4.0 million to the individual partners of Wireless Solutions, payable in the form of a cumulative preferred dividend, of the earnings of CII which otherwise would be distributed to CELEX.  No earnings shall be distributed to CELEX as long as any portion of the preferred dividend remains unpaid. As of November 30, 2006, $0.4 million of the preferred dividend had been paid to the individual partners of Wireless Solutions. At November 30, 2006, $2.0 million of minority interest was accrued related to the 49% interest held by the individual partners of Wireless Solutions. The calendar 2006 preferred dividend will be distributed following the expected completion of the annual statutory accounts for CII in March 2007. If the Mexico Sale is approved by the stockholders, the Mexico Sale Agreement stipulates that no additional preferred dividends will be payable after the required calendar 2006 dividend.

The Company has an agreement with a financing company whereby it may sell, without recourse, unlimited trade receivables from Telefonica.   The annual discount rates on the sale agreements range from 5.8% to 11.4%.  The Company has agreements with various financing institutions in Chile whereby it may sell, without recourse, up to $40 million of trade receivables from its major carrier customer in Chile at annual discount rates ranging from 5.8% to 6.6%.  The Company has similar agreements in Mexico whereby it may sell, without recourse, trade receivables from a national retailer at annual discount rates of 6.1% to 7.1%.  These sale transactions are accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” At November 30, 2006 and 2005, the Company had $35.0 million and $25.8 million, respectively, of accounts receivable outstanding that had been sold and removed from the consolidated balance sheet. The loss on the sale of accounts receivable was $2.6 million and $2.4 million for the years ended November 30, 2006 and 2005, respectively.

Until September 2006, the Company sold certain of its trade receivables from Telcel to a financial institution.  Beginning in September 2006, Telcel began purchasing from the Company through a different legal entity.  In conjunction with this change, Telcel invoices are no longer factored with the financial institution.  Instead, the invoices are presented for early payment within Telcel at a current annual rate of approximately 6%.  The Company does not expect this change to have a material impact on liquidity or the results of operations.  This early payment discount is included as a reduction of revenues.  Early payment discounts from Telcel related to this program were $0.6 million in 2006.

Impact of Inflation

Historically, inflation has not had a significant impact on CellStar’s overall operating results as the majority of the Company’s business is in markets that are relatively stable. However, the effects of inflation could have a material adverse impact on the Company if the markets become unstable. The following table summarizes the revenues and percentages of consolidated revenues for the Company’s geographical operations for the year ended November 30, 2006 (dollars in thousands):

Operation	Revenues	Percentage

U.S.	$408,548	43.3%
Mexico	290,709	30.8
Miami	191,044	20.3
Chile	52,839	5.6

Total	$943,140	100.0%

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2006, the Company has net deferred income tax assets, net of valuation allowances, of $7.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $21.6 million in pre-tax income, as well as implement the planned strategies over this period to fully utilize the net deferred tax asset. Management believes the forecasted results from the operations in North America and Latin America and related tax strategies support the net deferred tax asset. The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years is being considered for these projections change.

(b) Revenue Recognition

For the Company’s wholesale business, revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. The Company does not generally grant rights of return. In instances where right of return is granted at the time of sale, revenue is not recognized until expiration of the right of return. For goods that are considered bill and hold, revenue is recognized when the product is delivered.  Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

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

(c) Vendor Credits and Allowances

The Company recognizes price protection credits; sell-through credits, advertising allowances and volume discounts in the period the agreement was made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes when received. The timing of receiving the written agreements can cause variations in our gross margins and operating results.

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

(d) Stock Based Compensation

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company has not granted any stock options since January 2005. The Company expects to issue primarily restricted stock in future periods.

(e) Adoption of Staff Accounting Bulletin No. 108

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the SEC Staff’s views regarding the process of evaluating materiality of financial statement misstatements.  SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet.  SAB 108 is effective for the Company for the year ended November 30, 2006.  As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings.

(f) Accounting Pronouncements Not Yet Adopted

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”(“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2008.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the years ended November 30, 2006 and 2005, the Company recorded net foreign currency gains of $0.1 million and $1.7 million, respectively, in costs of goods sold principally related to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange gains and loss exposure is primarily the Mexican peso. The Company’s exposure in Chile is still relatively limited due to the size of the operations although it has increased with the increase in revenues.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by utilizing forward purchase contracts, or by having transactions denominated in US dollars. The Company continues to evaluate foreign currency exposures and related protection measures.

At November 30, 2006, the Company had forward purchase contracts relating to USD $6.5 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts had terms matching the length of the receivable, and matured in December 2006.  The Company enters into these forward purchase contracts in order to reduce its economic exposure on the dollar denominated accounts payable for the related inventory that was sold.  The change in the fair value of these forward purchase contracts are recognized currently in earnings.  At January 31, 2007, the Company had entered into additional forward purchase contracts in Chile of $8.0 million.  Presently, the Company holds no other derivative instruments.

Interest Rate Risk

The Company manages its borrowings under the Amended Facility each business day to minimize interest expense. The interest rate of the Amended Facility is an index rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on either the agent bank’s prime lending rate or LIBOR. During the year ended November 30, 2006, the interest rates of borrowings under the Amended Facility ranged from 7.5% to 8.25%. (See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Company sells certain receivables in its Latin American operations to assist in meeting its financing needs. The effective annual rates on the sale of receivables varied from 5.8% to 11.4%. On August 31, 2006, the Company entered into a Term Loan with a finance company.  The borrowing rate under the Term Loan is LIBOR plus 7.5%, or a base rate plus an applicable margin.  Each one percent change in variable interest rates impacts interest expense approximately $0.3 million and approximately $0.3 million on the loss on sale of accounts receivable based upon anticipated borrowing levels and sales of accounts receivable.

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective at November 30, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of the end of the period covered by this report. The Company used as its framework the Committee of Sponsoring Organizations of the Treadway Commission’s publication entitled, “Internal Control—Integrated Framework” (the “COSO Framework”).

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We believe that, based on the COSO Framework, as of November 30, 2006, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Grant Thornton LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting.  Their report is included below.

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2006, the Company upgraded its enterprise resources planning (“ERP”) system in its Mexico operations.  The upgrade of the ERP system provides updated technology and automates many previously manual processes.

During the quarter ended November 30, 2006, the Company completed the testing of its remediation efforts for the material weaknesses identified in 2005. For the year ended November 30, 2005, management identified as material weaknesses the following:

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

During 2006, the Company updated certain policies identified during 2005 as being inconsistently applied and held various meetings with finance personnel to increase understanding of policies.  In addition, corporate management increased its review and oversight in these areas throughout 2006.  Also in 2006, staff was added or realigned to assist in the preparation of the detailed account reconciliations to allow a more timely and precise review.  Upon completion of its testing during the quarter ended November 30, 2006, management concluded that the material weaknesses identified in 2005 had been successfully remediated.

No other changes to internal control over financial reporting were made during the quarter ended November 30, 2006.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of CellStar Corporation

We have audited management’s assessment that CellStar Corporation (a Delaware Corporation) and subsidiaries maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). CellStar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of CellStar Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that CellStar Corporation and subsidiaries maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, CellStar Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CellStar Corporation and subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended November 30, 2006, and our report dated February 12, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 12, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding our directors is provided under the heading “Election of Directors” in the Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders to be held during 2007, which information is incorporated herein by reference. The information required by this item regarding our executive officers is provided under the heading “Executive Officers of the Registrant” in Item I of this Form 10-K, which information is incorporated herein by reference. The information required by this item regarding Section 16(a) beneficial ownership reporting compliance is provided in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics is provided under the heading “Available Information” in Part I of this Form 10-K, which is incorporated herein by reference.

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

2.1

Asset Purchase Agreement, dated December 18, 2006, related to the U.S. Sale (Schedules and exhibits have been omitted, and CellStar agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request).

		Current Report on Form 8-K.	December 19, 2006

2.2

Stock Purchase Agreement, dated December 18, 2006, related to the Mexico Sale (Schedules and exhibits have been omitted, and CellStar agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request).

		Current Report on Form 8-K.	December 19, 2006

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995.	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation.	Form 10-Q for the quarter ended May 31, 1998.	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002 (the “Second Certificate of Amendment”).	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

3.4	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1

The Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Second Certificate of Amendment and Amended and Restated Bylaws of CellStar Corporation filed as Exhibits 3.1, 3.2, 3.3 and 3.4 are incorporated into this item by reference.

See above.

4.2	Specimen Common Stock Certificate of CellStar Corporation.		Filed herewith.

10.1

Amended and Restated Loan and Security Agreement, dated as of March 31, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as the arranger and administrative agent.

		Form 10-Q for the quarter ended February 28, 2006.	April 10, 2006

10.2

Consent, dated as of May 25, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.

		Current Report on Form 8-K.	May 31, 2006

10.3

First Amendment to Amended and Restated Loan Agreement, dated as of July 12, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, Bank of America, N.A., and Wells Fargo Foothill, Inc.

		Current Report on Form 8-K.	July 12, 2006

10.4

Second Amendment to Amended and Restated Loan Agreement, dated August 31, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.

		Current Report on Form 8-K.	September 1, 2006

10.5

Waiver, effective as of October 4, 2006, executed by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.

		Form 10-Q for the quarter ended August 31, 2006.	October 5, 2006

10.6

Waiver and Consent, as of October 26, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.

		Current Report on Form 8-K.	November 1, 2006

10.7

Third Amendment to Amended and Restated Loan Agreement, dated October 31, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.

		Current Report on Form 8-K.	November 1, 2006

10.8

Term Loan and Security Agreement, dated August 31, 2006, by and among CellStar Corporation and each of CellStar Corporations’ subsidiaries signatory thereto, as borrowers, and CapitalSource Finance LLC, as agent and lender.

		Current Report on Form 8-K.	September 1, 2006

10.9

First Amendment to Term Loan and Security Agreement, dated October 31, 2006, by and among CellStar Corporation and each of CellStar Corporation’s subsidiaries signatory thereto, as borrowers, and CapitalSource Finance LLC, as agent and lender.

		Current Report on Form 8-K.	November 1, 2006

10.10	Letter Agreement dated as of August 31, 2006, by and between CellStar Corporation and Quattro Global Capital LLC.	Current Report on Form 8-K.	September 7, 2006

10.11	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996.*	Form 10-K for the fiscal year ended November 30, 1996.	February 28, 1997

10.12	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002.*	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.13	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates.*	Form 10-Q for the quarter ended May 31, 2001.	July 12, 2001

10.14	CellStar Corporation 2003 Long-Term Incentive Plan, effective as of March 13, 2003.*	Appendix C to the Company’s Proxy Statement on Schedule 14A for the 2002 fiscal year.	December 22, 2003

10.15	Form of Incentive Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.16	Form of Non-Qualified Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.17	Form of Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Current Report on Form 8-K.	November 21, 2005

10.18	Form of Amendment to Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*		Filed herewith.

10.19	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

10.20	First Amendment to Amended and Restated Employment Agreement, executed May 2, 2005, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser.*	Current Report on Form 8-K.	May 6, 2005

10.21	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005

10.22	Employment Agreement, executed on April 27, 2005, and effective as of April 30, 2005, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Current Report on Form 8-K.	May 3, 2005

10.23	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Raymond L. Durham.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.24	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Juan Martinez.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.25	Employment Agreement by and among CellStar, Ltd., CellStar Corporation and Michael J. Farrell, dated as of November 15, 2005.*	Current Report on Form 8-K.	November 21, 2005

10.26	Employment Agreement, effective as of January 14, 2007, by and among CellStar, Ltd., CellStar Corporation, and Elaine Flud Rodriguez.*	Current Report on Form 8-K.	November 21, 2006

10.27	Form of CellStar Corporation Indemnification Agreement.*	Current Report on Form 8-K.	July 13, 2005

10.28	Stock Purchase Agreement, dated August 21, 2005, by and among CellStar International Corporation/Asia, Newco and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.29	Amended and Restated Stock Purchase Agreement, dated August 24, 2005, by and among CellStar International Corporation/Asia, Fine Day Holdings Limited and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.30	Letter Agreement executed on September 1, 2005, by and between Fine Day Holdings Limited and CellStar International Corporation/Asia.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.31	Agreement and Mutual Release, entered into on September 2, 2005, by and among CellStar (Asia) Corporation Limited, CellStar Corporation, and Hong An-Hsien.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.32	Industrial Lease Agreement, executed December 9, 2003, by and between Texas Dugan Limited Partnership and CellStar, Ltd.	Form 10-K/A for the fiscal year ended November 30, 2005.	March 30, 2006

10.33	Lease, effective as of March 1, 2006, by and between Americas’ Gateway Business Center, Inc., and National Auto Center, Inc., d/b/a CellStar Latin America.	Form 10-K/A for the fiscal year ended November 30, 2005.	March 30, 2006

10.34	Master Distribution Agreement, made as of November 20, 2006, by and between Motorola, Inc. and CellStar, Ltd.**	Current Report on Form 8-K.	December 20, 2006

10.35	Regional Amendment for the Sale of Products Between Motorola and CellStar in North America, made as of November 20, 2006, by and between Motorola, Inc. and CellStar, Ltd.**	Current Report on Form 8-K.	December 20, 2006

21.1	Subsidiaries of the Company.		Filed herewith.

23.1	Consent of Grant Thornton LLP.		Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

*                    The exhibit is a management contract or compensatory plan or agreement.

**             Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLSTAR CORPORATION

By:	/s/ ROBERT A. KAISER
Robert A. Kaiser Chief Executive Officer

Date: February 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ ROBERT A. KAISER	Date: February 12, 2007
Robert A. Kaiser Chairman of the Board and Chief Executive Officer

By	/s/ MICHAEL J. FARRELL	Date: February 12, 2007
Michael J. Farrell Executive Vice President of Finance, Treasurer And Chief Administrative Officer (a Principal Financial Officer)

By	/s/ RAYMOND L. DURHAM	Date: February 12, 2007
Raymond L. Durham Senior Vice President and Chief Financial Officer (a Principal Financial Officer)

By	/s/ JUAN MARTINEZ, JR	Date: February 12, 2007
Juan Martinez, Jr. Vice President, Corporate Controller (Principal Accounting Officer)

By	/s/ J. L. JACKSON	Date: February 12, 2007
J. L. Jackson Director

By	/s/ DALE V. KESLER	Date: February 12, 2007
Dale V. Kesler Director

By	/s/ JERE W. THOMPSON	Date: February 12, 2007
Jere W. Thompson Director

By	/s/ DA HSUAN FENG	Date: February 12, 2007
Da Hsuan Feng Director

CELLSTAR CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of CellStar Corporation

We have audited the accompanying consolidated balance sheets of CellStar Corporation (a Delaware Corporation) and subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended November 30, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellStar Corporation and subsidiaries as of November 30, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective December 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”  Also as discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of December 1, 2005, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CellStar Corporation and subsidiaries’ internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2007, expressed an unqualified opinion on both management’s assessment of CellStar Corporation’s internal control over financial reporting and on the effectiveness of CellStar Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 12, 2007

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
November 30, 2006 and 2005
(In thousands, except share and per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$28,632	10,744
Accounts receivable (less allowance for doubtful accounts of $1,159 and $38,313, respectively)	114,335	98,356
Inventories	68,830	81,547
Deferred income taxes	917	792
Prepaid expenses and other current assets	5,847	1,834
Assets held for sale—Building	—	1,516
Total current assets	218,561	194,789

Property and equipment, net	2,510	3,689
Deferred income taxes	6,655	6,655
Goodwill	—	3,392
Other assets	8,254	5,334
	$235,980	213,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$33,469	30,462
Current portion—Term loan	1,000	—
Accounts payable	158,365	146,292
Deferred revenue	824	416
Accrued expenses	11,747	13,609
Income taxes payable	716	—
Minority interest	2,014	—
Total current liabilities	208,135	190,779

12% Senior subordinated notes	1,915	12,374
Term loan	9,160	—
Other long-term liabilities	—	615
Total liabilities	219,210	203,768

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,158,740 and 20,827,529 shares issued and outstanding, respectively	212	208
Additional paid-in capital	124,346	124,204
Unearned compensation	—	(650)
Accumulated other comprehensive loss—foreign currency translation adjustments	(8,603)	(7,673)
Retained deficit	(99,091)	(105,998)
	16,864	10,091
Less: Treasury stock (29,389 shares at cost at November 30, 2006)	(94)	—
	16,770	10,091

	$235,980	213,859

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended November 30, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Revenues	$943,140	987,673	821,481
Cost of sales	877,754	937,331	772,884
Gross profit	65,386	50,342	48,597

Selling, general and administrative expenses	50,485	51,246	58,595
Operating income (loss)	14,901	(904)	(9,998)

Other income (expense):
Interest expense	(3,916)	(3,794)	(3,441)
Loss on sale of accounts receivable	(2,578)	(2,413)	(376)
Gain on retirement of 12% Senior subordinated notes	566	—	—
Gain on sale of building	240	—	—
Minority interest	(2,390)	—	—
Other, net	214	684	17
Total other income (expense)	(7,864)	(5,523)	(3,800)

Income (loss) from continuing operations before income taxes	7,037	(6,427)	(13,798)

Provision for income taxes	2,786	845	23,181

Income (loss) from continuing operations	4,251	(7,272)	(36,979)

Discontinued operations	585	(17,311)	(81,138)

Net income (loss)	$4,836	(24,583)	(118,117)

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$0.21	(0.35)	(1.82)
Discontinued operations	0.03	(0.85)	(3.98)

Net income (loss) per share	$0.24	(1.20)	(5.80)

Diluted:

Income (loss) from continuing operations	$0.20	(0.35)	(1.82)
Discontinued operations	0.03	(0.85)	(3.98)

Net income (loss) per share	$0.23	(1.20)	(5.80)

Weighted average number of shares:

Basic	20,415	20,463	20,363

Diluted	21,110	20,463	20,363

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended November 30, 2006, 2005 and 2004
(In thousands)

	Common Stock		Additional	Unearned	Accumulated other comprehensive	Retained	Treasury
	Shares	Amount	paid-in capital	compensation	loss	deficit	Stock	Total

Balance at November 30, 2003	20,356	$204	123,407	—	(12,540)	36,702	—	147,773

Comprehensive loss:
Net loss	—	—	—	—	—	(118,117)	—	(118,117)
Foreign currency translation adjustment	—	—	—	—	1,157	—	—	1,157
Realized foreign currency translation adjustment	—	—	—	—	2,978	—	—	2,978
Total comprehensive loss								(113,982)
Common stock issued under stock option plans	11	—	82	—	—	—	—	82

Balance at November 30, 2004	20,367	204	123,489	—	(8,405)	(81,415)	—	33,873

Comprehensive loss:
Net loss	—	—	—	—	—	(24,583)	—	(24,583)
Foreign currency translation adjustment	—	—	—	—	1,036	—	—	1,036
Realized foreign currency translation adjustment	—	—	—	—	(304)	—	—	(304)
Total comprehensive loss								(23,851)
Grant of restricted stock	460	4	715	(719)	—	—	—	—
Amortization of restricted stock	—	—	—	69	—	—	—	69

Balance at November 30, 2005	20,827	208	124,204	(650)	(7,673)	(105,998)	—	10,091

SAB 108 adoption	—	—	—	—	—	2,071	—	2,071

Balance at November 30, 2005 after SAB 108 adoption	20,827	208	124,204	(650)	(7,673)	(103,927)	—	12,162

Comprehensive income:
Net income	—	—	—	—	—	4,836	—	4,836
Foreign currency translation adjustment	—	—	—	—	(930)	—	—	(930)
Total comprehensive income								3,906
Grant of restricted stock	434	4	(4)	—	—	—	—	—
Cancellation of restricted stock	(73)	—	(3)	—	—	—	—	(3)
Amortization of restricted stock	—	—	669	—	—	—	—	669
Stock option expense	—	—	130	—	—	—	—	130
Reclassification of unearned compensation expense pursuant to 123R adoption	—	—	(650)	650	—	—	—	—
Treasury stock	(29)	—	—	—	—	—	(94)	(94)

Balance at November 30, 2006	21,159	$212	124,346	—	(8,603)	(99,091)	(94)	16,770

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 30, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,836	(24,583)	(118,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	620	(520)	(426)
Provision for inventory obsolescence	4,101	1,877	9,443
Stock based compensation	796	69	—
Depreciation and amortization	4,203	4,189	4,314
Discontinued operations	(585)	—	—
Minority interest	2,390	—	—
Gain on sale of building	(240)	—	—
Deferred income taxes	(125)	—	14,792
Gain on retirement of 12% Senior subordinated notes	(566)
Loss on divestiture of Colombia operations	—	—	120
Changes in operating assets and liabilities:
Accounts receivable	(249,015)	(282,415)	(99,206)
Inventories	8,616	3,829	(21,176)
Prepaid expenses and other current assets	(4,013)	6,066	1,988
Other assets	1,246	(77)	(95)
Accounts payable	11,209	(16,558)	12,931
Deferred revenue	408	—	—
Accrued expenses	(1,314)	(4,345)	(473)
Income taxes payable	716	—	(866)
Net proceeds from sale of accounts receivable	231,747	299,223	93,121
Discontinued operations	585	60,119	132,154

Net cash provided by operating activities	15,615	46,874	28,504

Cash flows from investing activities:
Purchases of property and equipment	(959)	(947)	(4,988)
Proceeds from sale of building	1,742	—	—
Proceeds from sale of Singapore	—	—	2,500
Proceeds from sale of Greater China	—	6,000	—
Other	(369)	(1,100)	—
Discontinued operations	—	4,988	(11,159)

Net cash provided by (used in) investing activities	414	8,941	(13,647)

Cash flows from financing activities:
Borrowings on notes payable	626,512	757,005	669,156
Payments on notes payable	(623,505)	(762,320)	(652,684)
Payments on 12% Senior Subordinated Notes	(10,354)	—	—
Borrowings on Term Loan	10,410	—	—
Payments on Term Loan	(250)	—	—
Distribution of minority interest	(347)	—	—
Additions to deferred loan costs	(513)	(876)	(153)
Purchases of treasury stock	(94)	—	—
Net proceeds from issuance of common stock	—	—	82
Discontinued operations	—	(52,059)	(31,341)

Net cash provided by (used in) financing activities	1,859	(58,250)	(14,940)

Net increase (decrease) in cash and cash equivalents	17,888	(2,435)	(83)
Cash and cash equivalents at beginning of period	10,744	13,179	13,262

Cash and cash equivalents at end of period	$28,632	10,744	13,179

Non-Cash Investing and Financing Activity Investment in Joint Venture	$864	3,000	—

See accompanying notes to consolidated financial statements.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

CellStar Corporation, including its subsidiaries (the “Company”), is a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions. The Company had operations in the European Region until October 2003, and in the Asia-Pacific Region until November 2005.  The Company provides comprehensive logistics solutions and facilitates the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provides activation services that generate new subscribers for its wireless carrier customers. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Asia-Pacific Region.  To conform to the current year presentation, the Company has reclassified certain immaterial payroll costs from revenues to selling, general and administrative costs in 2005.

 (b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates.   The Company writes off its fully reserved accounts receivable when it has exhausted all collection efforts.

The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its customers. The annual effective discount rates on the sale agreements are from 5.8% to 11.4%. These transactions are accounted for as sales of receivables.  The Company does not service or retain an interest in the receivables.  At November 30, 2006 and 2005, $35.0 million and $25.8 million, respectively, of accounts receivable outstanding had been sold and removed from the consolidated balance sheet.

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

Included in inventory is $3.4 million and $4.2 million at November 30, 2006 and 2005, respectively, for which goods have been shipped and title has transferred but the criteria for revenue recognition has not been met due to rights of return or for goods that were considered bill and hold.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Revenue Recognition

Revenue is recognized on product sales when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. The Company does not generally grant rights of return. In instances where right of return is granted at the time of sale, revenue is not recognized until expiration of the right of return. For goods that were considered bill and hold, revenue is recognized when the product is shipped.  Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements.

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

(h) Vendor Credits and Allowances

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Foreign Currency and Derivatives

Assets and liabilities of the Company’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders’ equity as the functional currency is the local currency in all locations. Net foreign currency transaction gains for the years ended November 30, 2006, 2005 and 2004 were $0.1 million, $1.7 million and $0.8 million, respectively. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment, by denominating transactions in US dollars, and by entering into non-deliverable foreign currency forward contracts.

As of November 30, 2006, the Company had forward purchase contracts relating to USD $6.5 million of its receivables in its Chile operations, which were denominated in Chilean Pesos.  At November 30, 2006, the change in the fair value of these forward purchase contracts was $22 thousand and was recorded in cost of goods sold and accounts payable.  At November 30, 2006, the Company held no other derivative instruments.

(j) Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to vesting of restricted stock, stock options, warrants, and convertible instruments.

Outstanding options to purchase 0.5 million, 1.4 million and 1.0 million shares of common stock at November 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

Restricted stock of 0.5 million shares were not included in the computation of diluted earnings per share for 2005 because their inclusion would have been anti-dilutive as the Company had a loss from continuing operations.

The following is a reconciliation of the denominator of the basic and diluted earnings per share computation (in thousands):

	Year ended November 30,
	2006	2005	2004

Weighted average number of shares outstanding	20,415	20,463	20,363
Effect of dilutive securities:
Restricted stock	695	—	—

Weighted average number of shares outstanding including effect of dilutive securities	21,110	20,463	20,363

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. A valuation allowance is provided when the realization of the deferred tax asset is not likely.

(l) Stock Based Compensation

As of November 30, 2006, the Company had stock option plans covering 1.1 million shares of its common stock. Currently, stock options are only granted pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”). Options under the 2003 Plan generally expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options generally have vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. From time to time, the Company has granted options that contain provisions that accelerate the vesting periods if certain events occur. The exercise price is equal to the fair market value of the common stock on the date of grant.

The Company’s non-employee directors may also receive grants under the 2003 Plan. In March 2004, the Company’s 1994 Amended and Restated Director Non-Qualified Stock Option Plan (“Directors’ Option Plan”) expired. The Directors’ Option Plan provided that each non-employee director of the Company as of the date the Directors’ Option Plan was adopted and each person who thereafter became a non-employee director would automatically be granted an option to purchase 1,500 shares of common stock (the “Initial Option”). The exercise price was equal to the fair market value of the common stock on the date of grant. Each option granted under the Directors’ Option Plan became exercisable six months after its date of grant and expires ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Non-employee directors also received an annual grant of an option to purchase 1,000 shares of Company common stock under the Company’s 1993 Long-Term Incentive Plan, which terminated on December 3, 2003. In connection with restricted stock grants in November 2005, the Board agreed to discontinue

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the automatic grant to outside directors and determined that restricted stock grants pursuant to the 2003 Plan to outside directors will be handled simultaneously with grants for employees. The amount of such grants will be determined by the Board at the time of grant. In addition, the Board determined to discontinue the Initial Option.

Most options vest over a four year period and have an exercise price equal to the fair market value of the Company’s common stock as of market close on the date of grant.  There were no stock option grants in 2006.  The per share weighted-average fair value of stock options granted during the years ended November 30, 2005 and 2004, were $3.03 and $5.63, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Dividend yield	0.00%	0.00
Volatility	93.00	86.00
Risk-free interest rate	3.94	3.10
Expected term of options (in years)	3.40	3.40

Stock option activity during the years ended November 30, 2006, 2005 and 2004, is as follows:

	2006		2005		2004
	Number of Shares	Weighted- Average Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Prices

Beginning balance	666,098		1,786,354		1,795,883
Granted	—	$—	6,500	$4.60	143,500	$8.78
Exercised	—	—	—	—	11,262	7.29
Forfeited	(199,000)	18.44	(1,126,756)	20.59	(164,291)	17.95
Outstanding, end of year	467,098	10.72	666,098	17.06	1,786,354	19.38
Exercisable, end of year	388,423	11.50	440,547	21.83	1,193,844	26.18
Reserved for future grants	163,069

For options outstanding and exercisable as of November 30, 2006, the exercise prices and remaining lives were:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in years)	Average Exercise Prices	Number Exercisable	Average Exercise Prices

$3.96 - 4.60	122,900	5.38	$4.47	116,400	$4.49
$4.91	3,000	8.04	$4.91	750	$4.91
$5.45	204,700	6.14	$5.45	153,525	$5.45
$5.80 - 63.44	136,498	4.13	$24.36	117,748	$26.36

	467,098	5.36	$10.72	388,423	$11.50

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the year ended November 30, 2006. The Company expects to issue primarily restricted stock in future periods.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended November 30, 2006, the Company recorded $130 thousand for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses. At November 30, 2006, there is $84 thousand of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $59 thousand will be recognized in fiscal 2007 and $25 thousand will be recognized in 2008.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, compensation costs associated with recognizing stock based compensation under the fair value method. There was no stock based compensation expense related to employee stock options recognized during the years ended November 30, 2005 and 2004; however, pro forma stock based compensation expense for the years ended November 30, 2005 and 2004, is as follows:

	2005	2004

Net loss, as reported	$(24,583)	(118,117)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(189)	(578)

Pro forma net loss	$(24,772)	(118,695)

Net loss per common share:
Basic and diluted - as reported	$(1.20)	(5.80)
Basic and diluted - pro forma	(1.21)	(5.83)

On May 2, 2005, Robert A. Kaiser, the Company’s Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the Plan and a related award agreement. The shares of restricted stock vest in thirds over a three-year period, beginning on the first anniversary of the grant date and vesting may accelerate upon the occurrence of events specified in the grant agreement. On May 2, 2006, 47,342 shares vested, of which 12,521 were withheld by the Company to pay withholding tax. The stock appreciation rights expired on December 31, 2005. The total value of the award, $0.3 million, is being expensed over the service period.

During 2005 and 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, is being expensed over the service period. The Plan permits withholding of shares by the Company upon vesting to pay withholding tax.  These withheld shares are considered as treasury stock and are available to be re-issued under the 2003 Plan.  During the year ended November 30, 2006, 144,025 shares vested, of which 29,389 shares were withheld by the company to pay withholding tax.

The following table summarizes the restricted stock activity for the years ended November 30, 2006 and 2005:

	2006	2005

Balance at beginning of year	460,025	—
Shares granted	434,300	460,025
Shares vested	(144,025)	—
Shares forfeited	(73,700)	—

Balance at end of year	676,600	460,025

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of unearned compensation related to the unearned portion of the restricted stock awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2006.

For the years ended November 30, 2006 and 2005, the Company recognized $666 thousand and $69 thousand, respectively, of expense related to the restricted stock grants which is included in selling, general and administrative expenses. As of November 30, 2006, the total remaining unearned compensation related to restricted stock awards was $1.7 million which will be amortized over the service periods through September 2009.

(m) Advertising Costs

The Company expenses advertising costs as incurred.

(n) Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of 90 days or less to be cash equivalents.

Included in cash at November 30, 2006 and 2005, respectively, is $19.3 million and $7.4 million in foreign bank accounts. The Company paid approximately $5.2 million, $4.2 million and $4.2 million of interest for the years ended November 30, 2006, 2005 and 2004, respectively. The Company paid approximately $2.2 million, $0.8 million and $3.1 million of income taxes for the years ended November 30, 2006, 2005 and 2004, respectively.

At November 30, 2006 and 2005, the Company had included in cash and accounts payable $0.4 million and $5.0 million, respectively, of outstanding checks that have not yet been presented to the bank.

(o) Adoption of SAB 108

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the SEC Staff’s views regarding the process of evaluating materiality of financial statement misstatements.  SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet.  SAB 108 is effective for the Company for the year ended November 30, 2006.  As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings.  Upon adoption, the Company recorded a decrease in accrued expenses of approximately $1.1 million for unspecified obligations and in the allowance for doubtful accounts of approximately $1.0 million for excess general reserves and an increase in retained earnings of approximately $2.1 million to correct errors arising prior to 2003 that were considered immaterial under the Company’s previous method of evaluating materiality.

(p) Accounting Pronouncements Not Yet Adopted

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”(“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2008.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(2) Subsequent Event - Proposed Transactions

 On December 18, 2006, we entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale (the “U.S. Sale”) of substantially all of our United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations. Our operations in Mexico and Chile and other businesses or obligations of CellStar are excluded from the proposed transaction.

The Boards of Directors of both CellStar and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. Under the terms of the proposed transaction, the buyer

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will pay $88 million in cash to CellStar, subject to adjustment based on changes in net assets.  The closing of the proposed transaction is expected to occur by the end of March, but no later than May 31, 2007.

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale (the “Mexico Sale”) of all of our Mexico operations. The proposed purchase is a stock acquisition of all of the outstanding shares of our Mexican subsidiaries, and will include our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions.  Under the terms of the proposed transaction, CellStar will receive between $20 to $22 million in cash, based on the 2007 operating performance of the operations up to the closing date.

Pursuant to the Mexico Sale Agreement, the Mexico buyers may, upon three days’ notice to CellStar, elect an alternate transaction whereby CellStar will receive $13.0 million for our 51% interest in CII.  In this event, CellStar would be entitled to its pro rata share of CII profits from January 1, 2007 up to the consummation of the alternate transaction.  CellStar would retain ownership of the remaining subsidiaries including the primary operating subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”).  If we choose to liquidate those operations, CII has agreed to assist in disposing of the inventory and collecting the accounts receivable of the remaining operations.

The Board of Directors of CellStar unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. The closing of the Mexico Sale Agreement is expected to occur by the end of March, but no later than May 31, 2007.

The Company filed a preliminary proxy statement with the SEC on January 23, 2007, which more fully describes the proposed transactions.  Both of the proposed transactions are subject to customary closing conditions and the approval of the Company’s stockholders and the transactions are not dependent upon each other.  The Company’s operations in Chile are not part of the proposed transactions, and the Company intends to divest its Chile operations in a yet undetermined transaction.  Also included in the proxy statement is a proposed plan of dissolution, which provides for the complete liquidation and dissolution of CellStar after the completion of the U.S. Sale.  If the plan of dissolution is approved by our stockholders, we plan to wind up our business and file a certificate of dissolution no earlier than seven months following the close of the U.S. Sale, and distribute our remaining assets to our stockholders after satisfying all of our liabilities.

Upon the closing of the U.S. Sale, we will use the proceeds to pay off the Amended Facility and the Term Loan. In the event the Mexico Sale closes without the proceeds from the U.S. Sale, we would be required to obtain acceptable consents from our lenders.

As a result of the Mexico Sale Agreement, the Company recorded an impairment of $0.2 million for the year ended November 30, 2006, for intangible assets which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.  At November 30, 2006, the Company has $9.0 million of accumulated foreign currency translation adjustments related to Mexico.  As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of November 30, 2006, the Company will recognize the $9.0 million as an expense upon stockholder approval and the closing of the transaction.

(3) Related Party Transactions

(a) Transactions with Motorola

Motorola purchased 0.4 million shares of the Company’s common stock in July 1995 and is a major supplier of handsets and accessories to the Company. Total purchases from Motorola approximated $539.7 million, $485.8 million and $386.3 million for the years ended November 30, 2006, 2005 and 2004, respectively. Included in accounts payable at November 30, 2006 and 2005 was approximately $69.2 million and $42.8 million, respectively, due to Motorola for purchases of inventory.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Note Receivable

On September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by A.S. Horng, the Chairman, Chief Executive Officer and General Manager of CellStar Asia, for a total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008.  The promissory note bears interest at 10% with interest payable quarterly.  In connection with the sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement.

The Company estimated the present value of the subordinated promissory note to be $3.0 million at the time of the sale. The Company has received the interest payments on the promissory note as scheduled. The Company has reduced the carrying value of the promissory note by the interest payments and the carrying value of $2.6 million is included in other assets at November 30, 2006. The Company received the fourth scheduled interest payment of $150 thousand on December 1, 2006.

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

Also in July 2001, the Company entered into a Separation Agreement and Release with Mr. Goldfield pursuant to which the Company may engage Mr. Goldfield to provide information or assistance in connection with all matters relating to or arising out of his former employment with the Company or pertaining to the general business operations of the Company. In return for this information and assistance, the Company pays Mr. Goldfield his pre-approved, reasonable, actual, out-of-pocket expenses plus the greater of $1,500 per day or the highest per day amount then being paid to members of the Board for services other than services provided as a member of the Board. No payments were made to Mr. Goldfield for services pursuant to this agreement in fiscal 2006, 2005 and 2004. Until July 5, 2006, the Company  provided Mr. Goldfield with certain life insurance and disability insurance.  The Company must provide Mr. Goldfield and his spouse with certain medical insurance throughout their lifetime. For the years ended November 30, 2006, 2005, and 2004, the Company paid premiums on Mr. Goldfield’s behalf in the amounts of $10,000, $65,000 and $96,000, respectively. Such premium payments included amounts related to term life insurance and disability insurance for Mr. Goldfield, and medical and dental insurance premiums for Mr. Goldfield and his wife. Mr. Goldfield is required to reimburse the Company for a portion of the medical and dental insurance premiums pursuant to the Separation Agreement and Release.

(4) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable, notes payable and term loan as of November 30, 2006 and 2005 approximate fair value due to the short maturity of these instruments, as well as the variable rates on the notes payable and term loan. The fair value of the Company’s 12% Senior Subordinated Notes, $1.9 million and $12.4 million at November 30, 2006 and 2005, respectively, is the same as carrying value and is consistent with the amounts for which the notes were retired.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Property and Equipment

Property and equipment consisted of the following at November 30, 2006 and 2005 (in thousands):

	2006	2005

Land and buildings (useful life of buildings - 30 years)	$106	110
Furniture, fixtures and equipment (useful life - 3 to 5 years)	24,697	26,060
Leasehold improvements (useful life -shorter of term of lease or life of improvement)	2,902	2,828

	27,705	28,998
Less accumulated depreciation and amortization	(25,195)	(25,309)

	$2,510	3,689

Assets held for sale - building	$—	1,516

In the fourth quarter of 2005, the Company decided to sell its corporate headquarters building. The Company completed the sale of the building in February 2006 for net sale proceeds of $1.7 million.

(6) Debt

Debt consisted of the following at November 30, 2006 and 2005 (in thousands):

	2006	2005

Revolving Credit Facility	$33,469	30,462

Term loan	10,160	—

12% Senior subordinated notes	1,915	12,374

Total debt	$45,544	42,836

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had additional borrowing availability under the Amended Facility of $6.0 million at November 30, 2006.

On October 4, 2006, the Company obtained a waiver from the bank for the Company exceeding its factoring limit in Mexico.  Without this waiver, the Company would not have been in compliance with the covenant.

On October 31, 2006, the Company finalized an amendment to its Amended Facility, increasing the amount of receivables the Company’s operations in Chile can factor from $20.0 million to $40.0 million.

At November 30, 2006, and November 30, 2005, the Company had outstanding $1.9 million and $12.4 million, respectively, of Senior Notes due January 2007 bearing interest at 12%, payable in cash in arrears semi-annually on February 15 and August 15. The Senior Notes were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At November 30, 2006, and November 30, 2005, the Company had $0.1 million and $2.1 million, respectively, of interest accrued for future interest payments.

On August 31, 2006, the Company entered into a Term Loan and Security Agreement (the “Term Loan “) with a finance company.   Pursuant to the Term Loan, the finance company agreed to provide the Company with the financing to purchase and/or redeem its Senior Notes.

On September 7, 2006, the Company redeemed $10.5 million of Senior Notes at a one percent discount.  The Company recognized a gain on the transaction for the quarter ended November 30, 2006 of $0.6 million which also includes the reversal of interest previously accrued. The Company did not recognize as interest expense the interest payments on the Senior Notes as these were accrued as part of the troubled debt restructuring.  As of November 30, 2006, the Company had borrowed $10.2 million at an interest rate ranging from 12.9% to 14.5% and had additional borrowing availability of $1.9 million under the Term Loan.  On December 15, 2006, the Company redeemed, at par, the remaining $1.9 million of Senior Notes using proceeds from the Term Loan.

The borrowing rate under the Term Loan is LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan matures September 27, 2009. The Term Loan will be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan. Interest payments are due on the first day of each month following the first distribution of funds.  On September 29, 2006, the Company made an installment payment of $250 thousand.

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

The Senior Notes contained covenants that restricted the Company’s ability to incur additional indebtedness; make investments, loans and advances; declare dividends or certain other distributions; create liens; enter into sale-leaseback transactions; consolidate; merge; sell assets and enter into transactions with affiliates.

At November 30, 2006 and 2005, the Company had $0.9 million and $1.0 million, respectively, of deferred loan costs, net of accumulated amortization which are included in other assets in the accompanying consolidated balance sheets.  The Company amortizes these deferred loan costs over the term of the related loan.  Included in interest expense in the accompanying consolidated statements of operations for the years ended November 30, 2006, 2005 and 2004 is $0.6 million, $1.1 million and $0.6 million of amortization of these deferred loan costs.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Income Taxes

The Company’s income (loss) from continuing operations before income taxes was comprised of the following for the years ended November 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

United States	$6,330	(4,261)	(8,989)
International	707	(2,166)	(4,809)

Total	$7,037	(6,427)	(13,798)

Provision (benefit) for income taxes for the years ended November 30, 2006, 2005 and 2004 consisted of the following (in thousands):

	Current	Deferred	Total

Year ended November 30, 2006
United States:
Federal	$—	—	—
State	132	—	132
International	2,779	(125)	2,654

Total	$2,911	(125)	2,786

Year ended November 30, 2005
United States:
Federal	$—	—	—
State	167	—	167
International	678	—	678

Total	$845	—	845

Year ended November 30, 2004
United States:
Federal	$—	7,490	7,490
State	190	—	190
International	(1,080)	16,581	15,501

Total	$(890)	24,071	23,181

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Expected tax expense (benefit)	$2,463	(2,249)	(4,829)

Tax effects attributable to international operations	(755)	(10,400)	(536)
State income taxes, net of federal benefits	86	109	123
Minority interest	1,036	—	—
Change in valuation allowance	(44)	13,453	28,500
Dispositions	—	—	951
Other, net	—	(68)	(1,028)

Actual tax expense	$2,786	845	23,181

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2006 and 2005 is presented below (in thousands):

	2006	2005

Deferred income tax assets:
United States:
Accounts receivable	$274	14,078
Inventory adjustments for tax purposes	1,827	1,353
Net operating loss carryforwards	45,757	34,208
Foreign tax credit carryforwards	607	607
Capital losses	3,119	3,160
Prepaid bond interest	—	588
Goodwill	3,825	3,825
Other, net	4,545	4,211
International:
Other, net	3,632	1,475

	63,586	63,505
Valuation allowance	(56,014)	(56,058)

	$7,572	7,447

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2006, the Company has deferred income tax assets, net of valuation allowances, of $7.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance for deferred income tax assets as of November 30,

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 and 2005 was $56.0 million and $56.1 million, respectively. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $21.6 million in pre-tax income over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years considered for these projections change. At November 30, 2006, the Company had U.S. Federal net operating loss carryforwards of approximately $131.0 million, which will begin to expire in 2020 and foreign net operating loss carryforwards of approximately $5.9 million which will begin to expire in 2015.

At November 30, 2006 and 2005, the Company has provided a valuation allowance against the majority of its net operating losses as realization of the tax benefits is not expected based on current operations.  However, the approval of the U.S. Sale agreement by stockholders would have a significant impact on the deferred income tax asset valuation allowance.  The sale of the U.S. and Miami operations would result in an expected gain in excess of $50 million. The Company believes the tax liability for a significant portion of this gain would be offset by the utilization of net operating losses which have been previously reserved.

The approval of the Mexico Sale Agreement would negatively impact the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income would be generated from the Mexico operations.   In assessing the realizability of the deferred tax assets at November 30, 2006 the Company has included the expected income from the Mexico operations.

As of November 30, 2006 the completion of the U.S. and Mexico Sale Agreements was uncertain due to the requirement for stockholder approval.  Accordingly the amount of the deferred tax assets at November 30, 2006 expected to be realized is based on the current operations of the Company without considering the effects of the proposed transactions.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Leases

The Company leases certain warehouse and office facilities, equipment and retail stores under operating leases that range from two to five years. Facility and retail store leases generally contain renewal options. Rental expense for operating leases was $2.3 million, $2.3 million and $2.6 million for the years ended November 30, 2006, 2005 and 2004, respectively. Future minimum lease payments under operating leases as of November 30, 2006 are as follows (in thousands):

Year Ending November 30,	Amount

2007	$2,376
2008	1,156
2009	912
2010	738
2011	588
Thereafter	—

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Joint Venture

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

For the year ended November 30, 2005, a loss of $0.8 million incurred by CII was not fully allocated to the minority interest and the Company did not reflect the deficit for the minority interest because the minority owners are not contractually obligated to fund losses incurred beyond their equity. The unrecognized minority interest in the deficit of CII as of November 30, 2005, was $0.4 million. As of November 30, 2006, CII had cumulative profits of $4.4 million and the balance of the minority interest was $2.0 million.

As additional consideration for its 51% interest in CII, CELEX is committed to pay an additional $4.0 million to the individual partners of Wireless Solutions, payable in the form of a cumulative preferred dividend, of the earnings of CII which otherwise would be distributed to CELEX. No earnings shall be distributed to CELEX as long as any portion of the preferred dividend remains unpaid. As of November 30, 2006, $0.4 million of the preferred dividend had been paid to the individual partners of Wireless Solutions. At November 30, 2006, $2.0 million of minority interest was accrued related to the 49% interest held by the individual partners of Wireless Solutions. The calendar 2006 preferred dividend will be distributed following the expected completion of the annual statutory accounts for CII in March 2007.  If the Mexico Sale is approved by the stockholders, the Mexico Sale Agreement stipulates that no preferred dividends will be paid after the required calendar 2006 dividend.

The Company initially attributed $3.8 million of its initial investment to goodwill and $0.6 million to the customer relationship. The initial purchase price allocation for CII was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2006, the Company completed its valuation. The valuation resulted in the following identified intangibles (in thousands):

		Amortization Period

Customer relationship	$3,268	7 years
Non compete agreements	847	5 to 6 years
Supplier relationship	918	7 years

	$5,033

Based upon the final valuation, during the quarter ended May 31, 2006, the Company reclassified the $3.8 million originally classified as goodwill to the identified intangibles.  In accordance with SFAS No. 141 “Business Combinations”), the Company recognized as a liability $0.9 million which represents the contingent consideration that would result in recognition of an additional intangible asset, when the contingency is paid. The identified intangibles are included in other assets in the accompanying balance sheet at November 30, 2006 and 2005, net of accumulated amortization of $3.8 million and $4.1 million, respectively.  The Company recognized amortization expense of $1.5 million and $45 thousand for the years ended November 30, 2006 and 2005, respectively, including $0.6 million of amortization expense during the three months ended May 31, 2006, to reflect the additional amortization expense from the acquisition date to the finalization of the purchase price allocation.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected amortization of the intangibles based on the final allocation is as follows (in thousands):

Year Ending November 30,	Amount

2007	$802
2008	802
2009	785
2010	688
2011	627
Thereafter	61

 (10) Divestiture of Colombia Operations

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the statement of operations, the Company has not classified the Colombia operations as discontinued because of the continuing sale of products to carrier customers in Colombia from the Company’s Miami export operations and the export of products to other customers in South America.

Following is a summary of the operations in Colombia for the year ended November 30, 2004 (in thousands):

2004

Revenues	$16,294
Cost of sales	14,982

Gross profit	1,312
Selling, general and administrative expenses	1,178

Operating income	$134

(11) Discontinued Operations

For the year ended November 30, 2004, the Company incurred an operating loss of $79.1 million in the Asia-Pacific Region, primarily due to losses in the PRC. This operating loss was primarily a result of changes in the market conditions in the PRC including an oversupply of handsets and significant price reductions, the inability of the Company to obtain the desired product and terms from its traditional primary suppliers, low market acceptance and quality issues with product manufactured by non-traditional suppliers, and deteriorating relationships with its local distributors (the “Small Bees”). In 2005, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its PRC and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company’s Asia-Pacific Region, for total consideration of $12 million, consisting of $6 million in cash paid at closing and a $6 million subordinated promissory note maturing September 1, 2008. The promissory note bears interest at 10% with interest payable quarterly.  In connection with the sale, effective September 2, 2005, Mr. Horng resigned as an executive officer of the Company and agreed to terminate his employment agreement. At the time of the sale, the Company had guaranteed certain payables of these operations. Following the sale, the Company gave notice to the vendors to cancel the guarantees. The guarantees all terminated by December 21, 2005. In approving the sale to Fine Day Holdings Limited, the Board of Directors had meetings with Company management and various advisors regarding the transaction and obtained a fairness opinion. The Company estimated the present value of the subordinated promissory note to be $3.0 million at the time of the sale.  The remaining $3.0 million will be recognized upon payment. The Company recognized a pre-tax loss of $1.4 million on the sale primarily related to expenses associated with the sale.

The Company has received the interest payments on the promissory note as scheduled. The Company has reduced the carrying value of the promissory note by the interest payments and the carrying value of $2.6 million is included in other assets at November 30, 2006. The Company received the fourth scheduled interest payment of $150 thousand on December 1, 2006.

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

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the Asia-Pacific Region.  The results of discontinued operations for the Asia-Pacific Region, for the years ended November 30, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Revenues	$—	154,027	508,266
Cost of sales	(708)	154,841	551,623
Gross profit	708	(814)	(43,357)

Selling, general and administrative expenses	99	14,236	31,026
Impairment of assets	—	—	4,766

Operating income (loss)	609	(15,050)	(79,149)

Other income (expense):
Interest expense	—	(874)	(2,687)
Gain (loss) on sale of assets	—	(1,369)	(188)
Other, net	—	(18)	462

Total other income (expense)	—	(2,261)	(2,413)

Income (loss) before income taxes	609	(17,311)	(81,562)

Provision (benefit) for income taxes	24	—	(424)

Discontinued operations	$585	(17,311)	(81,138)

November 30, 2004

Current assets	$92,522
Non-current assets	6,421
Total assets	98,943

Current liabilities	76,811
Non-current liabilities	84
Total liabilities	76,895

Net	$22,048

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Valuation and Qualifying Accounts

Following is a summary of valuation and qualifying accounts related to continuing operations for the years ended November 30, 2006, 2005 and 2004 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Charged to activation income	Deductions, net of recoveries	Balance at end of period

Allowance for doubtful accounts
November 30, 2006	$38,313	620	—	(37,774)	1,159
November 30, 2005	39,481	(520)	—	(648)	38,313
November 30, 2004	44,319	(426)	—	(4,412)	39,481

Reserve for inventory obsolescence
November 30, 2006	3,751	4,101	—	(1,687)	6,165
November 30, 2005	9,290	1,877	—	(7,416)	3,751
November 30, 2004	4,140	9,443	—	(4,293)	9,290

Customer rebates
November 30, 2006	1,445	9,717	—	(9,010)	2,152
November 30, 2005	1,246	2,172	—	(1,973)	1,445
November 30, 2004	880	3,144	—	(2,778)	1,246

In 2006, the Company wrote off fully reserved receivables which were deemed uncollectible.

(13) Segment and Related Information

The Company’s continuing operations purchased its products from more than 20 suppliers in fiscal 2006. For the years ended November 30, 2006, 2005 and 2004, Motorola accounted for approximately 65%, 52% and 50%, respectively,  of the Company’s product purchases.

The Company operates predominantly within one industry, the sale of wireless telecommunications products. The Company’s management evaluates operations primarily on income before interest and income taxes in the following reportable geographic regions: North America, which consists of the United States, Latin America, which includes Mexico, Chile and the Company’s Miami, Florida operations (“Miami”). Revenues and operations of Miami are included in Latin America since Miami’s product sales are primarily for export to Latin American countries, either by the Company or through its exporter customers. The Corporate segment includes income and expenses related to the headquarters operations.  Allocations to other reportable segments are not significant. Corporate segment assets primarily consist of cash, cash equivalents and deferred income tax assets. The accounting policies of the reportable segments are the same as those described in note (1). Intersegment sales and transfers are not significant. Segment information for continuing operations for the years ended November 30, 2006, 2005 and 2004 follows (in thousands):

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Latin America	North America	Europe	Corporate	Total
November 30, 2006
Revenue from external customers	$534,592	408,548	—	—	943,140
Operating income (loss)	12,627	15,413	—	(13,139)	14,901
Income (loss) from continuing operations before interest & income taxes	10,217	15,416	—	(12,328)	13,305
Total assets	146,195	64,618	—	25,167	235,980
Depreciation and amortization	2,156	1,190	—	857	4,203
Capital expenditures	624	296	—	39	959

November 30, 2005
Revenue from external customers	525,092	462,581	—	—	987,673
Operating income (loss)	8,693	5,489	—	(15,086)	(904)
Income (loss) from continuing operations before interest & income taxes	8,170	3,079	—	(12,044)	(795)
Total assets	116,123	83,318	646	13,772	213,859
Depreciation and amortization	736	1,849	—	1,604	4,189
Capital expenditures	344	437	—	166	947

November 30, 2004
Revenue from external customers	382,074	439,407	—	—	821,481
Operating income (loss)	7,575	1,512	475	(19,560)	(9,998)
Income (loss) from continuing operations before interest & income taxes	6,661	(2,534)	475	(14,628)	(10,026)
Total assets - Continuing operations	141,684	87,208	668	24,733	254,293
Depreciation and amortization	1,298	1,675	—	1,341	4,314
Capital expenditures	624	3,983	—	381	4,988

A reconciliation from the segment information to the income (loss) before income taxes included in the consolidated statements of operations for the years ended November 30, 2006, 2005, and 2004 follows (in thousands):

	2006	2005	2004

Income (loss) before interest and income taxes	$13,305	(795)	(10,026)
Interest expense per the consolidated statements of operations	(3,916)	(3,794)	(3,441)
Loss on sale of accounts receivable	(2,578)	(2,413)	(376)
Interest income included in other, net in the consolidated statements of operations	226	575	45

Income (loss) before income taxes	$7,037	(6,427)	(13,798)

Geographical information for continuing operations for the years ended November 30, 2006, 2005 and 2004, follows (in thousands):

	2006		2005		2004
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets

United States (1)	$599,592	5,149	734,979	6,980	599,329	5,787
Mexico	290,709	4,518	234,697	4,829	179,674	771
Chile	52,839	1,097	17,997	606	26,184	935
All other countries	—	—	—	—	16,294	—

	$943,140	10,764	987,673	12,415	821,481	7,493

(1)             For purposes of the geographical information above, the Company’s Miami operations are included in the United States. Revenues are attributed to individual countries based on the location of the originating transaction.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes customer concentration percentages (consolidated and regional) and revenues for the North American and Latin American Regions for the years ended November 30, 2006, 2005 and 2004 (in millions).

	2006			2005			2004
	Revenues	Cons %	Reg %	Revenues	Cons %	Reg %	Revenues	Cons %	Reg %
North American Region
Lock/line	$50.5	5.3	12.4	$115.0	11.7	24.9	$93.1	11.3	21.2
Dobson	83.4	8.8	20.4	81.0	8.2	17.5	46.1	5.6	10.5

Latin American Region
Telcel and Telcel related entities	221.5	23.5	41.4	174.4	17.7	33.2	129.8	15.8	34.0
Telefonica	112.5	11.9	21.0	186.2	18.9	35.5	42.0	5.1	11.0

The following table shows the balance of accounts receivable at November 30, 2006 (in millions).

	2006	2005	2004
North American Region
Lock/line	$1.0	11.4	8.1
Dobson	6.7	10.2	6.1

Latin American Region
Telcel and Telcel related entities	31.6	23.3	34.6
Telefonica	19.8	10.0	0.2

(14) Stockholders’ Equity

(a) Stockholder Rights Plan

The Company had a Stockholder Rights Plan (the “Rights Plan”), which provides that the holders of the Company’s common stock receive five-thirds of a right (“Right”), as adjusted for prior stock splits, for each share of the Company’s common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company’s common stock or stock of an acquirer of the Company at a 50% discount. However, in certain circumstances, the Board may make a determination that such an acquisition is made inadvertently, in which case the Rights Plan would not be triggered. The Rights expired on January 9, 2007.

CELLSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Commitments and Contingencies

(a) Legal Proceedings

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that CellStar or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

(b) Retirement Plans

The Company established a savings plan for employees in 1994. Employees are eligible to participate upon completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made contributions of approximately $0.3 million to the plan for each of the years ended November 30, 2006, 2005 and 2004.

CELLSTAR CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Revenues	$205,645	216,841	237,775	282,879
Gross profit	17,447	16,623	16,433	14,883 (b)
Income (loss) from continuing operations	2,174	2,056	993	(972)
Discontinued operations(a)	—	606	(21)	—
Net income (loss)	2,174	2,662	972	(972)
Net income (loss) per share:
Basic:	0.11	0.13	0.05	(0.05)
Diluted:	0.10	0.13	0.05	(0.05)

2005
Revenues	$227,043	261,804	277,691	221,135
Gross profit	9,799	13,834	12,808	13,901
Loss from continuing operations	(3,444)	(1,758)	(1,962)	(108)
Discontinued operations(a)	(939)	(7,630)	(5,611)	(3,131)
Net loss	(4,383)	(9,388)	(7,573)	(3,239)
Net loss per share:
Basic and diluted:	(0.22)	(0.46)	(0.37)	(0.16)

(a)             In 2005, the Company exited the Asia-Pacific Region. The Company has reclassified the results of the Asia-Pacific Region for all periods presented.

(b)            Gross profit in the Latin American Region declined in the fourth quarter of 2006, primarily due to the timing of vendor credits.  The Company recognizes these credits and incentives in the period the agreement is made so long as the terms are supported by a written agreement.  The timing of receiving these written agreements can cause significant variations in our gross margins and operating results.

S-1