Form 10-K/A
period 2006-11-30
CELLSTAR CORP
filed 2007-03-30
CIK 913590

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 31, 2006, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $3.23 as reported by the Pink Sheets on May 31, 2006, was approximately $56,379,198 (for purposes of determination of the above stated amounts, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 6, 2007, there were 21,158,740 outstanding shares of common stock, $0.01 par value per share, and the closing sales price was $2.72 as quoted on the Pink Sheets ® .

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLSTAR CORPORATION

INDEX TO FORM 10-K

CellStar Corporation (the “Company” or “CellStar”) hereby amends and restates in its entirety each of the following items of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2007.

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K filed on February 12, 2007, does not reflect any events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors (the “Board of Directors” or the “Board”) consists of five directors. Each director has been elected to serve for a specified term or until his successor has been elected or qualified. The names of the current directors, along with their ages as of March 30, 2007, are as follows:

Name	Age	Current Position
Robert A. Kaiser	53	Chairman and Chief Executive Officer
Dale V. Kesler	68	Director
Jere W. Thompson	75	Director
John L. (“J.L.”) Jackson	75	Director
Dr. Da Hsuan Feng	61	Director

Set forth below is a description of the backgrounds of each of the directors of the Company. Mr. Kaiser’s background, along with the backgrounds of the Company’s other executive officers, is described under the heading, “Item 1 Business—Executive Officers of the Registrant,” and is incorporated herein by reference.

Dale V. Kesler has served as a director of the Company since March 1999. Mr. Kesler retired as an active partner of the professional accounting firm of Arthur Andersen LLP in 1996 and served as the Managing Partner of Arthur Andersen’s Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler was responsible for strategic planning on a world-wide basis for the Audit and Business Advisory practices of Arthur Andersen in 1982 and 1983 and served as the head of the Audit Practice in the firm’s Dallas office from 1973 to 1982. Mr. Kesler also serves on the Board of Directors of Aleris International, Inc., formerly IMCO Recycling Inc., Triad Hospitals, Inc. and through March 2007, ElkCorp, formerly known as Elcor Corporation. Mr. Kesler currently serves as Chairman of the Audit Committee and also serves on the Compensation and Nominating Committees of the Board of Directors.

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

Dr. Da Hsuan Feng has served as a director since January of 2005.  Dr. Feng currently serves as Vice President for Research and Graduate Education and Professor of Physics at the University of Texas at Dallas. Prior to joining UTD in December 2000, Dr. Feng held numerous positions in the Physics Department of Philadelphia’s Drexel University from 1976 to 2000, rising from assistant professor to holding the prestigious M. Russell Wehr Chair. While at Drexel, Dr. Feng took a leave of absence and served as a Vice President at Science Applications International Corporation, where he managed the HUBS program promoting the use of state-of-the-art information and communication technology to improve information transfer within hospitals, universities, businesses and schools within Pennsylvania, Delaware, New Jersey and Maryland. Dr. Feng currently serves on the Audit, Compensation and Nominating Committees of the Board of Directors.

Audit Committee

The Board of Directors has a standing Audit Committee, which has been charged with certain powers and duties including, among others, authority to (i) recommend to the Board the appointment of the firm selected to be independent registered public accountants for the Company and monitor the performance of such firm; (ii) review and approve the scope of the annual audit and evaluate with the independent registered public accountants the Company’s annual audit and annual consolidated financial statements and the related opinion, and also including the disclosures and conclusions of the independent accountants related to Management’s Report on Internal Control Over Financial Reporting; (iii) review with management the status of internal accounting controls; (iv) review with the internal auditor the status of internal audit procedures and results; (v) evaluate problem areas having a potential financial impact on the Company that may be brought to the Committee’s attention by management, the independent registered public accountants or the Board and (vi) evaluate the public financial reporting documents of the Company. Although the Company is no longer listed on the Nasdaq National Market, the Company follows the corporate governance guidelines provided in the Marketplace rules of the Nasdaq Stock Market. The Audit Committee is required to have at least three members, all of whom must be “independent directors” as defined in Rule 4200(a)(15) of the Marketplace Rules, as may be modified or supplemented. Mr. Kesler, Mr. Thompson, Mr. Jackson and Dr. Feng are the current members of the Audit Committee, all of whom have been determined by the Board to meet the independence requirements set forth in Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market. Dr. Feng joined the Audit Committee in January of 2006. The Audit Committee met twelve times during the 2006 fiscal year, including one telephonic meeting.

Mr. Kesler has been designated by the Board of Directors as an audit committee financial expert. Mr. Kesler was formerly managing partner at Arthur Andersen’s Dallas/Ft. Worth office and has served on various boards and audit committees of publicly held companies; thus the Board believes Mr. Kesler has the requisite understanding and experience to meet such standard. In addition, the Board determined that Mr. Jackson, Mr. Thompson and Dr. Feng are financially literate in the areas that are of concern to the Company, and are able to read and understand fundamental financial statements. No member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiaries of the Company at any time during the past three years. In addition, no member of the Audit Committee accepted any consulting, advisory or other compensatory fee from the Company, other than for service on the Board or its committees, and no member of the Audit Committee was an affiliate of the Company or any of its subsidiaries in fiscal 2006.

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

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with for the Company’s 2006 fiscal year, except that Mr. Kaiser did not timely file a Form 4 with respect to the withholding of shares to satisfy tax liability incurred upon the vesting of his restricted stock on May 2, 2006, and Al Goldfield did not timely file a Form 4 with respect to the sale of the Company’s stock  on March 10, 2006.

Code of Ethics

The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Executive Vice President of Finance, the Chief Financial Officer and the Corporate Controller, as well as the Company’s directors, executive officers and all employees. The Company’s Business Ethics Policy can be found at its Internet website at www.cellstar.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid to each individual acting as the Company’s Chief Executive Officer, or in a similar capacity, during fiscal 2006, and each of the Company’s four other most highly compensated executive officers who were serving as such on November 30, 2006, based on salary and bonus earned during fiscal 2006 (collectively, the “Named Executive Officers”), for each of the Company’s last three fiscal years.

					Long Term
					Compensation
		Annual			Awards	Restricted		Securities
		Compensation			Other Annual	Stock		Underlying		All Other
Name and		Salary		Bonus*	Compensation	Awards		Options/		Compensation
Principal Position	Year	($)		($)	($)	($)		SARs		($)
Robert A. Kaiser	2006	650,000		390,000	—	657,000	(1)(2)	—		22,661	(3)
Chairman and Chief	2005	591,987	(4)(5)	262,500	—	328,078	(1)	142,025	(6)	24,632	(3)(7)
Executive Officer	2004	450,000		180,000	—	—		5,000		15,953	(3)

Michael J. Farrell	2006	250,000		90,000	—	140,160	(1)(8)	—		7,331	(3)
Executive Vice President	2005	11,378	(9)	10,000	—	43,050	(1)	—		—
of Finance, Chief	2004	—		—	—	—		—		—
Administrative Officer and Treasurer

Elaine Flud Rodriguez	2006	285,000		79,800	—	65,700	(1)(10)	—		6,979	(3)
Senior Vice President,	2005	290,481	(5)	57,000	—	30,750	(1)	—		15,611	(3)(11)
Secretary and General	2004	285,000		100,000	—	—		4,000		5,735	(3)
Counsel

Raymond L. Durham	2006	200,000		64,000	—	65,700	(1)(12)	—		5,813	(3)
Senior Vice President	2005	203,846	(5)	50,000	—	30,750	(1)	—		6,977	(3)(13)
and Chief (Financial	2004	191,500	(14)	72,000	—	—		2,500		5,809	(3)
Officer

Juan Martinez Jr.	2006	130,000		31,200	—	30,660	(1)(15)	—		4,291	(3)
Vice President and	2005	128,323	(5)	29,200	—	9,840	(1)	—		4,140	(3)
Corporate Controller	2004	116,200	(16)	25,100	—	—		1,000		3,691	(3)

(*)            Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.

(1)

The shares of restricted stock vest at 33 1/3% per year over a three-year period, with immediate vesting upon the occurrence of any of the following: (i) the participant’s death; (ii) the participant’s termination of service due to disability; (iii) the participant’s termination of service by the Company without cause; (iv) the participant’s voluntary termination of service after the attainment of age 65, except for Mr. Kaiser’s shares granted on May 2, 2005; or (v) a change in control, as such term is defined in the agreement. Dividends will be paid on the shares of restricted stock, to the extent that dividends are declared and paid by the Company.

(2)	The value of Mr. Kaiser’s unvested aggregate restricted stock at November 30, 2006, was $851,497.

(3)	Consists of insurance premiums paid by the Company and Company matching contributions to the Named Executive Officer’s 401(k) plan.

(4)	Mr. Kaiser was named Chairman of the Board on May 2, 2005. In addition, on May 2, 2005, pursuant to an amendment to his employment agreement, his salary was increased to $650,000.

(5)

Includes amounts paid in December 2004 in connection with a one-time Company buyback of up to 80 hours of unused Personal Time Off (PTO) accrued through November 30, 2004, at 50% of the Named Executive Officer’s normal hourly rate.

(6)

On May 2, 2005, Mr. Kaiser was granted 142,025 stock appreciation rights in tandem with the grant of the same number of shares of restricted stock. Pursuant to the terms of Mr. Kaiser’s restricted stock award agreement, the stock appreciation rights expired on December 31, 2005.

(7)	Includes expense reimbursement of $10,000 for legal fees related to estate planning.

(8)	The value of Mr. Farrell’s unvested aggregate restricted stock at November 30, 2006, was $192,559.

(9)	Mr. Farrell was named Executive Vice President of Finance, Treasurer and Chief Administrative Officer on November 15, 2005.

(10)	The value of Ms. Rodriguez’s unvested aggregate restricted stock at November 30, 2006, was $110,198.

(11)	Includes expense reimbursement of $7,500 for legal fees related to estate planning.

(12)	The value of Mr. Durham’s unvested aggregate restricted stock at November 30, 2006, was $110,198.

(13)	Includes expense reimbursement of $1,000 for legal fees related to estate planning.

(14)	Mr. Durham was named Senior Vice President and Chief Financial Officer on May 26, 2004. His salary was increased to $200,000.

(15)	The value of Mr. Martinez’s unvested aggregate restricted stock at November 30, 2006, was $42,919.

(16)	Mr. Martinez was named Vice President and Corporate Controller in June of 2004. His salary was increased to $125,000.

Option/SAR Grants During 2006 Fiscal Year

The following table provides information related to stock appreciation rights granted to the Named Executive Officers during the fiscal year ended November 30, 2006. There were no options granted to the Named Executive Officers in fiscal 2006.

Individual Grants
		% of Total			Potential
	Number of	Options/			Realizable Value at
	Securities	SARs			Assumed Annual
	Underlying	Granted to	Exercise		Rates of Stock Price
	Options/	Employees	or Base		Appreciation for
	SARs	in Fiscal	Price	Expiration	SAR Term
Name	Granted(#)	Year	($/Sh)	Date	5%($)	10%($)
Robert A. Kaiser	—	—	—	—	—	—
Michael J. Farrell	—	—	—	—	—	—
Elaine Flud Rodriguez	—	—	—	—	—	—
Raymond L. Durham	—	—	—	—	—	—
Juan Martinez Jr.	—	—	—	—	—	—

Aggregated Option/SAR Exercises During 2006 Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended November 30, 2006, and the number and value of options held on November 30, 2006. None of the Named Executive Officers exercised any options in fiscal 2006.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised In-the-Money Options at FY-End($)(1)
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert A. Kaiser	—	—	120,000	15,000	—	—
Michael J. Farrell	—	—	—	—	—	—
Elaine Flud Rodriguez	—	—	86,772	14,500	—	—
Raymond L. Durham	—	—	31,875	6,250	—	—
Juan Martinez Jr.	—	—	4,975	1,175	—	—

(1)             The closing price for the Common Stock as reported by the Nasdaq Stock Market on November 30, 2006, the last trading day of fiscal 2006, was $3.48. None of the outstanding options held by the Named Executive Officers have an exercise price of less than $3.48.

Compensation of Directors

During the fiscal year ended November 30, 2006, each director of the Company who was not an officer or other employee of the Company received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting that he attended. To the extent that any committee meeting was held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) was paid. The Company also paid a per diem fee of $1,500 to each non-employee director for each day such director performed additional services for the Company at the request of the Chief Executive Officer. Mr. Kesler and Mr. Jackson were each paid $15,000 during fiscal 2006 for attending 10 meetings of a special committee of the Board formed in connection with the proposed sale of the Company’s U.S. and Miami-based Latin American operations and the proposed sale of the Company’s Mexico operations.

Pursuant to the 1994 Amended and Restated Non-Employee Director Nonqualified Stock Option Plan (the “Directors’ Plan”), each non-employee director automatically received an option (the “Initial Option”) to purchase 1,500 shares of Common Stock upon becoming a non-employee director. Each Initial Option vests in full six months after the date of grant, and expires ten years following the date of grant. In addition to the Initial Option, each non-employee director received an annual grant pursuant to the CellStar Corporation 1993 Long-Term Incentive Plan (the “1993 Plan”) of an option to purchase 1,000 shares of Common Stock (the “Annual Option”), which option was automatically granted on the date of the first full Board of Directors meeting following the end of each fiscal year. Each Annual Option vests with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan terminated on March 3, 2004, and the 1993 Plan terminated on December 3, 2003. The Company began granting shares of restricted stock to its employees and executive officers in November 2005. In connection with these grants, the Board agreed to discontinue the automatic grants to outside directors and determined that the Company will make an annual grant (a “Formula Grant”) of shares of restricted stock pursuant to the 2003 Plan for each non-employee director automatically on the date of the first full Board meeting following the end of each fiscal year. The number of shares to be granted will be determined by the Board of Directors at the time of the grant based upon the pool of shares then available for grant. The awarded shares will vest at the rate of 33 1/3% per year on each anniversary date of grant and will be subject to such other terms and conditions as may be contained in the form of restricted stock award agreement generally used by the Company at the time of grant. In addition, the Board discontinued the Initial Option. During fiscal 2006, each non-employee director who was then serving as such received a grant of 4,500 shares of restricted stock in March 2006.  No options were granted to directors in fiscal 2006.

Directors who are also employees of the Company receive no additional compensation for serving as directors. All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof. There were no other arrangements pursuant to which any director was compensated for any service provided as a director during fiscal 2006, other than as set forth above.

Employment Contracts and Termination of Employment and Change in Control Arrangements

The Company currently maintains employment agreements (collectively, the “Employment Agreements” or individually, an “Employment Agreement”) with Mr. Kaiser, Mr. Farrell and Ms. Rodriguez effective May 1, 2004, November 15, 2005, and January 14, 2007, respectively. Mr. Kaiser, Mr. Farrell and Ms. Rodriguez are referred to individually as an “Executive” or collectively as “Executives.” The Employment Agreements of Mr. Kaiser, Mr. Farrell and Ms. Rodriguez provide for annual base salaries of $650,000, $250,000 and $285,000, respectively, which may be increased by the Board of Directors. Each of the Employment Agreements also provides that the Executive is eligible to participate in an annual incentive plan approved by the Board of Directors during the term of his or her Employment Agreement. Mr. Durham and Mr. Martinez entered into change of control agreements effective March 30, 2005, which are described below.

The Company is obligated, during the term of his Employment Agreement, to provide to Mr. Kaiser one or more life insurance policies with a total benefit of $1,500,000. The Company is also obligated, during the terms of their respective Employment Agreements, to provide to Mr. Kaiser and Mr. Farrell one or more long-term disability insurance policies with a total annual disability benefit of the lesser of (i) 60% of their respective base salaries after giving effect to all other disability benefits that would be payable to them by CellStar, Employer or government agencies or (ii) such lesser amounts that may be payable under insurance policies that Employer can purchase in accordance with normal insurance underwriting standards. Employer has an obligation to continue to provide similar coverage to Ms. Rodriguez, which can be reduced or cancelled only in certain circumstances.  The Company has in place insurance to cover a portion of such expenses. Each of the Executives is eligible to participate in the life, health and disability insurance programs customarily made available to employees of the Company.

Mr. Kaiser’s Employment Agreement has an initial term of four years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by Employer or Mr. Kaiser at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Mr. Kaiser’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Mr. Kaiser, (b) for “cause” or (c) ”without cause”; or (ii) by Mr. Kaiser (a) upon a Company Breach, (b) within 12 months of a “change in control” or (c) ”voluntarily” (defined as termination for any reason other than Company Breach). If Mr. Kaiser terminates his employment due to Company Breach or if Mr. Kaiser is terminated by Employer “without cause,” he will be entitled to receive his accrued but unpaid base salary and annual incentive payments through the date of termination plus a lump-sum payment in the amount of $500,000 plus an amount equal to the product of (i)(a) his base salary plus (b) the greater of the amount of his annual incentive payment for the preceding year or the average of his annual incentive payments for the preceding three years, divided by 365, and (ii) the greater of the number of days remaining in the initial four-year term (or, the number of days remaining in the initial four-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial four-year term and no notice of non-renewal has been given) or 365 (the “Kaiser Severance Period”). Mr. Kaiser is also entitled, under such circumstances, to the services of an outplacement consultant at Company expense. Within 12 months after a “change in control,” Mr. Kaiser may terminate his employment. In such event and in lieu of the foregoing payments, Mr. Kaiser will be entitled to receive a lump-sum payment in the amount of $500,000 plus an amount equal to three times the sum of (i) his base salary plus (ii) the greater of his annual incentive payment for the preceding year or the average of his annual incentive payments for the preceding three years or such lesser amount that is the maximum payment permitted by the Internal Revenue Code (the “Code”) that does not constitute an “excess parachute payment,” provided that no such reduction shall be made if the amount of payments in addition to the $500,000 lump-sum payment would not independently constitute an “excess parachute payment.” Under such circumstances, Mr. Kaiser is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by him in enforcing his rights under his Employment Agreement. If the employment of Mr. Kaiser is terminated “without cause,” due to Company Breach or following a “change in control,” Mr. Kaiser is further entitled, at Company expense, to health and life insurance coverage for him and, if applicable, his spouse and children, for a period of time equal to, in the case of termination following a “change in control,” three years or, in all other cases, the lesser of 545 days and the Kaiser Severance Period. If Mr. Kaiser terminates his employment “voluntarily,” he is entitled only to his unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs.

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

Mr. Farrell’s Employment Agreement has an initial term of three years and automatically renews for an additional year unless (i) notice of a decision not to renew the Employment Agreement is given by Employer or Mr. Farrell at least 180 days prior to the expiration of the initial term or (ii) the Employment Agreement is earlier terminated pursuant to its terms. Mr. Farrell’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Mr. Farrell, (b) for “cause” or (c) ”without cause”; or (ii) by Mr. Farrell (a) upon a Company Breach, (b) within 24 months of a “change in control,” provided further that his employment is terminated “without cause,” due to Company Breach, or based on a “forced relocation” (defined as Mr. Farrell being required to be based at any place outside a 50-mile radius of the Company’s Carrollton, Texas, headquarters) or (c) ”voluntarily” (defined as termination for any reason other than Company Breach). If Mr. Farrell terminates his employment due to Company Breach or if he is terminated by the Company “without cause,” he will be entitled to receive his accrued but unpaid base salary through the date of termination plus an amount equal to the product of (i)(a) his base salary plus (b) the greater of his annual incentive payment for the preceding fiscal year or the average of his annual incentive payments for the preceding three years, divided by 365, and (ii) if the termination occurs during the first year of his Agreement, 365, or if the termination occurs after the first year of his Agreement, the lesser of (x) 730 and (y) the greater of the number of days remaining in the initial three-year term (or, the number of days remaining in the initial three-year term plus the one-year renewal term if such termination occurs within 180 days of the expiration of the initial three-year term and no notice of non-renewal has been given) or 365 (the “Farrell Severance Period”). In addition, Mr. Farrell is entitled to a prorated portion of any annual incentive payment earned for the fiscal year in which his employment is terminated, if earned in accordance with the terms of its grant, and to the services of an outplacement consultant at Company expense. In the event of termination of employment of Mr. Farrell within 24 months after a “change in control” as described above, he will be entitled to receive an amount equal to two times the sum of (a) his base salary, and (b) the greater of his annual incentive payment for the preceding year or the average of his annual incentive payments for the preceding three years, or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” Under such circumstances, Mr. Farrell is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by him in enforcing his rights under his Employment Agreement. If Mr. Farrell’s employment is terminated “without cause,” or he resigns due to Company Breach, or he is forced to relocate within 24 months following a “change in control,” Mr. Farrell is further entitled, at Company expense, to health and life insurance coverage for him and, if applicable, his spouse and children, for a period of time equal to, in the case of termination following a “change in control,” either one or two years, depending upon Mr. Farrell’s length of service, or, in all other cases, the lesser of 545 days and the Farrell Severance Period. If Mr. Farrell terminates his employment “voluntarily,” he is entitled only to his unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs. Pursuant to his Employment Agreement, Mr. Farrell received a grant of 35,000 shares of restricted stock of the Company on November 15, 2005.

In January 2007, Ms. Rodriguez’s employment agreement with the Company expired, and the Company executed a new Employment Agreement with Ms. Rodriguez.  Ms. Rodriguez’s Employment Agreement has a term of two years.  Ms. Rodriguez’s Employment Agreement is subject to earlier termination as follows: (i) by Employer (a) due to the disability of Ms. Rodriguez, (b) for “cause” or (c) ”without cause”; or (ii) by Ms. Rodriguez (a) upon a Company Breach, (b) within 24 months of a “change in control,” provided further that her employment is terminated “without cause” or due to Company Breach, which includes a relocation in which Ms. Rodriguez would be required to be based at any place outside a 50-mile radius of the Company’s Coppell, Texas, headquarters, or (c) ”voluntarily” (defined as termination for any reason other than Company Breach). If Ms. Rodriguez terminates her employment due to Company Breach or if she is terminated by the Company “without cause,” she will be entitled to receive her accrued but unpaid base salary through the date of termination and any prorated portion of her annual incentive payment earned for the fiscal year that includes the date of termination plus an amount equal to the greater of (a)(i) her regular base salary through the end of the term of the Agreement or (ii) one year of her regular base salary, plus (b) the greater of her annual incentive payment for the preceding fiscal year or the average of her annual incentive payments for the preceding three years, divided by 12 and multiplied by the number of months in which her regular base salary is to be paid as set forth above, each to be paid quarterly installments.  Ms. Rodriguez is also entitled, under such circumstances, to the services of an outplacement consultant at Company expense.

In the event of termination of employment of Ms. Rodriguez after a “change in control” as described below, she will be entitled to receive an amount equal to two times the sum of (i) her base salary plus (ii) the greater of her annual incentive payment for the preceding year or the average of her annual incentive payments for the preceding three years, or such lesser amount that is the maximum payment permitted by the Code that does not constitute an “excess parachute payment.” Under such circumstances, Ms. Rodriguez is also entitled to the services of an outplacement consultant at Company expense and reimbursement for all reasonable costs and expenses (including, without limitation, attorneys’ fees) incurred by her in enforcing her rights under her Employment Agreement. If the employment of Ms. Rodriguez is terminated “without cause,” or due to Company Breach, Employer shall continue to pay the same portion of premiums it paid prior to her termination for health and life insurance coverage for her and, if applicable, her spouse and children, for a period of time equal to the earlier of the last day of the 24th month following her date of termination, or the date Ms. Rodriguez’s coverage under Employer’s plans terminates for any reason. If Ms. Rodriguez terminates her employment “voluntarily,” she is entitled only to her unpaid base salary and benefits through the last day of employment, but is not entitled to any annual incentive payment for the year in which such termination occurs.

Under the Employment Agreements, a termination will be deemed to be “without cause” if it is for any reason other than due to the disability of the Executive or for “cause.” Under the Employment Agreements, a termination will generally be considered to be for “cause” if it is due to the Executive’s (i) gross incompetence; or, in Mr. Farrell’s Agreement, failure to perform his duties under the Agreement; or, in Ms. Rodriguez’s agreement, willful failure to substantially perform her duties after written notice is given and not cured by Ms. Rodriguez within 30 days of such notice; (ii) willful misconduct that causes or is likely to cause material economic harm to, or material discredit to the reputation of, the Company or its affiliated entities; (iii) failure to follow the directions of senior management or the Board of Directors or general partner of the Company or the Executive’s employer; (iv) conviction of or entry of a plea of guilty or nolo contendere to a felony involving moral turpitude or the entry of an order by any federal or state regulatory agency prohibiting the Executive from participating in the affairs of the Company; (v) any other material breach of his or her Employment Agreement; or (vi) in Ms. Rodriguez’s agreement, intentional violation of any material written policy or procedure of Employer or the Company. A cure period is allowed under certain circumstances.

For purposes of the Employment Agreements, a “change in control” will be deemed to occur upon the occurrence of any of the following: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, or with respect to Mr. Kaiser’s Agreement, the sale, lease exchange or other transfer of 50% or more of the assets of the Company reflected on the balance sheet as of the end of the fiscal quarter ending immediately prior to the closing of such transaction or the first in a series of transactions; (iii) any approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (iv) the cessation of control (by virtue of their not constituting a majority of directors) of the Board of Directors by the Continuing Directors or the Incumbent Directors (as defined in the Employment Agreements); (v) with respect to the Employment Agreement of Ms. Rodriguez only, (a) the acquisition of beneficial ownership of 50% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the effective date of such Employment Agreement, (b) the acquisition of beneficial ownership of an additional 40% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned at least 10% of such voting power on the effective date of such Employment Agreement or (c) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including, without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; (vi) with respect to Mr. Kaiser’s Employment Agreement only, (a) the acquisition of beneficial ownership of 50% of the voting power of the Company’s outstanding voting securities by any person or group who beneficially owned less than 10% of such voting power on the effective date of his Employment Agreement or (b) the execution by the Company and a stockholder of a contract that grants such stockholder or its affiliate (including without limitation, such stockholder’s nominee to the Board) the right to veto or block decisions or actions of the Board, in each case subject to certain exceptions; or (vii) subject to applicable law, in a Chapter 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7 of the United States Bankruptcy Code.

On March 30, 2005, Employer entered into agreements with Raymond L. Durham and Juan Martinez, Jr. The agreements provide for severance payments to Mr. Durham and Mr. Martinez in the event that Employer terminates Mr. Durham or Mr. Martinez without cause. The agreements also provide for payments to Mr. Durham and Mr. Martinez if, during the twenty-four month period following a change in control, as such term is defined in the agreement, Mr. Durham’s or Mr. Martinez’s employment is terminated without cause, or either terminates his employment with Employer due to Company breach, as such term is defined in the agreement.

The Employment Agreements, including the change in control agreements for Mr. Durham and Mr. Martinez, also provide that the Executives will be indemnified by the Company to the extent provided in the Company’s Certificate of Incorporation or bylaws as of the date of the Employment Agreement and to the fullest extent permitted by changes to Delaware law. In addition, on July 8, 2005, the Company entered into indemnification agreements with Mr. Kaiser, Ms. Rodriguez and Mr. Durham, and with Mr. Farrell and Mr. Martinez on July 19, 2006. The Employment Agreements of all Executives include non-competition and confidentiality provisions.

Separation Agreement and Release. As of July 5, 2001, the Company entered into a Separation Agreement and Release with Alan H. Goldfield, the Company’s former Chief Executive Officer, under which the Company may engage Mr. Goldfield to provide information or assistance in connection with all matters relating to or arising out of his former employment with the Company or pertaining to the general business operations of the Company. In return for this information and assistance, the Company pays Mr. Goldfield his pre-approved, reasonable, actual, out-of-pocket expenses plus the greater of $1,500 per day or the highest per day amount then being paid to members of the Board for services other than services provided as a member of the Board. Under this Separation Agreement and Release, the Company was required to provide Mr. Goldfield with a $5,000,000 term life insurance policy and disability insurance with an annual benefit of $300,000 until age 65. This obligation terminated on July 5, 2006.  The Company satisfied its remaining obligations related to term life insurance through payment of premiums in fiscal 2005.  The Company must continue to provide Mr. Goldfield and his spouse, Shirley M. Goldfield, with reimbursement of medical and dental expenses for the remainder of their respective lives, subject to certain conditions.  Mr. Goldfield did not elect disability insurance for 2006. The Company paid medical and dental insurance premiums of $7,060.44 for Mr. and Mrs. Goldfield, which is net of the amount Mr. Goldfield is required to reimburse the Company pursuant to the Separation Agreement and Release. For fiscal 2006, there were no payments made to Mr. Goldfield in connection with services provided pursuant to his Separation Agreement and Release.

Compensation Committee Interlocks and Insider Participation

In fiscal 2006, the Compensation Committee of the Board of Directors consisted of J.L. Jackson, Chairman, Jere W. Thompson, Dale V. Kesler and Dr. Da Hsuan Feng, who joined the Compensation Committee in January of 2006. No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served on the compensation committee, or as a director, of another entity, one of whose executive officers served on the Company’s Compensation Committee or on its Board of Directors in fiscal 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 21, 2007, by each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Michael A. Roth and Brian J. Stark c/o Stark Investments 3600 South Lake Drive St. Francis, Wisconsin 53235	3,262,254	(2)	15.4
Timothy S. Durham 111 Monument Circle, Suite 4800 Indianapolis, Indiana 46204-2415	2,047,441	(3)	9.7
Strong Capital Management, Inc. 100 Heritage Reserve Menomonee Falls, Wisconsin 53051	1,114,053	(4)	5.3
Raul Marcelo Claure 2010 NW 84 Avenue Miami, Florida 33122	1,060,000	(5)	5.0

(1)             Based on 21,136,631 shares outstanding as of March 21, 2007.

(2)             Based on a Form 4 filed with the SEC on January 23, 2007, by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13d-1(k) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ). Mr. Roth and Mr. Stark reported shared voting and dispositive power with respect to all shares owned in an amended Schedule 13G filed on February 14, 2007.

(3)             Based on an amended Schedule 13D filed with the SEC on December 29, 2006, by Timothy S. Durham, Patrick J. O’Donnell, Henri B. Najem, Jr., Anthony P. Schilchte, David Tornek, Neil E. Lucas, Terry G. Whitesell, and Jonathan B. Swain, filing as joint filers pursuant to Rule 13d-1(k) under the Exchange Act. Each individual owner reported sole voting and dispositive power with respect to his individual shares.

(4)             Based on a Schedule 13G filed with the SEC on February 11, 2005, by Strong Capital Management Inc.

(5)             Based on a Schedule 13D filed with the SEC on February 2, 2007.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 21, 2007, by (i) each individual acting as the Company’s Chief Executive Officer, or in a similar capacity, during fiscal 2006, and each of the Company’s four other most highly compensated executive officers who were serving as such on November 30, 2006, based on salary and bonus earned during fiscal 2006 (collectively, the “Named Executive Officers” ); (ii) each current director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Robert A. Kaiser	402,109	(2)	1.9
Michael J. Farrell	64,179	(3)	*
Elaine Flud Rodriguez	131,866	(4)	*
Raymond L. Durham	70,956	(5)	*
Juan Martinez Jr.	18,933	(6)	*
Da Hsuan Feng	14,000	(7)	*
John L. (“J.L.”) Jackson	49,250	(8)	*
Dale V. Kesler	47,450	(9)	*
Jere W. Thompson	47,740	(10)	*
Current Directors and Executive Officers as a Group	846,483	(11)	3.9

*                    Less than 1%.

(1)             Based on 21,136,631 shares outstanding as of March 21, 2007.

(2)             Mr. Kaiser’s holdings consist 73,676 shares of Common Stock, of which 36,901 are held in a partnership controlled by Mr. Kaiser and his wife, 194,683 shares of restricted Common Stock, 130,000 shares subject to options granted under the 1993 Plan and 3,750 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.

(3)             Mr. Farrell’s holdings consist of 19,513 shares of Common Stock and 44,666 shares of restricted Common Stock.

(4)             Ms. Rodriguez’s holdings consist of 10,928 shares of Common Stock, 26,666 shares of restricted Common Stock, 91,272 shares subject to options granted under the 1993 Plan and 3,000 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.

(5)             Mr. Durham’s holdings consist of 9,790 shares of Common Stock, 26,666 shares of restricted Common Stock, 32,625 shares subject to options granted under the 1993 Plan and 1,875 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.

(6)             Mr. Martinez’s holdings consist of 3,534 shares of Common Stock, 9,999 shares of restricted Common Stock, 4,650 shares subject to options granted under the 1993 Plan and 750 shares subject to options granted under the 2003 Plan, which options are exercisable within 60 days.

(7)             Dr. Feng’s holdings consist of 4,167 shares of Common Stock, 8,333 shares of restricted Common Stock and 1,500 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(8)             Mr. Jackson’s holdings consist of 6,167 shares of Common Stock, 8,333 shares of restricted Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, 32,000 shares subject to options granted under the 1993 Plan and 1,250 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(9)             Mr. Kesler’s holdings consist of 4,367 shares of Common Stock, of which 200 shares are held jointly with Mr. Kesler’s wife, 8,333 shares of restricted Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, 32,000 shares subject to options granted under the 1993 Plan and 1,250 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(10)       Mr. Thompson’s holdings consist of 4,657 shares of Common Stock, 8,333 shares of restricted Common Stock, 1,500 shares subject to options granted under the Directors’ Plan, 32,000 shares subject to options granted under the 1993 Plan and 1,250 shares subject to options granted under the 2003 Plan, all of which options are exercisable within 60 days.

(11)       Includes shares subject to options and shares of Common Stock and restricted Common Stock held by directors and Named Executive Officers more fully described in footnotes 2 through 10 above.

Equity Compensation Plan Information

The Company’s equity compensation plan information is provided in Part II of this Form 10-K, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees paid or payable to Grant Thornton LLP for services rendered for the fiscal years ended November 30, 2006 and November 30, 2005 (in thousands).

	2006	2005
Audit Fees(1)	2,330,649	$2,600,263
Audit-Related Fees(2)	19,007	1,137,922
Tax Fees(3)	72,000	59,258
All Other Fees	—	—

TOTAL	2,421,656	$3,797,443

(1)             “Audit Fees” includes fees and expenses billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings. For fiscal 2006 and 2005, respectively, the amount includes approximately $1.4 million and $1.6 million related to the financial statement audit and $0.9 million and $1.0 million related to compliance with Section 404 of Sarbanes-Oxley.

(2)             “Audit-Related Fees” includes fees billed for services that are related to the performance of the audit or review of the Company’s financial statements (which are not reported above under the caption “Audit Fees”). For fiscal 2006, the amount relates to an audit of the Company’s 401k plan.  For fiscal 2005, the amount includes approximately $1.1 million for the restatement of the Company’s financial statements related to issues identified in the Asia-Pacific Region and the filing of the fiscal 2004 Form 10-K.

(3)             “Tax Fees” for fiscal 2006 and 2005 include fees for statutory tax reporting in Mexico.

The Audit Committee has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining the principal accountant’s independence, and has determined that it is. The Audit Committee has sole authority to engage and determine the compensation of the Company’s independent auditor. Pre-approval by the Audit Committee is required for any engagement of Grant Thornton, subject to certain de minimis exceptions. Annually, the Audit Committee pre-approves services to be provided by Grant Thornton. The Audit Committee also considers the engagement of Grant Thornton to provide other services during the year. In addition to conducting the Company’s 2006 audit, the Audit Committee pre-approved Grant Thornton to provide services to the Company in connection with the statutory tax filings in Mexico, which are considered non-audit matters.

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

See above.

4.2	Specimen Common Stock Certificate of CellStar Corporation.	Form 10-K for the fiscal year ended November 30, 2006.	February 12, 2007

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

		Current Report on Form 8-K.	November 1, 2006

10.10	Letter Agreement dated as of August 31, 2006, by and between CellStar Corporation and Quattro Global Capital LLC.	Current Report on Form 8-K.	September 7, 2006

10.11	CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, effective as of March 22, 1996.*	Form 10-K for the fiscal year ended November 30, 1996.	February 28, 1997

10.12	First Amendment to the CellStar Corporation Amended and Restated Annual Incentive Compensation Plan, executed as of September 10, 2002.*	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003

10.13	Separation Agreement and Release, dated as of July 5, 2001, by and between Alan H. Goldfield and CellStar Corporation and Its Affiliates.*	Form 10-Q for the quarter ended May 31, 2001.	July 12, 2001

10.14	CellStar Corporation 2003 Long-Term Incentive Plan, effective as of March 13, 2003.*	Appendix C to the Company’s Proxy Statement on Schedule 14A for the 2002 fiscal year.	December 22, 2003

10.15	Form of Incentive Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.16	Form of Non-Qualified Stock Option Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Registration Statement on Form S-8 (File no. 333-121590).	December 23, 2004

10.17	Form of Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Current Report on Form 8-K.	November 21, 2005

10.18	Form of Amendment to Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Form 10-K for the fiscal year ended November 30, 2006.	February 12, 2007

10.19	Amended and Restated Employment Agreement, effective as of May 1, 2004, by and among CellStar, Ltd., CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

10.20	First Amendment to Amended and Restated Employment Agreement, executed May 2, 2005, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser.*	Current Report on Form 8-K.	May 6, 2005

10.21	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005

10.22	Employment Agreement, executed on April 27, 2005, and effective as of April 30, 2005, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Current Report on Form 8-K.	May 3, 2005

10.23	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Raymond L. Durham.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.24	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Juan Martinez.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.25	Employment Agreement by and among CellStar, Ltd., CellStar Corporation and Michael J. Farrell, dated as of November 15, 2005.*	Current Report on Form 8-K.	November 21, 2005

10.26	Employment Agreement, effective as of January 14, 2007, by and among CellStar, Ltd., CellStar Corporation, and Elaine Flud Rodriguez.*	Current Report on Form 8-K.	November 21, 2006

10.27	Form of CellStar Corporation Indemnification Agreement.*	Current Report on Form 8-K.	July 13, 2005

10.28	Stock Purchase Agreement, dated August 21, 2005, by and among CellStar International Corporation/Asia, Newco and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.29	Amended and Restated Stock Purchase Agreement, dated August 24, 2005, by and among CellStar International Corporation/Asia, Fine Day Holdings Limited and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005

10.30	Letter Agreement executed on September 1, 2005, by and between Fine Day Holdings Limited and CellStar International Corporation/Asia.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.31	Agreement and Mutual Release, entered into on September 2, 2005, by and among CellStar (Asia) Corporation Limited, CellStar Corporation, and Hong An-Hsien.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005

10.32	Industrial Lease Agreement, executed December 9, 2003, by and between Texas Dugan Limited Partnership and CellStar, Ltd.	Form 10-K/A for the fiscal year ended November 30, 2005.	March 30, 2006

10.33	Lease, effective as of March 1, 2006, by and between Americas’ Gateway Business Center, Inc., and National Auto Center, Inc., d/b/a CellStar Latin America.	Form 10-K/A for the fiscal year ended November 30, 2005.	March 30, 2006

10.34	Master Distribution Agreement, made as of November 20, 2006, by and between Motorola, Inc. and CellStar, Ltd.**	Current Report on Form 8-K.	December 20, 2006

10.35	Regional Amendment for the Sale of Products Between Motorola and CellStar in North America, made as of November 20, 2006, by and between Motorola, Inc. and CellStar, Ltd.**	Current Report on Form 8-K.	December 20, 2006

21.1	Subsidiaries of the Company.	Form 10-K for the fiscal year ended November 30, 2006.	February 12, 2007

23.1	Consent of Grant Thornton LLP.	Form 10-K for the fiscal year ended November 30, 2006.	February 12, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

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

Date: March 30, 2007