Form 10-Q
period 2007-02-28
CLST Holdings, Inc.
filed 2007-04-09
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22972

CLST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 S. Royal Lane
Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

(972) 462-3500
(Registrant’s telephone number, including area code)

CELLSTAR CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

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

On April 2, 2007, there were 21,027,205 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	February 28,	November 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,199	28,632
Accounts receivable (less allowance for doubtful accounts of $1,403 and $1,159, respectively)	79,086	114,335
Inventories, net	58,296	68,830
Deferred income taxes	917	917
Prepaid expenses	5,070	5,847
Total current assets	157,568	218,561

Property and equipment, net	2,226	2,510
Deferred income taxes	6,655	6,655
Other assets	9,171	8,254
	$175,620	235,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,175	33,469
Current portion - Term loan	1,000	1,000
Accounts payable	129,488	158,365
Deferred revenue	1,667	824
Accrued expenses	10,448	11,747
Income taxes payable	1,140	716
Minority interest	1,012	2,014
Total current liabilities	150,930	208,135

12% Senior subordinated notes	—	1,915
Term loan	10,800	9,160
Total liabilities	161,730	219,210

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,158,740 shares issued and outstanding	212	212
Additional paid-in capital	124,548	124,346
Accumulated other comprehensive loss—foreign currency translation adjustments	(8,719)	(8,603)
Retained deficit	(102,057)	(99,091)
	13,984	16,864
Less: Treasury stock (29,389 shares at cost)	(94)	(94)
	13,890	16,770
	$175,620	235,980

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended
	February 28,
	2007	2006

Revenues	$196,071	205,645
Cost of sales	181,636	188,198
Gross profit	14,435	17,447

Selling, general and administrative expenses	12,470	12,340
Operating income	1,965	5,107

Other income (expense):
Interest expense	(961)	(1,304)
Loss on sale of accounts receivable	(527)	(403)
Loss on settlement of note receivable related to sale of Asia-Pacific	(494)	—
Minority interest	(1,719)	(623)
Gain on sale of building	—	240
Other, net	128	58
Total other income (expense)	(3,573)	(2,032)

Income (loss) before income taxes	(1,608)	3,075

Provision for income taxes	1,358	901

Net income (loss)	$(2,966)	2,174

Net income (loss) per share:

Basic	$(0.14)	0.11

Diluted	(0.14)	0.10

Weighted average number of shares:

Basic	20,482	20,368

Diluted	20,482	20,822

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended February 28, 2007 and 2006

(Unaudited)

(In thousands)

	Common Stock			Accumulated other
	Shares	Amount	Additional paid-in capital	comprehensive loss	Retained deficit	Treasury stock	Total
Balances at November 30, 2006	21,159	$212	124,346	(8,603)	(99,091)	(94)	16,770
Comprehensive loss:
Net loss	—	—	—	—	(2,966)	—	(2,966)
Foreign currency translation adjustment	—	—	—	(116)	—	—	(116)
Total comprehensive loss							(3,082)
Amortization of restricted stock	—	—	199	—	—	—	199
Stock option expense	—	—	3	—	—	—	3

Balances at February 28, 2007	21,159	$212	124,548	(8,719)	(102,057)	(94)	13,890

Balances at November 30, 2005	20,827	$208	123,554	(7,673)	(105,998)	—	10,091
Comprehensive income:
Net income	—	—	—	—	2,174	—	2,174
Foreign currency translation adjustment	—	—	—	78	—	—	78
Total comprehensive income							2,252
Grant of restricted stock	3	—	—	—	—	—	—
Cancellation of restricted stock	(12)	—	—	—	—	—	—
Amortization of restricted stock	—	—	59	—	—	—	59
Stock option expense	—	—	53	—	—	—	53

Balances at February 28, 2006	20,818	$208	123,666	(7,595)	(103,824)	—	12,455

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended February 28, 2007 and 2006

(Unaudited)

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,966)	2,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for doubtful accounts	201	155
Provision for inventory obsolescence	1,950	3,066
Stock based compensation	202	112
Depreciation and amortization	679	1,162
Minority interest	1,719	623
Gain on sale of building	—	(240)
Changes in operating assets and liabilities:
Accounts receivable	(4,706)	(8,867)
Inventories	8,584	11,604
Prepaid expenses	777	(1,404)
Other assets	1,541	(57)
Accounts payable	(28,013)	(38,886)
Accrued expenses	(2,142)	34
Deferred revenue	843	—
Income taxes payable	424	—
Net proceeds from sale of accounts receivable	39,638	39,037

Net cash provided by operating activities	18,731	8,513

Cash flows from investing activities:
Purchases of property and equipment	(102)	(300)
Proceeds from sale of assets	—	1,742
Investment in joint venture	(2,770)	(369)

Net cash provided by (used in) investing activities	(2,872)	1,073

Cash flows from financing activities:
Borrowings on notes payable	137,619	166,863
Payments on notes payable	(164,913)	(160,310)
Borrowings on Term Loan	1,890	—
Payments on Term Loan	(250)	—
Distribution of minority interest	(2,721)	(347)
Redemption of 12% Senior Subordinated Notes	(1,915)	—
Additions to deferred loan costs	(2)	(4)

Net cash provided by (used in) financing activities	(30,292)	6,202

Net increase (decrease) in cash and cash equivalents	(14,433)	15,788
Cash and cash equivalents at beginning of period	28,632	10,744

Cash and cash equivalents at end of period	$14,199	26,532

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

Although the interim consolidated financial statements of CLST Holdings, Inc., formerly CellStar Corporation, and subsidiaries (the “Company”) are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results have been reflected therein. Operating revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for any other interim period or for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006, (the “Form 10-K”).

(b) Accounts Receivable

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

The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers. The annual discount rates on the sale agreements range from 6.8% to 12.4%. These sale transactions are accounted for as a sale of receivables.  The Company does not service or retain an interest in the receivables.

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

Included in inventories is $2.0 million and $3.4 million at February 28, 2007, and November 30, 2006, respectively, for which goods have been shipped and title has transferred but the criteria for revenue recognition has not been met due to rights of return or for goods that were considered bill and hold.

(2) U.S. Sale and Mexico Sale

On December 18, 2006, the Company entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale of substantially all of the Company’s United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the “U.S. Sale”). The Company’s operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

The Boards of Directors of the Company and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date.

Also on December 18, 2006, the Company entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The proposed purchase is a stock acquisition of all of the outstanding shares of the Company’s Mexican subsidiaries, and includes the Company’s interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), the Company’s joint venture with Wireless Solutions.  Under the terms of the transaction, the Company will receive $20 to $22 million in cash, based on the 2007 operating performance of the operations up to the closing date.  Pursuant to the Mexico Sale Agreement, the Mexico buyers may, upon three days’ notice to the Company, elect an alternate transaction whereby the Company will receive $13.0 million for its 51% interest in CII.  In this event, the Company would be entitled to its pro rata share of CII profits from January 1, 2007, up to the consummation of the alternate transaction.  The Company would retain ownership of the remaining subsidiaries including the primary operating subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”).  If  the Company chooses to liquidate those remaining operations, CII has agreed to assist in disposing of the inventory and collecting the accounts receivable of the remaining operations.

The Board of Directors of the Company unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. The closing of the Mexico Sale is expected to occur by the middle of April, but no later than May 31, 2007.

The Company filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions.  Both of the transactions are subject to customary closing conditions and the approval of the Company’s stockholders, and the transactions are not dependent upon each other.  The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc. On March 28, 2007, the stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc.  The Company plans to wind up its business and file a certificate of dissolution no earlier than seven months following the close of the U.S. Sale, and distribute the remaining assets to stockholders after satisfying all liabilities. These financial statements do not reflect any of the liquidation values associated with the remaining operations.

On March 22, 2007, the Company signed a letter of intent to sell its operations in Chile to a group which includes local management for approximately book value.

The U.S. Sale closed on March 30, 2007.  Proceeds of $62.4 million were received.  The proceeds were based upon estimated net working capital as of the closing and may be adjusted based upon the audited actual net working capital.  A portion of the proceeds was used to pay off the Company’s bank debt (see footnote 6). These financial statements do not reflect any effect of the U.S. Sale. The Company expects to record a gain of approximately $50.0 million on the transaction during the three months ended May 31, 2007.

The Company has approximately $9.3 million of accumulated foreign currency translation adjustments related to Mexico.  As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, the Company will recognize the $9.3 million as a charge upon the closing of the Mexico Sale.

(3) Stock-Based Compensation

The Company has granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan and the Company’s 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vest ratably over four year periods.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the three months ended February 28, 2007 and 2006. The Company does not expect to issue any stock-based compensation in future periods.

For the three months ended February 28, 2007, and 2006, the Company recorded $2 thousand and $53 thousand, respectively, for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses. At February 28, 2007, there was $36 thousand of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, $29 thousand was to be recognized in fiscal 2007 and $7 thousand was to be recognized in fiscal 2008.  However, as a result of the U.S. and Mexico Sale transactions, substantially all employees have been or will be terminated and the holders of options will have 30 days from termination to exercise their stock options or the options will be cancelled. Accordingly, the remaining unrecognized compensation is expected to be recognized in the quarter ending May 31, 2007.

During 2005 and 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, is being expensed over the service period. The 2003 Plan permits withholding of shares by the Company upon vesting to pay withholding tax.  These withheld shares are considered as treasury stock and are available to be re-issued under the 2003 Plan.  During the year ended November 30, 2006, 144,025 shares vested, of which 29,389 shares were withheld by the Company to pay withholding tax.

For the three months ended February 28, 2007, and 2006, the Company recognized $0.2 million and $59 thousand, respectively, of expense related to the restricted stock grants which is included in selling, general and administrative expenses. As of February 28, 2007, the total remaining unearned compensation related to restricted stock awards was $1.5 million which was to be amortized over the service periods through March 2009.  However, as a result of the closing of the U.S. Sale transaction, all restricted stock vested and the expense will be recognized in the quarter ending May 31, 2007.

(4) Net Income (Loss) Per Share

Options to purchase 0.5 million shares of common stock and 0.7 million shares of restricted stock were not included in the computation of diluted earnings per share for the three months ended February 28, 2007, because of the net loss.  Options to purchase 0.6 million shares of common stock for the three months ended February 28, 2006, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

A reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the three months ended February 28, 2007 and 2006 follows:

	Three Months Ended
	February 28,
	2007	2006
Basic:

Net income (loss)	$(2,966)	2,174

Weighted average number of shares outstanding	20,482	20,368

Net income (loss) per share	$(0.14)	0.11

Diluted:

Net income (loss)	$(2,966)	2,174

Weighted average number of shares outstanding	20,482	20,368
Effect of dilutive securities:
Restricted stock	—	454

Weighted average number of shares outstanding including effect of dilutive securities	20,482	20,822

Net income (loss) per share	$(0.14)	0.10

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

Segment asset information as of February 28, 2007, and November 30, 2006, is as follows (in thousands):

	Latin	North
	America	America	Corporate	Total
Total assets
February 28, 2007	$100,787	53,607	21,226	175,620
November 30, 2006	146,195	64,618	25,167	235,980

The decline of $45.4 million in total assets in the Latin America Region was primarily due to lower revenues, and therefore lower working capital, in the Company’s Mexico and Chile operations for the three months ended February 28, 2007 compared to the three months ended November 30, 2006.

Segment operations information for the three months ended February 28, 2007 and 2006, follows (in thousands):

	Latin	North
	America	America	Corporate	Total
Three months ended February 28, 2007
Revenues from external customers	$114,661	81,410	—	196,071
Operating income (loss)	3,402	1,132	(2,569)	1,965
Income (loss) before interest and taxes	1,717	1,131	(3,042)	(194)

Three months ended February 28, 2006
Revenues from external customers	82,896	122,749	—	205,645
Operating income (loss)	2,711	5,302	(2,906)	5,107
Income (loss) before interest and taxes	2,057	5,303	(2,668)	4,692

A reconciliation of income (loss) per the segment table to income (loss) from operations before income taxes per the consolidated statements of operations is as follows:

	2007	2006
Income (loss) before interest and income taxes	$(194)	4,692
Interest expense per the consolidated statements of operations	(961)	(1,304)
Loss on sale of accounts receivable	(527)	(403)
Interest income included in other, net in the consolidated statements of operations	74	90

Income (loss) before income taxes	$(1,608)	3,075

The following table summarizes customer concentration percentages (consolidated and regional) and revenues for the North American and Latin American Regions for the three months ended February 28, 2007 and 2006 (in millions).

	2007			2006
	Revenues	Consolidated %	Regional %	Revenues	Consolidated %	Regional %
North American Region
Lock/line	$2.2	1.1	2.7	$29.4	14.3	24.0
Dobson	21.1	10.8	25.9	18.6	9.1	15.2

Latin American Region
Telcel and Telcel related entities	31.8	16.2	27.7	34.3	16.7	41.4
Telefonica	24.6	12.5	21.4	16.1	7.8	19.4
Claro Chile	18.4	9.4	16.0	1.7	1.0	2.0

(6) Debt

Debt consisted of the following at February 28, 2007, and November 30, 2006 (in thousands):

	February 28,	November 30,
	2007	2006
Revolving credit facility	$6,175	33,469

Term loan	11,800	10,160

12% Senior subordinated notes	—	1,915

Total debt	$17,975	45,544

On March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with a bank, which extended the term of it previous facility until September 27, 2009. The borrowing rate under the Amended Facility was prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 2.5% for the LIBOR option.

The Amended Facility was considered a current liability as the lender had dominion over cash receipts related to the Company’s domestic operations and the Amended Facility contained an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility was limited by a borrowing base test, which was measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility was secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility was further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. As of February 28, 2007, the Company had borrowed $6.2 million at an interest rate of 8.25%.

At November 30, 2006, the Company had outstanding $1.9 million of 12% Senior Subordinated Notes (the “Senior Notes”) due January 2007 bearing interest at 12%. The Senior Notes, originally totaling $12.4 million, were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At November 30, 2006, the Company had $0.1 million of interest accrued for future interest payments.   In December 2006, the Company redeemed the remaining $1.9 million of Senior Notes at par. The Company recognized a gain on the transaction for the quarter ended February 28, 2007, of $21 thousand, which is the reversal of interest previously accrued as part of the troubled debt restructuring.

On August 31, 2006, the Company entered into a Term Loan and Security Agreement (the “Term Loan”) with a finance company for up to $12.3 million to refinance the Senior Notes. The borrowing rate under the Term Loan was LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan was to mature September 27, 2009. The Term Loan was be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan.

The Term Loan was subordinated to the Amended Facility. The Term Loan was secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Term Loan. The Term Loan was further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Term Loan contained, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of February 28, 2007, the Company had $11.8 million of borrowings at an interest rate ranging 12.9% to 14.5% under the Term Loan and had no additional borrowing availability.

On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.2 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale.  An early termination fee of $0.4 million was paid in conjunction with the payoff of the Amended Facility and will be recognized as a charge to earnings in the quarter ending May 31, 2007.

(7) Joint Venture

In April 2005, in order to increase its activation business and further strengthen its relationship with Radio Movil Dipsa S.A. de C.V. (“Telcel”), the Company’s subsidiary in Mexico, CELEX, agreed to invest up to $8.1 million in a joint venture with Wireless Solutions and its individual partners consisting of $4.1 million at closing and $4.0 million of contingent consideration. The $4.1 million consisted of $1.1 million in cash paid at closing, the conversion of $2.0 million of accounts receivable and a $1.0 million note that was paid in full in August 2005 through the conversion of an additional $1.0 million of accounts receivable. The joint venture CII provides handset distribution and activation services for Telcel, the largest cellular phone company in Mexico. CELEX owns 51% of CII and the remaining 49% is owned by the individual partners of Wireless Solutions. The financial condition and results of operations of CII are consolidated in the Company’s accompanying consolidated financial statements.

The contingent consideration is payable in the form of a cumulative preferred dividend from the earnings of CII which otherwise would be distributed to CELEX.  No earnings were to be distributed to CELEX as long as any portion of the preferred dividend remained unpaid. As of November 30, 2006, $0.4 million of the preferred dividend had been paid to the individual partners of Wireless Solutions, and in February 2007, the calendar 2006 preferred dividend of $2.7 million was paid.  As part of the Mexico Sale, it was agreed the remaining $0.9 million of preferred dividends would not be paid, and the Company will receive its 51% interest in the earnings of CII from January 1, 2007 through the closing of the Mexico Sale transaction.

At acquisition, the Company attributed $5.2 million to identified intangibles.  The identified intangibles are being amortized over periods ranging from 5 to 7 years.  Consideration paid to the partners in excess of the identified intangibles is considered goodwill.  Of the calendar 2006 preferred dividend, $1.8 million was considered goodwill.

Included in other assets in the accompanying balance sheet at February 28, 2007, and November 30, 2006, is identified intangibles, net of accumulated amortization, of $3.6 million and $3.8 million, respectively.  Included in other assets at February 28, 2007 is goodwill of $1.8 million.  The Company recognized amortization expense related to the identified intangibles of $0.2 million and $20 thousand for the quarters ended February 28, 2007, and 2006, respectively.

(8) Contingencies

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that the Company or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

(9) New Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognise in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $3.0 million, or $0.14 diluted share, for the first quarter of 2007, compared with net income of $2.2 million, or $0.10 per diluted share, for the same quarter last year.

Revenues for the quarter ended February 28, 2007, were $196.1 million, a decrease of $9.5 million, compared to $205.6 million in 2006. Revenues decreased in the North American Region ($41.3 million) principally due to a decrease in the insurance replacement business as well as a decline in the regional carrier group primarily due to the loss of several customers. Revenues increased by $31.8 million in the Latin American Region principally due to increases in Chile and Miami, partially offset by a decline in Mexico. Gross profit decreased from $17.4 million (8.5% of revenues) in the first quarter of 2006 to $14.4 million (7.4% of revenues) in the first quarter of 2007. Gross profit decreased as a percentage of revenues in North America primarily due to the Company taking advantage of certain manufacturer pricing and volume incentives in 2006 and in Latin America primarily due to the shift in revenue mix in the Company’s operations in Chile from value-added services to product sales which have lower margin percentages. Selling, general and administrative expenses were $12.5 million for the first quarter of 2007 (6.4% of revenues) compared to $12.3 million for the first quarter of 2006 (6.0% of revenues).

Sale Transactions

On December 18, 2006, the Company entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale of substantially all of the Company’s United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the “U.S. Sale”). The Company’s operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

The Boards of Directors of the Company and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006, to the closing date.

Also on December 18, 2006, the Company entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The proposed purchase is a stock acquisition of all of the outstanding shares of the Company’s Mexican subsidiaries, and includes the Company’s interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), the Company’s joint venture with Wireless Solutions.  Under the terms of the transaction, the Company will receive $20 to $22 million in cash, based on the 2007 operating performance of the operations up to the closing date.  Pursuant to the Mexico Sale Agreement, the Mexico buyers may, upon three days’ notice to the Company, elect an alternate transaction whereby the Company will receive $13.0 million for its 51% interest in CII.  In this event, the Company would be entitled to its pro rata share of CII profits from January 1, 2007, up to the consummation of the alternate transaction.  The Company would retain ownership of the remaining subsidiaries including the primary operating subsidiary in Mexico, Celular Express S.A. de C.V. (“CELEX”).  If the Company chooses to liquidate those remaining operations, CII has agreed to assist in disposing of the inventory and collecting the accounts receivable of the remaining operations.

The Board of Directors of the Company unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. The closing of the Mexico Sale is expected to occur by the middle of April, but no later than May 31, 2007.

The Company filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions.  Both of the transactions are subject to customary closing conditions and the approval of the Company’s stockholders and the transactions are not dependent upon each other.  The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc. On March 28, 2007, the stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc.  The Company plans to wind up its business and file a certificate of dissolution no earlier than seven months following the close of the U.S. Sale, and distribute the remaining assets to stockholders after satisfying all liabilities. These financial statements do not reflect any of the liquidation values associated with the remaining operations.

On March 22, 2007, the Company signed a letter of intent to sell its operations in Chile to a group which includes local management for approximately book value.

The U.S. Sale closed on March 30, 2007.  Proceeds of $62.4 million were received.  The proceeds were based upon estimated net working capital as of the closing and may be adjusted based upon the audited actual net working capital.  A portion of the proceeds was used to payoff the Company’s bank debt (see footnote 6). These financial statements do not reflect any effect of the U.S. Sale. The Company expects to record a gain of approximately $50.0 million on the transaction during the three months ended May 31, 2007.

The Company has approximately $9.3 million of accumulated foreign currency translation adjustments related to Mexico.  As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, the Company will recognize the $9.3 million as a charge upon the closing of the Mexico Sale.

On March 30, 2007, in connection with the closing of the U.S. Sale, Mr. Robert Kaiser resigned as Chief Executive Officer and President of the Company.  Mr. Mike Farrell was named as Chief Executive Officer and President, in addition to his existing capacity as Treasurer and Chief Administrative Officer.

As a result of the U.S. Sale, executive officers and certain employees are entitled to payments under existing employment contracts or change of control agreements.  The Company expects to recognize an expense of $6.9 million for the quarter ended May 31, 2007, related to payments under these agreements. In addition, upon the closing of the Mexico Sale, an additional $0.3 million would be expensed for the quarter ended May 31, 2007.

Cautionary Statements

On February 20, 2007, the Company filed a proxy statement with the SEC recommending that stockholders approve the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company.  On March 28, 2007, the Company’s stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007.  We expect the closing of the Mexico Sale to occur by the middle of April, but no later than May 31, 2007.  Prior to the closing of the U.S. Sale, the Company’s operating performance was subject to a variety of risks, which are more fully described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and the proxy statement.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement, including the SEC investigation.  No distribution will be made until the SEC investigation is resolved.  We cannot estimate the timing of the resolution of the SEC investigation or what the outcome will be, or whether any amounts will be paid to stockholders upon the liquidation and dissolution of the Company.  The risks associated with the plan of dissolution are more fully described in the proxy statement. Any one, or a combination of those risk factors could cause our actual distributions to vary materially from anticipated results or other expectations expressed in the Company’s forward-looking statements. A variety of factors could cause the Mexico Sale not to close. In addition, please refer to the other information contained in this report, including the consolidated financial statements and the related notes.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the Company expressed as a percentage of revenues for the three months ended February 28, 2007 and 2006:

	Three months ended
	February 28,
	2007	2006
Revenues	100.0%	100.0
Cost of sales	92.6	91.5

Gross profit	7.4	8.5
Selling, general and administrative expenses	6.4	6.0
Operating income	1.0	2.5

Other income (expense):
Interest expense	(0.5)	(0.6)
Loss on sale of accounts receivable	(0.3)	(0.2)
Loss on settlement of note receivable related to sale of Asia-Pacific	(0.2)	—
Minority interest	(0.9)	(0.3)
Gain on sale of building	—	0.1
Other, net	0.1	—
Total other income (expense)	(1.8)	(1.0)

Income (loss) before income taxes	(0.8)	1.5

Provision for income taxes	0.7	0.4

Net income (loss)	(1.5)%	1.1

Three Months Ended February 28, 2007, Compared to Three Months Ended February 28, 2006

Revenues. The Company’s revenues decreased $9.6 million, or 4.7%, from $205.6 million in 2006 to $196.1 million in 2007. The Company handled 4.6 million handsets (2.9 million consigned) in the first quarter of 2007 compared to 2.9 million handsets (1.5 million consigned) in the first quarter of 2006.  The increase in consigned units is primarily due to increased volume with our major carrier customer in Chile. The average selling price (“ASP”) of handsets for the first quarter of 2007 was $101 compared to $123 in 2006. The decrease in ASP is primarily due to a decline in the North American Region as a result of the maturation of the Motorola RAZR which was introduced in late 2005.

North American Region revenues were $81.4 million, a decrease of $41.3 million, compared to $122.7 million in 2006. This decrease in revenues is predominantly due to decreases in the region’s regional carrier group business of $21.5 million along with a decline in the Company’s insurance replacement business of $27.3 million.  The decline in the regional carrier group business was primarily due to the loss of several independent rural carrier customers when the Associated Carrier Group LLC, a consortium of independent rural carriers, announced in April 2006 that it had signed a preferred supplier agreement with Brightpoint, Inc.  Revenues for this consortium were $14.4 million for the quarter ended February 28, 2006, compared to $1.3 million for the quarter ended February 28, 2007.  In addition, there was a decline of $5.8 million with another rural carrier customer who ran a special promotion during the first quarter of 2006. The decline in the insurance replacement business was primarily due to the loss of lock/line LLC in 2006.  Lock/line LLC completed its merger with Asurion Corporation effective January 1, 2006.  In March 2006, the Company announced it had been notified by Asurion Corporation of its intent to take in-house most of the business previously performed by the Company.  In April 2006, the transition was completed.  Lock/line LLC accounted for $29.4 million or approximately 24% of the North American Region revenues and 14% of consolidated revenues in the first quarter of February 28, 2006, compared to $2.2 million or approximately 3% of the North American Region revenues and 1% of consolidated revenues in the first quarter of February 28, 2007.

The Company’s operations in the Latin American Region provided $114.7 million of revenues in 2007, compared to $82.9 million in 2006, a $31.8 million increase, primarily due to increases in the Company’s operations in Miami and Chile of $18.8 million and $16.4 million, respectively.  These increases were partially offset by a decline of $3.5 million in the Company’s operations in Mexico.  Miami revenues in 2007 were $44.9 million compared to $26.1 million in 2006 primarily due to the introduction of new products into the market as well as spot handset sales.  Revenues in Mexico were $51.0 million in 2007 compared to $54.4 million in 2006.  Telcel related revenues were $31.8 million and $34.3 million for the quarters ended February 28, 2007 and 2006, respectively.  Revenues from the Company’s operation in Chile were $18.8 million in 2007 compared to $2.4 million in 2006.  Beginning in the second half of 2006, the Company’s operations in Chile had increased sales to a major carrier customer.  The major carrier customer was recently purchased and has initiated aggressive promotions in the country.

Gross Profit. Gross profit decreased $3.0 million from $17.4 million in 2006 to $14.4 million in 2007. Gross profit as a percentage of revenues was 7.4% for the quarter ended February 28, 2007, compared to 8.5% for the first quarter of 2006. Inventory obsolescence for the first quarter ended February 28, 2007 was $2.0 million compared to $3.1 million for the prior year period.  In 2006 the Company’s operations in North America recognized $2.3 million in inventory obsolescence.

Gross profit, as well as gross profit percentage, in the North American Region decreased from 2006.  The decrease in gross profit was primarily due to the decline in revenues in the Company’s regional carrier group business as well as the insurance replacement business.  The decline in gross profit percentage was primarily due to the Company taking advantage of certain manufacturer pricing and volume incentives in 2006 by purchasing certain products at the end of 2005 in anticipation of sales in the first quarter of 2006.

Although gross profit increased in the Company’s Latin American Region, gross profit percentage decreased quarter over quarter.  The increase in gross profit was due primarily to the increase in revenues in the Miami operations as well as an increase in the Company’s Mexico operations primarily due to an increase in the receipt of vendor credits in 2007.  Gross profit percentage declined in the region primarily due to the shift in revenue mix in the Company’s operations in Chile from value-added services to product sales which have lower margin percentages.

The Company continually negotiates with its vendors to receive price protection and other incentives. The Company recognizes these credits and incentives in the period the agreement is made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes these credits when received. These credits and incentives are applied against inventory or cost of goods sold, depending on whether the related inventory is on-hand or has been previously sold. The timing of receiving these written agreements and the timing of selling the related inventory can cause significant variations in quarterly gross profit.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.5 million in 2007 compared to $12.3 million in 2006.  There was an increase in payroll in the Company’s Mexico operations, primarily due to the joint venture, however, this was partially offset by overall declines in the North American and Corporate segments.

Interest Expense. Interest expense in 2007 was $1.0 million compared to $1.3 million in the prior year.  The decline was primarily due to lower borrowing levels in 2007, partially offset by interest expense associated with the Term Loan of $0.4 million in the first quarter of 2007.

Loss on sale of accounts receivable. The Company recognized $0.5 million in losses on sales of accounts receivable in the first quarter of 2007 compared to $0.4 million in the prior year. The Company has agreements with financing companies whereby it may sell, without recourse, trade receivables from certain of its carrier customers.

Settlement of note receivable related to the sale of Asia-Pacific.  On March 5, 2007, the Company announced that it had signed an agreement, effective February 27, 2007, with Fine Day Holdings Limited (“Fine Day”) and Mr. Horng An-Hsien, the Chairman and sole shareholder of Fine Day (“Mr. Horng”), and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the Company’s September 2005 sale of its Hong Kong and People’s Republic of China (“PRC”) operations.

Since September 2, 2005, Fine Day has made timely interest payments to the Company on the promissory note.  However, Fine Day recently informed the Company that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity.  In settlement of the outstanding note, the Company agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of the Company’s common stock, approximately 474,000 shares.  The shares of stock were valued at $2.65 per share based on the closing price on February 28, 2007, and the cash payment totaled approximately $1.9 million.  The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, the Company recorded a loss of $0.5 million for the quarter ended February 28, 2007. The closing of the transaction is expected to occur on April 13, 2007.  In addition, Mr. Horng granted the Company an irrevocable proxy that allowed the Company to vote the shares at the Company’s stockholders meeting on March 28, 2007.

Minority Interest. The Company recognized $1.7 million and $0.6 million of expense for the three months ended February 28, 2007, and 2006, respectively,  associated with the CII joint venture in the Company’s Mexico operations.

Income Taxes. The Company had an income tax expense of $1.4 million in 2007 compared to $0.9 million in 2006. Although the Company had a loss before income taxes in 2007, the Company did not recognize a benefit for the operating losses as the Company did not consider it more likely than not that the benefit of the operating losses would be realized.  For 2006, the Company utilized net operating loss tax carryforwards to offset its tax liability except for certain minimum taxes, withholding taxes and taxes relating to the Company’s joint venture CII. Because the Company does not consolidate the results of CII for Mexico tax filing purposes, the tax expense associated with the net income of CII results in tax expense in the consolidated financial statements. Taxes are provided on CII at the statutory rate as the Company does not have net operating loss carryforwards related to CII. Taxes related to CII in 2007 and 2006 were $1.3 million and $0.7 million, respectively.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At February 28, 2007, the Company had net deferred income tax assets, net of valuation allowances, of $7.6 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, including taxable income generated by tax planning strategies, management determines if it is more likely than not that the Company will realize the benefits of these deferred tax assets.

As of February 28, 2007 the completion of the U.S. and Mexico Sale transactions was uncertain due to the requirement for stockholder approval.  Accordingly the amount of the deferred tax assets at February 28, 2007, and November 30, 2006, expected to be realized is based on the current operations of the Company without considering the effects of the sale transactions and the Company has provided a valuation allowance against the majority of its net operating losses as realization of the tax benefits is not expected based on current operations.  However, the closing of the U.S. Sale will have a significant impact on the deferred income tax asset valuation allowance.  The gain on the sale of the U.S. and Miami operations is estimated at approximately $50 million. The Company believes the tax liability for a significant portion of this gain will be offset by the utilization of net operating losses which have been previously reserved.

The closing of the Mexico Sale will likely increase the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at February 28, 2007, (amounts in thousands):

		Payments Due By Period
		Less than	One to	Four to	More than
	Total	One Year	Three Years	Five Years	Five Years
Continuing operations
Revolving credit facility (variable interest, 8.25% at February 28, 2007)	$6,175	6,175	—	—	—
Term loan	11,800	1,000	10,800	—	—
Operating leases	4,519	1,650	1,797	1,072	—

Total contractual obligations	22,494	8,825	12,597	1,072	—

The Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, and factoring of accounts receivable to meet its financing needs during the quarter ended February 28, 2007. The Company was dependent on maintaining open vendor trade credit lines on reasonable terms.

In North America, the credit terms granted by the Company generally coincided with the credit terms it received from its vendors.  In the Latin America Region, the Company’s credit terms frequently exceeded by 30 to 60 days the terms received from the Company’s vendors and as a result the Company factors receivables or requested early payment at a discount as necessary to make payments to its vendors. Compared to November 30, 2006, accounts receivable decreased from $114.3 million to $79.1 million at February 28, 2007. 88% of the Company’s trade accounts receivable at February 28, 2007 were current, compared to 92% at November 30, 2006. The decrease is primarily due to two customer accounts in the North American Region which were subsequently collected. The average monthly accounts receivable balance for the quarter ended November 30, 2006, was $94.2 million compared to $95.2 million for the quarter ended February 28, 2007. Accounts receivable days sales outstanding for the quarter ended February 28, 2007, based on monthly accounts receivable balances, were 44.5, compared to 30.4 for the quarter ended November 30, 2006. Accounts receivable have decreased by $23.3 million and $5.0 million in the Mexico and Chile operations, respectively, primarily due to decreased revenues in the first quarter of 2007 compared to the fourth quarter of 2006.  In the fourth quarter of 2006, the Mexico operations experienced higher revenues due to vendor promotions, including financing promotions received by the Company and passed on to customers and the Chile operations experienced higher revenues with the major carrier customer in Chile.

Inventories decreased to $58.3 million at February 28, 2007, from $68.8 million at November 30, 2006, primarily due to a decrease of $5.3 million and $4.2 million in the Mexico and Chile operations, respectively. The decline in Mexico and Chile is primarily a result of decreased business during the first quarter of 2007 compared to the fourth quarter of 2006, and we adjusted our purchases of inventory accordingly.  Inventory turns for the quarter ended February 28, 2007, based on monthly inventory balances, were 11.3 turns, compared to 12.3 for the quarter ended November 30, 2006. Accounts payable decreased to $129.5 million at February 28, 2007, compared to $158.4 million at November 30, 2006, primarily due to a decrease of $37.1 million in the Company’s Latin America operations due to decreased business in the first quarter of 2007 compared to the fourth quarter of 2006.  Accounts payable increased $8.3 million in North America primarily as a result of the timing of payments and the corresponding borrowing under the Amended Facility.

On March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with a bank, which extended the term of it previous facility until September 27, 2009. The borrowing rate under the Amended Facility was prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 2.5% for the LIBOR option.

The Amended Facility was considered a current liability as the lender had dominion over cash receipts related to the Company’s domestic operations and the Amended Facility contained an acceleration clause that the lenders could choose to invoke if the Company were to commit an event of default. Funding under the Amended Facility was limited by a borrowing base test, which was measured weekly on eligible domestic accounts receivable and inventory. The Amended Facility was secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Amended Facility. The Amended Facility was further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. As of February 28, 2007, the Company had borrowed $6.2 million at an interest rate of 8.25%.

At November 30, 2006, the Company had outstanding $1.9 million of 12% Senior Subordinated Notes (the “Senior Notes”) due January 2007 bearing interest at 12%. The Senior Notes, originally totaling $12.4 million, were issued as part of a troubled debt restructuring in 2002, and accordingly the future interest payments were accrued at the restructuring date. At November 30, 2006, the Company had $0.1 million of interest accrued for future interest payments.   In December 2006, the Company redeemed the remaining $1.9 million of Senior Notes at par. The Company recognized a gain on the transaction for the quarter ended February 28, 2007, of $21 thousand, which is the reversal of interest previously accrued as part of the troubled debt restructuring.

On August 31, 2006, the Company entered into a Term Loan and Security Agreement (the “Term Loan “) with a finance company for up to $12.3 million to refinance the Senior Notes. The borrowing rate under the Term Loan was LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan was to mature September 27, 2009. The Term Loan was to be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan.

The Term Loan was subordinated to the Amended Facility. The Term Loan was secured by a pledge of 100% of the outstanding stock of all U.S. subsidiaries and 65% of the outstanding stock of all first tier foreign subsidiaries as defined by the Term Loan. The Term Loan was further secured by the Company’s domestic accounts receivable, inventory, property, plant and equipment and all other domestic real property and intangible assets. The Term Loan contained, among other provisions, covenants relating to the maintenance of certain financial ratios, and restrictions on dividend payments, entering into additional debt, mergers and acquisitions and disposition of assets. As of February 28, 2007, the Company had $11.8 million of borrowings at an interest rate ranging from 12.9% to 14.5% under the Term Loan and had no additional borrowing availability.

On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.2 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale.  An early termination fee of $0.4 million was paid in conjunction with the pay off of the Amended Facility and will be recognized as a charge to earnings in the quarter ending May 31, 2007.

In April 2005, the Company’s subsidiary in Mexico, CELEX, invested in a joint venture with Wireless Solutions and formed CII.  As additional consideration for its 51% interest in CII, CELEX was committed to pay an additional $4.0 million to the individual partners of Wireless Solutions, payable in the form of a cumulative preferred dividend, of the earnings of CII which otherwise would be distributed to CELEX.  No earnings were to be distributed to CELEX as long as any portion of the preferred dividend remained unpaid. As of November 30, 2006, $0.4 million of the preferred dividend had been paid to the individual partners of Wireless Solutions and in February 2007 the calendar 2006 preferred dividend of $2.7 million was paid.  As part of the Mexico Sale, it was agreed the remaining $0.9 million of preferred dividends would not be paid and the Company will receive its 51% interest in the earnings of CII from January 1, 2007 through the closing of the transaction.

The Company’s Miami operations had an agreement with a financing company whereby it could sell, without recourse, unlimited trade receivables from Telefonica.   The annual discount rates on the sale agreements ranged from 6.8% to 12.4%.  The Company has agreements with various financing institutions in Chile whereby it may sell, without recourse, up to $40 million of trade receivables from its major carrier customer in Chile at annual discount rates ranging from 5.8% to 6.6%.  The Company has similar agreements in Mexico whereby it can sell, without recourse, trade receivables from a national retailer at annual discount rates of 6.1% to 7.1%.  These sale transactions were accounted for as a sale of receivables following the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” The loss on the sale of accounts receivable was $0.5 million and $0.4 million for the quarters ended February 28, 2007, and 2006, respectively.

Until September 2006, the Company’s Mexico operations sold certain of its trade receivables from Telcel to a financial institution.  Beginning in September 2006, Telcel began purchasing from the Company through a different legal entity.  In conjunction with this change, Telcel invoices are no longer factored with the financial institution.  Instead, the invoices are presented for early payment within Telcel at a current annual rate of approximately 6%.  The Company does not expect this change to have a material impact on liquidity or the results of operations.  This early payment discount is included as a reduction of revenues.  Early payment discounts from Telcel related to this program were $0.3 million in 2007.

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

Critical Accounting Policies and New Accounting Pronouncements

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no changes during the three months ended February 28, 2007, to the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

For the quarters ended February 28, 2007, and 2006, the Company recorded net foreign currency gains (losses) of ($4) thousand and $0.1 million, respectively, in cost of goods sold. The gain in the first quarter of 2006 was due to currency fluctuations in the Company’s Mexico operations. The Company’s foreign exchange exposure was previously primarily related to the Mexican peso. The Company’s exposure in Chile has increased due to the increase in the size of the operations. The Company’s sales in its Miami operations are denominated in U.S. dollars.

The Company manages foreign currency risk by attempting to increase prices of products sold at or above the anticipated exchange rate of the local currency relative to the U.S. dollar, by borrowing in local currency, entering into forward purchase contracts or by having transactions denominated in U.S. dollars.

As of February 28, 2007, the Company had forward purchase contracts relating to USD $2.5 million of its receivables in its Chile operations, which were denominated in Chilean Pesos. The contracts contain terms matching the length of the receivable and matured in March 2007.  The Company enters into these forward purchase contracts in order to reduce its economic exposure on the dollar denominated accounts payable for the related inventory that was sold. Presently, the Company holds no other derivative instruments. The change in fair value of these forward purchase contracts is recognized currently in earnings.  At March 31, 2007, the Company had entered into additional forward purchase contracts in Chile of $1.9 million.

Interest Rate Risk

The Company managed its borrowings under its Amended Facility each business day to minimize interest expense. The interest rate of the Amended Facility was an index rate at the time of borrowing plus an applicable margin. The interest rate was based on either the agent bank’s prime lending rate or the London Interbank Offered Rate. During the quarter ended February 28, 2007, the interest rate of borrowings under the Amended Facility was 8.25%. The Company sells certain receivables in its Latin American operations. The annual rates on the sale of receivables varied from 6.8% to 12.4%.  The Company’s borrowings under the Term Loan were at LIBOR plus 7.5%, or a base rate plus an applicable margin.  The Company expects to invest the proceeds from the U.S. Sale in a deposit account with a bank that bears interest at the Federal Funds rate less 40 basis points.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the implementation of additional review and reconciliation procedures to identify and record bill and hold transactions in the North American region.  The Company completed the U.S. Sale on March 30, 2007.  In conjunction with the U.S. Sale, a substantial number of the Company’s employees were either terminated or transferred to the acquiring entities.  The Company anticipates that substantial changes will be made to the Company’s internal controls as a result of the reduction of employees and consolidation of functions to reflect the Company’s new size and on-going wind down of operations.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. The Company is cooperating fully with the SEC in this matter. The Company was advised in the Commission’s letter sent with the subpoena that the Commission’s investigation and subpoena do not mean that the Commission or its staff has concluded that the Company or anyone else has broken the law, nor that the Commission or its staff has a negative opinion of any person, entity or security. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in connection with the subpoena, the SEC’s views of the issues about which it is inquiring, or any action that the SEC might take.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

On February 20, 2007, the Company filed a proxy statement with the SEC recommending that stockholders approve, among other proposals, the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company.  On March 28, 2007, the Company’s stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007.  We expect the closing of the Mexico Sale to occur by the middle of April, but no later than May 31, 2007.  Prior to the closing of the U.S. Sale, the Company’s operating performance was subject to a variety of risks, which are more fully described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and the proxy statement.  As a result of the transactions described above, our risk factors have materially changed and should reflect the following:

The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement, including the SEC investigation.

In the proxy statement, we provided an estimated range of distributions to stockholders following the liquidation and dissolution of the Company, including a dividend of one dollar to be paid within sixty days following the closing of the U.S. Sale and the Mexico Sale.  However, no distribution will be made until the SEC investigation is resolved.  We cannot estimate the timing of the resolution of the SEC investigation or what the outcome will be, or whether any amounts will be paid to stockholders upon the liquidation and dissolution of the Company. The risks associated with the plan of dissolution are more fully described in the proxy statement. Any one, or a combination of those risk factors could cause our actual distributions to vary materially from anticipated results or other expectations expressed in the Company’s forward-looking statements.

A variety of factors could cause the Mexico Sale not to close.

The Mexico Sale is subject to the satisfaction or waiver of various conditions, which are more fully described in the proxy statement.  In addition, pursuant to the Mexico Sale Agreement, the Mexico buyers may, upon three days’ notice to the Company, elect an alternate transaction whereby the Company will receive $13.0 million for its 51% interest in CII. In this event, the Company would be entitled to its pro rata share of CII profits from January 1, 2007, up to the consummation of the alternate transaction.  The Company would retain ownership of the remaining subsidiaries including the primary operating subsidiary in Mexico, CELEX.  If  the Company chooses to liquidate those remaining operations, CII has agreed to assist in disposing of the inventory and collecting the accounts receivable of the remaining operations. If the Mexico Sale does not close, we would either need to find another acceptable sale transaction for Mexico or liquidate those assets and distribute any remaining proceeds to stockholders.  We cannot assure you that we would be able to find such acceptable sale transaction or liquidate the assets in a timely manner.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of stockholders (the “Special Meeting”) on March 28, 2007. A total of 20,201,909 shares of Common Stock were represented in person or by proxy at the Special Meeting. The results for each of the proposals at the Special Meeting were as follows:

1.	Proposal to approve the U.S. Sale Agreement:

Number of Votes For	13,275,208
Number of Votes Against	791,055
Number of Votes Abstained	14,922

2.	Proposal to approve the Mexico Sale Agreement:

Number of Votes For	13,318,359
Number of Votes Against	747,584
Number of Votes Abstained	15,312

3.	Proposal to approve the plan of dissolution, including the complete liquidation and dissolution of the Company after the completion of the U.S. Sale:

Number of Votes For	13,107,173
Number of Votes Against	956,240
Number of Votes Abstained	17,842

4.	Proposal to approve the amendment to the Company’s certificate of incorporation to change its corporate name to CLST Holdings, Inc. after the completion of the U.S.Sale:

Number of Votes For	19,373,462
Number of Votes Against	785,332
Number of Votes Abstained	43,115

5.	Proposal to approve adjournments or postponements of the Company’s Special
Meeting, if necessary or appropriate, to permit further solicitation of proxies if there are not sufficient votes at the time of Special Meeting to approve proposals one through four above:

Number of Votes For	19,355,090
Number of Votes Against	813,714
Number of Votes Abstained	33,105

Broker non-votes, which apply to certain types of “non-routine” proposals, occur when brokers do not have the discretionary authority to vote their client’s shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients. There were 6,120,654 broker non-votes with respect to proposals one through three. Proposals four and five were considered “routine” proposals, thus brokers cast 6,120,654 votes for proposals four and five.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of CLST Holdings, Inc., formerly known as CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (2)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002. (3)

3.4	Certificate of Amendment to Certificate of Incorporation filed on April 3, 2007. (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

(4) Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ MICHAEL J. FARRELL
Michael J. Farrell Chief Executive Officer, President, Treasurer and Chief Administrative Officer

/s/ RAYMOND L. DURHAM
Raymond L. Durham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JUAN MARTINEZ JR.
Juan Martinez Jr. Vice President, Corporate Controller (Principal Accounting Officer)

April 9, 2007