Form 10-Q
period 2007-05-31
CLST Holdings, Inc.
filed 2007-07-10
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

On July 6, 2007, there were 20,553,205 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	May 31,	November 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,577	20,673
Accounts receivable - other	11,973	—
Deferred income taxes	—	917
Prepaid expenses	2,175	346
Assets of discontinued operations - U.S., Miami and Mexico operations	—	183,652
Assets held for sale - Chile operations	6,576	19,512
Total current assets	68,301	225,100

Property and equipment, net	25	32
Deferred income taxes	4,786	6,655
Other assets	411	4,193
	$73,523	235,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	33,469
Current portion - Term loan	—	1,000
Accounts payable	14,881	16,222
Accrued expenses	970	3,642
Income taxes payable	1,291	963
Liabilities of discontinued operations - U.S., Miami and Mexico operations	—	150,486
Liabilities of operations held for sale - Chile operations	5,097	2,353
Total current liabilities	22,239	208,135

12% Senior subordinated notes	—	1,915
Term loan	—	9,160
Total liabilities	22,239	219,210

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 and 21,188,129 shares issued, and 20,553,205 and 21,158,740 shares outstanding, respectively	212	212
Additional paid-in capital	126,034	124,346
Accumulated other comprehensive loss—foreign currency translation adjustments	76	(8,603)
Retained deficit	(73,391)	(99,091)
	52,931	16,864
Less: Treasury stock (634,024 and 29,389 shares at cost, respectively)	(1,647)	(94)
	51,284	16,770

	$73,523	235,980

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Revenues	$—	—	$—	—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Selling, general and administrative expenses	9,583	3,379	12,108	6,231
Operating loss	(9,583)	(3,379)	(12,108)	(6,231)

Other income (expense):
Interest expense	(149)	(5)	(245)	(278)
Loss on settlement of note receivable related to sale of Asia-Pacific	(43)	—	(537)	—
Gain on sale of building	—	—	—	240
Other, net	367	26	394	31
Total other income (expense)	175	21	(388)	(7)

Loss from continuing operations before income taxes	(9,408)	(3,358)	(12,496)	(6,238)

Benefit for income taxes	(13,473)	(1,474)	(12,626)	(2,597)

Income (loss) from continuing operations	4,065	(1,884)	130	(3,641)

Discontinued operations	24,601	4,546	25,570	8,477

Net income	$28,666	2,662	25,700	4,836

Net income per share:

Basic:

Income (loss) from continuing operations	$0.20	(0.09)	0.01	(0.18)

Discontinued operations	1.19	0.22	1.24	0.42

Net income	$1.39	0.13	1.25	0.24

Diluted:

Income (loss) from continuing operations	$0.19	(0.09)	0.01	(0.18)

Discontinued operations	1.19	0.22	1.22	0.42

Net Income	$1.38	0.13	1.23	0.24

Weighted average shares outstanding:

Basic	20,637	20,378	20,560	20,373

Diluted	20,728	20,378	20,941	20,373

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended May 31, 2007 and 2006

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated other comprehensive	Retained	Treasury
	Shares	Amount	paid-in capital	loss	deficit	stock	Total

Balances at November 30, 2006	21,188	$212	124,346	(8,603)	(99,091)	(94)	16,770
Comprehensive income:
Net income	—	—	—	—	25,700	—	25,700
Foreign currency translation adjustment	—	—	—	(368)	—	—	(368)
Realized foreign currency translation adjustment	—	—	—	9,047	—	—	9,047
Total comprehensive income							34,379
Cancellation of restricted stock	(1)	—	—	—	—	—	—
Amortization of restricted stock	—	—	1,677	—	—	—	1,677
Stock option expense	—	—	11	—	—	—	11
Treasury stock	—	—	—	—	—	(1,553)	(1,553)

Balances at May 31, 2007	21,187	$212	126,034	76	(73,391)	(1,647)	51,284

Balances at November 30, 2005	20,827	$208	123,554	(7,673)	(105,998)	—	10,091
Comprehensive income:
Net income	—	—	—	—	4,836	—	4,836
Foreign currency translation adjustment	—	—	—	(1,550)	—	—	(1,550)
Total comprehensive income							3,286
Grant of restricted stock	425	4	(4)	—	—	—	—
Cancellation of restricted stock	(20)	—	—	—	—	—	—
Amortization of restricted stock	—	—	271	—	—	—	271
Stock option expense	—	—	81	—	—	—	81
Treasury stock	—	—	—	—	—	(39)	(39)

Balances at May 31, 2006	21,232	$212	123,902	(9,223)	(101,162)	(39)	13,690

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2007 and 2006

(Unaudited)

(In thousands)

	2007	2006

Cash flows from operating activities:
Net income	$ 25,700	4,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock based compensation	1,688	352
Depreciation and amortization	92	97
Deferred taxes	2,786	(1,074)
Gain on sale of building	—	(240)
Changes in operating assets and liabilities:
Accounts receivable-other	(473)	994
Prepaid expenses	(1,829)	(489)
Other assets	2,489	280
Accounts payable	(1,341)	—
Accrued expenses	(2,672)	1,549
Income taxes payable	328	1,958
Discontinued operations - U.S., Miami and Mexico operations	(40,406)	22,463
Discontinued operations - Chile operations	15,680	(506)

Net cash provided by operating activities	2,042	30,220

Cash flows from investing activities:
Purchases of property and equipment	(3)	(16)
Proceeds from sale of U.S., Miami and Mexico operations	70,901	—
Proceeds from sale of building	—	1,742
Discontinued operations	(150)	(400)

Net cash provided by investing activities	70,748	1,326

Cash flows from financing activities:
Borrowings on notes payable	190,225	310,514
Payments on notes payable	(223,694)	(331,051)
Borrowings on Term Loan	1,890	—
Payments on Term Loan	(12,050)	—
Purchase of Treasury Stock	(340)	(39)
Redemption of 12% Senior Subordinated Notes	(1,915)	—
Additions to deferred loan costs	(2)	(25)

Net cash used in financing activities	(45,886)	(20,601)

Net increase in cash and cash equivalents	26,904	10,945
Cash and cash equivalents at beginning of period	20,673	3,810

Cash and cash equivalents at end of period	$47,577	14,755

Non-Cash Investing Activity - proceeds not yet received from U.S. Sale transaction	$11,625	—

Non-Cash Financing Activity - Treasury Stock received for note settlement	$1,213	—

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

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions.  (See footnote 2.)

(b) Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates.   The Company writes off its fully reserved accounts receivable when it has exhausted all collection efforts.  Trade accounts receivable are included in assets held for sale or assets of discontinued operations.

 (c) Inventories

Inventories are stated at the lower of cost (primarily on a moving average basis) or market and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives the Company has received from the vendor. Actual results could differ from those estimates. Inventories are included in assets held for sale or assets of discontinued operations.

(2) Discontinued Operations

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

The Boards of Directors of the Company and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date. The U.S. Sale Agreement also required the buyers to deposit $8.8 million of the purchase price into an escrow account for a period of six months from the closing date.

Also on December 18, 2006, the Company entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was a stock acquisition of all of the outstanding shares of the Company’s Mexican subsidiaries, and includes the Company’s interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), the Company’s joint venture with Wireless Solutions.  Under the terms of the transaction, the Company received $20 million in cash, and is to receive its pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date.  The Board of Directors of the Company unanimously approved the proposed transaction set forth in the Mexico Sale Agreement.

The Company filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions.  Both of the transactions were subject to customary closing conditions and the approval of the Company’s stockholders, and the transactions were not dependent upon each other.  The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc.

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

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $11.5 million is included in accounts receivable – other in the accompanying balance sheet for May 31, 2007; $8.8 million of which is in an escrow account and is expected to be released seven months from the closing date of the sale. The estimated purchase price of $65.1 million is based upon estimated net working capital as of the closing date and may be adjusted based upon the audited actual net working capital. The remaining receivable is expected to be released upon the completion of the audit.  A portion of the proceeds was used to pay off the Company’s bank debt (see footnote 6). The Company recorded a pre-tax gain of $51.3 million on the transaction during the three months ended May 31, 2007.

The Mexico sale closed on April 12, 2007, and the Company recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction.  The Company had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico.  As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of  February 28, 2007, the Company recognized the $9.1 million as a charge upon the closing of the Mexico Sale.

On June 11, 2007, the Company completed the sale of its operations in Chile.  The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and the Company expects to record a gain of approximately $0.5 million on the transaction during the quarter ending August 31, 2007.  With the completion of the sale of the Company’s operations in Chile, the Company no longer has any operating locations.

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three and six months ended May 31, 2007 and 2006 are as follows (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Revenues	$80,263	216,841	276,334	422,486
Cost of sales	76,598	199,510	258,234	387,708
Gross profit	3,665	17,331	18,100	34,778
Selling, general and administrative expenses	5,112	8,863	15,057	18,351
Operating income (loss)	(1,447)	8,468	3,043	16,427
Other income (expense):
Interest expense	(1,336)	(848)	(2,201)	(1,879)
Loss on sale of accounts receivable	(143)	(419)	(670)	(822)
Minority Interest	299	(618)	(1,420)	(1,241)
Net gain on transactions	44,288	—	44,288	—
Other, net	25	(6)	126	47
Total other income (expense)	43,133	(1,891)	40,123	(3,895)

Income before income taxes	41,686	6,577	43,166	12,532

Provision for income taxes	17,085	2,031	17,596	4,055

Total discontinued operations	$24,601	4,546	25,570	8,477

A summary of the assets and liabilities of the U.S., Miami, Mexico and Chile operations at May 31, 2007. and November 30, 2006, is as follows (in thousands):

	May 31,	November 30,
	2007	2006

Current assets	$6,111	196,626
Non-current assets	465	6,538
Total assets	6,576	203,164

Current liabilities	5,097	152,839

	$1,479	50,325

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

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the six months ended May 31, 2007 and 2006. The Company does not expect to issue any stock-based compensation in future periods.

During 2005 and 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment  of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was expensed over the service period. The 2003 Plan permits withholding of shares by the Company upon vesting to pay withholding tax.  These withheld shares are considered as treasury stock and are available to be re-issued under the 2003 Plan.  During the year ended November 30, 2006, 144,025 shares vested, of which 29,389 shares were withheld by the Company to pay withholding tax.  On March 7, 2007, 129,082 shares vested, of which 20,775 were withheld by the Company to pay withholding tax.

At February 28, 2007, the total remaining unearned compensation related to restricted stock awards was $1.5 million which was to be amortized over the service periods through March 2009.  However, as a result of the closing of the U.S. Sale transaction, all restricted stock vested and the expense of $1.5 million was recognized in the quarter ended May 31, 2007 and 109,426 shares were withheld by the Company to pay withholding taxes.  Included in selling general and administrative expense is  $1.5 million and $0.2 million of expense related to the restricted stock grants for the three months ended May 31, 2007 and 2006, respectively and $1.7 million and $0.3 million of expense for the six months ended May 31, 2007 and 2006, respectively.

(4) Settlement of note receivable related to the sale of Asia-Pacific

On March 5, 2007, the Company announced that it had signed an agreement, effective February 27, 2007, with Fine Day Holdings Limited (“Fine Day”) and Mr. Horng An-Hsien (“Mr. Horng”) the Chairman and sole shareholder of Fine Day, and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the Company’s September 2005 sale of its Hong Kong and People’s Republic of China (“PRC”) operations.

Since September 2, 2005, Fine Day had made timely interest payment’s to the Company on the promissory note. However, Fine Day informed the Company in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity after the March 1, 2007 interest payment. In settlement of the outstanding note, the Company agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr.Horng’s shares of the Company’s common stock, approximately 474,000 shares. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, the Company recorded a loss of $0.5 million for the quarter ended February 28, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The transaction closed on April 12, 2007, and the Company recorded an additional loss of $43 thousand during the quarter ended May 31, 2007 to reflect the change in the value of the stock up to the time of closing. At May 31, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

(5) Net Income (Loss) Per Share

Options to purchase 0.4 million shares of common stock for the three months and six months ended May 31, 2007, and 0.5 million and 0.6 million for the three and six months ended May 31, 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price.  850,749 and 654,677 shares of unvested restricted stock for the three and six months ended May 31, 2006, were not included because of the loss from continuing operations.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Basic:
Income (loss) from continuing operations	$4,065	(1,884)	130	(3,641)
Discontinued operations	24,601	4,546	25,570	8,477
Net income	$28,666	2,662	25,700	4,836

Weighted average number of shares outstanding	20,637	20,378	20,560	20,373

Income (loss) from continuing operations	$0.20	(0.09)	0.01	(0.18)
Discontinued operations	1.19	0.22	1.24	0.42
Net income per share	$1.39	0.13	1.25	0.24

Diluted:
Income (loss) from continuing operations	$4,065	(1,884)	130	(3,641)
Discontinued operations	24,601	4,546	25,570	8,477
Net income	$28,666	2,662	25,700	4,836

Weighted average number of shares outstanding	20,637	20,378	20,560	20,373
Effect of dilutive securities:
Restricted stock	91	—	381	—
Weighted average number of shares outstanding including effect of dilutive securities	20,728	20,378	20,941	20,373

Income (loss) from continuing operations	$0.19	(0.09)	0.01	(0.18)
Discontinued operations	1.19	0.22	1.22	0.42
Net income per share	$1.38	0.13	1.23	0.24

(6) Debt

Debt consisted of the following at May 31, 2007, and November 30, 2006 (in thousands):

	May 31,	November 30,
	2007	2006

Revolving credit facility	$—	33,469

Term loan	—	10,160

12% Senior subordinated notes	—	1,915

Total debt	$—	45,544

On March 31, 2006, the Company entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with a bank, which extended the term of the previous facility until September 27, 2009. The borrowing rate under the Amended Facility was prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 2.5% for the LIBOR option.

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

On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.1 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale.  An early termination fee of $0.5 million was paid in conjunction with the payoff of the Amended Facility and was recognized as a charge to earnings in the quarter ended May 31, 2007.

(7) Commitments and Contingencies

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. On June 26, 2007, the Company received a letter from the staff of the Securities and Exchange Commission giving notice of the completion of their investigation with  no enforcement action recommended to the Commission.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

The Company has agreements with five employees to assist with the final wind down and dissolution of the Company.  Under the agreements the employees are to receive their base salary as well as a bonus upon the completion of certain objectives during the liquidation process.  The maximum payment remaining under these agreements at May 31, 2007 is $0.8 million.

(8) New Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has sold all of its major assets and only a small administrative staff remains to wind up the Company’s business, file a certificate of dissolution no earlier than seven months following the close of the U.S. Sale, which occurred on March 30, 2007, and distribute the remaining assets to stockholders after satisfying all liabilities. In the proxy statement filed on February 20, 2007, related to the Special Meeting of stockholders, the Company estimated that stockholders of the Company would receive distributions in an aggregate amount between $2.91 and $3.25 per share of common stock. As of July 6, 2007, the Company estimates that stockholders of the Company will receive distributions in an aggregate amount between $2.91 and $3.03 per share of common stock.  The estimated range changed primarily due to losses incurred in the operations, amounts affecting the estimated net sales proceeds from the U.S. and Mexico Sales, proceeds from the settlement of outstanding notes and the sale of Chile assets, and increased costs related to stockholder issues, including expenses associated with the filing of the preliminary proxy statement on June 11, 2007, and amendments thereto, in connection with the Annual Meeting of Stockholders to be held on July 31, 2007.  On June 27, 2007, the board of directors of the Company declared a cash distribution of $1.50 per share of common stock to stockholders of record as of July 9, 2007.  The distribution will be paid no later than July 19, 2007.

As stated in the proxy statement filed on February 20, 2007, related to the Special Meeting of stockholders, the estimated distributions are estimates only and not guarantees.  They do not reflect the total range of possible outcomes.  The amount and timing of the distributions are subject to uncertainties and depend on the resolution of contingencies.  The Company cannot assure that available cash amounts received from the sale of assets will be adequate to provide for the Company’s obligations, liabilities, expenses and claims. Consequently, there can be no assurance that any further amounts will be paid to stockholders or the timing of any such payments if they are made.

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

The Boards of Directors of the Company and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date.  The U.S. Sale Agreement also required the buyers to deposit $8.8 million of the purchase price into an escrow account for a period of six months from the closing date.

Also on December 18, 2006, the Company entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was a stock acquisition of all of the outstanding shares of the Company’s Mexican subsidiaries, and includes the Company’s interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), the Company’s joint venture with Wireless Solutions.  Under the terms of the transaction, the Company received $20 million in cash, and is to receive its pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date.  The Board of Directors of the Company unanimously approved the proposed transaction set forth in the Mexico Sale Agreement.

The Company filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions.  Both of the transactions were subject to customary closing conditions and the approval of the Company’s stockholders, and the transactions were not dependent upon each other.  The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc.

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

The U.S. Sale closed on March 30, 2007.  At closing, $53.6 million was received and $11.5 million is included in accounts receivable – other in the accompanying balance sheet for May 31, 2007; $8.8 million of which is in an escrow account and is expected to be released seven months from the closing date of the sale.  The estimated purchase price of $65.1 million is based upon estimated net working capital as of the closing date and may be adjusted based upon the audited actual net working capital.  The remaining receivable is expected to be released upon the completion of the audit.  A portion of the proceeds was used to pay off the Company’s bank debt (see footnote 6). The Company recorded a pre-tax gain of $51.3 million on the transaction during the three months ended May 31, 2007.

The Mexico sale closed on April 12, 2007, and the Company recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction.  The Company had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico.  As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, the Company recognized the $9.1 million as a charge upon the closing of the Mexico Sale.

On June 11, 2007, the Company completed the sale of its operations in Chile.  The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and the Company expects to record a gain of approximately $0.5 million on the transaction during the quarter ending August 31, 2007.  With the completion of the sale of the Company’s operations in Chile, the Company no longer has any operating locations.

Management and Board Changes

On March 30, 2007, in connection with the closing of the U.S. Sale, Mr. Robert Kaiser resigned as Chief Executive Officer and President of the Company.  Mr. Mike Farrell was named as Chief Executive Officer and President, in addition to his existing capacity as Treasurer and Chief Administrative Officer.  As a result of the closing of the U.S. Sale, on April 9, 2007, Mr. Mike Farrell resigned as President, Chief Executive Officer, Chief Administrative Officer and Treasurer and Mr. Juan Martinez Jr. resigned as Vice President, Corporate Controller. On April 9, 2007, Ms. Sherrian Gunn was named President and Chief Executive Officer of the Company. Also, on April 16, 2007, Mr. Raymond Durham resigned as Senior Vice President and Chief Financial Officer, and on May 18, 2007, Ms. Elaine Rodriguez resigned as Senior Vice President, General Counsel, and Secretary of the Company.  On April 16, 2007, Ms. Gunn was named Chief Financial Officer in addition to her existing capacity as President and Chief Executive Officer.

While Ms. Rodriguez resigned from her previous positions as Senior Vice President, General Counsel, and Secretary of the Company and terminated her employment agreement, she has remained employed by the Company as an at-will employee without an employment agreement.  On July 5, 2007, the Board named Ms. Rodriguez as Secretary of the Company.

As a result of the U.S. Sale, executive officers and certain employees were entitled to payments under existing employment contracts or change of control agreements.  The Company  recognized an expense of $6.6 million for the quarter ended May 31, 2007, related to payments under these agreements. In addition, upon the closing of the Mexico Sale, an additional $0.3 million was expensed for the quarter ended May 31, 2007.

Cautionary Statements

On February 20, 2007, the Company filed a proxy statement with the SEC recommending that stockholders approve the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company.  On March 28, 2007, the Company’s stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007 and the Mexico Sale closed on April 12, 2007.  Also on June 11, 2007, the Company sold its Chile operations and as a result, the Company no longer has any revenue generating operations.  Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, the Company’s operating performance was subject to a variety of risks, which are more fully described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and the proxy statement.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement.

In the plan of dissolution approved during the Company’s Special Meeting of stockholders on March 28, 2007, the Company stated that no distribution of proceeds from the U.S. and Mexico sales would be made until the investigation by the SEC was resolved.  On June 26, 2007, the Company received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the Commission. On June 27, 2007, the Board of Directors of the Company declared a cash distribution of $1.50 per share on common stock to stockholders of record as of July 9, 2007.  The distribution will be paid no later than July 19, 2007.  The Company anticipates that it will make additional distributions however, there can be no assurance of the timing and amount of any such distributions. The risks associated with the plan of dissolution are more fully described in the proxy statement. Any one, or a combination of those risk factors could cause our actual distributions to vary materially from anticipated results or other expectations expressed in the Company’s forward-looking statements

Special Cautionary Notice Regarding Forward-Looking Statements

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

Three Months Ended May 31, 2007, Compared to Three Months Ended May 31, 2006

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.6 million in 2007 compared to $3.4 million in 2006.  There was an increase in payroll due to payments under existing employment contracts or change of control agreements and vesting of restricted stock totaling $8.4 million, which were primarily as a result of the U.S. Sale.  The increase in payroll was partially offset by a decline in other selling and general administrative expenses as a result of the wind down of operations.

Interest Expense. Interest expense in 2007 was $0.1 million compared to $5 thousand in 2006.  The Company paid off its existing debt in March 2007 in conjunction with the U.S. Sale transaction.  Interest expense related to the Amended Facility and the Term Loan has been allocated to discontinued operations based on working capital and total interest expense was $1.5 million in 2007 and $0.9 million in 2006.

Settlement of note receivable related to the sale of Asia-Pacific.  On March 5, 2007, the Company announced that it had signed an agreement, effective February 27, 2007, with Fine Day Holdings Limited (“Fine Day”) and Mr. Horng An-Hsien (“Mr. Horng”) the Chairman and sole shareholder of Fine Day, and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the Company’s September 2005 sale of its Hong Kong and People’s Republic of China (“PRC”) operations.

Since September 2, 2005, Fine Day had made timely interest payments to the Company on the promissory note.  However, Fine Day informed the Company in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity after the March 1, 2007 interest payment.  In settlement of the outstanding note, the Company agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of the Company’s common stock, approximately 474,000 shares.  The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, the Company recorded a loss of $0.5 million for the quarter ended February 28, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The transaction closed on April 12, 2007, and the Company recorded an additional loss of $43 thousand during the quarter ended May 31, 2007 to reflect the change in the value of the stock up to the time of closing.   At May 31, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

Income Taxes. The Company had an income tax benefit of $13.5 million in 2007 and $1.5 million in 2006.  In 2007 and 2006, the Company utilized the loss from continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to CII.  The benefit in 2007 was partially reduced by the closing of the Mexico Sale which increased the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At May 31, 2007, the Company had net deferred income tax assets, net of valuation allowances, of $4.8 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, including settlement of liabilities less than their recorded amounts, and tax planning strategies in making this assessment. Included in accounts payable at May 31, 2007, is approximately $14.2 million associated with liabilities from which the Company expects to be absolved in the liquidation process where net operating loss carryforwards will be used to offset any tax liability associated with the debt relief. At May 31, 2007, the Company recorded $1.2 million of income taxes payable representing alternative minimum taxes due on the sale transactions.

Discontinued Operations. As discussed in Note 2 to the Consolidated Financial Statements, during the second quarter of 2007, the Company sold its operations in the U.S., Miami and Mexico and entered into a letter of intent to sell its operations in Chile.

Six Months Ended May 31, 2007, Compared to Six Months Ended May 31, 2006

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.1 million in 2007 compared to $6.2 million in 2006.  There was an increase in payroll due to payments under existing employment contracts or change of control agreements and vesting of restricted stock totaling $8.4 million, which were primarily as a result of the U.S. Sale.  The increase in payroll was partially offset by a decline in other selling and general administrative expenses as a result of the wind down of operations.

Interest Expense. Interest expense in 2007 was $0.2 million compared to $0.3 million in the prior year.  The Company paid off its existing debt in March 2007 in conjunction with the U.S. Sale transaction. Interest expense related to the Amended Facility and the Term Loan has been allocated to discontinued operations based on working capital and total interest expense was $2.5 million in 2007 and $2.2 million in 2006.

Settlement of note receivable related to the sale of Asia-Pacific.  On March 5, 2007, the Company announced that it had signed an agreement, effective February 27, 2007, with Fine Day and Mr. Horng , the Chairman and sole shareholder of Fine Day , and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the Company’s September 2005 sale of its Hong Kong and PRC operations.

Since September 2, 2005, Fine Day had made timely interest payments to the Company on the promissory note.  However, Fine Day informed the Company in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity.  In settlement of the outstanding note, the Company agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of the Company’s common stock, approximately 474,000 shares.  The transaction closed on April 12, 2007.  The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007.  The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, the Company recorded a loss of $0.5 million for the six months ended May 31, 2007.  At May 31, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

Income Taxes.  The Company has an income tax benefit of $12.6 million in 2007 and $2.6 million in 2006.  In 2007 and 2006, the Company utilized the loss from continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to CII.  The benefit in 2007 was partially reduced by the closing of the Mexico Sale which increased the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At May 31, 2007, the Company had net deferred income tax assets, net of valuation allowances, of $4.8 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, including settlement of liabilities less than their recorded amounts, and tax planning strategies in making this assessment. Included in accounts payable at May 31, 2007, is approximately $14.2 million associated with liabilities from which the Company expects to be absolved in the liquidation process where net operating loss carryforwards will be used to offset any tax liability associated with the debt relief. At May 31, 2007, the Company has recorded $1.2 million of income taxes payable representing alternative minimum taxes due on the sale transactions.

 Discontinued Operations. As discussed in Note 2 to the Consolidated Financial Statements, during the second quarter of 2007, the Company sold its operations in the U.S., Miami and Mexico and entered into a letter of intent to sell  its operations in Chile.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at May 31, 2007 (amounts in thousands):

		Payments Due By Period
		Less than	One to	Four to	More than
	Total	One Year	Three Years	Five Years	Five Years
Continuing operations Employee contracts	$793	793	—	—	—

Total contractual obligations	793	793	—	—	—

Prior to the sales of the Company’s operations, the Company was able to utilize funds generated from each of the respective operations, trade credit lines available from its suppliers, borrowings under the Company’s revolving credit facility, factoring of accounts receivable, and sale of assets to meet its operating needs.

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

On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.1 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale.  An early termination fee of $0.5 million was paid in conjunction with the pay off of the Amended Facility and was recognized as a charge to earnings in the quarter ended May 31, 2007.

The Company has agreements with five employees to assist with final wind down and dissolution of the Company.  Under the agreements the employees are to receive their base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under these agreements at May 31, 2007 is $0.8 million.

Included in accounts payable at May 31, 2007, is approximately $14.2 million associated with liabilities from which the Company expects to be absolved in the liquidation process where net operating loss carryforwards will be used to offset any tax liability associated with the debt relief.

Critical Accounting Policies and New Accounting Pronouncements

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. There were no changes during the three months ended May 31, 2007, to the significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

At May 31, 2007, the Company had no foreign exchange exposure except for its operations in Chile, which were sold on June 11, 2007.  The Company does not expect to have foreign exchange exposure in future periods.

Interest Rate Risk

The Company paid off all of its debt during the quarter ended May 31, 2007.  The Company has invested the proceeds from the U.S. Sale and the Mexico Sale in a deposit account with a bank that bears interest at the Federal Funds rate less 40 basis points (4.85% at May 31, 2007).

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive and Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive and Financial Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

There were changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company completed the U.S. Sale on March 30, 2007, and the Mexico Sale on  April 12, 2007.  In conjunction with the U.S. and Mexico Sales, a substantial number of the Company’s employees either resigned or transferred to the acquiring entities.  Also as a result of the U.S. Sale, the previous Chief Executive Officer, Chief Administrative Officer, and Chief Financial Officer resigned.   To supplement controls, the Company utilized consultants to perform reviews of certain key reconciliations and accounting records that were previously performed by employees.   On June 11, 2007, the Company completed the sale of its operations in Chile.  The Company anticipates that changes will continue to be made to the Company’s internal controls as a result of the reduction of employees and consolidation of functions to reflect the Company’s new size and on-going wind down of operations.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2006, the Company received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. On June 26, 2007, the Company received a letter from the staff of the Securities and Exchange Commission giving notice of the completion of their investigation with  no enforcement action recommended to the Commission.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

On February 20, 2007, the Company filed a proxy statement with the SEC recommending that stockholders approve, among other proposals, the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company.  On March 28, 2007, the Company’s stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007 and the Mexico Sale closed on April 12,  2007.  Also on June 11, 2007, the Company sold its Chile operations and now has no revenue generating operations.  Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, the Company’s operating performance was subject to a variety of risks, which are more fully described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and the proxy statement.  As a result of the transactions described above, our risk factors have materially changed and should reflect the following:

The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement.

In the proxy statement, we provided an estimated range of distributions to stockholders following the liquidation and dissolution of the Company, including a dividend of one dollar to be paid within sixty days following the closing of the U.S. Sale and the Mexico Sale.  In the plan of dissolution approved during the Company’s Special Meeting of stockholders on March 28, 2007, the Company stated that no distribution of proceeds from the U.S. and Mexico sales would be made until the investigation by the Securities and Exchange Commission (“SEC”) was resolved.  On June 26, 2007, the Company received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the Commission. On June 27, 2007, the board of directors of the Company declared a cash distribution of $1.50 per share on common stock to stockholders of record July 9, 2007.  The distribution will be paid no later than July 19, 2007.  The Company anticipates that it will make additional distributions, however, there can be no assurance of the timing and amount of any such distributions. The risks associated with the plan of dissolution are more fully described in the proxy statement. Any one, or a combination of those risk factors could cause our actual distributions to vary materially from expectations expressed in the Company’s proxy statement for the Special Meeting.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of stockholders (the “Special Meeting”) on March 28, 2007. A total of 20,201,909 shares of Common Stock were represented in person or by proxy at the Special Meeting. The results for each of the proposals at the Special Meeting were as follows:

(i)    Proposal to approve the Asset Purchase Agreement, dated as of December 18, 2006 (the “U.S. Sale Agreement”), by and among 2601 Metropolis Corp., a wholly-owned subsidiary of Brightpoint, Inc., the Company, National Auto Center, Inc., CellStar, Ltd. and CellStar Fulfillment, Ltd:

Number of Votes For	13,275,208
Number of Votes Against	791,055
Number of Votes Abstained	14,922

(ii)   Proposal to approve the Stock Purchase Agreement, dated as of December 18, 2006 (the “Mexico Sale Agreement”), by and among Audiomex Export Corp., National Auto Center, Inc., Soluciones Inalámbricas, S.A. de C.V., Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V., Celular Express, S.A. de C.V., Celular Express Management, S.A. de C.V., CellStar México, S.A. de C.V., Comunicación Inalámbrica Inteligente, S.A. de C.V., and the Series A Shareholders:

Number of Votes For	13,318,359
Number of Votes Against	747,584
Number of Votes Abstained	15,312

(iii)  Proposal to approve the Plan of Dissolution, including the complete liquidation and dissolution of the Company after the completion of the U.S. Sale:

Number of Votes For	13,107,173
Number of Votes Against	956,240
Number of Votes Abstained	17,842

(iv)  Proposal to approve the amendment to the Company’s Certificate of Incorporation to change its corporate name to CLST Holdings, Inc. after the completion of the U.S. Sale:

Number of Votes For	19,373,462
Number of Votes Against	785,332
Number of Votes Abstained	43,115

(v)   Proposal to approve adjournments or postponements of the Company’s Special Meeting, if necessary or appropriate, to permit further solicitation of proxies if there are not sufficient votes at the time of Special Meeting to approve proposals one through four above:

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

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (2)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002. (3)

3.4	Certificate of Amendment to Certificate of Incorporation filed on April 3, 2007. (4)

10.1	Employment Agreement, dated April 9, 2007, by and between CLST-NAC, Ltd. And Sherrian Gunn. (5)

21.1	List of Subsidiaries and Affiliates (6)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

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

(4) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, and incorporated herein by reference.

(5) Previously filed as Exhibit 10.1 to the current Report on Form 8-K filed with the SEC on April 13, 2007, and incorporated herein by reference.

(6) Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ SHERRIAN GUNN
Sherrian Gunn Chief Executive Officer, President and Chief Financial Officer
(Principal Financial Officer)

July 10, 2007