Form 10-Q
period 2007-08-31
CLST Holdings, Inc.
filed 2007-10-10
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22972

CLST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15950 N. Dallas Parkway, Tower II, Suite 400
Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

(972) 361-8428

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

On October 9, 2007, there were 20,553,205 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	August 31,	November 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,073	$20,673
Accounts receivable - other	12,077	—
Deferred income taxes	—	917
Prepaid expenses	1,912	346
Assets of discontinued operations - U.S., Miami, Mexico and Chile operations	—	203,164
Total current assets	31,062	225,100

Property and equipment, net	8	32
Deferred income taxes	4,786	6,655
Other assets	289	4,193
	$36,145	$235,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$33,469
Current portion - Term loan	—	1,000
Accounts payable	14,805	16,222
Accrued expenses	1,186	3,642
Income taxes payable	192	963
Liabilities of discontinued operations - U.S., Miami, Mexico and Chile	—	152,839
Total current liabilities	16,183	208,135

12% Senior subordinated notes	—	1,915
Term loan	—	9,160
Total liabilities	16,183	219,210

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 and 21,188,129 shares issued, and 20,553,205 and 21,158,740 shares outstanding, respectively	212	212

Additional paid-in capital	126,034	124,346
Accumulated other comprehensive loss—foreign currency translation adjustments	410	(8,603)
Cash dividends ($1.50 per common share)	(30,830)	—
Accumulated deficit	(74,217)	(99,091)
	21,609	16,864
Less: Treasury stock (634,024 and 29,389 shares at cost, respectively)	(1,647)	(94)
	19,962	16,770
	$36,145	$235,980

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Selling, general and administrative expenses	1,901	3,358	14,009	9,589
Operating loss	(1,901)	(3,358)	(14,009)	(9,589)

Other income (expense):
Interest expense	—	(123)	(245)	(401)
Loss on settlement of note receivable related to sale of Asia-Pacific	—	—	(537)	—
Gain on sale of building	—	—	—	240
Other, net	559	(20)	953	11
Total other income (expense)	559	(143)	171	(150)

Loss from continuing operations before income taxes	(1,342)	(3,501)	(13,838)	(9,739)

Benefit for income taxes	(458)	(995)	(13,084)	(3,592)

Loss from continuing operations	(884)	(2,506)	(754)	(6,147)

Discontinued operations, net of taxes	58	3,478	25,628	11,955

Net income (loss)	$(826)	$972	$24,874	$5,808

Net income (loss) per share:

Basic:

Loss from continuing operations	$(0.04)	$(0.12)	$(0.04)	$(0.31)

Discontinued operations	0.00	0.17	1.25	0.59

Net income (loss)	$(0.04)	$0.05	$1.21	$0.28

Diluted:

Loss from continuing operations	$(0.04)	$(0.12)	$(0.04)	$(0.31)

Discontinued operations	0.00	0.17	1.25	0.59

Net income (loss)	$(0.04)	$0.05	$1.21	$0.28

Weighted average shares outstanding:

Basic	20,553	20,405	20,558	20,384

Diluted	20,553	20,405	20,558	20,384

Cash dividends declared per share of common stock	$1.50	$—	$1.50	$—

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended August 31, 2007 and 2006

(Unaudited)

(In thousands, except per share data)

				Accumulated
				other
	Common Stock		Additional	comprehensive		Accumulated	Treasury
	Shares	Amount	paid- in capital	loss	Cash Dividends	deficit	stock	Total

Balances at November 30, 2006	21,188	$212	$124,346	$(8,603)	$—	$(99,091)	$(94)	$16,770
Comprehensive income:
Net income	—	—	—	—	—	24,874	—	24,874
Foreign currency translation adjustment	—	—	—	9	—	—	—	9
Realized foreign currency translation adjustment	—	—	—	9,004	—	—	—	9,004
Total comprehensive loss								33,887
Cancellation of restricted stock	(1)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	1,677	—	—	—	—	1,677
Stock option expense	—	—	11	—	—	—	—	11
Cash dividends ($1.50 per common share)					(30,830)			(30,830)
Treasury stock	—	—	—	—	—	—	(1,553)	(1,553)

Balances at August 31, 2007	21,187	$212	$126,034	$410	$(30,830)	$(74,217)	$(1,647)	$19,962

Balances at November 30, 2005	20,827	$208	$123,554	$(7,673)	$—	$(105,998)	$—	$10,091
Comprehensive income:
Net income	—	—	—	—	—	5,808	—	5,808
Foreign currency translation adjustment	—	—	—	(811)	—	—	—	(811)
Total comprehensive income								4,997
Grant of restricted stock	425	4	(4)	—	—	—	—	—
Cancellation of restricted stock	(72)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	469	—	—	—	—	469
Stock option expense	—	—	75	—	—	—	—	75
Treasury stock	(14)	—	—	—	—	—	(45)	(45)

Balances at August 31, 2006	21,166	$212	$124,094	$(8,484)	$—	$(100,190)	$(45)	$15,587

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2007 and 2006

(Unaudited)

(In thousands)

	2007	2006

Cash flows from operating activities:
Net income	$24,874	$5,808
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	1,688	543
Depreciation and amortization	95	115
Fixed assets impairment	14	—
Deferred taxes	2,786	(927)
Gain on sale of building	—	(240)
Changes in operating assets and liabilities:
Accounts receivable-other	(343)	1,005
Prepaid expenses	(1,566)	(366)
Other assets	2,611	504
Accounts payable	(1,417)	—
Accrued expenses	(2,456)	1,933
Income taxes payable	(771)	(21,501)
Discontinued operations - U.S., Miami, Mexico, and Chile operations	(24,656)	33,783

Net cash provided by operating activities	859	20,657

Cash flows from investing activities:
Purchases of property and equipment	(3)	(15)
Proceeds from sale of U.S., Miami, Mexico and Chile operations	72,410	—
Proceeds from sale of building	—	1,742
Discontinued operations - U.S., Miami, Mexico, and Chile operations	(150)	(400)

Net cash provided by investing activities	72,257	1,327

Cash flows from financing activities:
Borrowings on notes payable	190,225	470,808
Payments on notes payable	(223,694)	(477,293)
Borrowings on Term Loan	1,890	—
Payments on Term Loan	(12,050)	—
Purchase of Treasury Stock	(340)	(45)
Redemption of 12% Senior Subordinated Notes	(1,915)	—
Dividend	(30,830)
Additions to deferred loan costs	(2)	(154)

Net cash used in financing activities	(76,716)	(6,684)

Net increase (decrease) in cash and cash equivalents	(3,600)	15,300
Cash and cash equivalents at beginning of period	20,673	3,810

Cash and cash equivalents at end of period	$17,073	$19,110

Non-Cash Investing Activity - accounts receivable other proceeds not yet received from U.S. Sale transaction	$11,734	$—

Non-Cash Financing Activity - Treasury Stock	$1,213	$—

Cash paid during the period for:
Income taxes	$1,071	$—

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006. The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.)

(b) Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates. We write off our fully reserved accounts receivable when we have exhausted all collection efforts. Trade accounts receivable are included in assets held for sale or assets of discontinued operations.

 (c) Inventories

Inventories are stated at the lower of cost (primarily on a moving average basis) or market and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including the aging of the inventory, recent sales trends, industry market conditions, and economic conditions. In assessing the reserve, our management also considers price protection credits or other incentives the Company has received from the vendor. Actual results could differ from those estimates. Inventories are included in assets held for sale or assets of discontinued operations.

(2) Discontinued Operations

On December 18, 2006, we entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale of substantially all of the Company’s United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the “U.S. Sale”). Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

Our Boards of Directors and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date. The U.S. Sale Agreement also required the buyers to deposit $8.8 million of the purchase price into an escrow account for a period of six months from the closing date. As of October 4, 2007, we have received approximately $7.6 million of the amounts held in the escrow account, which such amount includes accrued interest. Approximately $1.4 million of the amount originally placed in escrow remains in escrow and is the subject of claims by Brightpoint. These claims are disputed by the Company.

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was a stock acquisition of all of the outstanding shares of the Company’s Mexican subsidiaries, and includes our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions. Our Board of Directors unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. Under the terms of the transaction, we received $20 million in cash, and are to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We anticipate further negotiations to resolve the issue.

We filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions. Both of the transactions were subject to customary closing conditions and the approval of our stockholders, and the transactions were not dependent upon each other. The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc.

On March 22, 2007, we signed a letter of intent to sell our operations in Chile to a group that includes local management for approximately book value.

On March 28, 2007, our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. We continue to follow the plan of dissolution. Consistent with the plan of dissolution and its fiduciary duties, our board of directors will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Among other matters being considered, our board of directors also is considering whether it would be in the best interest of the Company to de-register with the Securities and Exchange Commission and thereby eliminate the Company’s responsibilities to file reports with the Securities and Exchange Commission.

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $11.5 million is included in accounts receivable – other in the accompanying balance sheet for August 31, 2007; $8.8 million of which was placed in an escrow account and subject to any indemnity claims by the buyers of the company’s U.S. business. A portion of the proceeds from the sale was used to pay off the Company’s bank debt (see footnote 6). We recorded a pre-tax gain of $51.3 million on the transaction during the three months ended May 31, 2007. The buyer of the Company’s U.S. business has asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company has objected to these claims, and anticipates negotiations with the buyer of the Company’s U.S. business in connection therewith. The estimated purchase price of $65.1 million is based upon estimated net working capital as of the closing date and may be adjusted based upon the audited actual net working capital. Discussions between the Company and buyer of the Company’s assets are ongoing regarding the working capital adjustment. The buyer of the Company’s U.S. business also has proposed negative adjustments to the net working capital of approximately $1.4 million. These claims for adjustment are largely the same as the claims for indemnity asserted against the escrow account. The agreements between the Company and the buyer of its U.S. business contemplate negotiations between the parties thereto with respect to indemnity claims and claims for a working capital adjustment. On October 4, 2007, the Company received approximately $7.6 million of the amounts held in the escrow account, which such amount includes accrued interest.

The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. Again, as described above, we have sent a demand for payment and other required terms of the agreement to the purchasers, and if such amounts are received an additional gain will be recorded.

On June 11, 2007, we completed the sale of our operations in Chile. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a pre-tax gain of $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the sale of our operations in Chile, we no longer have any operating locations.

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three and nine months ended August 31, 2007 and 2006, are as follows (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Revenues	$—	$237,775	$276,334	$660,261
Cost of sales	—	221,342	258,234	609,050
Gross profit	—	16,433	18,100	51,211
Selling, general and administrative expenses	—	9,035	15,057	27,386
Operating income (loss)	—	7,398	3,043	23,825
Other income (expense):
Interest expense	—	(472)	(2,201)	(2,351)
Loss on sale of accounts receivable	—	(937)	(670)	(1,759)
Minority Interest	—	(775)	(1,420)	(2,016)
Gain on transactions	549	—	44,837	—
Other, net	—	90	126	137
Total other income (expense)	549	(2,094)	40,672	(5,989)

Income before income taxes	549	5,304	43,715	17,836

Provision for income taxes	491	1,826	18,087	5,881

Total discontinued operations	$58	$3,478	$25,628	$11,955

A summary of the assets and liabilities of the U.S., Miami, Mexico and Chile operations at August 31, 2007 and November 30, 2006, as previously reported is as follows (in thousands):

	August 31,	November 30,
	2007	2006

Current assets	$—	$196,626
Non-current assets	—	6,538
Total assets	—	203,164

Current liabilities	—	152,839

	$—	$50,325

(3) Stock-Based Compensation

We have granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan and our 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vest ratably over four year periods.

We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the nine months ended August 31, 2007 and 2006. We do not expect to issue any stock-based compensation in future periods.

During 2005 and 2006, we granted shares of restricted stock to our executive officers, directors and certain employees pursuant to the 2003 Plan. The shares of restricted stock vest in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock will become 100% vested if any of the following occur: (i) the participant’s death; (ii) the termination of the participant’s service as a result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was expensed over the service period. The 2003 Plan permits withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares are considered as treasury stock and are available to be re-issued under the 2003 Plan. During the year ended November 30, 2006, 144,025 shares vested, of which 29,389 shares were withheld by the Company to pay withholding tax. On March 7, 2007, 129,082 shares vested, of which 20,775 were withheld by the Company to pay withholding tax.

At February 28, 2007, the total remaining unearned compensation related to restricted stock awards was $1.5 million which was to be amortized over the service periods through March 2009. However, as a result of the closing of the U.S. Sale transaction, all restricted stock vested and the expense of $1.5 million was recognized in the quarter ended May 31, 2007 and 109,426 shares were withheld by the Company to pay withholding taxes. Included in selling general and administrative expense is $0.2 million of expenses related to the restricted stock grants for the three months ended August 31, 2006, and $1.7 million and $0.5 million of expenses for the nine months ended August 31, 2007 and 2006, respectively. There were no such expenses recorded during the third quarter of 2007, and the Company does not anticipate any expenses in future periods.

The Company expects to terminate its stock based compensation plans in the fourth quarter of 2007.

(4) Settlement of note receivable related to the sale of Asia-Pacific

On March 5, 2007, we announced that we had signed an agreement, effective February 27, 2007, with Fine Day Holdings Limited (“Fine Day”) and Mr. Horng An-Hsien (“Mr. Horng”), the Chairman and sole shareholder of Fine Day, and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the September 2005 sale of our Hong Kong and People’s Republic of China (“PRC”) operations.

Since September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity after the March 1, 2007 interest payment. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of our common stock, approximately 474,000 shares. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the quarter ended February 28, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The transaction closed on April 12, 2007, and we recorded an additional loss of $43,000 during the quarter ended May 31, 2007 to reflect the change in the value of the stock up to the time of closing. At August 31, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

(5) Net Income (Loss) Per Share

Options to purchase 0.3 million and 0.4 million shares of common stock for the three months and nine months ended August 31, 2007, respectively, and 0.5 million for the three and nine months ended August 31, 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price. 775,369 for the three months ended August 31, 2006, and 253,069 and 695,201 shares of unvested restricted stock for the nine months ended August 31, 2007 and 2006, respectively, were not included because of the loss from continuing operations.

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006

Basic:
Loss from continuing operations	$(884)	$(2,506)	$(754)	$(6,147)

Discontinued operations	58	3,478	25,628	11,955

Net income (loss)	$(826)	$972	$24,874	$5,808

Weighted average number of shares outstanding	20,553	20,405	20,558	20,384

Loss from continuing operations	$(0.04)	$(0.12)	$(0.04)	$(0.31)

Discontinued operations	0.00	0.17	1.25	0.59

Net income (loss) per share	$(0.04)	$0.05	$1.21	$0.28

Diluted:
Loss from continuing operations	$(884)	$(2,506)	$(754)	$(6,147)

Discontinued operations	58	3,478	25,628	11,955

Net income (loss)	$(826)	$972	$24,874	$5,808

Weighted average number of shares outstanding	20,553	20,405	20,558	20,384

Effect of dilutive securities:
Restricted stock and options	—	—	—	—

Weighted average number of shares outstanding including effect of dilutive securities	20,553	20,405	20,558	20,384

Loss from continuing operations	$(0.04)	$(0.12)	$(0.04)	$(0.31)

Discontinued operations	0.00	0.17	1.25	0.59

Net income (loss) per share	$(0.04)	$0.05	$1.21	$0.28

(6) Debt

Debt consisted of the following at August 31, 2007, and November 30, 2006 (in thousands):

	August 31,	November 30,
	2007	2006

Revolving credit facility	$—	$33,469

Term loan	—	10,160

12% Senior subordinated notes	—	1,915

Total debt	$—	$45,544

On March 31, 2006, we entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with a bank, which extended the term of the previous facility until September 27, 2009. The borrowing rate under the Amended Facility was prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 2.5% for the LIBOR option.

At November 30, 2006, we had outstanding $1.9 million of 12% Senior Subordinated Notes (the “Senior Notes”) due January 2007 bearing interest at 12%.

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

(7) Commitments and Contingencies

In February 2006, we received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. On June 26, 2007, we received a letter from the staff of the Securities and Exchange Commission giving notice of the completion of their investigation with no enforcement action recommended to the Commission.

We are party to various other claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

We have agreements with two employees to assist with the final wind down of the Company. Under the agreements the employees are to receive their base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under these agreements at August 31, 2007 is $0.5 million. In addition, we have an agreement, terminable by either party at will, with our Chief Executive Officer pursuant to which he receives $20,000 per month for consulting services.

The Company has been informed of the existence of an investigation that may relate to the Company or its South American operations. Specifically, the Company understands that authorities in a foreign country are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the

United States in 1999. The Company does not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or its former subsidiaries. The Company does not know if allegations of wrongdoing have been made against the Company, its former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation. However, the fact that the Company is aware of an allegation of transfer of money from South America to the United States and that investigators may have questioned witnesses about such alleged transfers means that the Company cannot rule out the possibility of involvement.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have sold all of our major assets and only a small administrative staff remains to wind up our business. Our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007, and we continue to follow the plan of dissolution. However, consistent with the plan of dissolution and its fiduciary duties, our board of directors will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Our board of directors also is considering whether it would be in the best interest of the Company to de-register with the Securities and Exchange Commission and thereby eliminate the Company’s responsibilities to file reports with the Securities and Exchange Commission.

In the proxy statement filed on February 20, 2007, related to the Special Meeting of stockholders, we estimated that our stockholders would receive distributions in an aggregate amount between $2.91 and $3.25 per share of common stock. As of July 6, 2007, the Company estimated that stockholders of the Company will receive distributions in an aggregate amount between $2.91 and $3.03 per share of common stock. As of October 5, 2007, we estimate that the range in distributions to stockholders is between $2.39 and $2.99. The most recent change in the estimated range resulted primarily from (i) management’s estimates of the anticipated expenses that may be incurred as a result of claims relating to the Company’s former Latin American operations which were not contemplated by the Company’s former management and whose effect was thus not included in the former estimate range; (ii) claims asserted by Brightpoint in the amount of approximately $1.4 million for indemnity under the agreement relating to the sale of the Company’s U.S. business; (iii) failure by the buyer of the Company’s Mexican business to remit amounts contemplated to be received, with respect to profits from January 1, 2007, up to the consummation of the transaction; (iv) increased costs related to stockholder issues, including expenses associated with the filing of our proxy statement for the Annual Stockholder’s meeting held on July 31, 2007 and related solicitation expenses (approximately $0.9 million), and expenses of our current board associated with the same meeting  (approximately $0.3 million).

On July 19, 2007, we paid a $1.50 per share dividend, resulting in the distribution to stockholders of approximately $30.8 million. Thus of the $2.39 to $2.99 that we currently anticipate distributing to stockholders, $1.50 has already been paid.

As stated in our proxy statement filed on February 20, 2007, related to the Special Meeting of stockholders, the estimated distributions are estimates only and not guarantees. They do not reflect the total range of possible outcomes. The amount and timing of the distributions are subject to uncertainties and depend on the resolution of contingencies. We cannot assure that available cash amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims. Consequently, there can be no assurance that any further amounts will be paid to stockholders or the timing of any such payments if they are made.

Sale Transactions

On December 18, 2006, we entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale of substantially all of our United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the “U.S. Sale”). Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

Our Boards of Directors and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date. The U.S. Sale Agreement also required the buyers to deposit $8.8 million of the purchase price into an escrow account for a period of six months from the closing date.

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the

Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was a stock acquisition of all of the outstanding shares of our Mexican subsidiaries, and includes our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and are to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. Our Board of Directors unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We anticipate further negotiations to resolve the issue.

We filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions. Both of the transactions were subject to customary closing conditions and the approval of our stockholders, and the transactions were not dependent upon each other. The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc.

On March 22, 2007, we signed a letter of intent to sell our operations in Chile to a group that includes local management for approximately book value.

On March 28, 2007, our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. We continue to follow the plan of dissolution. Consistent with the plan of dissolution and its fiduciary duties, our board of directors will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution.

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $11.5 million is included in accounts receivable – other in the accompanying balance sheet for August 31, 2007; $8.8 million of which is in an escrow account, some of which, subject to any indemnity claims by the buyers of the company’s U.S. business, is expected to be released six months from the closing date of the sale. We recorded a pre-tax gain of $51.3 million on the transaction during the three months ended May 31, 2007 (See note 6).

The buyer of the Company’s U.S. business has asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company has objected to these claims, and anticipates negotiations with the buyer of the Company’s U.S. business in connection therewith. The estimated purchase price of $65.1 million is based upon estimated net working capital as of the closing date and may be adjusted based upon the audited actual net working capital. Discussions between the Company and buyer of the Company’s assets are ongoing regarding the working capital adjustment. The buyer of the Company’s U.S. business also has proposed negative adjustments to the net working capital of approximately $1.4 million. These claims for adjustment are largely the same as the claims for indemnity asserted against the escrow account. The agreements between the Company and the buyer of its U.S. business contemplate negotiations between the parties thereto with respect to indemnity claims and claims for a working capital adjustment. On October 4, 2007, the Company received approximately $7.6 million of the amounts held in the escrow account, which such amount includes accrued interest.

The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. We have not received any pro-rata share of profits and other terms required as of 150 days from the closing date under the Mexico Sale. A demand for payment and other required terms of the agreement was sent to the purchasers, and if such amounts are received an additional gain will be recognized.

On June 11, 2007, we completed the sale of our operations in Chile. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a gain of pre-tax $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the sale of our operations in Chile, we no longer have any operating locations.

Management and Board Changes

On March 30, 2007, in connection with the closing of the U.S. Sale, Mr. Robert Kaiser resigned as Chief Executive Officer and President of the Company. Mr. Mike Farrell was named as Chief Executive Officer and President, in addition to his existing capacity as Treasurer and Chief Administrative Officer. As a result of the closing of the U.S. Sale, on April 9, 2007, Mr. Mike Farrell resigned as President, Chief Executive Officer, Chief Administrative Officer and Treasurer and Mr. Juan Martinez Jr. resigned as Vice President, Corporate Controller. On April 9, 2007, Ms. Sherrian Gunn was named President and Chief Executive Officer of the Company. Also, on April 16, 2007, Mr. Raymond Durham resigned as Senior Vice President and Chief Financial Officer, and on May 18, 2007, Ms. Elaine Rodriguez resigned as Senior Vice President, General Counsel, and Secretary of the Company. On April 16, 2007, Ms. Gunn was named Chief Financial Officer in addition to her existing capacity as President and Chief Executive Officer. On August 31, 2007, Ms. Gunn resigned as President and Chief Executive and Chief Financial Officer of the Company, and Robert Kaiser was subsequently elected on September 25, 2007 to replace her in each of those positions.

While Ms. Rodriguez resigned from her previous positions as Senior Vice President, General Counsel, and Secretary of the Company and terminated her employment agreement, she remained employed by the Company as an at-will employee without an employment agreement. On July 5, 2007, the Board named Ms. Rodriguez as Secretary of the Company. On August 7, 2007, the Board named Timothy S. Durham, a director, as Secretary of the Company and removed Ms. Rodriquez from that position.

As a result of the U.S. Sale, executive officers and certain employees were entitled to payments under existing employment contracts or change of control agreements. We recognized an expense of $6.6 million for the quarter ended May 31, 2007, related to payments under these agreements. In addition, upon the closing of the Mexico Sale, an additional $0.3 million related to such payments was expensed for the quarter ended May 31, 2007.

On July 31, 2007, we held our annual stockholder meeting (the “Annual Meeting”) in order to elect the board of directors (the “Board”). The Company’s slate of director nominees consisted of Jere W. Thompson as the Class I director for a term of one year, John L. Jackson as the Class II director for a term of two years, and Dale V. Kesler as the Class III director for a term of three years, all of whom were current members of the Board. Timothy S. Durham, a significant stockholder in the Company, filed a definitive proxy statement with the Securities and Exchange Commission on July 12, 2007 in opposition to the Company’s proxy statement, whereby he urged the Company’s stockholders to elect a different slate of directors consisting of Robert Kaiser as the Class I director for a term of one year, Manoj Rajegowda as the Class II director for a term of two years, and Timothy S. Durham as the Class III director for a term of three years. On August 7, 2007 the Annual Meeting was reconvened to announce the final results of the stockholder vote.

At the Annual Meeting, the stockholders elected Timothy S. Durham as a Class III director for a term of three years and Manoj Rajegowda as a Class II director for a term of two years, and reelected Robert Kaiser, who was a current member of the Company’s Board but was not up for reelection on the Company’s slate, as a Class I director for a term of one year. The Board subsequently appointed Mr. Kaiser as Chairman of the Board and Mr. Durham as Secretary of the Company.

Cautionary Statements

On February 20, 2007, we filed a proxy statement with the SEC recommending that stockholders approve the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company. On March 28, 2007, our stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007 and the Mexico Sale closed on April 12, 2007. Also on June 11, 2007, we sold our Chile operations and as a result, we no longer have any revenue generating operations. Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, our operating performance was subject to a variety of risks, which are more fully described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and our proxy statement filed February 20, 2007. The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement.

In the plan of dissolution approved during our Special Meeting of stockholders on March 28, 2007, we stated that no distribution of proceeds from the U.S. and Mexico sales would be made until the investigation by the SEC was resolved (see Part II, Item 1- Legal Proceedings for more information). On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the Commission. On June 27, 2007, our Board declared a cash distribution of $1.50 per share on common stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. We anticipate that we will make additional distributions; however, there can be no assurance of the timing and amount of any such distributions. The risks associated with the plan of dissolution are more fully described in the proxy statement. Any one, or a combination of those risk factors could cause our actual distributions to vary materially from anticipated results or other expectations expressed in our forward-looking statements.

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

Three Months Ended August 31, 2007, Compared to Three Months Ended August 31, 2006

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.9 million for the quarter ended August 31, 2007 compared to approximately $3.4 million for the same quarter in 2006. Selling and general administrative expenses were down considerably as we have taken steps to reduce employees and expenses as a result of the wind down of operations.

Interest Expense. We paid off our existing debt in March 2007 in conjunction with the U.S. Sale transaction. Since we paid off our debt, there was no interest expense incurred during the quarter ended August 31, 2007. Interest expense was $123 thousand for the quarter ended August 31, 2006. Interest expense related to the Amended Facility and the Term Loan has been allocated to discontinued operations based on working capital, and total interest expense was $0.6 million in 2006.

Income Taxes. We had an income tax benefit of approximately $0.5 million for the quarter ended August 31, 2007 compared to approximately $1.0 million for the same quarter in 2006. Discontinued operations, net of taxes included in the consolidated statement of operations is shown net of taxes of approximately $0.5 million for the three months ended August 31, 2007, reflecting a tax rate of 35% on gains on sales. The difference between these amounts and the Company’s consolidated provision has been included in as a tax benefit in continuing operations for the three months ended August 31, 2007.  Additionally, in the quarter ended August 31, 2007, the Company adjusted its tax rate on gains on sales of discontinued operations from 34% to 35% resulting in an increase in the tax impact on discontinued operations of approximately $0.3 million for the three months ended August 31, 2007. In 2007 and 2006, we utilized the loss from continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations (except for certain minimum taxes, withholding taxes and taxes related to CII). The benefit received in 2007 was partially reduced by the closing of the Mexico Sale, which increased the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At August 31, 2007, we had net deferred income tax assets, net of valuation allowances, of $4.8 million, a significant portion of which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Our management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, including settlement of liabilities less than their recorded amounts, and tax planning strategies in making this assessment. Included in accounts payable at August 31, 2007, is approximately $14.2 million associated with liabilities from which we expect to be absolved in the liquidation process where net operating loss carryforwards will be used to offset any tax liability associated with the debt relief.

Discontinued Operations. On June 11, 2007, we completed the sale of our operations in Chile. Accordingly, as discussed in Note 2 to the consolidated financial statements, the results of Chile have been reclassified to Discontinued Operations.

Nine Months Ended August 31, 2007, Compared to Nine Months Ended August 31, 2006

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2007 were approximately $14.0 million in 2007 compared to approximately $9.6 million for the same period in 2006. There was an increase in payroll due to payments under existing employment contracts or change of control agreements and vesting of restricted stock totaling $8.4 million, which such amounts were primarily as a result of the U.S. Sale. The increase in payroll was partially offset by a decline in other selling and general administrative expenses as a result of the wind down of operations.

Interest Expense. Interest expense for the nine months ended August 31, 2007 was approximately $0.2 million compared to approximately $0.4 million for the same period in the prior year. We paid off our existing debt in March 2007 in conjunction with the U.S. Sale transaction. Interest expense related to the Amended Facility and the Term Loan has been allocated to discontinued operations based on working capital. The total interest expense was approximately $2.4 million in 2007 and approximately $2.7 million in 2006.

Settlement of note receivable related to the sale of Asia-Pacific. On March 5, 2007, we announced that we had signed an agreement, effective February 27, 2007, with Fine Day and Mr. Horng, the Chairman and sole shareholder of Fine Day, and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the September 2005 sale of our Hong Kong and PRC operations.

From September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of our common stock, approximately 474,000 shares. The transaction closed on April 12, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the nine months ended August 31, 2007. At August 31, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

Income Taxes. We have an income tax benefit of approximately $13.1 million for the nine months ended August 31, 2007 and approximately $3.6 million for the same period in 2006. Discontinued operations, net of taxes included in the consolidated statement of operations is shown net of taxes of approximately $18.1 million for the nine months ended August 31, 2007 reflecting a tax rate of 35% on gains on sales. The difference between these amounts and the Company’s consolidated provision has been included in as a tax benefit in continuing operations for the nine months ended August 31, 2007.  Additionally, for the nine months ended August 31, 2007 the Company adjusted its tax rate on gains on sales of discontinued operations from 34% to 35% resulting in an increase in the tax impact on discontinued operations of approximately $0.3 million for the nine months ended August 31, 2007. In 2007 and 2006, we used the loss from continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to CII. The benefit in 2007 was partially reduced by the closing of the Mexico Sale which increased the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. For further discussion, please see page 18.

 Discontinued Operations. As discussed in Note 2 to the Consolidated Financial Statements, during the second quarter of 2007, we sold our operations in the U.S., Miami and Mexico and during the third quarter of 2007 sold our operations in Chile.

Liquidity and Capital Resources

The following table summarizes our contractual obligations at August 31, 2007 (amounts in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Continuing operations
Employee contracts	$518	518	—	—	—

Total contractual obligations	$518	518	—	—	—

Prior to the sales of our operations, we were able to use funds generated from each of the respective operations, trade credit lines available from our suppliers, borrowings under our revolving credit facility, factoring of accounts receivable, and sale of assets to meet our operating needs.

On March 31, 2006, we entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with a bank, which extended the term of our previous facility until September 27, 2009. The borrowing rate under the Amended Facility was prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 2.5% for the LIBOR option.

At November 30, 2006, we had outstanding $1.9 million of 12% Senior Subordinated Notes (the “Senior Notes”) due January 2007 bearing interest at 12%.

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

We have agreements with two employees to assist with final wind down of the Company. Under the agreements the employees are to receive their base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under these agreements at August 31, 2007 is $0.5 million, and we expect to pay these amounts out of our available cash.

Included in accounts payable at August 31, 2007, is approximately $14.2 million associated with liabilities from which we expect to be resolved in the liquidation process where net operating loss carryforwards will be used to offset any tax liability associated with the debt relief.

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $11.5 million is included in accounts receivable – other in the accompanying balance sheet for August 31, 2007; $8.8 million of which was deposited in an escrow account. The buyer of the Company’s U.S. business has asserted total claims for indemnity against the escrow of approximately $1.4 million, and the remainder, approximately $7.6 million, including accrued interest, was distributed to the Company on October 4, 2007. The Company has objected to the buyer’s indemnity claims,  and anticipates negotiations with the buyer of the Company’s U.S. business in connection therewith. The estimated purchase price of $65.1 million is based upon estimated net working capital as of the closing date and may be adjusted based upon the audited actual net working capital. Discussions between the Company and buyer of the Company’s assets are ongoing regarding the working capital adjustment. The buyer of the Company’s U.S. business also has proposed negative adjustments to the net working capital of approximately $1.4 million. These claims for adjustment are largely the same as the claims for indemnity asserted against the escrow account. The agreements between the Company and the buyer of its U.S. business contemplate negotiations between the parties thereto with respect to indemnity claims and claims for a working capital adjustment.

Critical Accounting Policies and New Accounting Pronouncements

Note 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no changes during the nine months ended August 31, 2007, to the significant accounting policies used in the preparation of our Consolidated Financial Statements.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

At August 31, 2007, we had no foreign operations and therefore had no foreign exchange exposure. We do not expect to have foreign exchange exposure in future periods.

Interest Rate Risk

We have sold substantially all of our assets and deposited the proceeds with investment accounts with banks. Our income from these deposits will fluctuate with rates of interest paid on those accounts. We do not engage in hedging strategies or other transactions related to the risks associated with changes in interest rates on demand deposits.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

There were changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the U.S. Sale on March 30, 2007 and the Mexico Sale on April 12, 2007. In conjunction with the U.S. and Mexico Sales, a substantial number of our employees either resigned or transferred to the acquiring entities. Also as a result of the U.S. Sale, the previous Chief Executive Officer, Chief Administrative Officer, and Chief Financial Officer resigned. To supplement controls, we used consultants to perform reviews of certain key reconciliations and accounting records that were previously performed by employees. On June 11, 2007, we completed the sale of our operations in Chile. We anticipate that changes will continue to be made to our internal controls as a result of the reduction of employees and consolidation of functions to reflect our new size and on-going wind down of operations.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2006, we received from the SEC a subpoena requiring production of certain documents relating to the Company’s Asia-Pacific Region, which we exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. On June 26, 2007, we received a letter from the staff of the Securities and Exchange Commission giving notice of the completion of their investigation with no enforcement action recommended to the Commission.

The Company has been informed of the existence of an investigation that may relate to the Company or its South American operations. Specifically, the Company understands that authorities in a foreign country are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999. The Company does not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or its former subsidiaries. The Company does not know if allegations of wrongdoing have been made against the Company, its former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation. However, the fact that the Company is aware of an allegation of transfer of money from South America to the United States and that investigators may have questioned witnesses about such alleged transfers means that the Company cannot rule out the possibility of involvement.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

On February 20, 2007, we filed a proxy statement with the SEC recommending that stockholders approve, among other proposals, the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company. On March 28, 2007, our stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007 and the Mexico Sale closed on April 12, 2007. Also on June 11, 2007, we sold our Chile operations and now have no revenue generating operations. Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, our operating performance was subject to a variety of risks, which are more fully described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and our proxy statement filed on February 20, 2007. As a result of the transactions described above, our risk factors have materially changed and should reflect the following:

The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement.

In the proxy statement, we provided an estimated range of distributions to stockholders following the liquidation and dissolution of the Company, including a dividend of one dollar to be paid within sixty days following the closing of the U.S. Sale and the Mexico Sale. In the plan of dissolution approved during our Special Meeting of stockholders on March 28, 2007, we stated that no distribution of proceeds from the U.S. and Mexico sales would be made until the investigation by the Securities and Exchange Commission (“SEC”) was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the Commission. On June 27, 2007, our board of directors declared a cash distribution of $1.50 per share on common stock to stockholders of record July 9, 2007. As of July 9, 2007, there were 20,553,205 shares outstanding. On July 19, 2007, we issued $1.50 per share dividend in the total amount of $30.8 million. We anticipate that we will make additional distributions; however, there can be no assurance of the timing and amount of any such distributions. The risks associated with the plan of dissolution are more fully described in the proxy statement. Any one, or a combination, of those risk factors could cause our actual distributions to vary materially from expectations expressed in our proxy statement for the Special Meeting.

As of October 5, 2007, we estimate that the range in distributions to stockholders is between $2.39 and $2.99. The most recent change in the estimated range resulted primarily from (i) management's estimates of the anticipated expenses that may be incurred as a result of claims relating to the Company's former Latin American operations which were not contemplated by the Company's former management and whose effect was thus not included in the former estimate range; (ii) claims asserted by Brightpoint in the amount of approximately $1.4 million for indemnity under the agreement relating to the sale of the Company's U.S. business; (iii) failure by the buyer of the Company's Mexican business to remit amounts contemplated to be received, with respect to profits from January 1, 2007, up to the consummation of the transaction; (iv) increased costs related to stockholder issues, including expenses associated with the filing of our proxy statement for the Annual Stockholder's meeting held on July 31, 2007 and related solicitation expenses (approximately $0.9 million), and expenses of our current board associated with the same meeting  (approximately $0.3 million).

Item 4. Submission of Matters to a Vote of Security Holders

On July 31, 2007, we held our annual stockholder meeting (the “Annual Meeting”) in order to elect the board of directors. The Company’s slate of director nominees consisted of Jere W. Thompson as the Class I director for a term of one year, John L. Jackson as the Class II director for a term of two years, and Dale V. Kesler as the Class III director for a term of three years, all of whom were current members of the board. Timothy S. Durham, a significant stockholder in the Company, filed a definitive proxy statement with the SEC on July 12, 2007 in opposition to the Company’s proxy statement, whereby he urged the Company’s stockholders to elect a different slate of directors consisting of Robert Kaiser as the Class I director for a term of one year, Manoj Rajegowda as the Class II director for a term of two years, and Timothy S. Durham as the Class III director for a term of three years. The Annual Meeting was called to order on July 31, 2007 and then adjourned after all ballots were cast to allow the independent inspector appointed by the board, IVS Associates, Inc., to count the ballots and tabulate the votes.  On August 7, 2007 the Annual Meeting was reconvened to announce the final results of the stockholder vote.

At the Annual Meeting, the stockholders elected Timothy S. Durham as a Class III director for a term of three years and Manoj Rajegowda as a Class II director for a term of two years, and reelected Robert Kaiser, who was a current member of the Company’s board of directors but was not up for reelection on the Company’s slate, as a Class I director for a term of one year.

The results of the stockholders’ votes are as follows:

(i) Timothy S. Durham

Number of Votes For	8,418,359
Number of Votes Against	6,787,314
Number of Votes Abstained	4,175

(ii) Manoj Rajegowda

Number of Votes For	8,407,653
Number of Votes Against	6,787,314
Number of Votes Abstained	14,881

(iii) Robert A. Kaiser

Number of Votes For	8,397,552
Number of Votes Against	6,787,314
Number of Votes Abstained	24,982

(iv) Dale V. Kesler

Number of Votes For	6,679,386
Number of Votes Against	8,422,534
Number of Votes Abstained	107,928

(v) John L. Jackson

Number of Votes For	6,679,766
Number of Votes Against	8,422,534
Number of Votes Abstained	107,548

(vi) Jere W. Thompson

Number of Votes For	6,679,766
Number of Votes Against	8,422,534
Number of Votes Abstained	107,548

Item 5. Other Information

As previously reported, on December 18, 2006, we entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale of substantially all of the Company’s United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the “U.S. Sale”). Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

Our Boards of Directors and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date. The U.S. Sale Agreement also required the buyers to deposit $8.8 million of the purchase price into an escrow account for a period of six months from the closing date. As of October 4, 2007, we have received $7.6 of the amounts held in the escrow account, which such amount includes accrued interest. Approximately $1.4 million of the amount originally placed in escrow remains in escrow and is the subject of claims by Brightpoint. These claims are disputed by the company.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (2)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002. (3)

3.4	Certificate of Amendment to Certificate of Incorporation filed on April 3, 2007. (4)

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004. (5)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

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

(5) Previously filed as an exhibit to the Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

(6) Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ ROBERT A. KAISER
Robert A. Kaiser
Chief Executive Officer, President,
Chief Financial Officer, Treasurer
(Principal Financial Officer)

October 10, 2007