Form 10-K
period 2007-11-30
CLST Holdings, Inc.
filed 2008-03-12
CIK 913590

Use these links to rapidly review the document
CLST Holdings, Inc. INDEX TO FORM 10-K
CLST HOLDINGS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22972

CLST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2479727 (I.R.S. Employer Identification No.)
15950 N. Dallas Parkway, Tower II, Suite 400 Dallas, Texas (Address of principal executive offices)	75248 (Zip Code)

Registrant's telephone number including area code: (972) 361-8428

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of May 31, 2007, the last business day of the Company's most recently completed second fiscal quarter, based on the closing sale price of $2.57 as reported by the Nasdaq National Market on May 31, 2007, was approximately $49,323,265.

         On February 28, 2008, there were 20,553,205 outstanding shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

CLST Holdings, Inc.

INDEX TO FORM 10-K

PART I.

Special Cautionary Notice Regarding Forward-Looking Statements

        Certain of the matters discussed in this Annual Report on Form 10-K may constitute "forward-looking" statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "intends," "may," "might," "could," "should," "likely," and similar expressions are intended to be among the statements that identify forward-looking statements. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including, without limitation, those discussed in the "Risk Factors" section in Item 1A of this Form 10-K, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Item 1.    Business

        CLST Holdings, Inc. was formed on April 1, 1993 as a Delaware corporation under the name of CellStar Corporation to hold the stock of National Auto Center, Inc. ("National Auto Center"), a company that is now an operating subsidiary. We operated in the wireless telecommunications industry through National Auto Center, which was originally formed in 1981 to distribute and install automotive aftermarket products and later, in 1984, began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991. The terms "CLST," "the Company," "we," "our" and "us" refer to CLST Holdings, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Sale of Operations in Fiscal 2007

        On December 18, 2006, we entered into a definitive agreement (the "U.S. Sale Agreement") with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation ("Brightpoint"), providing for the sale of substantially all of the Company's United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the "U.S. Sale"). Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

        Our Board of Directors and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The offered purchase price was $88 million in cash, subject to the Company's working capital and other terms of the agreement at closing, and also subject to adjustment based on changes in net assets from December 18, 2006 to the closing date.

        Also on December 18, 2006, we entered into a definitive agreement (the "Mexico Sale Agreement") with Soluciones Inalámbricas, S.A. de C.V. ("Wireless Solutions") and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. ("Prestadora"), two affiliated Mexican companies, providing for the sale of all of the Company's Mexico operations (the "Mexico Sale"). The Mexico Sale was a stock acquisition of all of the outstanding shares of the Company's Mexican subsidiaries, and included our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. ("CII"), our joint venture with Wireless Solutions. Our Board of Directors unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. Under the terms of the transaction, we received $20 million in cash, and are to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We continue to pursue the amounts we believe we are due, but at this time the purchasers are not responding to or cooperating with our demands. Currently we cannot make any estimates regarding future amounts we may be able to collect or the timing of any collections on this matter.

        We filed a proxy statement with the SEC on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions. Both of the transactions were subject to customary closing conditions and the approval of our stockholders, and the transactions were not dependent upon each other. The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the board of directors in the exercise of their fiduciary duties), and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc. On March 28, 2007, our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. We continue to follow the plan of dissolution. Consistent with the plan of dissolution and its fiduciary duties, our board of directors will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution.

        The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $11.5 million was included in accounts receivable—other in the accompanying balance sheet for August 31, 2007; $8.8 million of which was placed in an escrow account and subject to any indemnity claims by the buyers of the Company's U.S. business. A portion of the proceeds from the sale was used to pay off the Company's bank debt (see footnote 7). We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. Brightpoint asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company objected to these claims. Brightpoint also proposed negative adjustments to the net working capital of approximately $1.4 million, which these claims for adjustment were largely the same as the claims for indemnity asserted against the escrow account. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount included accrued interest. On December 21, 2007, we entered into a Letter Agreement (the "Letter Agreement") with Brightpoint which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds in respect thereof were made in accordance with the terms described in the Letter Agreement. Pursuant to the Letter Agreement, in January 2008 we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

        The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. Again, as described above, we have sent a demand for payment of up to $1.7 million and other required terms of the agreement to the purchasers.

        On March 22, 2007, we signed a letter of intent to sell our operations in Chile to a group that included local management for approximately book value. On June 11, 2007, we completed the sale of our operations in Chile. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a gain of pre-tax $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the sale of our operations in Chile, we no longer have any operating locations.

        We recently moved from our previous corporate headquarters located in Coppell, Texas to a new office located in Dallas, Texas, in October 2007.

Prior Business

        Prior to the sale of our operations and assets through these various transactions, the Company was a leading distributor of wireless products and provider of distribution and value-added logistics services to the wireless communications industry, serving network operators, agents, resellers, dealers, and retailers with operations in the North American and Latin American Regions. We provided comprehensive logistics solutions and facilitated the distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. We also provided activation services in Mexico and Chile that generated new subscribers for wireless carriers. When the Company was operating in the wireless communications industry, we derived substantially all of our revenues from net product sales, which included sales of handsets and other wireless communications products. We also derived revenues from value-added services, including activations, residual commissions, and prepaid wireless services, none of which accounted for 10% or more of consolidated revenues in fiscal 2007. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues.

        Our business concentrated primarily on distribution and logistics. We delivered handsets and related accessories from the manufacturers to carriers, other distributors, retailers, and consumers. We assisted the manufacturers in expanding their distribution network and customer base. Our fulfillment, kitting, packaging, and other services assisted the carriers in getting the handsets ready for use by their subscribers. Our distribution services included purchasing, selling, warehousing, picking, packing, shipping and "just-in-time" delivery of wireless handsets and accessories. We also offered one of the industry's first completely integrated asset recovery and logistics services, our Omnigistics® (patent pending) supply chain management system. In addition, we offered value-added services, including Internet-based supply chain services via our OrderStar® system (patent pending), Internet-based tracking and reporting, inventory management, marketing, prepaid wireless products, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. We also provided wireless activation services and operated retail locations in certain markets from which we sold wireless communications products and accessories directly to the public. Both Omnigistics® and OrderStar® were included in the U.S. sale to Brightpoint.

        Our customers included large carriers, rural carriers, agents, mobile virtual network operators (MVNOs), big box and small retailers, distribution companies, and insurance warranty providers. We marketed our products to wholesale purchasers using, among other methods, direct sales strategies, the Internet, strategic account management, trade shows and trade journal advertising. We offered a variety of name brand products, comprehensive forward and reverse logistics solutions, highly-responsive customer service, merchandising and marketing elements and access to hard-to-find products to potential new and existing customers. During fiscal 2006, the Company maintained or acquired agreements with such manufacturers as Motorola, LG Electronics MobileComm U.S.A., Inc. ("L.G."),

Nokia, Inc. ("Nokia"), Kyocera Wireless Corp. ("Kyocera"), Palm, Inc. ("Palm") and Pantech Co., Ltd. ("Pantech").

        Prior to the sale of our U.S., Mexico and Chile operations our customer base consisted of Dobson Cellular Systems, Inc., Telefonica Moviles Colombia, S.A., Radio Movil Dipsa S.A. de C.V. and Claro Chile S.A. as well as manufacturers such as Motorola, LG Electronics MobileComm U.S.A., Inc., Nokia, Inc., Kyocera Wireless Corp. and Palm, Inc.

Financial Information

        The Company's consolidated financial statements and accompanying notes for the last two fiscal years can be found in Part IV of this Form 10-K.

Competition

        Because we have no operations at this time, we do not face competition in any particular industry.

Employees

        At November 30, 2007, the Company had 2 permanent and 0 temporary employees worldwide.

Available Information and Code of Ethics

        We maintain an Internet website at www.clstholdings.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports will be made available, free of charge, at our website as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission.

        We have adopted a code of ethics that applies to our directors, officers and all employees. Our Business Ethics Policy can be found at our Internet website at www.clstholdings.com.

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

        On February 20, 2007, we filed a proxy statement with the SEC recommending that stockholders approve, among other proposals, the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company (the "Plan"). On March 28, 2007, our stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007 and the Mexico Sale closed on April 12, 2007. Also on June 11, 2007, we sold our Chile operations and now have no revenue generating operations. Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, our operating performance was subject to a variety of risks, which are more fully described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and our proxy statement filed on February 20,

2007. As a result of the transactions described above, our risk factors have materially changed and should reflect the following:

The Board of Directors, in its fiduciary capacity, is considering not implementing the Company's plan of liquidation and dissolution, which will likely affect whether stockholders receive distributions pursuant to the plan.

        The Plan provided for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, but subject to the ability of the Board of Directors to abandon the Plan if it deems appropriate. Consistent with its fiduciary duties, the Board of Directors is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, the Board of Directors is reviewing potential acquisitions and the value of the Company's tax assets. If the Board determines that it is in the best interest of the Company to pursue an acquisition, it will likely require the Company to obtain debt and/or equity financing. Even if we obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

        It is unlikely the Board of Directors will make any further distributions to the Company's stockholders under the Plan while it considers the strategic alternatives available to the Company. It is possible that the Board of Directors will, in the exercise of its fiduciary duty, elect to abandon the Plan for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

Because the Company has been in the process of liquidating its business, it is difficult to secure and retain qualified employees.

        During the last three quarters of fiscal year 2007, the Company began reducing its employee base, consistent with the Company's plan to liquidate and dissolve. However, the Company still requires the service of some employees for handling routine business matters. Retaining employees who are knowledgeable of the Company's business and background has proven to be difficult while the Company has been winding down its business. Furthermore, it is difficult to hire and train new employees when the Company is already working with a reduced staff, and new employees may see little incentive in working for a Company without operations.

We are experiencing significant risks related to information technology.

        Although the Company has outsourced certain information technology ("IT") functions, the Company currently has no employees who are qualified to perform IT services for the Company, nor does the Company have any plans to hire IT employees. Therefore, maintaining the Company's website and other IT-related information has proven to be difficult, and there is a risk that such information may not be adequately maintained. Furthermore, during the period following the U.S. sale, email backup tapes were not properly protected, and as a result historical email detail is limited. The Company has had difficulties restoring email records from Brightpoint when the Company has requested such information. Without access to these emails, the Company may not have complete historical email records. These risks may adversely impact the Company's internal control environment.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

        We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for our 2008 fiscal year. Section 404 requires that we document and test our internal control over financial reporting and issue management's assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We have hired an outside consultant to work with management in assessing our internal controls. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

        We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our profitability could be affected.

        We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 for our 2008 fiscal year or that we or our auditors will not identify material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report such material weakness, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability and financial condition.

Our common stock trades at low prices and low volumes and may be subject to certain fraud and abuse in the market.

        Our common stock trades at low prices and relatively low volumes and is not listed on an exchange. As such, the market for common stock such as ours may be subject to certain patterns of fraud and abuse, similar to common stock that is subject to the Securities and Exchange Commission's "penny stock" rule, including:

  •
  control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

  •
  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

  •
  "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

  •
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

  •
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

        Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

We are subject to the risks of interest rate fluctuation.

        Our net interest income is affected by changes in market interest rates and other economic factors beyond our control. Interest rates for demand deposits and other short term cash investments in the U.S. have dropped significantly in the past year. The Company's assets consist largely of cash. As a result, declines in such interest rates will reduce the Company's income and directly and adversely affect the Company's budget.

The Company has had difficulty collecting money it is due from some purchasers of its operations.

        We are owed amounts from the sales of our non-U.S. operations. Collection proceedings outside of the U.S. tend to be cumbersome and expensive. We believe we are owed as much as $1.8 million from the sales of our non-U.S. operations; however, due to the difficulties of collecting monies from foreign businesses, we believe that it is more likely that we could collect within the range of $500,000 to $1 million. The cost of collecting any amounts from these foreign businesses that we believe we are owed may be significant and may exceed the value of the amount at issue.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

        The shares of our common stock are traded on the Pink Sheets. Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

  •
  we have reclassified to discontinued operations; and

  •
  stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow a company that has no operations, such as ours, or purchase or recommend the purchase of our shares as long as we continue to have no operations.

        As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In October 2007, we moved from our previous corporate headquarters located in Coppell, Texas to a temporary office located in Dallas, Texas, upon receipt of notice from Brightpoint that we were required to vacate the Coppell office within thirty (30) days of such notice. We lease our current facility in Dallas, and such lease expires March 31, 2008. We neither own nor lease any other properties at this time.

        The Company plans to find an office that more adequately suits its needs and is a more reasonable location before its current lease expires at the end of March.

Item 3.    Legal Proceedings

        The Company has been informed of the existence of an investigation that may relate to the Company or its South American operations. Specifically, the Company understands that authorities are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999. The Company does not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or its former subsidiaries. The Company does not know if allegations of wrongdoing have been made against the Company, its former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation. However, the fact that the investigators are aware of an allegation of transfers of money from South America to the United States and may have questioned witnesses about such alleged transfers means that the Company can not predict whether or not the investigation will result in a material adverse effect on the consolidated financial condition or results of operations of the Company.

        We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders in the fourth quarter of 2007.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005. The Company's common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets® under the symbol "CLHI."

        The following table sets forth, on a per share basis, high and low prices for our common stock for each quarter of fiscal years 2006 and 2007. Prices are the high and low bid quotations per share for our common stock as reported on the OTC market, as compiled by Pink Sheets LLC. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended November 30, 2007
Quarter Ended:
February 28, 2007	$3.75	2.49
May 31, 2007	2.66	2.50
August 31, 2007	2.76	1.10
November 30, 2007	1.17	0.40
Fiscal Year ended November 30, 2006
Quarter Ended:
February 28, 2006	$3.25	1.90
May 31, 2006	5.05	2.35
August 31, 2006	3.10	2.46
November 30, 2006	4.11	2.80

        As of February 28, 2008, there were 218 stockholders of record, although we believe that the number of beneficial owners is significantly greater because a large number of shares are held of record by CEDE & Co. As of February 28, 2008, the last reported price of our common stock on the OTC market was $0.36 per share.

        Prior to the Company's adoption of the Plan, our policy had been to reinvest earnings to fund future growth. Accordingly, we generally did not pay cash dividends on our common stock. However, consistent with the Company's Plan, the Company paid the following cash distributions to the holders of its common stock in fiscal year 2007:

Date	Dividend Amount
July 19, 2007	$1.50
November 1, 2007	$0.60

        The distributions under the Plan totaled $2.10 per share or approximately $43.2 million. The Company has determined that 61.21% of the distribution will be considered a taxable dividend in accordance with U.S. Federal income tax rules, and the remaining 38.79% will be considered a non-dividend distribution. This determination was a direct result of the Company's earnings and profits of $26.3 million, requiring the first $26.3 million of distributions to be treated as taxable dividends. The Company's status did not affect the tax determination. Stockholders are encouraged to contact their tax and financial advisors regarding implications and appropriate tax treatment of the distribution.

        The Board of Directors has the authority to abandon the Plan if it deems it appropriate. Consistent with its fiduciary duties, the Board of Directors is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, the Board is reviewing potential acquisitions and the value of the Company's tax assets. If the Board determines that it is in the best interest of the Company to pursue an acquisition, it will likely require the Company to obtain debt and/or equity financing. Even if we obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets. It is unlikely the Board of Directors will make any further distributions to the Company's stockholders under the Plan while it considers the strategic alternatives available to the Company. It is possible that the Board of Directors will, in the exercise of its fiduciary duty, elect to abandon the Plan for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

Issuer Purchases of Equity Securities

        We have no programs to repurchase shares of our common stock. Furthermore, we did not repurchase any of our common stock during the fourth quarter of the last fiscal year.

Equity Compensation Plan Information

        The Company's former 1993 Long-Term Incentive Plan (the "1993 Plan") terminated on December 3, 2003. However, as disclosed in Item 11, Executive Compensation, Mr. Kaiser currently has exercisable options that were granted under the 1993 Plan. At a meeting of the Board of Directors on September 25, 2007, our Board of Directors unanimously resolved to terminate our 2003 Long-Term Incentive Plan (the "2003 Plan") due to the reduction in the Company's workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well. Therefore, there are no currently outstanding options to purchase the Company's securities under the 2003 Plan. We have no other equity compensation plans.

Item 6.    Selected Consolidated Financial Data

        This information has been omitted as the Company qualifies as a smaller reporting company.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We have sold all of our major assets and only a small administrative staff remains to wind up our business. Our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007, and we continue to follow the plan of dissolution. However, consistent with the plan of dissolution and its fiduciary duties, our board of directors will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Our board of directors has in the past year considered whether it is possible, and if it would be in the best interest of the Company, to de-register with the Securities and Exchange Commission (the "SEC") and thereby eliminate the Company's responsibilities to file reports with the SEC. Our board of directors is not currently considering de-registering with the SEC, but may reconsider doing so in the future.

        In the proxy statement filed on February 20, 2007, related to the Special Meeting of stockholders, we estimated that our stockholders would receive distributions in an aggregate amount between $2.91 and $3.25 per share of common stock. As of July 6, 2007, the Company estimated that stockholders of the Company would receive distributions in an aggregate amount between $2.91 and $3.03 per share of common stock. As of October 5, 2007, we estimated that the range in distributions to stockholders was between $2.39 and $2.99. The most recent change in the estimated range resulted primarily from (i) management's estimates of the anticipated expenses that may be incurred as a result of claims relating to the Company's former Latin American operations which were not contemplated by the

Company's former management and whose effect was thus not included in the former estimate range; (ii) claims asserted by Brightpoint in the amount of approximately $1.4 million for indemnity under the agreement relating to the sale of the Company's U.S. business; (iii) failure by the buyer of the Company's Mexican business to remit amounts contemplated to be received, with respect to profits from January 1, 2007, up to the consummation of the transaction; (iv) increased costs related to stockholder issues, including expenses associated with the filing of our proxy statement for the Annual Stockholder's meeting held on July 31, 2007 and related solicitation expenses (approximately $0.9 million), and expenses of our current board associated with the same meeting (approximately $0.3 million).

        On July 19, 2007, we paid a $1.50 per share dividend, resulting in the distribution to stockholders of approximately $30.8 million. On November 1, 2007 we paid an additional $0.60 per share dividend to stockholders, which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

        On December 21, 2007 we announced, consistent with its fiduciary duties, that the Board of Directors is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, the Board is reviewing potential acquisitions and the value of the Company's tax assets. If the Board determines that it is in the best interest of the Company to pursue an acquisition, it will likely require the Company to obtain debt and/or equity financing. Even if we obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets. It is unlikely the Board of Directors will make any further distributions to the Company's stockholders under the Plan while it considers the strategic alternatives available to the Company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that the Board of Directors will, in the exercise of its fiduciary duty, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

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

Discussion of Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to the Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management's most subjective judgments. The most critical accounting policies and estimates are described below. The following is applicable to our discontinued operations.

Revenue Recognition

        Revenue is recognized on product sales when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. The Company does not generally grant rights of return. In instances where right of return is granted at the time of sale, revenue is not recognized until expiration of the right of return. For goods that were considered bill and hold, revenue is recognized when the product is shipped. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management's best judgment and estimates at the time of preparing the financial statements.

        In accordance with contractual agreements with wireless service providers, the Company received an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contained various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provided for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognized revenue for activation commissions when the subscriber activated service less an allowance for estimated deactivations. The Company recognized residual commissions when received. The Company recognized service fee revenue when the service was completed and, if applicable, upon shipment of the related product, whichever was later. The Company recognized revenue for reselling airtime from carriers upon its purchase by consumers. Revenues have been reclassed to discontinued operations.

Vendor Credits and Allowances

        The Company recognized price protection credits, sell-through credits, advertising allowances and volume discounts in the period the agreement was made so long as the terms were supported by a written agreement. If not supported by a written agreement, the Company recognized the same when received.

        Price protection credits and other incentives were applied against inventory and cost of goods sold, depending on whether the related inventory was on-hand or had been previously sold. Sell-through credits were recorded as a reduction in cost of goods sold as the products were sold. Advertising allowances were generally for the reimbursement of specific incremental, identifiable costs incurred by the Company and were recorded as a reduction of the related cost. Allowances in excess of the specific costs incurred, if any, were recorded as a reduction in cost of goods sold or inventory, depending on whether the related inventory was on-hand or had been previously sold.

Stock-Based Compensation

        Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payments" (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the years ended November 30, 2007 and 2006.

        During 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred: (i) the participant's death; (ii) the termination of participant's service as result of disability; (iii) the termination of the participant without cause; (iv) the participant's voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The 2003 Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Plan, prior to the termination of the 2003 Plan on September 25, 2007. Restricted stock issued under the 2003 Plan vested upon the completion of the U.S. Sale and no new shares will be issued.

Adoption of SAB 108

        On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the SEC Staff's views regarding the process of evaluating materiality of financial statement misstatements. SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet. SAB 108 is effective for the Company for the year ended November 30, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded a decrease in accrued expenses of approximately $1.1 million for unspecified obligations and in the allowance for doubtful accounts of approximately $1.0 million for excess general reserves and an increase in retained earnings of approximately $2.1 million to correct errors arising prior to 2003 that were considered immaterial under the Company's previous method of evaluating materiality.

Sales Transactions

        On December 18, 2006, we entered into a definitive agreement (the "U.S. Sale Agreement") with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation ("Brightpoint"), providing for the sale of substantially all of our United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the "U.S. Sale"). Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

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

        Also on December 18, 2006, we entered into a definitive agreement (the "Mexico Sale Agreement") with Soluciones Inalámbricas, S.A. de C.V. ("Wireless Solutions") and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. ("Prestadora"), two affiliated Mexican companies, providing for the sale of all of the Company's Mexico operations (the "Mexico Sale"). The Mexico Sale was a stock acquisition of all of the outstanding shares of our Mexican subsidiaries, and includes our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. ("CII"), our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and were entitled to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. Our Board of Directors unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We anticipate further negotiations to resolve the issue.

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

        The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007. We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. (See footnote 2). The buyer of the Company's U.S. business previously asserted total claims for indemnity against the escrow of approximately $1.4 million, and the remainder, approximately $7.6 million, including accrued interest, was distributed to the Company on October 4, 2007. On December 21, 2007, the Company and Brightpoint entered into a Letter Agreement which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds have been made in accordance with the terms described in the Letter Agreement. In January 2008 the Company received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These are the final amounts to be received under the U.S. Sale Agreement.

        The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. We have not received any pro-rata share of profits and other terms required as of 150 days from the closing date under the Mexico Sale. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers, and if such amounts are received an additional gain will be recognized.

        On March 22, 2007, we signed a letter of intent to sell our operations in Chile (the "Chile Sale") to a group that includes local management for approximately book value. On June 11, 2007, we completed the Chile Sale. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a gain of pre-tax $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the Chile Sale, we no longer have any operating locations.

        On December 2, 2007 the Company received approximately $95,000 from Muniz Ramirez Perez-Taiman representing the final payment due the Company from the 2002 sale of its operations in Peru. The accounts receivable had been previously fully reserved.

Management and Board Changes

        As a result of the U.S. Sale, executive officers and certain employees were entitled to payments under existing employment contracts and change of control agreements. We recognized an expense of $6.6 million for the year ended November 30, 2007, related to payments under these agreements. In addition, upon the closing of the Mexico Sale, an additional $0.3 million related to such payments was expensed for the year ended November 30, 2007.

Cautionary Statements

        On February 20, 2007, we filed a proxy statement with the SEC recommending that stockholders approve the U.S. Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company. On March 28, 2007, our stockholders approved these proposals, and the U.S. Sale closed on March 30, 2007 and the Mexico Sale closed on April 12, 2007. Also on June 11, 2007, we sold our Chile operations and as a result, we no longer have any revenue generating operations. Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, our operating performance was subject to a variety of risks, which are more fully described in Item 1A of our Annual Report on Form 10-K for the twelve months ended November 30, 2006, and our proxy statement filed February 20, 2007. The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in this Form 10-K.

        In the plan of dissolution approved during our Special Meeting of stockholders on March 28, 2007, we stated that no distribution of proceeds from the U.S. and Mexico sales would be made until the investigation by the SEC was resolved (see Part II, Item 1—Legal Proceedings for more information). On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. On June 27, 2007, our Board declared a cash distribution of $1.50 per share on common stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. On November 1, 2007 we paid an additional $0.60 per share dividend to stockholders, which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

        On December 21, 2007 we announced, consistent with its fiduciary duties, that the Board of Directors is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, the Board is reviewing potential acquisitions and the value of the Company's tax assets. If the Board determines it is in the best interest of the Company to pursue an acquisition, it will likely pursue debt financing or equity issuance in order to finance such acquisition. It is unlikely the Board of Directors will make any further distributions to the Company's stockholders under the Plan while it considers the strategic alternatives available to the Company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that the Board of Directors will, in the exercise of its fiduciary duty, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

Fiscal 2007 Compared to Fiscal 2006

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the twelve months ended November 30, 2007 were approximately $15.2 million compared to approximately $12.8 million for the same period in 2006. There was an increase in payroll due to payments under existing employment contracts and change of control agreements and vesting of restricted stock totaling $8.4 million, which such amounts were primarily as a result of the U.S. Sale. The increase in payroll was partially offset by a decline in other selling and general administrative expenses as a result of the wind down of operations.

        Interest Expense.    Interest expense for the twelve months ended November 30, 2007 was approximately $0.2 million compared to approximately $0.5 million for the same period in the prior year. We paid off all of our existing debt in March 2007 in conjunction with the U.S. Sale transaction.

Interest expense related to the Amended Facility and the Term Loan has been allocated to discontinued operations. In 2006 interest expense was allocated to discontinued operations based on working capital and a percentage of revenues, by subsidiary, due to the large amount of borrowing activity. In 2007, it was decided that 90% of the interest expense would be allocated to discontinued operations based on the small amount of borrowings in the four months before the sale. The total interest expense allocated to discontinued operations was $2.2 million in 2007 and $3.4 million in 2006.

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

        From September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng's shares of our common stock, approximately 474,000 shares. The transaction closed on April 12, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the twelve months ended November 30, 2007. At November 30, 2007, the shares of stock previously owned by Mr. Horng were included in treasury stock.

        Income Taxes.    We have an income tax benefit from continuing operations of approximately $11.5 million for the twelve months ended November 30, 2007 and approximately $4.2 million for the same period in 2006. Discontinued operations included in the consolidated statement of operations is shown net of taxes of approximately $15.9 million for the twelve months ended November 30, 2007 reflecting a tax rate of 35% on gains on sales. Discontinued operations included in the statements of operations is shown net of taxes of approximately $7.1 million for the twelve months ended November 30, 2006, reflecting a tax rate of 35%. The difference between these amounts and the Company's consolidated provision has been included in as a tax benefit in continuing operations for the twelve months ended November 30, 2007. In 2007 and 2006, we used the loss from continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to CII. The benefit in 2007 was partially reduced by the closing of the Mexico Sale which increased the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

        In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. For further discussion, please see footnote 8.

        Discontinued Operations.    As discussed in footnote 2 to the Consolidated Financial Statements, during the second quarter of 2007, we sold our operations in the U.S., Miami and Mexico and during the third quarter of 2007 sold our operations in Chile. As a result of these transactions we no longer have any operations. Results for these operations beginning December 1, 2006 and continuing through the respective sale date are recorded in Discontinued Operations. For 2007, the Company recorded earnings from discontinued operations of $29.5 million compared to $13.1 million in 2006. During 2007 the Company recorded a pre-tax gain on sale of countries of $46.3 million. There were no gains or losses on sales in 2006. Partially offsetting this gain in 2007 was a lower operating income amount. For 2007, the Company recorded operating income of $3.0 million compared to $28.4 million in 2006, primarily due to substantially fewer months of operations.

Liquidity and Capital Resources

        The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007; $8.8 million had been placed in an escrow account and subject to any indemnity claims by the buyers of the Company's U.S. business. A portion of the proceeds from the sale was used to pay off the Company's bank debt (see footnote 7). We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. Brightpoint asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company objected to these claims. Brightpoint also proposed negative adjustments to the net working capital of approximately $1.4 million, which these claims for adjustment were largely the same as the claims for indemnity asserted against the escrow account. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount included accrued interest. On December 21, 2007, we entered into a Letter Agreement (the "Letter Agreement") with Brightpoint which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds in respect thereof were made in accordance with the terms described in the Letter Agreement. Pursuant to the Letter Agreement, in January 2008 we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

        Prior to the sales of our operations, we were able to use funds generated from each of the respective operations, trade credit lines available from our suppliers, borrowings under our revolving credit facility, factoring of accounts receivable, and sale of assets to meet our operating needs. Subsequent to the sale of our operations, we will meet our needs with existing funds and interest and investment income generated by the Company's cash and cash equivalents. At November 30, 2007, we had cash and cash equivalents of $11.8 million.

Operating Activities

        The net cash we received from and used in operating activities for the years ended November 30, 2006 and 2007 was $14.6 million and ($2.6) million, respectively. The decrease in fiscal year 2007 is primarily a result of the sale of our U.S., Miami, Mexico and Chile operations.

Investing Activities

        The net cash we received from investing activities for the years ended November 30, 2006 and 2007 was $0.4 million and $82.8 million, respectively. The increase in fiscal year 2007 is primarily a result of the sale of our U.S., Miami, Mexico and Chile operations, for which we received proceeds of $83.0 million.

Financing Activities

        On March 31, 2006, we entered into an Amended & Restated Loan and Security Agreement (the "Amended Facility") with a bank, which extended the term of our previous facility until September 27, 2009. The borrowing rate under the revolver of the Amended Facility was prime for the prime rate option and London Interbank Offered Rate ("LIBOR") plus 2.5% for the LIBOR option.

        At November 30, 2006, we had outstanding $1.9 million of 12% Senior Subordinated Notes (the "Senior Notes") due January 2007 bearing interest at 12%.

        On August 31, 2006, we entered into a Term Loan and Security Agreement (the "Term Loan") with a finance company for up to $12.3 million to refinance the Senior Notes. The borrowing rate under the Term Loan was LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan was to mature September 27, 2009. The Term Loan was to be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan.

        On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.1 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale. An early termination fee of $0.5 million was paid in conjunction with the pay off of the Amended Facility and was recognized as a charge to earnings in the quarter ended May 31, 2007. As of November 30, 2007 the Company did not have any Term Loans, Notes or other forms of long-term debt. The historical Term Loans or Senior Notes have been paid off.

        The net cash we received from financing activities for the years ended November 30, 2006 and 2007 decreased from $1.9 million to cash used of $89.0 million, respectively. The decrease in fiscal year 2007 is largely due to payments we made on the Term Loan and Amended Facility as a result of the sale of our U.S., Miami, Mexico and Chile operations. We also paid distributions to our stockholders of $2.10 per share or approximately $43.2 million, pursuant to the Plan.

Contractual Obligations

        We have agreements with two employees to assist with the final wind down of our business. Under the agreements, the employees are to receive their base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payments remaining under these agreements at November 30, 2007 is $145,000, and we expect to pay this amount out of our available cash.

        Included in accounts payable at November 30, 2007, is approximately $14.2 million associated with liabilities which may be resolved in the liquidation process. In the event these liabilities are resolved for less than book value, net operating loss carryforwards will be used to offset any tax liability associated with reductions of the recorded liabilities.

New Accounting Pronouncements

        Footnote 1 of the Notes to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended November 30, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no changes during the year ended November 30, 2007, to the significant accounting policies used in the preparation of our Consolidated Financial Statements.

Adoption of SAB 108

        On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the SEC Staff's views regarding the process of evaluating materiality of financial statement misstatements. SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet. SAB 108 is effective for the Company for the year ended November 30, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded a decrease in accrued expenses of approximately $1.1 million for unspecified obligations and in the allowance for doubtful accounts of approximately $1.0 million for excess general reserves and an increase in retained earnings of approximately $2.1 million to correct errors arising prior to 2003 that were considered immaterial under the Company's previous method of evaluating materiality.

Accounting Pronouncements Not Yet Adopted

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value and, while not expanding or requiring new fair value measurements, the application of this statement may change current practices. The requirements of SFAS 157 are effective for the fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the adoption of this standard on December 1, 2008 is limited to financial assets and liabilities. The Company is still in the process of evaluating this standard and therefore has not yet determined the impact that it will have on our financial statements.

        In December 2007, the FASB released Statement No. 141 R, "Business Combinations" ("SFAS 141R"), which establishes principles for how the acquirer shall recognize acquired assets, assumed liabilities and any noncontrolling interest in the acquiree, recognize and measure the acquired goodwill in the business combination, or gain from a bargain purchase, and determines disclosures associated with financial statements. This statement replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The requirements of SFAS 141R apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

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

Item 7(A).    Quantitative and Qualitative Disclosures About Market Risk

        This information has been omitted as the Company qualifies as a smaller reporting company.

Item 8.    Consolidated Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of Grant Thornton LLP

        As disclosed in our Form 8-K filed with the SEC on September 4, 2007, we received a letter from Grant Thornton LLP ("Grant Thornton") on August 28, 2007 stating that Grant Thornton resigned as the independent registered public accounting firm of CLST Holdings, Inc.

        Grant Thornton's reports on our consolidated financial statements for each of the fiscal years ended November 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended November 30, 2006 and 2005 and through August 28, 2007, there were no disagreements with Grant Thornton on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have caused them to make references to the subject matter in connection with their reports of our consolidated financial statements for such periods.

        During the fiscal years ended November 30, 2006 and 2005 and through August 28, 2007, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulations S-K, except for the material weaknesses in internal control over financial reporting described in the following paragraph.

        In our Annual Report on Form 10-K for the year ended November 30, 2005, we reported that we had the following material weaknesses in our internal controls:

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

Grant Thornton's report on the Company's internal control over financial reporting stated that based on the effect of these material weaknesses on the achievement of the objectives of the control criteria, we had not maintained effective internal control over financial reporting as of November 30, 2005.

Engagement of Whitley Penn LLP

        As further disclosed in our Form 8-K filed with the SEC on September 4, 2007, on August 31, 2007 we engaged Whitley Penn LLP ("Whitley Penn") as our new principal independent registered public accounting firm to audit our financial statements for the fiscal year ended November 30, 2007. The decision to engage Whitley Penn was approved by our Board of Directors. On the same date, Whitley Penn advised the Company that it was accepting the position as the Company's new principal independent registered public accounting firm for the year ending November 30, 2007.

        During the last two fiscal years and through August 31, 2007, we did not consult with Whitley Penn regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event per Item 304(a)(2)(ii) of Regulation S-K.

Item 9A(T).    Controls and Procedures

        There were changes in our internal control over financial reporting during the year ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the U.S. Sale on March 30, 2007 and the Mexico Sale on April 12, 2007. In conjunction with the U.S. and Mexico Sales, a substantial number of our employees either resigned or transferred to the acquiring entities. Also as a result of the U.S. Sale, the Chief Executive Officer, Chief Administrative Officer, and Chief Financial Officer resigned. To supplement controls, we used consultants to perform reviews of certain key reconciliations and accounting records that were previously performed by employees. Additionally on June 11, 2007, we completed the sale of our operations in Chile. We anticipate that changes will continue to be made to our internal controls as a result of the reduction of employees and consolidation of functions to reflect our new size and on-going wind down of operations.

        Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective at November 30, 2007.

        The Company is neither a large accelerated filer nor an accelerated filer as those terms are defined in SEC Rule 12b-2. Beginning with our filing deadline for our Annual Report on Form 10-K for Fiscal 2008, we will have to include management's evaluation of internal control over financial reporting (Item 308T(a) of Regulation S-K) and the full text-version of the CEO and CFO certifications referencing management's responsibility for internal controls. However, in this fiscal year the Company will not have to include the auditor attestation on internal control required by Item 308(b) of Regulation S-K. Management's evaluation will have to disclose that the annual report does not include such an auditor attestation and that it was not subject to attestation pursuant to temporary rules of the SEC with our Annual Report on Form 10-K for Fiscal 2009, we will have to include both management's evaluation of internal control and the auditor attestation.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names, ages, and titles of executive officers and directors of the Company as of November 30, 2007:

Robert A. Kaiser	54	Chairman of the Board, Director, Chief Executive Officer, President, Chief Financial Officer and Treasurer
Timothy S. Durham	45	Director, Secretary
Manoj Rajegowda	27	Director

        Robert A. Kaiser, 54, currently serves as the Company's Chairman of the Board, which he was elected to on August 7, 2007, and as Chief Executive Officer, President, Chief Financial Officer and Treasurer, which positions he was elected to on September 25, 2007. Mr. Kaiser has served as a director of the Company since May 2, 2005 and also previously served as Chairman of the Board of Directors of the Company from May 2, 2005 until his resignation on April 17, 2007. Mr. Kaiser is currently serving a one year term as director. Mr. Kaiser also served as Senior Vice President and Chief Financial Officer of the Company from December 21, 2001 until October 2, 2003, when the Board of Directors named him President and Chief Operating Officer of the Company, which he served as until March 30, 2007, when he resigned in connection with the completion of the sale of substantially all of the Company's assets. Mr. Kaiser was also promoted to Chief Executive Officer on May 1, 2004, with which he served consecutively as President and Chief Operating Officer until March 30, 2007.

        Timothy S. Durham, 45, is currently serving a three year term as director and was elected as Secretary of the Company on August 7, 2007. Mr. Durham is the Chairman and Chief Executive Officer of Obsidian Enterprises, Inc. ("Obsidian"), a private holding company that invests in small and mid cap companies in basic industries such as manufacturing and transportation. As Chief Executive Officer of Obsidian, Mr. Durham is responsible for strategic direction and financial issues. Mr. Durham also serves as Chairman of Fair Holdings, Inc. ("Fair Holdings"), a financial services company, where his responsibilities include strategic direction and financial issues. He has held such positions with Obsidian and Fair Holdings for more than five years. Mr. Durham also serves as a director of National Lampoon, Inc. and has done so since 2002.

        Manoj Rajegowda, 27, is currently serving a two year term as director. Mr. Rajegowda is a Senior Analyst at MC Investment Partners, LLC, a private equity/hedge fund firm, and has held such position since September 2006. Prior to working for MC Investment Partners, LLC, Mr. Rajegowda worked as a contract consultant for Global Environment Fund, a private equity fund, from June 2006 to August 2006 and as an Analyst at Bear, Stearns & Co., an investment banking firm, from June 2004 to December 2005. Prior to working for Bear, Stearns & Co., Mr. Rajegowda received a B.A. from Princeton University in 2002 and a masters degree in bioscience from Keck Graduate Institute in 2004.

        The Company does not maintain key man insurance on the life of any officer of the Company. The loss or interruption of the continued full-time service of the Company's executive officers and key employees could have a material adverse impact on the Company's business. The inability of the Company to retain such necessary personnel could also have a material adverse effect on the Company.

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

        While Ms. Rodriguez resigned from her previous positions as Senior Vice President, General Counsel, and Secretary of the Company and terminated her employment agreement, she remained employed by the Company as an at-will employee without an employment agreement until her resignation on August 7, 2007. On July 5, 2007, the Board named Ms. Rodriguez as Secretary of the Company. On August 7, 2007, the Board named Timothy S. Durham, a director, as Secretary of the Company and removed Ms. Rodriquez from that position.

        On July 31, 2007, we held our annual stockholder meeting (the "Annual Meeting") in order to elect the board of directors (the "Board"). The Company's slate of director nominees consisted of Jere W. Thompson as the Class I director for a term of one year, John L. Jackson as the Class II director for a term of two years, and Dale V. Kesler as the Class III director for a term of three years, all of whom were current members of the Board. Timothy S. Durham, a significant stockholder in the Company, filed a definitive proxy statement with the SEC on July 12, 2007 in opposition to the Company's proxy statement, whereby he urged the Company's stockholders to elect a different slate of directors consisting of Robert Kaiser as the Class I director for a term of one year, Manoj Rajegowda as the Class II director for a term of two years, and Timothy S. Durham as the Class III director for a term of three years. On August 7, 2007 the Annual Meeting was reconvened to announce the final results of the stockholder vote.

        At the Annual Meeting, the stockholders elected Timothy S. Durham as a Class III director for a term of three years and Manoj Rajegowda as a Class II director for a term of two years, and reelected Robert Kaiser, who was a current member of the Company's Board but was not up for reelection on the Company's slate, as a Class I director for a term of one year. The Board subsequently appointed Mr. Kaiser as Chairman of the Board and Mr. Durham as Secretary of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

        Based solely on the Company's review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company's executive officers, directors, and greater than 10% beneficial owners were complied with for the Company's 2007 fiscal year.

Code of Ethics

        The information required by this item regarding the Company's code of ethics is provided under the heading "Available Information and Code of Ethics" in Part I of this Form 10-K, which is incorporated herein by reference.

Corporate Governance

        There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

        Audit Committee Financial Expert.    The Company does not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. In light of our limited operations at this time, our board of directors has determined that it will postpone any decision on whether to search for an audit committee financial expert until such time as the board can more accurately ascertain whether it will implement the Plan or pursue a strategic alternative with a view to maximizing stockholder value.

Item 11.    Executive Compensation

Summary Compensation Table.

        The following table sets forth certain information regarding compensation earned by or paid to all individuals serving as our Chief Executive Officer during fiscal year 2007 and our two most highly compensated executive officers (other than the Chief Executive Officer) who served as executive officers during fiscal year 2007 (the "Named Executive Officers"), for each of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($) (*)	Stock Awards ($)		Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Robert A. Kaiser(6), Chairman and Chief Executive Officer	2007 2006	295,250 650,000	— 390,000	627,500 149,100	(1) (1)	5,300 29,590	N/A N/A	N/A N/A	3,823,500 22,660	(2)(3)(4)(5) (2)	4,751,550 1,241,350
Michael Farrell(7), Chief Executive Officer	2007 2006	104,050 250,000	— 90,000	82,350 38,730	(1) (1)	— —	N/A N/A	N/A N/A	756,370 7,330	(2)(4) (2)	942,770 386,060
Sherrian Gunn(8), Chief Executive Officer	2007 2006	191,890 128,550	— 30,850	31,660 5,540	(1) (1)	460 1,660	N/A N/A	N/A N/A	16,430 5,625	(2) (2)	240,440 172,225
Elaine F. Rodriguez(9), Senior Vice President, Secretary and General Counsel	2007 2006	236,940 285,000	— 79,800	81,100 27,670	(1) (1)	2,790 19,870	N/A N/A	N/A N/A	789,830 6,980	(2)(4) (2)	1,110,660 419,320
Raymond Durham(10), Senior Vice President and Chief Financial Officer	2007 2006	95,930 200,000	— 64,000	81,100 27,670	(1) (1)	1,760 9,220	N/A N/A	N/A N/A	534,780 5,815	(2)(4) (2)	713,570 306,705

(*)
Bonus information includes payments earned in the stated fiscal year but actually paid in the subsequent fiscal year.

(1)
On March 30, 2007, the Restricted Stock Awards vested in connection with the sale of the Company's United States and Miami-based Latin American operations.

(2)
Consists of Company matching contributions to the Named Executive Officer's 401(k) plan. For Ms. Gunn, this amount assumes the maximum matching benefit available to Ms. Gunn under the Company's 401(k) plan.

(3)
On August 28, 2007, the Board authorized the retention of Mr. Kaiser as a consultant to the Company for the sum of $20,000 per month, on a month to month basis, terminable at will by either party. For the year ended November 30, 2007, Mr. Kaiser received $84,000 in consultant payments. As of January 1, 2008, Mr. Kaiser is now an employee of the Company.

(4)
Includes Change of Control payments in 2007: Mr. Kaiser, $3.6 million; Mr. Farrell, $680,000; Ms. Rodriguez, $729,600; Mr. Raymond Durham, $528,000.

(5)
Includes Board of Director Fees of $25,792.

(6)
Mr. Kaiser served as President and Chief Executive Officer until March 30, 2007, when he resigned in connection with the completion of sale of the Company's United States and Miami-based Latin American operations. Mr. Kaiser served as Chairman of the Board of Directors until April 17, 2007. Mr. Kaiser was subsequently reelected as Chairman on August 7, 2007, and Chief Executive Officer on September 25, 2007.

(7)
On March 30, 2007, Mr. Farrell was named President and Chief Executive Officer of the Company in addition to his then current positions as Executive Vice President of Finance, Chief Administrative Officer and Treasurer, positions to which Mr. Farrell was appointed on November 15, 2005. On April 9, 2007, Mr. Farrell resigned as President, Chief Executive Officer, Executive Vice President of Finance, Chief Administrative Officer and Treasurer of the Company.

(8)
Ms. Gunn served as Chief Executive Officer and Chief Financial Officer from April 9, 2007 until August 31, 2007, when she resigned as an officer of the Company.

(9)
Ms. Rodriquez served as Senior Vice President, Secretary and General Counsel until her resignation on May 18, 2007.

(10)
Mr. Raymond Durham served as Senior Vice President and Chief Financial Officer until his resignation on April 16, 2007.

        The amounts reported in the Stock Awards and Option Awards columns reflect the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended November 30, 2007 and 2006 of awards of stock options and restricted stock or restricted stock units to each of the Named Executive Officers, calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), and were calculated using certain assumptions, as set forth in footnote 1 to our audited financial statements for the fiscal year ended November 30, 2007 and 2006, included herein. These amounts may include amounts from awards granted in and prior to 2005.

Outstanding Equity Awards at Fiscal Year End November 30, 2007.

        The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers as of November 30, 2007.

	Option Awards (1)							Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Robert A. Kaiser, Chairman and Chief Executive Officer	80,000 50,000	(2) (2)	— —	— —	$ $	4.60 5.45	12/21/2011 1/22/2013	— —	— —	— —	— —
Michael Farrell, Chief Executive Officer(2)	—		—	—		—	—	—	—	—	—
Sherrian Gunn, Chief Executive Officer(2)	—		—	—		—	—	—	—	—	—
Elaine F. Rodriguez, Senior Vice President, Secretary and General Counsel(2)	—		—	—		—	—	—	—	—	—
Raymond Durham, Senior Vice President and Chief Financial Officer(2)	—		—	—		—	—	—	—	—	—

(1)
The Company's former 1993 Long-Term Incentive Plan (the "1993 Plan") terminated on December 3, 2003. However, Mr. Kaiser, as disclosed in the following footnote, currently has exerciseable options that were granted under the 1993 Plan. At a meeting of the Board of Directors on September 25, 2007, the Board of Directors unanimously resolved to terminate the Company's 2003 Long-Term Incentive Plan (the "2003 Plan") due to the reduction in the Company's workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well. Therefore, there are currently no outstanding options to purchase the Company's securities under the 2003 Plan. The Company has no other equity compensation plans.

(2)
Mr. Kaiser was granted options under the 1993 Plan to purchase 80,000 shares of the Company's common stock on December 12, 2001, and 50,000 shares of the Company's common stock on January 22, 2003. Each of these options vested with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant. Unexercised options held by Mr. Farrell, Ms. Gunn, Ms. Rodriguez and Mr. Raymond Durham pursuant to the 1993 Plan, if any, expired upon the termination of the executive officer's employment with the Company.

Compensation of Executive Officers.

        Employment Contracts and Termination of Employment and Change in Control Arrangements.    The Company maintained employment agreements with Mr. Kaiser, Mr. Farrell, and Ms. Rodriguez and severance agreements with Mr. Raymond Durham and Ms. Gunn (collectively, the "Agreements" or individually, an "Agreement"). In connection with the sale of the Company's United States and Miami-

based Latin American operations, the related sale agreement required as a condition of closing that the Company pay all amounts due Mr. Kaiser under his Agreement with the Company, including payments due as a result of a change in control of the Company resulting from the sale. To receive those payments, Mr. Kaiser's employment with the Company had to be terminated. Although Mr. Kaiser would have preferred to remain as Chief Executive Officer and President of the Company after the closing until he believed he had fulfilled the responsibilities of those positions, he agreed to resign on March 30, 2007, so that the closing could be completed. Mr. Kaiser continued to serve on the Board of Directors throughout 2007, including after his election to the Board of Directors on August 7, 2007. On August 7, 2007, Mr. Kaiser was appointed Chairman of the Board. On August 28, 2007, the Board authorized the retention of Mr. Kaiser as a consultant to the Company for a sum of $20,000 a month on a month to month basis, terminable at will by either party. On September 25, 2007, in addition to his duties as Chairman, he was appointed Chief Executive Officer, Chief Financial Officer, and Treasurer.

        Mr. Farrell, Ms. Rodriguez, and Mr. Raymond Durham, resigned after the closing of the sale of the Company's United States and Miami-based Latin American operations and the sale of the Company's Mexico operations to reduce the costs to the Company and to receive payments due them under their Agreements, including payments due as a result of a change in control of the Company. Mr. Farrell's, Ms. Rodriguez's, and Mr. Raymond Durham's Agreements were terminated on April 9, 2007, May 18, 2007, and April 16, 2007, respectively. In connection with the resignations, the Company paid Mr. Kaiser, Mr. Farrell, Mr. Raymond Durham, and Ms. Rodriguez $3.6 million, $680,000, $528,000, and $729,600, respectively. Furthermore, on March 30, 2007, any Restricted Stock Awards held by such persons vested in connection with the sale of the Company's United States and Miami-based Latin American operations.

        On April 5, 2007, the Board of Directors unanimously approved the election of Sherrian Gunn as Chief Executive Officer and Chief Financial Officer of the Company, effective upon the resignation of Mike Farrell and Raymond Durham, Sr. Mr. Farrell resigned April 9 2007, and Mr. Raymond Durham resigned on April 16, 2007. On April 17, 2007, the Board unanimously approved the election of Ms. Gunn as Chief Financial Officer and Treasurer, in addition to her role as Chief Executive Officer and President. Ms. Gunn, who is 51 years old, joined the Company in 2001 as Controller—U.S. Region. In August of 2002, she was given the title of Director of Investor Relations, and in January of 2006, she was promoted to Vice President, Investor Relations and Treasury.

        Ms. Gunn entered into an employment agreement on April 9, 2007, whereby Ms. Gunn agreed to remain employed by the Company to provide wind-down services to the Company in connection with the dissolution and liquidation of the Company. Pursuant to the terms of the agreement, Ms. Gunn agreed to continue her employment with the Company for twelve months at an annual salary of $160,688, which could be extended by mutual agreement of the parties. In addition, Ms. Gunn was entitled to receive $257,100 following her termination without cause by the Company, or $266,100 upon her resignation following a change in control of the Company, as such term is defined in the agreement, plus, in each case, any remaining salary that would have been paid through the end of the term of her employment agreement, conditioned upon Ms. Gunn's execution of a supplemental release. Ms. Gunn was also entitled to receive a closing bonus upon completion of the term, plus one extension of the term, if necessary. On August 31, 2007, Ms. Gunn resigned from the Company and ceased to provide wind-down services to the Company. Included in her resignation was a demand of the Company to pay the severance depicted in her agreement due to a change in control. The Company disagrees with her position and to date has not paid to her the severance amounts of her agreement. On October 30, 2007, Ms. Gunn filed suit against the Company seeking severance payments and other amounts, totaling approximately $365,000 plus attorney fees and interest. The Company is vigorously defending the claim.

        While Ms. Rodriguez resigned from her previous positions as Senior Vice President, General Counsel, and Secretary of the Company and terminated her Employment Agreement, she remained employed by the Company as an at-will employee without an employment agreement through August 7, 2007.

Compensation of Directors.

        The following table provides information concerning compensation of the Company's directors for the fiscal year ended November 30, 2007.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Timothy S. Durham	5,580	—	—	N/A	N/A	—	5,580
Manoj Rajegowda	5,080	—	—	N/A	N/A	—	5,080
Dale V. Kesler	75,630	25,180	—	N/A	N/A	—	100,810
Jere W. Thompson	56,880	25,180	—	N/A	N/A	—	82,060
John L. ("J.L.") Jackson	74,880	25,180	—	N/A	N/A	—	100,060
Dr. Da Hsuan Feng	53,880	25,180	—	N/A	N/A	—	79,060

(1)
On March 30, 2007, the Restricted Stock Awards vested in connection with the sale of the Company's United States and Miami-based Latin American operations.

        During the last completed fiscal year and prior to July 17, 2007, each director of the Company who was not an officer or other employee of the Company received an annual retainer fee of $25,000, plus $1,500 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $750 for each telephonic Board of Directors or committee meeting that he attended. To the extent that any committee meeting was held on the same day as a full Board of Directors meeting or another committee meeting, only one $1,500 or $750 fee (as applicable) was paid. The Company also paid a per diem fee of $1,500 to each non-employee director for each day such director performed additional services for the Company at the request of the Chief Executive Officer. From Mr. Kesler's election as Chairman of the Board on April 17, 2007, the Company paid him $300 per hour for his services as Chairman.

        From July 17, 2007 through November 30, 2007, each director of the Company who was not an officer or other employee of the Company received an annual retainer fee of $10,000, plus $750 for each meeting of the Board of Directors or committee of the Board of Directors that he attended and $500 for each telephonic Board of Directors or committee meeting that he attended. Effective September 2007, the board eliminated the $300 per hour fee for the services of the Chairman.

        Historically, we issued shares of restricted stock to our employees and executive officers pursuant to our 2003 Plan. The number of shares to be granted under the 2003 Plan was determined by the Board of Directors at the time of the grant based upon the pool of shares then available for grant. The awarded shares vested at the rate of 33 1/3% per year on each anniversary date of grant and were subject to such other terms and conditions as may be contained in the form of restricted stock award agreement generally used by the Company at the time of grant. As disclosed in Part II of this Form 10-K, under the heading "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information," the Company's 2003 Plan was cancelled on September 25, 2007. From November 30, 2006 until September 25, 2007, each non-employee director who was then serving as such received a grant of 4,500 shares of restricted stock. No options were granted to directors during fiscal year 2007.

        As of November 30, 2007, directors who were also employees of the Company received no additional compensation for serving as directors. All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof. There were no other arrangements pursuant to which any director was compensated for any service provided as a director during fiscal 2007, other than as set forth above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

        The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of February 28, 2008, by each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Michael A. Roth and Brian J. Stark c/o Stark Investments 3600 South Lake Drive St. Francis, Wisconsin 53235	3,267,254	(2)	15.9%
S. Nicholas Walker Deltec House Lyford Cay P.O. Box N1717 Nassau NP, Bahamas	1,383,170	(3)	6.7%

(1)
Based on 20,553,205 shares outstanding as of February 28, 2008.

(2)
Based on an amended Schedule 13G filed with the SEC on February 14, 2007 by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13d-1(k) under the Securities Exchange Act of 1934, as amended. Mr. Roth and Mr. Stark reported shared voting and dispositive power with respect to all shares shown as beneficially owned in such filing. The 3,267,254 shares of common stock and percentage ownership represent the combined indirect holdings of Michael A. Roth and Brian J. Stark. All of the foregoing represents an aggregate of 3,267,254 shares of Common Stock held directly by Stark Master Fund Ltd. ("Stark"). The Reporting Persons are the Managing Members of Stark Offshore Management LLC ("Stark Offshore"), which serves as the investment manager of Stark. Through Stark Offshore, Michael A. Roth and Brian J. Stark share voting and dispositive power over all of the foregoing shares.

(3)
Based on an amended Schedule 13D filed with the SEC on February 27, 2008 by S. Nicholas Walker, The Lion Fund Limited, York Lion Fund, L.P., York Liquidity, LP, York Asset Management Limited and York GP, Ltd. Each individual owner reported sole voting and dispositive power with respect to his or its individual shares. Mr. Walker may be deemed the beneficial owner of 843,270 shares of common stock of the Company by him by reason of his position as the Managing Director of York Asset Management Limited, a company organized in the Commonwealth of the Bahamas, and 539,900 shares of common stock of the Company by reason of his position as the Managing Director of York GP, Ltd., a Cayman Islands exempted company.

Security Ownership of Management

        The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of February 28, 2008, by (i) each Named Executive Officer of the Company for whom compensation was reported under Item 11, Executive Compensation; (ii) each current director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Robert A. Kaiser	327,423	(2)	1.6%
	Michael Farrell		(3)%
	Sherrian Gunn	9,534	(4)	* %
	Elaine F. Rodriguez		(5)%
	Raymond Durham		(6)%
	Timothy S. Durham	753,394	(7)	3.7%
	Manoj Rajegowda		(8)
Directors and Named Executive Officers as a Group		1,090,351		5.3%

*
Less than 1%.

(1)
Based on 20,553,205 shares outstanding as of February 28, 2008.

(2)
Includes 36,901 shares held in a partnership controlled by Mr. Kaiser and his wife. Also includes options to exercise 130,000 shares of common stock, 80,000 of which expire on December 12, 2011 and 50,000 of which expire on January 22, 2013.

(3)
Mr. Farrell does not beneficially own any securities of the Company.

(4)
Based on a Form 3 filed with the SEC on April 9, 2007. Ms. Gunn's holdings consist solely of shares of common stock.

(5)
Ms. Rodriguez does not beneficially own any securities of the Company.

(6)
Mr. Raymond Durham does not beneficially own any securities of the Company.

(7)
Mr. Timothy Durham's holdings consist solely of shares of common stock.

(8)
Mr. Rajegowda does not beneficially own any securities of the Company.

Equity Compensation Plan Information

        The Company's equity compensation plan information is provided in Part II of this Form 10-K, under the heading "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information," and is incorporated herein by reference.

Changes in Control.

        To management's knowledge, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        None.

        The Company's board of directors has adopted the independence standards of NASDAQ as its independence standards. In assessing the independence of its directors, the board has determined that Mr. Rajegowda is an independent director of the Company and that Messrs. Durham and Kaiser are not independent directors.

Item 14.    Principal Accounting Fees and Services

        The following table summarizes the fees billed by Grant Thornton LLP for services rendered for the fiscal years ended November 30, 2007 and November 30, 2006 (in thousands).

	2007	2006
Audit Fees(1)	$852	2,331
Audit-Related Fees(2)	26	19
Tax Fees(3)	—	72
All Other Fees	20	—

TOTAL	$898	2,422

(1)
"Audit Fees" includes fees and expenses billed for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings. For fiscal 2007 and 2006, respectively, the amount includes approximately $0.9 million and $1.4 million related to the financial statement audit and $0 and $0.9 million related to compliance with Section 404 of Sarbanes-Oxley.

(2)
"Audit-Related Fees" includes fees billed for services that are related to the performance of the audit or review of the Company's financial statements (which are not reported above under the caption "Audit Fees"). For fiscal 2007 and 2006, the amount relates to an audit of the Company's 401k plan.

(3)
"Tax Fees" for fiscal 2006 include fees for statutory tax reporting in Mexico.

        The following table summarizes the fees billed by Whitley Penn LLP for services rendered for the fiscal years ended November 30, 2007 and November 30, 2006 (in thousands).

	2007	2006
Audit Fees(1)	$31	—
Audit-Related Fees(2)	—	—
Tax Fees	—	—
All Other Fees	—	—

TOTAL	$31	—

(1)
"Audit Fees" includes fees and expenses billed for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings. For fiscal 2007, the amount relates to the review of financial statements included in the Company's quarterly reports on Form 10-Q.

(2)
"Audit-Related Fees" includes fees billed for services that are related to the performance of the audit or review of the Company's financial statements (which are not reported above under the caption "Audit Fees").

        The Audit Committee has considered whether the provision of non-audit services by Whitley Penn is compatible with maintaining the principal accountant's independence, and has determined that it is. The Audit Committee has sole authority to engage and determine the compensation of the Company's independent auditor. Pre-approval by the Audit Committee is required for any engagement of Whitley Penn, subject to certain de minimis exceptions. Annually, the Audit Committee pre-approves services to be provided by Whitley Penn.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following are filed as part of this Annual Report on Form 10-K:

(1)
Consolidated Financial Statements

    See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

  (2)
  Financial Statement Schedules

    See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

  (3)
  Exhibits

An index identifying the exhibits to be filed with this Form 10-K is provided below.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
2.1	Asset Purchase Agreement, dated December 18, 2006, related to the U.S. Sale (Schedules and exhibits have been omitted, and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request).	Current Report on Form 8-K.	December 19, 2006
2.2
	Stock Purchase Agreement, dated December 18, 2006, related to the Mexico Sale (Schedules and exhibits have been omitted, and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request).	Current Report on Form 8-K.	December 19, 2006
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the "Certificate of Incorporation").	Form 10-Q for the quarter ended August 31, 1995.	October 13, 1995
3.2	Certificate of Amendment to Certificate of Incorporation.	Form 10-Q for the quarter ended May 31, 1998.	July 14, 1998
3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Form 10-K for the fiscal year ended November 30, 2002.	February 28, 2003
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Form 10-Q for the quarter ended February 28, 2007.	April 9, 2007
3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 are incorporated into this item by reference.	See above.
4.2	Specimen Common Stock Certificate of CLST Holdings, Inc.		Filed herewith.
10.1
	Amended and Restated Loan and Security Agreement, dated as of March 31, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as the arranger and administrative agent.	Form 10-Q for the quarter ended February 28, 2006.	April 10, 2006
10.2
	Consent, dated as of May 25, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.	Current Report on Form 8-K.	May 31, 2006
10.3
	First Amendment to Amended and Restated Loan Agreement, dated as of July 12, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, Bank of America, N.A., and Wells Fargo Foothill, Inc.	Current Report on Form 8-K.	July 12, 2006
10.4
	Second Amendment to Amended and Restated Loan Agreement, dated August 31, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.	Current Report on Form 8-K.	September 1, 2006

10.5
	Waiver, effective as of October 4, 2006, executed by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.	Form 10-Q for the quarter ended August 31, 2006.	October 5, 2006
10.6
	Waiver and Consent, as of October 26, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.	Current Report on Form 8-K.	November 1, 2006
10.7
	Third Amendment to Amended and Restated Loan Agreement, dated October 31, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, Wells Fargo Foothill, Inc., as agent and a lender, and Bank of America, N.A., and Textron Financial Corporation, as lenders.	Current Report on Form 8-K.	November 1, 2006
10.8
	Term Loan and Security Agreement, dated August 31, 2006, by and among CellStar Corporation and each of CellStar Corporations' subsidiaries signatory thereto, as borrowers, and CapitalSource Finance LLC, as agent and lender.	Current Report on Form 8-K.	September 1, 2006
10.9
	First Amendment to Term Loan and Security Agreement, dated October 31, 2006, by and among CellStar Corporation and each of CellStar Corporation's subsidiaries signatory thereto, as borrowers, and CapitalSource Finance LLC, as agent and lender.	Current Report on Form 8-K.	November 1, 2006

10.10	Letter Agreement dated as of August 31, 2006, by and between CellStar Corporation and Quattro Global Capital LLC.	Current Report on Form 8-K.	September 7, 2006
10.11	Form of Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Current Report on Form 8-K.	November 21, 2005
10.12	Form of Amendment to Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.*	Annual Report on Form 10-K	February 12, 2007
10.13	First Amendment to Amended and Restated Employment Agreement, executed May 2, 2005, by and among CellStar, Ltd., CellStar Corporation and Robert Kaiser.*	Current Report on Form 8-K.	May 6, 2005
10.14	CellStar Corporation Restricted Stock Award Agreement and Tandem Grant of Stock Appreciation Rights, effective as of May 2, 2005, by and between CellStar Corporation and Robert A. Kaiser.*	Form 10-Q for the quarter ended August 31, 2005.	October 11, 2005
10.15	Employment Agreement, executed on April 27, 2005, and effective as of April 30, 2005, by and among CellStar, Ltd., CellStar Corporation and Terry S. Parker.*	Current Report on Form 8-K.	May 3, 2005
10.16	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Raymond L. Durham.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005
10.17	Agreement, dated March 30, 2005, by and between CellStar, Ltd. and Juan Martinez.*	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005
10.18	Employment Agreement by and among CellStar, Ltd., CellStar Corporation and Michael J. Farrell, dated as of November 15, 2005.*	Current Report on Form 8-K.	November 21, 2005

10.19	Employment Agreement, effective as of January 14, 2007, by and among CellStar, Ltd., CellStar Corporation, and Elaine Flud Rodriguez.*	Current Report on Form 8-K.	November 21, 2006
10.20	Employment Agreement, effective as of April 9, 2007, by and among CLST-NAC, Ltd., formerly known as CellStar, Ltd., and Sherrian Gunn.*	Current Report on Form 8-K.	April 13, 2007
10.21	Indemnification Agreement, effective as of July 5, 2007, by and between CLST Holdings, Inc. and Sherrian Gunn.*	Current Report on Form 8-K.	August 1, 2007
10.22	Form of CellStar Corporation Indemnification Agreement.*	Current Report on Form 8-K.	July 13, 2005
10.23	Stock Purchase Agreement, dated August 21, 2005, by and among CellStar International Corporation/Asia, Newco and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005
10.24	Amended and Restated Stock Purchase Agreement, dated August 24, 2005, by and among CellStar International Corporation/Asia, Fine Day Holdings Limited and An-Hsien Horng.	Current Report on Form 8-K.	August 25, 2005
10.25	Letter Agreement executed on September 1, 2005, by and between Fine Day Holdings Limited and CellStar International Corporation/Asia.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005
10.26	Agreement and Mutual Release, entered into on September 2, 2005, by and among CellStar (Asia) Corporation Limited, CellStar Corporation, and Hong An-Hsien.	Form 10-K for the fiscal year ended November 30, 2004.	September 6, 2005
10.27	Industrial Lease Agreement, executed December 9, 2003, by and between Texas Dugan Limited Partnership and CellStar, Ltd.	Form 10-K/A for the fiscal year ended November 30, 2005.	March 30, 2006

10.28	Lease, effective as of March 1, 2006, by and between Americas' Gateway Business Center, Inc., and National Auto Center, Inc., d/b/a CellStar Latin America.	Form 10-K/A for the fiscal year ended November 30, 2005.	March 30, 2006
10.29	Master Distribution Agreement, made as of November 20, 2006, by and between Motorola, Inc. and CellStar, Ltd.**	Current Report on Form 8-K.	December 20, 2006
10.30	Regional Amendment for the Sale of Products Between Motorola and CellStar in North America, made as of November 20, 2006, by and between Motorola, Inc. and CellStar, Ltd.**	Current Report on Form 8-K.	December 20, 2006
10.31
	Settlement Agreement, effective as of February 27, 2007, by and between CellStar International Corporation\Asia, CellStar Corporation, CellStar, Ltd., Fine Day Holdings Limited, CellStar (Asia) Corporation Limited, and Mr. Horng An-Hsien.	Current Report on Form 8-K.	March 5, 2007
21.1	Subsidiaries of the Company.		Filed herewith.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith.

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

CLST HOLDINGS, INC.
By:	/s/ ROBERT A. KAISER Robert A. Kaiser Chief Executive Officer and Chief Financial Officer
Date: March 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ ROBERT A. KAISER Robert A. Kaiser Chairman of the Board and Chief Executive Officer and Chief Financial Officer	Date: March 11, 2008
By	/s/ TIMOTHY S. DURHAM Timothy S. Durham Director	Date: March 11, 2008
By	/s/ MANOJ RAJEGOWDA Manoj Rajegowda Director	Date: March 11, 2008

CLST HOLDINGS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CLST Holdings, Inc.

We have audited the accompanying consolidated balance sheet of CLST Holdings, Inc. and subsidiaries, as of November 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year ended November 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CLST Holdings, Inc. and subsidiaries at November 30, 2007, and the consolidated results of their operations and their cash flows for the year ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the November 30, 2006 consolidated financial statements related to the presentation of discontinued operations resulting from the divestiture of the Company's operations as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the November 30, 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the November 30, 2006 consolidated financial statements taken as a whole.

/s/ Whitley Penn LLP
Dallas, Texas
March 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CLST Holdings, Inc.

        We have audited the accompanying consolidated statement of financial condition of CLST Holdings, Inc. (formerly CellStar Corporation) and subsidiaries as of November 30, 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended before the effects of the adjustments to retrospectively reflect the discontinued operation discussed in Note 2. The November 30, 2006 consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit, before the effects of the adjustments described above, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements of CLST Holdings, Inc. (formerly CellStar Corporation), before the effects of the adjustments to retrospectively reflect the discontinued operation discussed in Note 2, present fairly, in all material respects, the financial position of CLST Holdings, Inc. (formerly CellStar Corporation) as of November 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations discussed in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Grant Thornton LLP
Dallas, Texas
February 12, 2007

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
November 30, 2007 and 2006
(In thousands, except share and per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,799	$20,673
Accounts receivable—other	5,697	—
Deferred income taxes	—	917
Prepaid expenses and other current assets	556	346
Assets of discontinued operations—U.S., Miami, Mexico and Chile operations	—	203,164

Total current assets	18,052	225,100
Property and equipment, net	1	32
Deferred income taxes	4,786	6,655
Other assets	1,136	4,193

	$23,975	$235,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$33,469
Current portion—Term loan	—	1,000
Accounts payable	14,244	16,222
Accrued expenses	868	3,642
Income taxes payable	—	963
Liabilities of discontinued operations—U.S., Miami, Mexico and Chile	—	152,839

Total current liabilities	15,112	208,135
12% Senior subordinated notes	—	1,915
Term loan	—	9,160

Total liabilities, commitments and contingencies	15,112	219,210

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 and 21,188,129 shares issued, and 20,553,205 and 21,158,740 shares outstanding, respectively	212	212
Additional paid-in capital	126,034	124,346
Accumulated other comprehensive income (loss)—foreign currency translation adjustments	217	(8,603)
Accumulated deficit	(115,953)	(99,091)

	10,510	16,864
Less: Treasury stock (634,024 and 29,389 shares at cost, respectively)	(1,647)	(94)

	8,863	16,770
	$23,975	$235,980

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
November 30, 2007 and 2006
(In thousands, except share and per share data)

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended November 30, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Selling, general and administrative expenses	15,198	12,844

Operating loss	(15,198)	(12,844)

Other income (expense):
Interest expense	(247)	(491)
Loss on settlement of note receivable related to sale of Asia-Pacific	(537)	—
Gain on retirement of 12% Senior subordinated notes	—	566
Gain on sale of building	—	240
Other, net	1,243	17

Total other income	459	332

Loss from continuing operations before income taxes	(14,739)	(12,512)
Income tax benefit	(11,526)	(4,245)

Loss from continuing operations	(3,213)	(8,267)
Discontinued operations, net of taxes of $15.9 million and $7.1 million for 2007 and 2006, respectivley	29,513	13,103

Net income	$26,300	$4,836

Net income (loss) per share:
Basic and diluted:
Loss from continuing operations	$(0.16)	$(0.40)
Discontinued operations, net of taxes	1.44	0.64

Net income per share	$1.28	$0.24

Weighted average number of shares:
Basic and diluted	20,557	20,415

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended November 30, 2007 and 2006
(In thousands)

	Common Stock		Treasury Stock
					Additional paid-in	Accumulated other comprehensive loss	Accumulated deficit
	Shares	Amount	Shares	Amount				Total
	(Unaudited) (In thousands)
Balance at November 30, 2005	20,827	$208	—	$—	123,554	(7,673)	(105,998)	$10,091
SAB 108 adoption	—	—	—	—	—	—	2,071	2,071

Balance at November 30, 2005 after SAB 108 adoption	20,827	208	—	—	123,554	(7,673)	(103,927)	12,162
Comprehensive income:
Net income	—	—	—	—	—	—	4,836	4,836
Foreign currency translation adjustment	—	—	—	—	—	(930)	—	(930)

Total comprehensive income								3,906
Grant of restricted stock	434	4	—	—	(4)	—	—	—
Cancellation of restricted stock	(73)	—	—	—	(3)	—	—	(3)
Amortization of restricted stock	—	—	—	—	669	—	—	669
Stock option expense	—	—	—	—	130	—	—	130
Treasury stock	—	—	(29)	(94)	—	—	—	(94)

Balance at November 30, 2006	21,188	212	(29)	(94)	124,346	(8,603)	(99,091)	16,770
Comprehensive income:
Net income	—	—	—	—	—	—	26,300	26,300
Foreign currency translation adjustment	—	—	—	—	—	(434)	—	(434)
Realized foreign currency translation adjustment	—	—	—	—	—	9,254	—	9,254

Total comprehensive income								35,120
Cancellation of restricted stock	(1)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,677	—	—	1,677
Stock option expense	—	—	—	—	11	—	—	11
Cash dividends ($2.10 per common share)	—	—	—	—	—	—	(43,162)	(43,162)
Treasury stock	—	—	(605)	(1,553)	—	—	—	(1,553)

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	126,034	217	(115,953)	$8,863

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended November 30, 2007 and 2006
(In thousands) (Continued)

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 30, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$26,300	4,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock based compensation	1,688	796
Depreciation and amortization	22	116
Fixed assets impairment	14	—
Deferred income taxes	2,786	(1,724)
Gain on retirement of 12% Senior subordinated notes	—	(566)
Gain on sale of building	—	(240)
Changes in operating assets and liabilities:
Accounts receivable—other	3,365	1,005
Prepaid expenses and other current assets	(210)	61
Other assets	1,764	(379)
Accounts payable	(1,373)	(8)
Accrued expenses	(2,774)	227
Income taxes payable	(963)	963
Discontinued operations—U.S., Miami, Mexico, and Chile operations	(33,248)	9,503

Net cash provided by (used in) operating activities	(2,629)	14,590

Cash flows from investing activities:
Purchases of property and equipment	(3)	(15)
Proceeds from sale of U.S., Miami, Mexico and Chile operations	82,950	—
Proceeds from sale of fixed assets	6	—
Proceeds from sale of building	—	1,742
Discontinued operations—U.S., Miami, Mexico, and Chile operations	(150)	(1,313)

Net cash provided by investing activities	82,803	414

Cash flows from financing activities:
Borrowings on notes payable	190,225	626,512
Payments on notes payable	(223,694)	(623,505)
Borrowings on Term Loan	1,890	10,410
Payments on Term Loan	(12,050)	(250)
Purchase of treasury stock	(340)	(94)
Redemption of 12% Senior Subordinated Notes	(1,915)	(10,354)
Dividend	(43,162)	—
Additions to deferred loan costs	(2)	(513)
Discontinued operations—U.S., Miami, Mexico, and Chile operations	—	(347)

Net cash provided by (used in) financing activities	(89,048)	1,859

Net increase (decrease) in cash and cash equivalents	(8,874)	16,863
Cash and cash equivalents at beginning of period	20,673	3,810

Cash and cash equivalents at end of period	$11,799	20,673

Non-Cash Investing Activity—accounts receivable other proceeds not yet received from U.S. Sale transaction	$4,531	$—

Non-Cash Financing Activity—Treasury Stock	$1,213	$—

Cash paid during the period for:
Income taxes	$1,104	$—

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  (a)
  Basis for Presentation

        CLST Holdings, Inc., formerly CellStar Corporation, and subsidiaries (the "Company"), prior to the sale of its operations was a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions. The Company had operations in the European Region until October 2003 and in the Asia-Pacific Region until November 2005. The Company provided comprehensive logistics solutions and facilitated the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provided activation services that generated new subscribers for its wireless carrier customers. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.)

  (b)
  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

  (c)
  Cash and Cash Equivalents

        The Company considers all investments with a remaining maturity of three months or less at date of purchase to be equivalent. The Company places its cash and temporary investments with banks and other institution that it believes have a high credit quality. The Company's cash and cash equivalents are not subject to any restriction.

  (d)
  Accounts Receivable

        In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country, and industry conditions. Actual results could differ from those estimates. The Company writes off fully reserved accounts receivable when we have exhausted all collection efforts. Trade accounts receivable are included in assets of discontinued operations.

  (e)
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

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Actual results could differ from those estimates. Inventories are included in assets of discontinued operations.

  (f)
  Property and Equipment

        Property and equipment are recorded at cost. Depreciation of equipment is provided over the estimated useful lives of the respective assets, which range from three to thirty years, on a straight-line basis. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. Property and equipment related to discontinued operations is included in assets of discontinued operations.

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

  (h)
  Revenue Recognition

        Revenue is recognized on product sales when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable, and collectibility is reasonably assured. The Company does not generally grant rights of return. In instances where right of return is granted at the time of sale, revenue is not recognized until expiration of the right of return. For goods that were considered bill and hold, revenue is recognized when the product is shipped. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Allowances for returns, price discounts and rebates are based upon management's best judgment and estimates at the time of preparing the financial statements.

        In accordance with contractual agreements with wireless service providers, the Company receives an activation commission for obtaining subscribers for wireless services in connection with the Company's retail operations. The agreements contain various provisions for additional commissions ("residual commissions") based on subscriber usage. The agreements also provide for the reduction or elimination of activation commissions if subscribers deactivate service within stipulated periods. The Company recognizes revenue for activation commissions when the subscriber activates service less an allowance for estimated deactivations. The Company recognizes residual commissions when received. The Company recognizes service fee revenue when the service is completed and, if applicable, upon shipment of the related product, whichever is later. The Company recognizes revenue for reselling airtime from carriers upon its purchase by consumers. Revenues have been reclassed to discontinued operations.

  (i)
  Vendor Credits and Allowances

        The Company recognized price protection credits; sell-through credits, advertising allowances and volume discounts in the period the agreement was made so long as the terms are supported by a written agreement. If not supported by a written agreement, the Company recognizes when received.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

  (j)
  Foreign Currency and Derivatives

        Assets and liabilities of the Company's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated as other comprehensive loss in stockholders' equity as the functional currency is the local currency in all locations. The Company manages the risk of foreign currency devaluation by attempting to increase prices of products sold at or above the anticipated rate of local currency devaluation relative to the U.S. dollar, by indexing certain of its receivables to exchange rates in effect at the time of their payment, by denominating transactions in U.S. dollars, and by entering into non-deliverable foreign currency forward contracts. Gains and losses resulting from translation were reclassed to discontinued operations. Other comprehensive income amounts related to discontinued operations have been realized as a result of the sale of the respective operations.

  (k)
  Net Income (Loss) Per Share

        Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to vesting of restricted stock, stock options, warrants, and convertible instruments. Because of the loss in the years ended November 30, 2007 and 2006 from continuing operations in each year, no potentially issuable common shares were included in the diluted per share computation.

        Outstanding options to purchase 0.1 million and 0.5 million shares of common stock at November 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        Restricted stock of 0.7 million shares were not included in the computation of diluted earnings per share for 2006 as the Company had a loss from continuing operations.

	2007	2006
Basic and diluted:
Loss from continuing operations	$(3,213)	$(8,267)
Discontinued operations	29,513	13,103

Net income	$26,300	$4,836

Weighted average number of shares outstanding	20,557	20,415

Loss from continuing operations	$(0.16)	$(0.40)
Discontinued operations	1.44	0.64

Net income per share	$1.28	$0.24

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

  (m)
  Stock Based Compensation

        The Company's former 1993 Long-Term Incentive Plan (the "1993 Plan") terminated on December 3, 2003. However, Mr. Kaiser, as disclosed in the following footnote, currently has exercisable options that were granted under the 1993 Plan. At a meeting of the Board of Directors on September 25, 2007, our Board of Directors unanimously resolved to terminate our 2003 Long-Term Incentive Plan (the "2003 Plan") due to the reduction in the Company's workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well. Therefore, there are no currently outstanding options, warrants or other rights to purchase the Company's securities under the 2003 Plan. We have no other equity compensation plans.

        Mr. Kaiser was granted options under the 1993 Plan to purchase 80,000 shares of the Company's common stock on December 12, 2001, and 50,000 shares of the Company's common stock on January 22, 2003. Each of these options vested with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant. Unexercised options held by Mr. Farrell, Ms. Gunn, Ms. Rodriguez and Mr. Durham pursuant to the 1993 Plan, if any, would have expired upon the termination of the executive officer's employment with the Company.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        As of November 30, 2006, the Company had stock option plans covering 1.1 million shares of its common stock. Stock options were only granted pursuant to the 2003 Plan. Options under the 2003 Plan generally would expire ten years from the date of grant unless earlier terminated due to the death, disability, retirement or other termination of service of the optionee. Options generally had vesting schedules ranging from 100% on the first anniversary of the date of grant to 25% per year commencing on the first anniversary of the date of grant. From time to time, the Company had granted options that contained provisions that accelerated the vesting periods if certain events occurred. The exercise price was equal to the fair market value of the common stock on the date of grant.

        Most options vested over a four year period and had an exercise price equal to the fair market value of the Company's common stock as of market close on the date of grant. There were no stock option grants issued in 2007 and 2006.

        Stock option activity during the years ended November 30, 2007 and 2006 was as follows:

	2007		2006
	Number of Shares	Weighted-average Exercise prices	Number of Shares	Weighted-average Exercise prices
Beginning balance	467,098		666,098
Forfeited	(336,598)	12.95	(199,000)	18.44

Outstanding, end of year	130,500	4.94	467,098	10.72

Exercisable, end of year	130,500	4.94	388,423	11.50

Reserved for future grants	—		163,069

        For options that were outstanding and exercisable as of November 30, 2007, the exercise prices and remaining lives were as follows:

Number Outstanding	Remaining Life (in years)	Exercise Prices	Number Exercisable	Exercise Prices
80,000	4.03	$4.60	80,000	$4.60
50,000	5.14	$5.45	50,000	$5.45
500	3.15	$9.38	500	$9.38

130,500	4.45	$4.94	130,500	$4.94

        Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payments" (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the years ended November 30, 2007 and 2006.

        For the years ended November 30, 2007 and 2006, the Company recorded $11,000 and $130,000, respectively, for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        On May 2, 2005, Robert A. Kaiser, the Company's Chief Executive Officer, received a grant of 142,025 shares of restricted stock in tandem with the same number of stock appreciation rights pursuant to the terms and conditions of the Plan and a related award agreement. The stock appreciation rights expired on December 31, 2005. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date and vesting could accelerate upon the occurrence of events specified in the grant agreement. On May 2, 2006, 47,342 shares vested, of which 12,521 were withheld by the Company to pay withholding tax. The total value of the award, $0.3 million, was being expensed over the service period.

        During 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred: (i) the participant's death; (ii) the termination of participant's service as result of disability; (iii) the termination of the participant without cause; (iv) the participant's voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Plan. During the year ended November 30, 2007 and 2006, 675,700 and 144,025 shares, respectively, vested, of which 130,635 and 29,389 shares, respectively, were withheld by the Company to pay withholding tax.

        The following table summarizes the restricted stock activity for the years ended November 30, 2007 and 2006:

	2007	2006
Balance at beginning of year	676,600	460,025
Shares granted	—	434,300
Shares vested	(675,700)	(144,025)
Shares forfeited	(900)	(73,700)

Balance at end of year	—	676,600

        The balance of unearned compensation related to the unearned portion of the restricted stock awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2006.

        For the year ended November 30, 2006, the Company recognized $0.7 million of expense related to the restricted stock grants, which is included in selling, general and administrative expenses. As a result of the U.S. Sale, the balance of unearned compensation related to the restricted stock awards of $1.7 million was expensed in 2007 and is included in selling, general and administrative expenses.

  (n)
  Advertising Costs

        The Company expenses advertising costs as incurred.

  (o)
  Consolidated Statements of Cash Flow Information

        For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of 90 days or less to be cash equivalents.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        The Company paid approximately $2.0 million and $5.2 million of interest for the years ended November 30, 2007 and 2006, respectively. Most of the interest expense during the years ended 2007 and 2006 were reclassified to discontinued operations. In 2006 interest expense was allocated to discontinued operations based on working capital and a percentage of revenues, by subsidiary, due to the large amount of borrowing activity. In 2007, it was decided that 90% of the interest expense would be allocated to discontinued operations based on small amount of borrowings in the four months before the sale. The total interest expense allocated to discontinued operations was $2.2 million in 2007 and $3.4 million in 2006. The Company paid approximately $1.1 million and $2.2 million of income taxes for the years ended November 30, 2007 and 2006, respectively.

        At November 30, 2007 and 2006, the Company had included in cash and accounts payable $0.1 million and $0.4 million, respectively, of outstanding checks that have not yet been presented to the bank.

  (p)
  Adoption of SAB 108

        On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the SEC Staff's views regarding the process of evaluating materiality of financial statement misstatements. SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet. SAB 108 is effective for the Company for the year ended November 30, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded a decrease in accrued expenses of approximately $1.1 million for unspecified obligations and in the allowance for doubtful accounts of approximately $1.0 million for excess general reserves and an increase in retained earnings of approximately $2.1 million to correct errors arising prior to 2003 that were considered immaterial under the Company's previous method of evaluating materiality.

  (q)
  Accounting Pronouncements Not Yet Adopted

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value and, while not expanding or requiring new fair value measurements, the application of this statement may change current practices. The requirements of SFAS 157 are effective for the fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the adoption of

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

this standard on December 1, 2008 is limited to financial assets and liabilities. The Company is still in the process of evaluating this standard and therefore has not yet determined the impact that it will have on our financial statements.

        In December 2007, the FASB released Statement No. 141 R, "Business Combinations" ("SFAS 141R"), which establishes principles for how the acquirer shall recognize acquired assets, assumed liabilities and any noncontrolling interest in the acquiree, recognize and measure the acquired goodwill in the business combination, or gain from a bargain purchase, and determines disclosures associated with financial statements. This statement replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The requirements of SFAS 141R apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

        From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

(2) Discontinued Operations

        On December 18, 2006, we entered into a definitive agreement (the "U.S. Sale Agreement") with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation ("Brightpoint"), providing for the sale of substantially all of the Company's United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations (the "U.S. Sale"). Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

        Our Board of Directors and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to adjustment based on changes in net assets from December 18, 2006 to the closing date. The U.S. Sale Agreement also required the buyers to deposit $8.8 million of the purchase price into an escrow account for a period of six months from the closing date. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount includes accrued interest. In January 2008, we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

        Also on December 18, 2006, we entered into a definitive agreement (the "Mexico Sale Agreement") with Soluciones Inalámbricas, S.A. de C.V. ("Wireless Solutions") and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. ("Prestadora"), two affiliated Mexican companies, providing for the sale of all of the Company's Mexico operations (the "Mexico Sale"). The Mexico Sale was a stock acquisition of all of the outstanding shares of the Company's Mexican subsidiaries, and includes our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. ("CII"), our joint venture with Wireless Solutions. Our Board of Directors unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. Under the terms of the transaction, we received $20 million in cash, and are to receive our pro rata share of CII profits from January 1, 2007, up to the

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Discontinued Operations (Continued)

consummation of the transaction, within 150 days from the closing date. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We continue to pursue the amounts we believe we are due, but at this time the purchasers are not responding to or cooperating with our demands. Currently we cannot make any estimates regarding future amounts we may be able to collect or the timing of any collections on this matter.

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

        The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007; $8.8 million had been placed in an escrow account and subject to any indemnity claims by the buyers of the company's U.S. business. A portion of the proceeds from the sale was used to pay off the Company's bank debt (see footnote 7). We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. Brightpoint asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company objected to these claims. Brightpoint also proposed negative adjustments to the net working capital of approximately $1.4 million, which these claims for adjustment were largely the same as the claims for indemnity asserted against the escrow account. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount included accrued interest. On December 21, 2007, we entered into a Letter Agreement (the "Letter Agreement") with Brightpoint which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds in respect thereof were made in accordance with the terms described in the Letter Agreement. Pursuant to the Letter Agreement, in January 2008 we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

        The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Discontinued Operations (Continued)

translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. Again, as described above, we have sent a demand for payment of up to $1.7 million and other required terms of the agreement to the purchasers, and if such amounts are received an additional gain will be recorded.

        On June 11, 2007, we completed the sale of our operations in Chile. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a pre-tax gain of $0.6 million on the transaction as of November 30, 2007. With the completion of the sale of our operations in Chile, we no longer have any operating locations.

        In 2005, the Company decided to exit the Asia-Pacific Region and on September 2, 2005, the Company sold its People's Republic of China (the "PRC") and Hong Kong operations to Fine Day Holdings Limited, a company formed by Mr. A.S. Horng, who was the Chairman and Chief Executive Officer of CellStar (Asia) Corporation Limited and effectively the head of the Company's Asia-Pacific Region. As part of the transaction, the Company retained rights against certain manufacturers and during the second quarter of 2006 the Company recovered $0.7 million against those claims. The amount is recorded in cost of goods sold within discontinued operations.

        The results of discontinued operations for U.S., Miami, Mexico, Chile and Asia-Pacific for the years ended November 30, 2007 and 2006, as previously reported are as follows (in thousands):

	2007	2006
Revenues	$276,334	943,140
Cost of sales	258,234	877,046

Gross profit	18,100	66,094
Selling, general and administrative expenses	15,057	37,740

Operating income	3,043	28,354
Other income (expense):
Interest expense	(2,201)	(3,425)
Loss on sale of accounts receivable	(670)	(2,578)
Minority interest	(1,420)	(2,390)
Gain on sale	46,334	—
Other, net	319	197

Total other income (expense)	42,362	(8,196)

Income before income taxes	45,405	20,158
Provision for income taxes	15,892	7,055

Discontinued operations	$29,513	13,103

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Discontinued Operations (Continued)

November 30, 2006
Current assets	$196,626
Non-current assets	6,538

Total assets	203,164

Current liabilities	152,839
Non-current liabilities	—

Total liabilities	152,839

Net	$50,325

(3) Dividends

        Prior to the Company's adoption of the Plan, our policy had been to reinvest earnings to fund future growth. Accordingly, we generally did not pay cash dividends on our common stock. However, consistent with the Company's Plan, the Company paid the following cash distributions, per share, to the holders of its common stock in fiscal year 2007:

Date	Dividend Amount
July 19, 2007	$1.50
November 1, 2007	$0.60

        The distributions under the Plan totaled $2.10 per share or approximately $43.2 million. The Company has determined that 61.21% of the distribution will be considered a taxable dividend in accordance with U.S. Federal income tax rules, and the remaining 38.79% will be considered a non-dividend distribution. This determination was a direct result of the Company's earnings and profits of $26.3 million, requiring the first $26.3 million of distributions to be treated as taxable dividends. The Company's status did not affect the tax determination.

(4) Settlement of note receivable related to the sale of Asia-Pacific

        On March 5, 2007, we announced that we had signed an agreement, effective February 27, 2007, with Fine Day Holdings Limited ("Fine Day") and Mr. Horng An-Hsien ("Mr. Horng"), the Chairman and sole shareholder of Fine Day, and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the September 2005 sale of our Hong Kong and People's Republic of China ("PRC") operations.

        Since September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity after the March 1, 2007 interest payment. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng's shares of our common stock, approximately 474,000 shares. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the quarter ended February 28, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The transaction closed on April 12, 2007, and we recorded an additional loss of $43,000 during the quarter ended

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Settlement of note receivable related to the sale of Asia-Pacific (Continued)

May 31, 2007 to reflect the change in the value of the stock up to the time of closing. At November 30, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

(5) Related Party Transactions

  (a)
  Transactions with Motorola

        Motorola purchased 0.4 million shares of the Company's common stock in July 1995 and had been a major supplier of handsets and accessories to the Company. During 2007 and 2006 our discontinued operations purchased handsets from Motorola.

  (b)
  Arrangements with Founder Alan H. Goldfield

        Alan H. Goldfield is the founder and former Chairman and Chief Executive Officer of the Company. In July 2001 the Company entered into a Consulting Agreement with him, which was terminated during 2005. No payments were made to Mr. Goldfield pursuant to this agreement in 2007 and 2006.

        Also in July 2001, the Company entered into a Separation Agreement and release with Mr. Goldfield. Included in the terms of the agreement was a provision whereby if Mr. Goldfield provided certain services he would receive certain payments. No payments were made to Mr. Goldfield for services pursuant to this agreement in 2007 and 2006. Also included in the agreement was a requirement of the Company to provide Mr. Goldfield with certain life and disability insurance through July 5, 2006, and to provide Mr. Goldfield and his spouse certain medical insurance coverage throughout their lifetime. For the years ended 2007 and 2006, the Company paid less than $12,000, respectively, under this agreement.

        On May 31, 2007, the Company entered a Release Agreement with Mr. Goldfield in which Mr. Goldfield and his spouse released the Company from all future medical insurance obligations after July 31, 2007, in exchange for all the Company's rights, title and interest in Texas Stadium Suite No. 172, including any options to become a suite owner in any new stadium. This release concludes all medical obligations of the Company to Mr. Goldfield and his spouse under his separation agreement.

  (c)
  Consulting agreement with Robert Kaiser

        On August 28, 2007, the Board authorized the retention of Mr. Kaiser as a consultant to the Company for the sum of $20,000 per month, on a month to month basis, terminable at will by either party. For the year ended November 30, 2007, Mr. Kaiser had received $84,000 in consultant payments. As of January 1, 2008, Mr. Kaiser is now an employee of the Company.

(6) Fair Value of Financial Instruments

        The carrying amounts of accounts receivable, accounts payable, notes payable and term loan as of November 30, 2007 and 2006 approximate fair value due to the short maturity of these instruments, as well as the variable rates on the notes payable and term loan. The fair value of the Company's 12% Senior Subordinated Notes, $1.9 million at November 30, 2006, is the same as carrying value and is consistent with the amounts for which the notes were retired.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Property and Equipment

        Property and equipment consisted of the following at November 30, 2007 and 2006 (in thousands):

	2007	2006
Furniture, fixtures and equipment (useful life—3 to 5 years)	$1	128

	1	128
Less accumulated depreciation and amortization	—	(96)

	$1	32

        In the fourth quarter of 2005, the Company decided to sell its corporate headquarters building. The Company completed the sale of the building in February 2006 for net sale proceeds of $1.7 million.

(8) Debt

        Debt consisted of the following at November 30, 2007 and 2006 (in thousands):

	2007	2006
Revolving Credit Facility	$—	33,469
Term loan	—	10,160
12% Senior subordinated notes	—	1,915

Total debt	$—	45,544

        On March 31, 2006, we entered into an Amended & Restated Loan and Security Agreement (the "Amended Facility") with a bank, which extended the term of the previous facility until September 27, 2009. The borrowing rate under the Amended Facility was prime for the prime rate option and London Interbank Offered Rate ("LIBOR") plus 2.5% for the LIBOR option.

        At November 30, 2006, we had outstanding $1.9 million of 12% Senior Subordinated Notes (the "Senior Notes") due January 2007 bearing interest at 12%.

        On August 31, 2006, we entered into a Term Loan and Security Agreement (the "Term Loan") with a finance company for up to $12.3 million to refinance the Senior Notes. The borrowing rate under the Term Loan was LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan was to mature September 27, 2009. The Term Loan was to be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan.

        On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.1 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale. An early termination fee of $0.5 million was paid in conjunction with the payoff of the Amended Facility and was recognized as a charge to earnings in the year ended November 30, 2007.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Debt (Continued)

(9) Income Taxes

        The Company's loss from continuing operations before income taxes was comprised of the following for the years ended November 30, 2007 and 2006 (in thousands):

	2007	2006
United States	$(14,739)	(12,512)
International	—	—

Total	$(14,739)	(12,512)

        Provision (benefit) for income taxes for the years ended November 30, 2007 and 2006 consisted of the following (in thousands):

	Current	Deferred	Total
Year ended November 30, 2007
United States:
Federal		(11,658)	(11,658)
State	132	—	132
International	—	—	—

Total	$132	(11,658)	(11,526)

Year ended November 30, 2006
United States:
Federal	$—	—	—
State	132	(4,377)	(4,245)
International	—	—	—

Total	$132	(4,377)	(4,245)

        Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2007 and 2006 (in thousands):

	2007	2006
Expected tax benefit	$(5,159)	(4,379)
State income taxes, net of federal benefits	86	86
Current year losses not benefited	5,159	4,190
Utilization of deferred tax assets (including NOLs) previously offset with valuation allowance	(11,612)	(4,142)

Actual tax expense	$(11,526)	(4,245)

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2007 and 2006 is presented below (in thousands):

	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$43,722	45,757
Foreign tax credit carryforwards	—	607

	43,722	46,364
Valuation allowance	(38,936)	(38,792)

	$4,786	7,572

        In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2007, the Company has deferred income tax assets, net of valuation allowances, of $4.8 million, which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance for deferred income tax assets as of November 30, 2007 and 2006 was $38.9 million and $38.8 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2007 and 2006 was an increase of $0.1 million and a decrease of $0.1 million, respectively. Management considers the scheduled reversal of deferred income tax assets, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $13.7 million in pre-tax income over this period to fully utilize the net deferred tax asset.

        The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years considered for these projections change. At November 30, 2007, the Company had U.S. Federal net operating loss carryforwards of approximately $125.1 million, which will begin to expire in 2020.

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

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Leases

        The Company leases certain office facilities and equipment operating leases. Rental expense for operating leases related to continuing operations was $53,000 and $50,000 for the years ended November 30, 2007 and 2006, respectively.

(11) Stockholders' Equity

  (a)
  Stockholder Rights Plan

        The Company had a Stockholder Rights Plan (the "Rights Plan"), which provides that the holders of the Company's common stock receive five-thirds of a right ("Right"), as adjusted for prior stock splits, for each share of the Company's common stock they own. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $80.00, subject to adjustment. The Rights would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock of the Company. Under those circumstances, the holders of Rights would be entitled to buy shares of the Company's common stock or stock of an acquirer of the Company at a 50% discount. However, in certain circumstances, the Board could make a determination that such an acquisition is made inadvertently, in which case the Rights Plan would not be triggered. The Rights Plan expired on January 9, 2007.

(12) Commitments and Contingencies

  (a)
  Legal Proceedings

        We have agreements with two employees to assist with the final wind down of our business. Under the agreements the employees are to receive their base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreements at November 30, 2007 is $145,000.

        In February 2006, we received from the SEC a subpoena requiring production of certain documents relating to the Company's Asia-Pacific Region, which the Company exited in September 2005. The subpoena was issued in connection with a fact-finding inquiry under a formal order of investigation issued by the SEC. On June 26, 2007, we received a letter from the staff of the Securities and Exchange Commission giving notice of the completion of their investigation with no enforcement action recommended to the Commission.

        We are party to various other claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

        The Company has been informed of the existence of an investigation that may relate to the Company or its South American operations. Specifically, the Company understands that authorities in a foreign country are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999. The Company does not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or its former subsidiaries. The Company does not know if allegations of wrongdoing have been made against the Company, its former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation. However, the fact that the Company is aware of an allegation of transfer

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

of money from South America to the United States and may have questioned witnesses about such alleged transfers means that the Company cannot rule out the possibility of involvement.

        On October 30, 2007, Ms. Sherrian Gunn, the former Chief Executive Officer, filed an Original Petition asserting a claim for breach of Employment Agreement. Ms. Gunn seeks approximately $365,000, plus attorney fees and interest. The Company has accrued approximately $365,000 related to the litigation.

  (b)
  Retirement Plans

        The Company established a savings plan for employees in 1994. Employees are eligible to participate upon completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company's profitability. The Company made contributions of approximately $0.1 million and $0.3 million, respectively, to the plan for each of the years ended November 30, 2007 and 2006.

(13) Subsequent Events

        On December 2, 2007 the Company received approximately $95,000 from Muniz Ramirez Perez-Taiman representing the final payment due the Company from the 2002 sale of its operations in Peru. The accounts receivable had been previously fully reserved.