Form 10-Q
period 2008-02-29
CLST HOLDINGS, INC.
filed 2008-04-11
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22972

CLST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17304 Preston Road, Dominion Plaza, Suite 420
Dallas, Texas	75252
(Address of principal executive offices)	(Zip Code)

(972) 267-0500, Extension 4101

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer   ☐   Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

On April 7, 2008, there were 20,553,205 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 29,	November 30,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,494	$11,799
Accounts receivable - other	1,165	5,697
Prepaid expenses and other current assets	234	556
Total current assets	17,893	18,052

Property and equipment, net	3	1
Deferred income taxes	4,786	4,786
Other assets	1,016	1,136
	$23,698	$23,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,273	$14,244
Accrued expenses	872	868
Total liabilities, commitments and contingencies	15,145	15,112

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 shares issued and 20,553,205 shares outstanding	212	212
Additional paid-in capital	126,034	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(116,263)	(115,953)
	10,200	10,510
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	8,553	8,863

	$23,698	$23,975

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended February 29, 2008 and February 28, 2007

(unaudited)

(In thousands, except per share data)

	2008	2007

Selling, general and administrative expenses	$458	$2,525
Operating loss	(458)	(2,525)

Other income (expense):
Interest expense	—	(96)
Loss on settlement of note receivable related to sale of Asia-Pacific operations	—	(494)
Other, net	133	27
Total other income (expense)	133	(563)

Loss from continuing operations before income taxes	(325)	(3,088)

Income tax expense (benefit)	(5)	840

Loss from continuing operations	(320)	(3,928)

Discontinued operations, net of taxes of $5 thousand and $518 thousand for 2008 and 2007, respectivley	10	962

Net loss	$(310)	$(2,966)

Net loss per share:

Basic and diluted:

Loss from continuing operations	$(0.02)	$(0.19)
Discontinued operations, net of taxes	0.00	0.05

Net loss per share	$(0.02)	$(0.14)

Weighted average number of shares:

Basic and diluted	20,553	20,482

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended February 29, 2008 and February 28, 2007

(Unaudited)

(In thousands, except per share data)

						Accumulated other
	Common Stock		Treasury Stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	loss	deficit	Total

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive income:
Net loss	—	—	—	—	—	—	(310)	(310)
Total comprehensive loss								(310)

Balance at February 29, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(116,263)	$8,553

Balance at November 30, 2006	21,188	$212	(29)	$(94)	$124,346	$(8,603)	$(99,091)	$16,770

Comprehensive income:
Net loss	—	—	—	—	—	—	(2,966)	(2,966)
Foreign currency translation adjustment	—	—	—	—	—	(116)	—	(116)
Total comprehensive loss								(3,082)
Amortization of restricted stock	—	—	—	—	199	—	—	199
Stock option expense	—	—	—	—	3	—	—	3

Balance at February 28, 2007	21,188	$212	(29)	$(94)	$124,548	$(8,719)	$(102,057)	$13,890

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended February 29, 2008 and February 28, 2007

(Unaudited)

(In thousands)

	2008	2007

Cash flows from operating activities:
Net loss	$(310)	$(2,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	—	202
Depreciation and amortization	—	88
Changes in operating assets and liabilities:
Accounts receivable - other	4,532	—
Prepaid expenses and other current assets	322	(1,603)
Other assets	120	643
Accounts payable	29	—
Accrued expenses	4	(1,008)
Income taxes payable	—	95
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	24,528

Net cash provided by operating activities	4,697	19,979

Cash flows from investing activities:
Purchases of property and equipment	(2)	(4)
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	(2,868)

Net cash used in investing activities	(2)	(2,872)

Cash flows from financing activities:
Borrowings on notes payable	—	137,619
Payments on notes payable	—	(164,913)
Borrowings on Term Loan	—	1,890
Payments on Term Loan	—	(250)
Redemption of 12% Senior Subordinated Notes	—	(1,915)
Additions to deferred loan costs	—	(2)
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	(2,721)

Net cash used in financing activities	—	(30,292)

Net increase (decrease) in cash and cash equivalents	4,695	(13,185)
Cash and cash equivalents at beginning of period	11,799	20,673

Cash and cash equivalents at end of period	$16,494	$7,488

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis for Presentation

Although the interim consolidated financial statements of CLST Holdings, Inc., formerly CellStar Corporation, and subsidiaries (the “Company”) are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results have been reflected therein. Net income (loss) for any interim period is not necessarily indicative of results that may be expected for any other interim period or for the entire year.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007. The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.)

(b) Interest Expense

In 2007 it was decided that 90% of interest expense would be allocated to discontinued operations based on the small amount of borrowings in the four months before the sale, where as before interest expense was allocated based on working capital and a percentage of revenues, by subsidiary based on large amounts of borrowings.

(2) Discontinued Operations

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations (the “US Sale”), Mexico operations (the “Mexico Sale”) and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K filed on March 12, 2008.

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three months ended February 29, 2008 and February 28, 2007, are as follows (in thousands):

	February 29,	February 28,
	2008	2007

Revenues	$—	$196,071
Cost of sales	—	181,636
Gross profit	—	14,435
Selling, general and administrative expenses	—	9,945
Operating income	—	4,490
Other income (expense):
Interest expense	—	(865)
Loss on sale of accounts receivable	—	(527)
Minority Interest	—	(1,719)
Gain on transactions	—	—
Other, net	15	101
Total other income (expense)	15	(3,010)

Income before income taxes	15	1,480

Provision for income taxes	5	518

Total discontinued operations	$10	$962

(3) Stock-Based Compensation

The Company had granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan and our 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vest ratably over four year periods.

The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the three months ended February 29, 2008 and February 28, 2007. We do not expect to issue any stock-based compensation in future periods.

For the three months ended February 28, 2007, the Company recorded $3,000 for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses.

During 2005 and 2006, we granted shares of restricted stock to our executive officers, directors and certain employees pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock became 100% vested if any of the following occurred: (i) the participant’s death; (ii) the termination of the participant’s service as a result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was expensed over the service period. The 2003 Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Plan. During the year ended November 30, 2006, 144,025 shares vested, of which 29,389 shares were withheld by the Company to pay withholding tax.

At February 28, 2007, the total remaining unearned compensation related to restricted stock awards was $1.5 million which was to be amortized over the service periods through March 2009. Included in selling general and administrative expense is $0.2 million of expenses related to the restricted stock grants for the three months ended February 28, 2007. There were no such expenses recorded during the first quarter of 2008, and the Company does not anticipate any expenses in future periods.

The Company terminated its 2003 Plan in the fourth quarter of 2007.

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

(5) Net Loss Per Share

Options to purchase 0.1 million and 0.5 million shares of common stock for the three months ended February 29, 2008 and February 28, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price. Shares of unvested restricted stock of 0.7 million for the three months ended February 28, 2007, were not included because of the loss from continuing operations.

(6)  Settlement of Note Receivable from Peru

On December 2, 2007, the Company received approximately $95,000 from Muniz Ramirez Perez-Taiman representing the final payment due the Company from the 2002 sale of its operations in Peru. The accounts receivable had been previously fully reserved and, therefore, the amount was recorded as a credit to bad debt expense.

(7) Commitments and Contingencies

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreement at February 29, 2008 is $54,000.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

The Company has been informed of the existence of an investigation that may relate to the Company or its South American operations.  Specifically, the Company understands that authorities in a foreign country are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999.  The Company does not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or its former subsidiaries.  The Company does not know if allegations of wrongdoing have been made against the Company, its former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation.  However, the fact that the Company is aware of an allegation of transfer of money from South America to the United States and may have questioned witnesses about such alleged transfers means that the Company cannot rule out the possibility of involvement.

On October 30, 2007, Ms. Sherrian Gunn, the former Chief Executive Officer, filed an Original Petition asserting a claim for breach of Employment Agreement.  Ms. Gunn seeks approximately $365,000, plus attorney fees and interest.  The Company has accrued approximately $365,000 as of February 29, 2008 related to the litigation.

(8) New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, and as such, has not analyzed our open tax returns.  As a result, our auditors have not performed any review or testing related to the Company’s adoption of FIN 48.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value and, while not expanding or requiring new fair value measurements, the application of this statement may change current practices.  The requirements of SFAS 157 are effective for the fiscal year beginning December 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, the adoption of this standard on December 1, 2007 is limited to financial assets and liabilities, which did not have an impact on our financial statements.

In December 2007, the FASB released Statement No. 141 R, “Business Combinations” (“SFAS 141R”), which establishes principles for how the acquirer shall recognize acquired assets, assumed liabilities and any noncontrolling interest in the acquiree, recognize and measure the acquired goodwill in the business combination, or gain from a bargain purchase, and determines disclosures associated with financial statements. This statement replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The requirements of SFAS 141R apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company recorded a loss of $0.3 million or $0.02 per share for the first quarter 2008, compared to a loss of $3.0 million or $0.14 per share for the same period in 2007. The results for the first quarter 2007 included income from discontinued operations net of taxes of $1.0 million.

We have sold all of our major assets and only a small administrative staff remains to wind up our business. Our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007, and we continue to follow the plan of dissolution. However, consistent with the plan of dissolution and its fiduciary duties, our board of directors will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Our board of directors has in the past year considered whether it is possible, and if it would be in the best interest of the Company, to de-register with the Securities and Exchange Commission (the “SEC”) and thereby eliminate the Company’s responsibilities to file reports with the SEC. Due to the number of current stockholders and the steps the Company would need to take to reduce the number of stockholders, our board of directors is not currently considering de-registering with the SEC, but may reconsider doing so in the future.

On July 19, 2007, we paid a $1.50 per share dividend under the plan of dissolution, resulting in the distribution to stockholders of approximately $30.8 million. On November 1, 2007 we paid an additional $0.60 per share dividend to stockholders, which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

On December 21, 2007, we announced, consistent with its fiduciary duties, that the Board of Directors is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, the Board is reviewing potential acquisitions and the value of the Company’s tax assets. If the Board determines that it is in the best interest of the Company to pursue an acquisition, it will likely require the Company to obtain debt and/or equity financing. Even if we obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets. It is unlikely the Board of Directors will make any further distributions to the Company’s stockholders under the Plan while it considers the strategic alternatives available to the Company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that the Board of Directors will, in the exercise of its fiduciary duty, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

 Discussion of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting policies that are described in the Notes to the Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below. The following is applicable to our discontinued operations.

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

During 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred: (i) the participant’s death; (ii) the termination of participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The 2003 Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the

2003 Plan, prior to the termination of the 2003 Plan on September 25, 2007. Restricted stock issued under the 2003 Plan vested upon the completion of the U.S. Sale and no new shares will be issued.

Sales Transactions

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations (the “US Sale”), Mexico operations (the “Mexico Sale”) and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K filed on March 12, 2008.

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

On December 21, 2007 we announced, consistent with its fiduciary duties, that the Board of Directors is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, the Board is reviewing potential acquisitions and the value of the Company’s tax assets. If the Board determines it is in the best interest of the Company to pursue an acquisition, it will likely pursue debt financing or equity issuance in order to finance such acquisition. It is unlikely the Board of Directors will make any further distributions to the Company’s stockholders under the Plan while it considers the strategic alternatives available to the Company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that the Board of Directors will, in the exercise of its fiduciary duty, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

Results of Operations

As previously stated, we have sold all of our major assets and only a small administrative staff remains to wind up our business. The Company has no significant operations today other than the expenses associated with the small administrative staff winding down the Company. As discussed below, the Company’s selling, general and administrative expenses were $0.5 million for the first quarter 2008 compared to $2.5 million for the first quarter 2007. The reduction in expenses in 2008 is due to the fact that the Company reduced its staff, relocated its headquarters, eliminated its 401K and benefits plans, and in general has reduced expenses in all categories as a result of the sale of its operations.

Three Months Ended February 29, 2008, Compared to Three Months Ended February 28, 2007

Revenues and Gross Profit.   The Company does not have any revenues nor gross profit to report due to the sale of its operations in 2007.

Selling, General, and Administrative Expenses.   The Company’s selling, general and administrative expenses were $0.5 million for the first quarter 2008 compared to $2.5 million for the first quarter 2007. The reduction in expenses in 2008 is due to the fact that the Company reduced its staff, relocated its headquarters, eliminated its 401K and benefits plans, and in general has reduced expenses in all categories as a result of the sale of its operations.

Total Other Income.  The Company’s total other income for the first quarter 2008 was $0.1 million, compared to an expense during the same quarter in 2007 of $0.6 million. The first quarter 2007 also included a $0.5 million loss from a note receivable related to the sale of our Asia-Pacific operations and interest expense of $0.1 million. During the first quarter of 2008, the Company had only interest income.

Income taxes.  The Company recorded tax expense of $0.8 million from continuing operations, and tax expense of $0.5 million related to discontinued operations in the first quarter of 2007.  Net tax expense for the first quarter of 2008 was $0, which includes the impact of continuing and discontinued operations.

Discontinued Operations.  During the first quarter of 2007, the Company reported $1.0 million of income from discontinued operations. For first quarter 2008, income from discontinued operations was less than $0.1 million.

Liquidity and Capital Resources

As of February 29, 2008 the Company has cash and cash equivalents of $16.5 million. The Company had no loans outstanding as of February 29, 2008.

Prior to the sales of our operations, we were able to use funds generated from each of the respective operations, trade credit lines available from our suppliers, borrowings under our revolving credit facility, factoring of accounts receivable, and sale of assets to meet our operating needs. Subsequent to the sale of our operations, we will meet our needs with existing funds and interest and investment income generated by the Company’s cash and cash equivalents. At November 30, 2007, we had cash and cash equivalents of $11.8 million.

Operating Activities

The net cash we received from operating activities for the first quarter 2008 was $4.7 million compared to $20.0 million in the first quarter 2007, including $24.5 million of cash flow from discontinued operations. The primary reason for the increase was the collection of $4.7 million of accounts receivable from Brightpoint, Inc., (the purchaser of our U.S. and Miami operations), our escrow agent with respect to the U.S. Sale, and a payment of $0.1 million related to the sale of our operations in Colombia, which took place in April 2004.

Investing Activities

The Company did not have any significant investing activities during the first quarter 2008.

Financing Activities

The Company did not have any financing activities during the first quarter 2008.

Contractual Obligations

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement, the employee is to receive base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payments remaining under this agreement at February 29, 2008 is $54,000, and we expect to pay this amount out of our available cash.

Included in accounts payable at February 29, 2008, is approximately $14.2 million associated with liabilities which may be resolved in the liquidation process. In the event these liabilities are resolved for less than book value, net operating loss carryforwards will be used to offset any tax liability associated with reductions of the recorded liabilities.

New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements and as such has not analyzed its open tax returns, As a result, our auditors have not performed any review or testing related to the Company’s adoption of FIN 48.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value and, while not expanding or requiring new fair value measurements, the application of this statement may change current practices.  The requirements of SFAS 157 are effective for the fiscal year beginning December 1, 2008.  However, in

February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, the adoption of this standard on December 1, 2007 is limited to financial assets and liabilities, which did not have an impact on our financial statements.

In December 2007, the FASB released Statement No. 141 R, “Business Combinations” (“SFAS 141R”), which establishes principles for how the acquirer shall recognize acquired assets, assumed liabilities and any noncontrolling interest in the acquiree, recognize and measure the acquired goodwill in the business combination, or gain from a bargain purchase, and determines disclosures associated with financial statements. This statement replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The requirements of SFAS 141R apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

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

Item  4T.    Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at November 30, 2007.

The Company is neither a large accelerated filer nor an accelerated filer as those terms are defined in SEC Rule 12b-2. Beginning with our filing deadline for our Annual Report on Form 10-K for Fiscal 2008, we will have to include management’s evaluation of internal control over financial reporting (Item 308T(a) of Regulation S-K) and the full text-version of the CEO and CFO certifications referencing management’s responsibility for internal controls. However, in this fiscal year the Company will not have to include the auditor attestation on internal control required by Item 308(b) of Regulation S-K. Management’s evaluation will have to disclose that the annual report does not include such an auditor attestation and that it was not subject to attestation pursuant to temporary rules of the SEC with our Annual Report on Form 10-K for Fiscal 2009, we will have to include both management’s evaluation of internal control and the auditor attestation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 1A.   Risk Factors

This information has been omitted as the Company qualifies as a smaller reporting company. Please refer to Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007, filed with the SEC on March 12, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                Not applicable.

Item 3.    Defaults Upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                We did not submit any matters to a vote of security holders in the fourth quarter of 2007.

Item 5.   Other Information

                Not applicable

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

April 11, 2008