Form 10-Q
period 2008-05-31
CLST HOLDINGS, INC.
filed 2008-07-11
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

On July 11, 2008, there were 20,553,205 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	May 31,	November 30,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,356	$11,799
Accounts receivable - other	536	5,697
Prepaid expenses and other current assets	245	556
Total current assets	17,137	18,052

Property and equipment, net	4	1
Deferred income taxes	4,786	4,786
Other assets	865	1,136
	$22,792	$23,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,408	$14,244
Accrued expenses	255	868
Total liabilities	14,663	15,112

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 shares issued and 20,553,205 shares outstanding	212	212
Additional paid-in capital	126,034	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(116,687)	(115,953)
	9,776	10,510
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	8,129	8,863

	$22,792	$23,975

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007

Selling, general and administrative expenses	$511	$9,583	$969	$12,108
Operating loss	(511)	(9,583)	(969)	(12,108)

Other income (expense):
Interest expense	—	(149)	—	(245)
Loss on settlement of note receivable related to sale of Asia-Pacific	—	(43)	—	(537)
Other, net	87	367	220	394
Total other income (expense)	$87	$175	$220	$(388)

Loss from continuing operations before income taxes	(424)	(9,408)	(749)	(12,496)

Benefit for income taxes	—	(13,473)	(5)	(12,626)

Income (loss) from continuing operations	(424)	4,065	(744)	130

Discontinued operations	—	24,601	10	25,570

Net income (loss)	$(424)	$28,666	$(734)	$25,700

Net income (loss) per share:

Basic:

Income (loss) from continuing operations	$(0.02)	$0.20	$(0.04)	$0.01

Discontinued operations	—	1.19	—	1.24

Net income (loss)	$(0.02)	$1.39	$(0.04)	$1.25

Diluted:

Income (loss) from continuing operations	$(0.02)	$0.19	$(0.04)	$0.01

Discontinued operations	—	1.19	—	1.22

Net income (loss)	$(0.02)	$1.38	$(0.04)	$1.23

Weighted average shares outstanding:

Basic	20,553	20,637	20,553	20,560

Diluted	20,553	20,728	20,553	20,941

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended May 31, 2008 and 2007

(Unaudited)

(In thousands, except per share data)

					Additional	Accumulated other
	Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive income:
Net loss	—	—	—	—	—	—	(734)	(734)
Total comprehensive loss								(734)

Balance at May 31, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(116,687)	$8,129

Balance at November 30, 2006	21,188	$212	(29)	$(94)	$124,346	$(8,603)	$(99,091)	$16,770

Comprehensive income:
Net income	—	—	—	—	—	—	25,700	25,700
Foreign currency translation adjustment	—	—	—	—	—	(368)	—	(368)
Realized foreign currency translation adjustment	—	—	—	—	—	9,047	—	9,047
Total comprehensive income								34,379
Cancellation of restricted stock	(1)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,677	—	—	1,677
Stock option expense	—	—	—	—	11	—	—	11
Treasury stock	—	—	(605)	(1,553)	—	—	—	(1,553)

Balance at May 31, 2007	21,187	$212	(634)	$(1,647)	$126,034	$76	$(73,391)	$51,284

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2008 and 2007

(Unaudited)

(In Thousands)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(734)	$25,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock based compensation	—	1,688
Depreciation and amortization	—	92
Deferred taxes	—	2,786
Changes in operating assets and liabilities:
Accounts receivable-other	5,161	(473)
Prepaid expenses and other current assets	311	(1,829)
Other assets	271	2,489
Accounts payable	164	(1,341)
Accrued expenses	(613)	(2,672)
Income taxes payable	—	328
Discontinued operations - U.S., Miami, Mexico and Chile operations	—	(24,726)

Net cash provided by operating activities	4,560	2,042

Cash flows from investing activities:
Purchases of property and equipment	(3)	(3)
Proceeds from sale of U.S., Miami and Mexico operations	—	70,901
Discontinued operations - U.S., Miami, Mexico and Chile operations	—	(150)

Net cash provided by (used in) investing activities	(3)	70,748

Cash flows from financing activities:
Borrowings on notes payable	—	190,225
Payments on notes payable	—	(223,694)
Borrowings on Term Loan	—	1,890
Payments on Term Loan	—	(12,050)
Purchase of Treasury Stock	—	(340)
Redemption of 12% Senior Subordinated Notes	—	(1,915)
Additions to deferred loan costs	—	(2)

Net cash used in financing activities	—	(45,886)

Net increase in cash and cash equivalents	4,557	26,904
Cash and cash equivalents at beginning of period	11,799	20,673

Cash and cash equivalents at end of period	$16,356	$47,577

Non-Cash Investing Activity - accounts receivable other proceeds not yet received from U.S. Sale transaction	$—	$11,625

Non-Cash Financing Activity - Treasury Stock	$—	$1,213

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

These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended November 30, 2007. The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.)

(b) Interest Expense

In 2007 it was decided that 90% of interest expense would be allocated to discontinued operations based on the small amount of borrowings in the four months before the sale, where as before interest expense was allocated based on working capital and a percentage of revenues, by subsidiary based on large amounts of borrowings.

(2) Discontinued Operations

During fiscal year 2007, we sold all of our U.S. operations, including our Miami-based Latin American operations (the “US Sale”), Mexico operations (the “Mexico Sale”) and Chile operations (the “Chile Sale”). For more information on these transactions, please see our Annual Report on Form 10-K filed on March 12, 2008.

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three and six months ended May 31, 2008 and 2007 are as follows (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007

Revenues	$—	$80,263	$—	$276,334
Cost of sales	—	76,598	—	258,234
Gross profit	—	3,665	—	18,100
Selling, general and administrative expenses	—	5,112	—	15,057
Operating income (loss)	—	(1,447)	—	3,043
Other income (expense):
Interest expense	—	(1,336)	—	(2,201)
Loss on sale of accounts receivable	—	(143)	—	(670)
Minority interest	—	299	—	(1,420)
Gain on transactions	—	44,288	—	44,288
Other, net	—	25	15	126
Total other income	—	43,133	15	40,123

Income before income taxes	—	41,686	15	43,166

Provision for income taxes	—	17,085	5	17,596

Total discontinued operations	$—	$24,601	$10	$25,570

(3) Stock-Based Compensation

We had granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan and our 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vest ratably over four year periods.

We used the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the six months ended May 31, 2008 and 2007.

For the six months ended May 31, 2007, we recorded $11,000 for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses.

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

At May 31, 2007, the total remaining unearned compensation related to restricted stock awards was $1.5 million which was to be amortized over the service periods through March 2009. However, as a result of the closing of the US Sale transaction, all restricted stock vested and the expense of $1.5 million was recognized in the quarter ended May 31, 2007, and 109,426 shares were withheld by the Company to pay withholding taxes.  Included in selling general and administrative expense is $1.5 million and $1.7 million of expense related to the restricted stock grants for the three and six months ended May 31, 2007, respectively.

We terminated our 2003 Plan in the fourth quarter of 2007.

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

Since September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity after the March 1, 2007 interest payment. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of our common stock, approximately 474,000 shares. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the quarter ended February 28, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The transaction closed on April 12, 2007, and we recorded an additional loss of $43,000 during the quarter ended May 31, 2007 to reflect the change in the value of the stock up to the time of closing. As of May 31, 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

On December 2, 2007, we received approximately $95,000 from Muniz Ramirez Perez-Taiman, representing the final payment due the Company. The Accounts receivable had been previously fully reserved and, therefore, the amount was recorded as a credit to bad debt expense.

(5) Net Loss Per Share

Options to purchase 0.1 million for the three and six months ended May 31, 2008, and 0.4 million shares of common stock for the three and six months ended May 31, 2007, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Basic:
Income (loss) from continuing operations	$(424)	$4,065	$(744)	$130

Discontinued operations	—	24,601	10	25,570

Net income (loss)	$(424)	$28,666	$(734)	$25,700

Weighted average number of shares outstanding	20,553	20,637	20,553	20,564

Income (loss) from continuing operations	$(0.02)	$0.20	$(0.04)	$0.01

Discontinued operations	—	1.19	—	1.24

Net income (loss) per share	$(0.02)	$1.39	$(0.04)	$1.25

Diluted:
Income (loss) from continuing operations	$(424)	$4,065	$(744)	$130

Discontinued operations	—	24,601	10	25,570

Net income (loss)	$(424)	$28,666	$(734)	$25,700

Weighted average number of shares outstanding	20,553	20,637	20,553	20,560

Effect of dilutive securities:
Restricted stock	—	91	—	381

Weighted average number of shares outstanding including effect of dilutive securities	20,553	20,728	20,553	20,941

Income (loss) from continuing operations	$(0.02)	$0.19	$(0.04)	$0.01

Discontinued operations	—	1.19	—	1.22

Net income (loss) per share	$(0.02)	$1.38	$(0.04)	$1.23

(6) Commitments and Contingencies

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreement at May 31, 2008 is $32,000.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

We have been informed of the existence of an investigation that may relate to the Company or our South American operations.  Specifically, we understand that authorities in a foreign country are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999.  We do not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or our former subsidiaries.  We do not know if allegations of wrongdoing have been made against the Company, our former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation.  However, the fact that we are aware of an allegation of transfer of money from South America to the United States and that authorities may have questioned witnesses about such alleged transfers means that the Company cannot rule out the possibility of involvement.

On October 30, 2007, Ms. Sherrian Gunn, the former Chief Executive Officer, filed an Original Petition asserting a claim for breach of Employment Agreement.  On April 9 2008, we reached an agreement with Ms. Gunn to pay her $447,500 to settle all claims in the matter. This amount has been paid.

(7) New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements, and as such, have not analyzed our open tax returns.  As a result, our auditors have not performed any review or testing related to our adoption of FIN 48.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We recorded a loss of $0.4 million or $0.02 per share for the second quarter 2008, compared to income of $28.7 million or $1.39 per share for the same period in 2007. The results for the second quarter 2007 included income from discontinued operations of $24.6 million net of taxes.

We have sold all of our major assets and only a small administrative staff remains to wind up our business. Our stockholders approved the US Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007, and we continue to follow the plan of dissolution. However, consistent with the plan of dissolution and its fiduciary duties, our Board of Directors (the “Board”) will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Our Board has in the past year considered whether it is possible, and if it would be in the best interest of the Company, to de-register with the Securities and Exchange Commission (the “SEC”) and thereby eliminate the Company’s responsibilities to file reports with the SEC. Due to the number of current stockholders and the steps we would need to take to reduce the number of stockholders, our Board is not currently considering de-registering with the SEC, but may reconsider doing so in the future.

On July 19, 2007, we paid a $1.50 per share dividend under the plan of dissolution, resulting in the distribution to stockholders of approximately $30.8 million. On November 1, 2007, we paid an additional $0.60 per share dividend to stockholders, which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

On December 21, 2007, we announced, consistent with its fiduciary duties, that our Board is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, our Board is reviewing potential acquisitions and the value of the Company’s tax assets. If our Board determines that it is in the best interest of the Company to pursue an acquisition, it will likely require the Company to obtain debt and/or equity financing. Even if we obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets. It is unlikely our Board will make any further distributions to our stockholders under the Plan while it considers the strategic alternatives available to the Company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that our Board will, in the exercise of its fiduciary duty, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

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

Stock-Based Compensation. Prior to fiscal 2006, we accounted for our stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. We used the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the years ended November 30, 2007 and 2006 or during the period ended May 31, 2008.

During 2006, we granted shares of restricted stock to our executive officers, directors and certain employees pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred: (i) the participant’s death; (ii) the termination of participant’s service as a result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The 2003 Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Plan, prior to the termination of the 2003 Plan on September 25, 2007. Restricted stock issued under the 2003 Plan vested upon the completion of the US Sale and no new shares will be issued.

Sales Transactions

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see our Annual Report on Form 10-K filed with the SEC on March 12, 2008.

Cautionary Statements

On February 20, 2007, we filed a proxy statement with the SEC recommending that stockholders approve the US Sale, the Mexico Sale, and a plan of liquidation and dissolution for the Company. On March 28, 2007, our stockholders approved these proposals, and the US Sale closed on March 30, 2007 and the Mexico Sale closed on April 12, 2007. Also on June 11, 2007, we sold our Chile operations and as a result, we no longer have any revenue generating operations. Prior to the closing of the US Sale, the Mexico Sale and the Chile Sale, our operating performance was subject to a variety of risks, which are more fully described in Item 1A of our Annual Report on Form 10-K for the twelve months ended November 30, 2006, and our proxy statement filed February 20, 2007. The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in our Form 10-K.

In the plan of dissolution approved during our Special Meeting of stockholders on March 28, 2007, we stated that no distribution of proceeds from the U.S. and Mexico sales would be made until the investigation by the SEC was resolved (see Part II, Item 1—Legal Proceedings for more information). On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. On June 27, 2007, our Board declared a cash distribution of $1.50 per share on common stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. On November 1, 2007, we paid an additional $0.60 per share dividend to stockholders, which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

On December 21, 2007, we announced, consistent with its fiduciary duties, that our Board is now giving careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value. Among other matters, our Board is reviewing potential acquisitions and the value of the Company’s tax assets. If the Board determines it is in the best interest of the Company to pursue an acquisition, it will likely pursue debt financing or equity issuance in order to finance such acquisition. It is unlikely our Board will make any further distributions to our stockholders under the Plan while it considers the strategic alternatives available to the Company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that our Board will, in the exercise of its fiduciary duty, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

Results of Operations

As previously stated, we have sold all of our major assets and only a small administrative staff remains to wind up our business. We have no significant operations today other than the expenses associated with the small administrative staff winding down the Company. As discussed below, our selling, general and administrative expenses were $0.5 million for the second quarter 2008 compared to $9.6 million for the second quarter 2007. The reduction in expenses in 2008 is due to the fact that we reduced our staff, relocated our headquarters, eliminated our 401K and benefits plans, and in general reduced expenses in all categories as a result of the sale of our operations.

Three Months Ended May 31, 2008, Compared to Three Months Ended May 31, 2007

Revenues and Gross Profit.   We do not have any revenues or gross profit to report due to the sale of our operations in 2007.

Selling, General, and Administrative Expenses.   Our selling, general and administrative expenses were $0.5 million for the second quarter 2008 compared to $9.6 million for the second quarter 2007. The reduction in expenses in 2008 is due to the fact that we reduced our staff, relocated our headquarters, eliminated our 401K and benefits plans, and in general reduced expenses in all categories as a result of the sale of our operations.

Total Other Income.  Our total other income for the second quarter 2008 was $0.1 million, compared to $0.2 million for the second quarter 2007. The second quarter 2007 also included a $40,000 loss from a note receivable related to the sale of our Asia-Pacific operations and interest expense of $0.1 million. During the second quarter of 2008, we had only interest income.

Income taxes.  We had no net tax expense for the second quarter of 2008, compared to an income tax benefit of $13.5 million for the second quarter of 2007.  In the second quarter of 2007 we used the losses from our continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to Comunicación Inalámbrica Inteligente, S.A. de C.V., in which we held an interest prior to the sale of our Mexico operations. The benefit in 2007 was partially reduced by the closing of the Mexico Sale, which increases the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

Discontinued Operations. We had no income from discontinued operations for the second quarter 2008.  As discussed in Note 2 to the Consolidated Financial Statements, we sold our operations in the U.S, Miami and Mexico and entered into a letter of intent to sell our operations in Chili during the second quarter of 2007.

Six Months ended May 31, 2008, Compared to the Six Months Ended May 31, 2007

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.0 million for the six months ended May 31, 2008 compared to $12.1 million for the same period in 2007. The reduction in expenses in 2008 is due to the fact that we reduced our staff, relocated our headquarters, eliminated our 401K and benefits plans, and in general reduced expenses in all categories as a result of the sale of our operations.

Total Other Income. Our total other income for the six months ended May 31, 2008 was $0.2 million, which consisted solely of interest income, compared to an expense of $0.4 million for the same period in 2007, which included a $0.5 million loss from a note receivable related to the sale of our Asia-Pacific operations and interest expense of $0.2 million.

Liquidity and Capital Resources

As of May 31, 2008 we had cash and cash equivalents of $16.4 million. We had no loans outstanding as of May 31, 2008.

Prior to the sales of our operations, we were able to use funds generated from each of the respective operations, trade credit lines available from our suppliers, borrowings under our revolving credit facility, factoring of accounts receivable, and sale of assets to meet our operating needs. Subsequent to the sale of our operations, we will meet our needs with existing funds and interest and investment income generated by our cash and cash equivalents. At November 30, 2007, we had cash and cash equivalents of $11.8 million.

Operating Activities. The net cash we received from operating activities for the six months ended May 31, 2008 was $4.6 million compared to $2.0 million for the same period in 2007. The primary reason for this increase was the collection of $4.7 million of accounts receivable from Brightpoint, Inc. (the purchaser of our U.S. and Miami operations) and the escrow agent from our US Sale, a payment of $0.2 million related to the sale of our operations in Colombia, which took place in April 2004, and a $0.9 million federal income tax refund payment, which was offset by operating expenses.

Investing Activities. We did not have any significant investing activities during the second quarter 2008.

Financing Activities. We did not have any financing activities during the second quarter 2008.

Contractual Obligations. We have an agreement with one employee to assist with the final wind down of our business. Under the agreement, the employee is to receive base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under this agreement at May 31, 2008 is $32,000, and we expect to pay this amount out of our available cash.

Included in accounts payable at May 31, 2008, is approximately $14.2 million associated with liabilities which may be resolved in the liquidation process. In the event these liabilities are resolved for less than book value, net operating loss carryforwards will be used to offset any tax liability associated with reductions of the recorded liabilities.

New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements and as such has not analyzed our open tax returns. As a result, our auditors have not performed any review or testing related to our adoption of FIN 48.

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

Item 4T.    Controls and Procedures

There were changes in our internal control over financial reporting during the year ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the US Sale on March 30, 2007 and the Mexico Sale on April 12, 2007. In conjunction with the U.S. and Mexico Sales, a substantial number of our employees either resigned or transferred to the acquiring entities. Also as a result of the US Sale, the Chief Executive Officer, Chief Administrative Officer, and Chief Financial Officer resigned. To supplement controls, we used consultants to perform reviews of certain key reconciliations and accounting records that were previously performed by employees. Additionally on June 11, 2007, we completed the sale of our operations in Chile. There were no changes to our internal control over financial reporting during the quarter ended May 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we anticipate that changes will continue to be made to our internal controls as a result of the reduction of employees and consolidation of functions to reflect our new size and on-going wind down of operations.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at May 31, 2008.

The Company is neither a large accelerated filer nor an accelerated filer as those terms are defined in SEC Rule 12b-2. Beginning with our filing deadline for our Annual Report on Form 10-K for Fiscal 2008, we will be required to include management’s evaluation of internal control over financial reporting (Item 308T(a) of Regulation S-K) and the full text-version of the CEO and CFO certifications referencing management’s responsibility for internal controls. However, in this fiscal year the Company will not have to include the auditor attestation on internal control required by Item 308(b) of Regulation S-K. Management’s evaluation will have to disclose that the annual report does not include such an auditor attestation and that it was not subject to attestation pursuant to temporary rules of the SEC with our Annual Report on Form 10-K. For Fiscal 2010, we will have to include both management’s evaluation of internal control and the auditor attestation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have been informed of the existence of an investigation that may relate to the Company or our South American operations. Specifically, we understand that authorities are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999. We do not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or our former subsidiaries. We do not know if allegations of wrongdoing have been made against the Company, our former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation. However, the fact that the investigators are aware of an allegation of transfers of money from South America to the United States and that authorities may have questioned witnesses about such alleged transfers means that we can not predict whether or not the investigation will result in a material adverse effect on the consolidated financial condition or results of operations of the Company.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A.   Risk Factors

This information has been omitted as the Company qualifies as a smaller reporting company. Please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, filed with the SEC on March 12, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the second quarter of 2008.

Item 5.   Other Information

Not applicable.

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

(4) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

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

July 11, 2008