Form 10-Q
period 2008-08-31
CLST HOLDINGS, INC.
filed 2008-10-14
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

On October 8, 2008, there were 20,553,205 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	August 31,	November 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,149	$11,799
Accounts receivable - other	388	5,697
Prepaid expenses and other current assets	210	556
Total current assets	16,747	18,052

Property and equipment, net	10	1
Deferred income taxes	4,786	4,786
Other assets	763	1,136
	$22,306	$23,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,212	$14,244
Accrued expenses	287	868
Total liabilities	14,499	15,112

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 shares issued and 20,553,205 shares outstanding	212	212
Additional paid-in capital	126,034	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(117,009)	(115,953)
	9,454	10,510
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	7,807	8,863

	$22,306	$23,975

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007

Selling, general and administrative expenses	$433	$1,901	$1,402	$14,009
Operating loss	(433)	(1,901)	(1,402)	(14,009)

Other income (expense):
Interest expense	—	—	—	(245)
Loss on settlement of note receivable related to sale of Asia-Pacific	—	—	—	(537)
Other, net	110	559	331	953
Total other income	$110	$559	$331	$171

Loss from continuing operations before income taxes	(323)	(1,342)	(1,071)	(13,838)

Benefit for income taxes	—	(458)	(5)	(13,084)

Loss from continuing operations	(323)	(884)	(1,066)	(754)

Discontinued operations, net of taxes	—	58	10	25,628

Net income (loss)	$(323)	$(826)	$(1,056)	$24,874

Net income (loss) per share:

Basic and diluted:

Income (loss) from continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.04)

Discontinued operations	—	—	—	1.25

Net income (loss)	$(0.02)	$(0.04)	$(0.05)	$1.21

Weighted average shares outstanding:

Basic and diluted	20,553	20,553	20,553	20,558

Cash dividends declared per share of common stock	$—	$1.50	$—	$1.50

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

Nine months ended August 31, 2008 and 2007

(Unaudited)

(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	loss	deficit	Total

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,056)	(1,056)
Total comprehensive loss								(1,056)

Balance at August 31, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,009)	$7,807

Balance at November 30, 2006	21,188	$212	(29)	$(94)	$124,346	$(8,603)	$(99,091)	$16,770

Comprehensive income:
Net income	—	—	—	—	—	—	24,874	24,874
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Realized foreign currency translation adjustment	—	—	—	—	—	9,004	—	9,004
Total comprehensive loss								33,887
Cancellation of restricted stock	(1)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,677	—	—	1,677
Stock option expense	—	—	—	—	11	—	—	11
Cash dividends ($1.50 per common share)	—	—	—	—	—	—	(30,830)	(30,830)
Treasury stock	—	—	(605)	(1,553)	—	—	—	(1,553)

Balance at August 31, 2007	21,187	$212	(634)	$(1,647)	$126,034	$410	$(105,047)	$19,962

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2008 and 2007

(Unaudited)

(In Thousands)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,056)	$24,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock based compensation	—	1,688
Depreciation and amortization	1	95
Fixed assets impairment	—	14
Deferred taxes	—	2,786
Changes in operating assets and liabilities:
Accounts receivable-other	5,309	(343)
Prepaid expenses and other current assets	346	(1,566)
Other assets	373	2,611
Accounts payable	(32)	(1,417)
Accrued expenses	(581)	(2,456)
Income taxes payable	—	(771)
Discontinued operations - U.S., Miami, Mexico and Chile operations	—	(24,656)

Net cash provided by operating activities	4,360	859

Cash flows from investing activities:
Purchases of property and equipment	(10)	(3)
Proceeds from sale of U.S., Miami, Mexico and Chile operations	—	72,410
Discontinued operations - U.S., Miami, Mexico and Chile operations	—	(150)

Net cash provided by (used in) investing activities	(10)	72,257

Cash flows from financing activities:
Borrowings on notes payable	—	190,225
Payments on notes payable	—	(223,694)
Borrowings on Term Loan	—	1,890
Payments on Term Loan	—	(12,050)
Purchase of Treasury Stock	—	(340)
Redemption of 12% Senior Subordinated Notes	—	(1,915)
Dividend	—	(30,830)
Additions to deferred loan costs	—	(2)

Net cash used in financing activities	—	(76,716)

Net increase (decrease) in cash and cash equivalents	4,350	(3,600)
Cash and cash equivalents at beginning of period	11,799	20,673

Cash and cash equivalents at end of period	$16,149	$17,073

Non-Cash Investing Activity - accounts receivable other proceeds not yet received from U.S. Sale transaction	$—	$11,734

Non-Cash Financing Activity - Treasury Stock	$—	$1,213

Cash paid during the period for:
Income taxes	$—	$1,071

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

(b) Interest Expense

In 2007 it was determined that 90% of interest expense should be allocated to discontinued operations based on the small amount of borrowings in the four months before the sale, where as before interest expense was allocated based on working capital and a percentage of revenues, by subsidiary based on large amounts of borrowings.

(2) Discontinued Operations

During fiscal year 2007, we sold all of our U.S. operations, including our Miami-based Latin American operations (the “U.S. Sale”), Mexico operations (the “Mexico Sale”) and Chile operations (the “Chile Sale”). For more information on these transactions, please see our Annual Report on Form 10-K filed with the SEC on March 12, 2008.

The results of discontinued operations for the U.S., Miami, Mexico and Chile for the three and nine months ended August 31, 2008 and 2007 are as follows (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007

Revenues	$—	$—	$—	$276,334
Cost of sales	—	—	—	258,234
Gross profit	—	—	—	18,100
Selling, general and administrative expenses	—	—	—	15,057
Operating income (loss)	—	—	—	3,043
Other income (expense):
Interest expense	—	—	—	(2,201)
Loss on sale of accounts receivable	—	—	—	(670)
Minority interest	—	—	—	(1,420)
Gain on transactions	—	549	—	44,837
Other, net	—	—	15	126
Total other income	—	549	15	40,672

Income before income taxes	—	549	15	43,715

Provision for income taxes	—	491	5	18,087

Total discontinued operations	$—	$58	$10	$25,628

(3) Stock-Based Compensation

We had granted stock options to directors, officers and key employees of the Company for purchase of the Company’s common stock pursuant to the CellStar Corporation 2003 Long-Term Incentive Plan (the “2003 Plan”), the CellStar Corporation 1993 Amended and Restated Long-Term Incentive Plan and our 1994 Amended and Restated Director Non-Qualified Stock Option Plan. Options granted generally vested ratably over four year periods.

We used the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the nine months ended August 31, 2008 and 2007.

For the nine months ended August 31, 2007, we recorded $11,000 for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses.

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

At March 29, 2007, the total remaining unearned compensation related to restricted stock awards was $1.5 million which was to be amortized over the service periods through March 2009. However, as a result of the closing of the U.S. Sale transaction, all restricted stock vested and the expense of $1.5 million was recognized in the quarter ended May 31, 2007, and 109,426 shares were withheld by the Company to pay withholding taxes.  Included in selling general and administrative expense is $1.7 million of expense related to the restricted stock grants for the nine months ended August 31, 2007.

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

(5) Net Loss Per Share

Options to purchase 0.1 million for the three and nine months ended August 31, 2008, and 0.3 million and 0.4 million shares of common stock for the three and nine months ended August 31, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Basic and diluted:
Income (loss) from continuing operations	$(323)	$(884)	$(1,056)	$(754)

Discontinued operations	—	58	—	25,628

Net income (loss)	$(323)	$(826)	$(1,056)	$24,874

Weighted average number of shares outstanding	20,553	20,553	20,553	20,558

Income (loss) from continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.04)

Discontinued operations	—	—	—	1.25

Net income (loss) per share	$(0.02)	$(0.04)	$(0.05)	$1.21

(6) Commitments and Contingencies

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreement at August 31, 2008 is $124,000.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

We have been informed of the existence of an investigation that may relate to the Company or our South American operations.  Specifically, we understand that authorities in a foreign country are reviewing allegations from unknown parties that remittances were made from South America to Company accounts in the United States in 1999.  We do not know the nature or subject of the investigation, or the potential involvement, if any, of the Company or our former subsidiaries.  We do not know if allegations of wrongdoing have been made against the Company, our former subsidiaries or any current or former Company personnel or if any of them are subjects of the investigation.  However, the fact that we are aware of an allegation of transfer of money from South America to the United States and that authorities may have questioned witnesses about such alleged transfers means that the Company cannot predict whether or not the investigation will result in a material adverse effect on the consolidated financial condition or results of operations of our company.

On October 30, 2007, Ms. Sherrian Gunn, the former Chief Executive Officer, filed an Original Petition asserting a claim for breach of Employment Agreement.  On April 9, 2008, we reached an agreement with Ms. Gunn to pay her $447,500 to settle all claims in the matter. This amount has been paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 12, 2008 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as our plan of dissolution and alternate business strategies such as acquisitions and reference to intentions as to future matters and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulations; and other factors, including those listed in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the SEC on March 12, 2008, many of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Overview

We recorded a loss of $0.3 million or $0.02 per share for the third quarter 2008, compared to a loss of $0.8 million or $0.04 per share for the same period in 2007. The results for the third quarter 2007 included income from discontinued operations of $0.1 million net of taxes.

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see our Annual Report on Form 10-K filed with the SEC on March 12, 2008.

We have sold all of our major assets and only a small administrative staff remains. Our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007. Prior to the closing of the U.S. Sale, the Mexico Sale and the Chile Sale, our operating performance was subject to a variety of risks, which are more fully described in Item 1A of our Annual Report on Form 10-K for the twelve months ended November 30, 2006, and our proxy statement filed February 20, 2007. The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of our company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in our Form 10-K.  However, consistent with the plan of dissolution and its fiduciary duties, our Board of Directors (the “Board”) will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Our Board has in the past year considered whether it is possible, and if it would be in the best interest of our company and its stockholders, to de-register with the SEC and thereby eliminate our company’s responsibilities to file reports with the SEC. Due to the number of current stockholders and the steps we would need to take to reduce the number of stockholders, our Board is not currently considering de-registering with the SEC, but may reconsider doing so in the future.

On July 19, 2007, we paid a $1.50 per share dividend under the plan of dissolution, resulting in the distribution to stockholders of approximately $30.8 million. On November 1, 2007, we paid an additional $0.60 per share dividend to stockholders; which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

On December 21, 2007, we announced, consistent with its fiduciary duties, that our Board is now giving careful consideration to the strategic alternatives available to our company, with a view to maximizing stockholder value. Among other matters, our Board is giving consideration to the acquisition of an operating business or commencing a business similar to one of our historic lines of business.  The Board has not agreed to acquire a business, nor has it decided to abandon our plan of liquidation and dissolution.  Instead, the Board is exploring whether acquiring an operating business or commencing a business similar to one of our historic lines of business would be likely to present more economic value to our stockholders than completing the plan of liquidation and dissolution.  In particular, the Board expects to consider opportunities that may present themselves as a result of current market conditions to acquire assets or businesses on favorable terms and hopes to focus on opportunities to utilize our historic business presence.  If our Board determines that it is in the best interest of our company to pursue an acquisition, it will likely require our company to obtain debt and/or equity financing. Even if we are able to obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets. It is unlikely our Board will make any further distributions to our stockholders under the plan of dissolution while it considers the strategic alternatives available to our company. As a result of the on-going evaluation, we are not giving any guidance to stockholders regarding an expected range of cumulative distributions. It is possible that our Board will, in the exercise of its fiduciary duties, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.

Discussion of Critical Accounting Policies and Estimates

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

Stock-Based Compensation.

Prior to fiscal 2006, we accounted for our stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. We used the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the years ended November 30, 2007 and 2006 or during the nine months ended August 31, 2008.

During 2006, we granted shares of restricted stock to our executive officers, directors and certain employees pursuant to our 2003 Long-Term Incentive Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred: (i) the participant’s death; (ii) the termination of participant’s service as a result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The 2003 Long-Term Incentive Plan permitted withholding of shares by our company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Long-Term Incentive Plan, prior its termination on September 25, 2007. Restricted stock issued under the 2003 Long-Term Incentive Plan vested upon the completion of the U.S. Sale and no new shares will be issued.

Results of Operations

As previously stated, we have sold all of our major assets and only a small administrative staff remains. We have no significant operations today other than the expenses associated with the small administrative staff. As discussed below, our selling, general and administrative expenses were $0.4 million for the third quarter 2008 compared to $1.9 million for the third quarter 2007. The reduction in expenses in 2008 is due to the fact that we reduced our staff, relocated our headquarters, eliminated our 401K and benefits plans, and in general reduced expenses in all categories as a result of the sale of our operations.

Three Months Ended August 31, 2008, Compared to Three Months Ended August 31, 2007

Revenues and Gross Profit.   We do not have any revenues or gross profit to report due to the sale of our operations in 2007.

Selling, General, and Administrative Expenses.   Our selling, general and administrative expenses were $0.4 million for the third quarter 2008 compared to $1.9 million for the third quarter 2007. The reduction in expenses in 2008 is due to the fact that we reduced our staff, relocated our headquarters, eliminated our 401K and benefits plans, and in general reduced expenses in all categories as a result of the sale of our operations.

Total Other Income.  Our total other income for the third quarter 2008 was $0.1 million, compared to $0.6 million for the third quarter 2007. During the third quarter of 2008 and 2007, we had only interest income.

Income taxes.  We had no net tax expense for the third quarter of 2008, compared to an income tax benefit of $0.5 million for the third quarter of 2007.  In the third quarter of 2007 we used the losses from our continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to Comunicación Inalámbrica Inteligente, S.A. de C.V., in which we held an interest prior to the sale of our Mexico operations. The benefit in 2007 was partially reduced by the closing of the Mexico Sale, which increases the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

Discontinued Operations. We had no income from discontinued operations for the third quarter 2008.  As discussed in Note 2 to the Consolidated Financial Statements, we sold our operations in the U.S., Miami, Mexico and Chile.

Nine Months ended August 31, 2008, Compared to the Nine Months Ended August 31, 2007

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.4 million for the nine months ended August 31, 2008 compared to $14.0 million for the same period in 2007. The reduction in expenses in 2008 is due to the fact that we reduced our staff, relocated our headquarters, eliminated our 401K and benefits plans, and in general reduced expenses in all categories as a result of the sale of our operations.

Total Other Income. Our total other income for the nine months ended August 31, 2008 was $0.3 million, which consisted solely of interest income, compared to income of $0.2 million for the same period in 2007, which included a $0.5 million loss from a note receivable related to the sale of our Asia-Pacific operations, interest expense of $0.2 million and $0.9 million in income related to interest income.

Liquidity and Capital Resources

As of August 31, 2008 we had cash and cash equivalents of $16.1 million.   Historically we have invested our cash and cash equivalents in either money market accounts or shorter Certificate of Deposits with our primary bank, Texas Capital Bank.  Although we remain confident with our bank, due to the current banking crisis, we have decided to move the majority of our cash to U.S. government backed securities through a repurchase agreement with Texas Capital Bank.  We had no loans outstanding as of August 31, 2008.  At November 30, 2007, we had cash and cash equivalents of $11.8 million.

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

Operating Activities. The net cash we received from operating activities for the nine months ended August 31, 2008 was $4.4 million compared to $0.9 million for the same period in 2007. The primary reason for this increase was the collection of $4.7 million of accounts receivable from Brightpoint, Inc. (the purchaser of our U.S. and Miami operations) and the escrow agent from our U.S. Sale, a payment of $0.2 million related to the sale of our operations in Colombia, which took place in April 2004, and a $0.9 million federal income tax refund payment, which was offset by operating expenses.

Investing Activities. We did not have any significant investing activities during the third quarter 2008.

Financing Activities. We did not have any financing activities during the third quarter 2008.

Contractual Obligations. We have an agreement with one employee to assist with the final wind down of our historic business. Under the agreement, the employee is to receive base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under this agreement at August 31, 2008 is $124,000, and we expect to pay this amount out of our available cash.  If we abandon our plan of liquidation and dissolution, our obligations to this employee will continue.

Included in accounts payable at August 31, 2008, is approximately $14.2 million associated with liabilities which may be resolved in the liquidation process or in the ordinary course if we abandon our plan of liquidation and dissolution. In the event these liabilities are resolved for less than book value, net operating loss carryforwards will be used to offset any tax liability associated with reductions of the recorded liabilities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as our company qualifies as a smaller reporting company.

Item 4T.    Controls and Procedures

There were changes in our internal control over financial reporting during the year ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the U.S. Sale on March 30, 2007 and the Mexico Sale on April 12, 2007. In conjunction with the U.S. and Mexico Sales, a substantial number of our employees either resigned or transferred to the acquiring entities. Also as a result of the U.S. Sale, the Chief Executive Officer, Chief Administrative Officer, and Chief Financial Officer resigned. To supplement controls, we used consultants to perform reviews of certain key reconciliations and accounting records that were previously performed by employees. Additionally on June 11, 2007, we completed the sale of our operations in Chile. There were no changes to our internal control over financial reporting during the quarter ended August 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we anticipate that changes will continue to be made to our internal controls as a result of the reduction of employees and consolidation of functions to reflect our new size.  If we abandon our plan of liquidation and dissolution, and acquire or commence a business, we will need to modify our internal control over financial reporting in an appropriate fashion, and the cost of implementing and monitoring these controls may be significant.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the our company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our company’s disclosure controls and procedures were effective at August 31, 2008.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have been informed of the existence of an investigation that may relate to our company or our South American operations. Specifically, we understand that authorities are reviewing allegations from unknown parties that remittances were made from South America to company accounts in the United States in 1999. We do not know the nature or subject of the investigation, or the potential involvement, if any, of our company or our former subsidiaries. We do not know if allegations of wrongdoing have been made against our company, our former subsidiaries or any current or former company personnel or if any of them are subjects of the investigation. However, the fact that the investigators are aware of an allegation of transfers of money from South America to the United States and that authorities may have questioned witnesses about such alleged transfers means that we can not predict whether or not the investigation will result in a material adverse effect on the consolidated financial condition or results of operations of our company.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of our company.

Item 1A.   Risk Factors

This information has been omitted as our company qualifies as a smaller reporting company. Please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, filed with the SEC on March 12, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the third quarter of 2008.

Item 5.   Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”). (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (2)

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002. (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007. (4)

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004. (5)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (6)

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. (6)

(1) Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

(2) Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(3) Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

(4) Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

(5) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

(6) Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer, President,
Chief Financial Officer, Treasurer
(Principal Financial Officer)

October 14, 2008