Form 10-K
period 2008-11-30
CLST HOLDINGS, INC.
filed 2009-03-02
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22972

CLST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2479727
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17304 Preston Road, Dominion Plaza, Suite 420
Dallas, Texas	75252
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (972) 267-0500

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
None	N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 31, 2008, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of $0.37 as reported on the OTC market, as compiled by Pink Sheets LLC, on May 31, 2008, was approximately $7,604,686.

On February 27, 2009, there were 23,649,282 outstanding shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLST Holdings, Inc.

PART I.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this Annual Report on Form 10-K may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those discussed in the “Item 1A, Risk Factors” of this Form 10-K, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Item 1.  Business

CLST Holdings, Inc. (the “Company”) was formed on April 1, 1993 as a Delaware corporation under the name of CellStar Corporation to hold the stock of National Auto Center, Inc. (“National Auto Center”), a company that is now an operating subsidiary. We operated in the wireless telecommunications industry through National Auto Center, which was originally formed in 1981 to distribute and install automotive aftermarket products and later, in 1984, began offering wireless communications products and services. In 1989, National Auto Center became an authorized distributor of Motorola wireless handsets in certain portions of the United States. National Auto Center entered into similar arrangements with Motorola in the Latin American Region in 1991. The terms “CLST,” “the Company,” “we,” “our” and “us” refer to CLST Holdings, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

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

Our Board of Directors (the “Board”) and Brightpoint unanimously approved the proposed transaction set forth in the U.S. Sale Agreement. The purchase price was $88 million in cash, subject to the Company’s working capital and other terms of the agreement at closing, and also subject to adjustment based on changes in net assets from December 18, 2006 to the closing date.

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was a stock acquisition of all of the outstanding shares of the Company’s Mexican subsidiaries, and included our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions. Our Board unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. Under the terms of the transaction, we received $20 million in cash, and were required to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We continue to pursue the amounts we believe we are due, but at this time the purchasers are not responding to or cooperating with our demands. Currently we cannot make any estimates regarding future amounts we may be able to collect or the timing of any collections on this matter.

We filed a proxy statement with the Securities and Exchange Commission (the “SEC”) on February 20, 2007, which more fully describes the U.S. sale and Mexico Sale transactions. Both of the transactions were subject to customary closing conditions and the approval of our stockholders, and the transactions were not dependent upon each other. On March 28, 2007, our stockholders approved the U.S. Sale, the Mexico Sale and the name change to CLST Holdings, Inc.

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $11.5 million was included in accounts receivable—other in the accompanying balance sheet for August 31, 2007; $8.8 million of which was placed in an escrow account and subject to any indemnity claims by the buyers of the Company’s U.S. business. A portion of the proceeds from the sale was used to pay off the Company’s bank debt (see footnote 9). We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. Brightpoint asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company objected to these claims. Brightpoint also proposed negative adjustments to the net working capital of approximately $1.4 million, which these claims for adjustment were largely the same as the claims for indemnity asserted against the escrow account. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount included accrued interest. On December 21, 2007, we entered into a Letter Agreement (the “Letter Agreement”) with Brightpoint which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds in respect thereof were made in accordance with the terms described in the Letter Agreement. Pursuant to the Letter Agreement, in January 2008 we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

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

On March 22, 2007, we signed a letter of intent to sell our operations in Chile to a group that included local management for approximately book value. On June 11, 2007, we completed the sale of our operations in Chile. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a pre-tax gain of $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the sale of our operations in Chile, we no longer have any operating locations outside of the U.S.

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

Our business concentrated primarily on distribution and logistics. We delivered handsets and related accessories from the manufacturers to carriers, other distributors, retailers, and consumers. We assisted the manufacturers in expanding their distribution network and customer base. Our fulfillment, kitting, packaging, and other services assisted the carriers in getting the handsets ready for use by their subscribers. Our distribution services included purchasing, selling, warehousing, picking, packing, shipping and “just-in-time” delivery of wireless handsets and accessories. We also offered one of the industry’s first completely integrated asset recovery and logistics services, our Omnigistics® (patent pending) supply chain management system. In addition, we offered value-added services, including Internet-based supply chain services via our OrderStar® system (patent pending), Internet-based tracking and reporting, inventory management, marketing, prepaid wireless products, product fulfillment, kitting and customized packaging, private labeling, light assembly, accounts receivable management and end-user support services. We also provided wireless activation services and operated retail locations in certain markets from which we sold wireless communications products and accessories directly to the public. Both Omnigistics® and OrderStar® were included in the U.S. sale to Brightpoint.

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

Prior to the sale of our U.S., Mexico and Chile operations, our customer base consisted of Dobson Cellular Systems, Inc., Telefonica Moviles Colombia, S.A., Radio Movil Dipsa S.A. de C.V. and Claro Chile S.A. as well as manufacturers such as Motorola, LG Electronics MobileComm U.S.A., Inc., Nokia, Inc., Kyocera Wireless Corp. and Palm, Inc.

2008 Business

For most of 2008, we had no significant operations and the majority of our efforts were associated with winding down the remaining entities and other activities related to the prior business.  Even though the primary Latin American operations were sold during 2007, in 2008 we collected more than $400,000 from a  previously written-off note receivable.  The Brightpoint transaction closed on March 30, 2007, yet in 2008 we resolved all escrow amounts and finalized all working capital adjustments which resulted in excess of $4.5 million of collected cash.  There were numerous administrative matters related to the prior business that were resolved favorably during 2008.  We applied for and collected more than $500,000 in insurance refunds related to the prior business.  We, with our tax professionals, filed and received tax refunds of nearly $1.1 million.  In total, the Company, during 2008, collected nearly $7 million related to our prior business.

At the end of 2007, we had eight non-operating U.S. entities and four non-operating foreign entities, including one each in the United Kingdom, Sweden, the Netherlands, and the Philippines.  The Company also has two dormant entities in El Salvador and Guatemala that never conducted operations.

Dissolution proceedings in foreign countries can be cumbersome and lengthy.  We have been diligently working to resolve outstanding matters and to complete all statutory and governmental requirements to dissolve our foreign entities.  We dissolved our United Kingdom entity in 2008.  Dissolution of our one Swedish entity cannot be commenced until the expiration of a contractual indemnity obligation on December 31, 2009, which arises out of the sale of the assets of this entity in 2002.

Dissolution proceedings are now underway in the Philippines and the Netherlands, where audits, tax claims, and longstanding lawsuits that prevented the commencement of dissolution proceedings have now been resolved.  In the Philippines, we have resolved two outstanding lawsuits for which official court approval is pending.  We also settled a 1999 tax claim and have applied for relief from taxes associated with a 2004 transaction.  We are working to complete all other governmental requirements for dissolution of the Philippines entity by the end of 2009.  In the Netherlands, we filed for value added tax (VAT) refunds, completed VAT tax audits that were required to be filed prior to filing for dissolution, and have recently commenced the formal dissolution process.

Governmental requirements for closure are complicated in El Salvador and Guatemala, where we have one dormant entity in each country. We are working with local counsel in these countries to complete the process and have been advised to expect closure to take several more months or possibly more than one year to complete.

We believe at this time that we have resolved all known liabilities in our foreign entities, and in some cases have collected or will collect amounts resulting from the successful resolution of tax refunds of approximately $35,000 in the Netherlands and the return of the unused portion of a bond of $29,000 in the Philippines.  We do not anticipate that the dissolution or closure of any of the remaining foreign entities will result in any significant liabilities.

Dissolution of most of our U.S. entities has been delayed on advice of legal counsel pending resolution of matters unrelated to the dissolutions. Audiomex Export Corp. is a party to our claim against the purchasers of our Mexico operations and will not be dissolved until resolution of that claim.  Commencement of the dissolutions of CLST-NAC, Ltd., CLST Fulfillment, Ltd., CLST Fulfillment, Inc., and NAC Holdings, Inc. has been delayed pending resolution of a preference claim in a bankruptcy action filed by a former customer.  The claim was dismissed in January 2009, which will allow us to move forward to close these entities in fiscal 2009.

National Auto Center, Inc. directly or indirectly conducted all of our historical discontinued operations, both foreign and domestic.  As our former primary operating entity and a direct wholly owned subsidiary of CLST Holdings, Inc., we anticipate that it will not be dissolved until all matters in all other entities have been resolved and such other entities have been dissolved.

CLST International Corporation/SA and CLST International Corporation/Asia, both Delaware corporations, are holding companies for the entities in El Salvador and Guatemala, and the Philippines, respectively.  As such, we believe that these two holding companies should not be dissolved or merged out of existence until their subsidiary entities have been dissolved.

During 2008 we, in conjunction with our tax accountants, performed a detailed review and analysis of the Company’s historical net operating loss carryforwards (the “NOLs”).  We believe in many circumstances the NOLs, which amount to approximately $125 million and begin to expire after November 13, 2020, can be utilized to offset future income.  However, in the event of a change in control, the NOLs would be impaired and result in only a fraction of their otherwise future potential tax savings.  As of November 30, 2008, approximately 12% of the change in control had occurred historically.  If additionally an approximately 38% change in control occurs in the future, as determined by IRS regulations, the Company could lose substantially all of the potential value of the NOLs.

CLST Asset I, LLC

On November 10, 2008, we, through CLST Asset I, LLC, a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement  to acquire all of the outstanding equity interests of FCC Investment Trust I (the “Trust”) from a third party for approximately $41.0 million (the “Trust Purchase Agreement”).  Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, the lender, FCC Finance, LLC, as the initial servicer, the backup servicer, and the collateral custodian (the “Trust Credit Agreement”).  The Company is now responsible for the collection of the receivables included in the Trust through its wholly owned subsidiary Financo.

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit.  As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900.  As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%.  We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust Purchase Agreement.

CLST Asset Trust II, LLC

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC, a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”).  The Trust II has committed to purchase, subject to certain limitations, from the sellers on or before February 28, 2009 receivables of at least $2 million pursuant to the Trust II Purchase Agreement.  We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009.  We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Purchase Agreement.

The purchases of receivables by the Trust II from the sellers under the Trust II Purchase Agreement and other approved sellers or dealers will be financed by cash on hand and by advances under a non-recourse, revolving facility provided by a third party lender.  The terms and conditions of the revolver are set forth in the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, the originator, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), the lender, the initial servicer, the backup servicer, the guarantor, and the collateral custodian (the “Trust II Credit Agreement”) and the letter agreement, effective as of December 10, 2008, among the Trust II, Financo, the originator, the co-borrowers, the initial servicer, and the guarantor (the “Trust II Letter Agreement”).

Portfolio collections are distributed on a monthly basis.  Absent an event of default, after payment of the servicing fee and other amounts, fees and expenses due under the Trust II Credit Agreement and the required principal, interest, unused commitment fee payments to the lenders under the Trust II Credit Agreement and fees due to the co-borrowers under the Letter Agreement, all remaining amounts from portfolio collections are paid to the Trust II and are available for distribution to CLST Asset II, LLC and subsequently to Financo.

CLST Asset III, LLC

Effective February 13, 2009, we, through CLST Asset III, LLC (the “Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company (the “Asset III Purchase Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair.  In return for assets acquired under the Asset III Purchase Agreement, Asset III paid the sellers total consideration of $3,594,354 as follows:

(1)             cash in the amount of $1,797,178 of which $1,417,737 was paid to Fair, $325,440 was paid to Mr. Durham and $54,000 was paid to Mr. Cochran,

(2)             2,496,077 newly issued shares of our common stock, par value $.01 per share (“Common Stock”) at a price of $0.36 per share, of which 1,969,077 shares of Common Stock were issued to Fair, 452,000 shares of Common Stock were issued to Mr. Durham and 75,000 shares of Common Stock were issued to Mr. Cochran and

(3)             six promissory notes (the “Notes”) issued by Asset III in an aggregate original stated principal amount of $898,588, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran.

We received a fairness opinion of Business Valuation Advisors (“BVA”) stating that BVA is of the opinion that the consideration paid by us pursuant to the Asset III Purchase Agreement is fair, from a financial point of view, to our nonaffiliated stockholders.  A copy of the fairness opinion has been attached to a Current Report on Form 8-K filed on February 20, 2009.  The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As additional inducement for Asset III to enter into the Asset III Purchase Agreement, Fair agreed to use its best efforts to facilitate negotiations to add Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes.

Substantially all of the assets acquired by Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, membership resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  At least initially, Fair will continue to act as servicer for these receivables.  Fair will receive no additional consideration for acting as servicer.

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Asset III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%.  The sellers are required to repurchase any accounts, for the outstanding balance (at the time of repurchase) of such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Asset III Purchase Agreement.  Additionally, each of the sellers is required to jointly and severally pay Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, the outstanding balance of any receivable that becomes a defaulted receivable within the parameters of the Asset III Purchase Agreement.

Plan of Dissolution

The proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in this Form 10-K.

In the plan of dissolution approved during our Special Meeting of stockholders on March 28, 2007, we stated that no distribution of proceeds from the U.S. Sale and Mexico Sale would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. On June 27, 2007, our Board declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. On November 1, 2007 we paid an additional $0.60 per share dividend to stockholders, which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

Consistent with the plan of dissolution and its fiduciary duties, our Board and the Executive Committee of our Board will continue to review the relative benefits to our stockholders of (1) continuing to wind down our businesses pursuant to our plan of liquidation and dissolution or (2) abandoning our plan of liquidation and dissolution and continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business.  In addition, our Board has in the past year considered whether it is possible, and if it would be in the best interest of the Company and its stockholders, to de-register with the SEC and thereby suspend the Company's responsibilities to file reports with the SEC. Neither our Board nor our Executive Committee is currently considering de-registering with the SEC, but may consider doing so in the future.  Any determination by the Board in the future to take any of the foregoing actions, will require that the Board, in fulfilling its fiduciary obligations, perform such analysis and consider such information, as provided by management and external consultants, as its deems reasonable and necessary to come to a determination that is in the best interests of the Company and its stockholders.  It is unlikely our Board or the Executive Committee of our Board will make any further distributions to the Company’s stockholders under the plan of liquidation and dissolution while it considers the strategic alternatives available to the Company.

Although we have purchased the various assets described above and are now engaged in the business of holding and collecting consumer accounts receivable, we have not abandoned our plan of liquidation and dissolution.  The Board believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Given the time necessary to complete the governmental requirements for dissolution, we are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances.  We have continued to wind up aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See Item 1 Business – 2008 Business for further discussion with respect to our activities in this regard.  We are doing this so that we can satisfy or provide for our liabilities as required by our plan of dissolution and applicable law.  We do not now have, and do not believe that we will have in the immediate future, sufficient information regarding all of our liabilities to pay or appropriately provide for them as required by our plan of dissolution and applicable law.  We expect that fully implementing our plan of dissolution may require several years.  We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of the Company and our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.  For further discussion regarding Mr. Rajegowda’s apparent allegations that the Board has abandoned the plan of dissolution see “Item 9B Other Information—Resignation of Director.”

Governmental Regulations

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

•                  the Fair Debt Collection Practices Act;

•                  the Federal Trade Commission Act;

•                  the Truth-In-Lending Act;

•                  the Fair Credit Billing Act;

•                  the Equal Credit Opportunity Act; and

•                  the Fair Credit Reporting Act.

Financial Information

The Company’s consolidated financial statements and accompanying notes for the last two fiscal years can be found in Part IV of this Annual Report on Form 10-K.

Competition

Our business of purchasing consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

•                  other purchasers of consumer receivables, including third-party collection companies; and

•                  other financial services companies who purchase consumer receivables.

We are new to the business of purchasing receivables. Many of our competitors are larger and more established and have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. Companies with greater financial resources may elect at a future date to enter the consumer debt collection business, and current debt sellers may change strategies and cease selling debt portfolios in the future. Furthermore, as the unemployment rate and the number of bankruptcy filings continue to rise, we could face a more challenging collection environment as debtors have fewer resources available to satisfy their debt.

Since most of our receivables were bulk purchases with collateral, we will face another form of competition, which is some of our customers may be able to secure a lower cost loan from other sources.  In these cases, our customers will prepay our accounts at the higher interest rate by borrowing from lenders at lower rates.  Our receivables in general allow customers to prepay their account without significant prepayment charges.  Although under these circumstances we will receive payment of our principal, these prepayments will result in lower returns as we will collect less interest on the accounts.

Employees

At February 27, 2009, the Company had 2 permanent employees and 1 temporary employee worldwide.

Available Information and Code of Ethics

We maintain an Internet website at www.clstholdings.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports will be made available, free of charge, at our website as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC.

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

The Board, in its fiduciary capacity, will continue to consider abandoning the Company’s plan of liquidation and dissolution, which will likely affect whether stockholders receive distributions pursuant to the plan.

Our plan of liquidation and dissolution provided for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, but subject to the ability of the Board to abandon the plan if it deems appropriate. Consistent with its fiduciary duties, the Board has and will continue to give careful consideration to the strategic alternatives available to the Company, with a view to maximizing stockholder value.  We have acquired certain portfolios of receivables and are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances.  Among other matters, the Board will continue to review additional potential acquisitions and the value of the Company’s tax assets. If the Board determines that it is in the best interest of the Company to pursue additional acquisitions, it will likely require the Company to obtain debt and/or equity financing. Even if we obtain access to the necessary capital, we may be unable to identify suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

It is unlikely the Board will make any further distributions to the Company’s stockholders under the plan while it considers the strategic alternatives available to the Company. It is possible that the Board will, in the exercise of its fiduciary duty, elect to abandon the plan for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.  See “Item 1, Business — Plan of Dissolution”, for further discussion regarding our plan of dissolution.

Because the Company has been in the process of liquidating its business, it is difficult to secure and retain qualified employees.

During the last three quarters of fiscal year 2007, the Company began reducing its employee base, consistent with the Company’s plan to liquidate and dissolve. However, the Company still requires the service of some employees for handling routine business matters. Retaining employees who are knowledgeable of the Company’s business and background has proven to be difficult while the Company has been winding down its business. Furthermore, it is difficult to hire and train new employees when the Company is already working with a reduced staff, and new employees may see little incentive in working for a Company with a plan of liquidation and dissolution.

We are experiencing significant risks related to information technology.

Although the Company has outsourced certain information technology (“IT”) functions, the Company currently has no employees who are qualified to perform IT services for the Company, nor does the Company have any plans to hire IT employees. Therefore, maintaining the Company’s website and other IT-related information has proven to be difficult, and there is a risk that such information may not be adequately maintained. Furthermore, during the period following the U.S. sale, email backup tapes were not properly protected, and as a result historical email detail is limited. The Company has had difficulties restoring email records from Brightpoint when the Company has requested such information. Without access to these emails, the Company may not have complete historical email records. These risks may adversely impact the Company’s internal control environment.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for this Annual Report on Form 10-K. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls beginning with our fiscal year ending November 30, 2010. We have hired an outside consulting firm to work with management in assessing our internal controls, and they, with management, have concluded that the internal controls are adequate. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our profitability, cash flow and financial condition could be negatively affected.

We cannot be certain at this time that our auditors will not identify material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report such material weakness, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and reduce our ability to detect and prevent fraud, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability and financial condition.

We are subject to the risks of interest rate fluctuation.

Our net interest income is affected by changes in market interest rates and other economic factors beyond our control. Interest rates for demand deposits and other short term cash investments in the U.S. have dropped significantly in the past year. The Company’s assets consist largely of cash. As of November 30, 2008, our cash and cash equivalents was $9.8 million. As a result, declines in such interest rates will reduce the Company’s income and directly and adversely affect the Company’s budget. Our cash is invested in Texas Capital Bank, N.A. at a variable interest rate and in government repurchase contracts, where we are earning less than 1% per year. Each deposit of our cash is FDIC insured or government insured.

The Company has had difficulty collecting money it is due from some purchasers of its operations.

We are owed amounts from the sales of our non-U.S. operations. Collection proceedings outside of the U.S. tend to be cumbersome and expensive. We believe we are owed as much as $1.7 million from the Mexico Sale.  Due to the difficulty of collecting money from Mexico, we cannot predict an outcome at this time. However, we are pursuing various strategies to collect what we believe is owed to us. The cost of collecting the amount from Mexico that we believe is owed may be significant and may exceed the value of the amount at issue.

Our Common Stock trades at low prices and low volumes and may be subject to certain fraud and abuse in the market.

Our Common Stock trades at low prices and relatively low volumes and is not listed on an exchange. As such, the market for Common Stock such as ours may be subject to certain patterns of fraud and abuse, similar to Common Stock that is subject to the SEC’s “penny stock” rule, including:

•                  control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•                  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•                  “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•                  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•                  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our Common Stock. On February 17, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners LLC, and David Sandberg alleging that defendants engaged in numerous violations of federal securities laws in making recent purchases of our Common Stock. See “Item 3, Legal Proceedings,” for further discussion regarding this lawsuit.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our Common Stock are traded on the Pink Sheets. Shares of our Common Stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including our reclassification to discontinued operations.

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

The financial results of our receivables business depend on our ability to purchase receivable portfolios on acceptable terms and in sufficient amounts. If we are unable to do so, our business, results of operations and financial condition could be adversely affected.

If we are unable to purchase consumer receivables from credit originators and other debt sellers on acceptable terms and in sufficient amounts, our business, results of operations and financial condition could be adversely affected. The availability of portfolios that generate an appropriate return on our investment depends on a number of factors both within and beyond our control, including:

•                  competition from other buyers of consumer receivable portfolios;

•                  the growth of consumer debt;

•                  continued sales of consumer receivable portfolios by credit originators;

•                  continued growth in the number of industries selling consumer receivable portfolios; and

•                  our ability to collect upon a sufficient percentage of accounts to satisfy our contractual obligations.

At certain times the market for acquiring consumer receivable portfolios can become more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods. The growth in consumer debt may also be affected by:

•                  a slowdown in the economy;

•                  reductions in consumer spending;

•                  changes in the underwriting criteria by originators; and

•                  changes in laws and regulations governing consumer lending.

Any slowing of the consumer debt could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our Common Stock.

Our results may fluctuate as a result of any of the following:

•                  the timing and amount of collections on our consumer receivable portfolios;

•                  our inability to identify and acquire additional consumer receivable portfolios;

•                  a decline in the estimated value of our consumer receivable portfolio  recoveries;

•                  increases in operating expenses associated with the growth of our operations; and

•                  general and economic market conditions.

We may not be able to recover sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs.

Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements, and we may seek to return these receivables to the seller for payment. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We are subject to intense competition for the purchase of consumer receivable portfolios and, as a result of this competition, if we are unable to purchase receivable portfolios, our profits, if any, will be limited.

We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our revenues and earnings could be materially reduced. Failure of our third party recovery partners to adequately perform collection services could materially reduce our revenues and our profitability, if any.

We are dependent upon outside collection agencies to service all our consumer receivable portfolios.

Any failure by our third party recovery partners to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement recovery partners and redirect payments from the debtors to our new recovery partner promptly in the event our agreements with our third-party recovery partners are terminated, our third-party recovery partners fail to adequately perform their obligations or if our relationships with such recovery partners adversely change.

Our collections may decrease if bankruptcy filings increase.

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. As of November 10, 2008 our portfolios related to the Trust have accounts over 90 days past due in the amount of approximately $186,000.  Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

•                  the Fair Debt Collection Practices Act;

•                  the Federal Trade Commission Act;

•                  the Truth-In-Lending Act;

•                  the Fair Credit Billing Act;

•                  the Equal Credit Opportunity Act; and

•                  the Fair Credit Reporting Act.

Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect the receivables. Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers which may include all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our recovery partners have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs and fines and penalties. In addition, our third-party recovery partners may be subject to these and other laws and their failure to comply with such laws could also materially adversely affect our revenues and earnings.

Item 1B.  Unresolved Staff Comments

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 2.  Properties

In October 2007, we moved from our previous corporate headquarters located in Coppell, Texas to a temporary office located in Dallas, Texas, upon receipt of notice from Brightpoint that we were required to vacate the Coppell office within thirty (30) days of such notice. Our lease in the temporary office expired on March 31, 2008. On April 1, 2008, we moved into our current location at 17304 Preston Road, Dallas, TX 75252.  We believe the new office space is in a reasonable location and adequately suits our needs. Our lease expires on May 31, 2009.  We neither own nor lease any other properties at this time.

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

On February 17, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg alleging that defendants engaged in numerous violations of federal securities laws in making recent purchases of our Common Stock. According to a Schedule 13D filed by Red Oak Partners, LLC on February 18, 2009, it beneficially owned as of that date 22.19% of the Company’s Common Stock. The complaint seeks to enjoin any future unlawful purchases of our stock by the defendants, their agents, and persons or entities acting in concert with them.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of 2008.

PART II.

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock was delisted from the Nasdaq National Market effective with the open of business on June 10, 2005. The Company’s Common Stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets® under the symbol “CLHI.”

The following table sets forth, on a per share basis, high and low prices for our Common Stock for each quarter of fiscal years 2007 and 2008. Prices are the high and low bid quotations per share for our Common Stock as reported on the OTC market, as compiled by Pink Sheets LLC. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended November 30, 2008
Quarter Ended:
February 28, 2008	$0.50	$0.31
May 31, 2008	0.40	0.34
August 31, 2008	0.40	0.25
November 30, 2008	0.40	0.17

Fiscal Year ended November 30, 2007
Quarter Ended:
February 28, 2007	$3.75	$2.49
May 31, 2007	2.66	2.50
August 31, 2007	2.76	1.10
November 30, 2007	1.17	0.40

Holders

As of February 27, 2009, the last reported price of our Common Stock on the OTC market was $0.21 per share. As of February 27, 2009, there were 309 stockholders of record.

Dividends

Prior to the adoption of our plan of liquidation and dissolution in 2007, our policy had been to reinvest earnings to fund future growth. Accordingly, we generally did not pay cash dividends on our Common Stock. However, consistent with the plan, we paid the following cash distributions to the holders of our Common Stock during fiscal year 2007:

Date	Dividend Amount
July 19, 2007	$1.50
November 1, 2007	$0.60

The distributions under the plan totaled $2.10 per share or approximately $43.2 million. Approximately 61.21% of the distribution was considered a taxable dividend in accordance with U.S. Federal income tax rules, and the remaining 38.79% was considered a non-dividend distribution. This determination was a direct result of the Company’s earnings and profits of $26.3 million, requiring the first $26.3 million of distributions to be treated as taxable dividends. The Company’s status did not affect the tax determination. Stockholders are encouraged to contact their tax and financial advisors regarding implications and appropriate tax treatment of the distribution.

It is unlikely the Board will make any further distributions to the Company’s stockholders under the plan of liquidation and dissolution while it considers the strategic alternatives available to the Company. It is possible that the Board will, in the exercise of its fiduciary duty, elect to abandon the plan of liquidation and dissolution for a strategic alternative that it believes will maximize stockholder value, and that no further liquidating distributions will be made.  See “Item 1, Business — Plan of Dissolution”, for further discussion regarding our plan of dissolution.

Sales of Unregistered Securities

On February 13, 2009, we issued 2,496,077 shares of Common Stock in connection with our purchase of assets owned by Fair Finance Company (“Fair”), of which 1,969,077 shares of Common Stock were issued to Fair, 452,000 shares of Common Stock were issued to Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company, and 75,000 shares of Common Stock were issued to James F. Cochran, Chairman and Director of Fair. The issuance of these shares constituted a portion of the consideration paid for the assets of Fair, and the shares were deemed to have a value of  $0.36 per share. The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Also, on December 1, 2008, we issued 900,000 shares of restricted Common Stock for no cash consideration to our directors as compensation for services during the fiscal year ended November 30, 2008. We granted 300,000 shares of restricted Common Stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda. The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all option issuances provided to him during the course of his Board membership in connection with his resignation from the Board. See “Item 98, other information—Resignation of Director” for more information.

Issuer Purchases of Equity Securities

We have no programs to repurchase shares of our Common Stock. Furthermore, we did not repurchase any of our Common Stock during the fourth quarter of the last fiscal year.

Equity Compensation Plan Information

Our former 1993 Long-Term Incentive Plan (the “1993 Plan”) terminated on December 3, 2003. However, as disclosed in “Item 11, Executive Compensation,” Mr. Kaiser currently has exercisable options that were granted under the 1993 Plan. At a meeting of the Board of Directors on September 25, 2007, our Board unanimously resolved to terminate our 2003 Long-Term Incentive Plan (the “2003 Plan”) due to the reduction in the Company’s workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well. Therefore, there are no currently outstanding options to purchase the Company’s securities under the 2003 Plan.

The following table provides the number of securities to be issued upon the exercise of outstanding options, warrants and rights as of November 30, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	130,000	$4.93	0
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	130,000	$4.93	0

Subsequent to fiscal 2008, on December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan.  The plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. The plan provides that the administrator of the plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The aggregate number of shares of Common Stock of the Company that may be issued under the plan is 20,000,000 shares. The plan will terminate on December 1, 2018.

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  Of each restricted stock grant, 100,000 shares vested on the date of grant and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board.

Item 6.           Selected Consolidated Financial Data

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2007 we sold all of our major assets. Our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007. Throughout 2008, only a small administrative staff remained to wind up our business, and we continued to follow the plan of dissolution adopted by our stockholders. However, consistent with the plan of dissolution and its fiduciary duties, our Board has continued to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution. Our Board has in the past year considered whether it is possible, and if it would be in the best interest of the Company, to de-register with the SEC and thereby eliminate the Company’s responsibilities to file reports with the SEC. Our Board is not currently considering de-registering with the SEC, but may consider doing so in the future. In addition, due to the recent economic crisis, the Board and management has evaluated various alternatives to safeguard our primary asset, cash, and took several steps in late 2008 to protect this asset.  Although we believe our cash is now safe from bank failure and other near term economic risks, the effective interest rates have been reduced substantially due to the U.S. economic crisis.  As discussed in further detail below under “— Recent Developments,” on November 10, 2008, December 12, 2008 and February 13, 2009, we consummated three acquisitions of receivables portfolios which we believe will provide a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer accounts receivable, we have not abandoned our plan of liquidation and dissolution. We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.  See “Item 1, Business — Plan of Dissolution,” for further discussion regarding our plan of dissolution.

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

Revenue Recognition

For the Company’s discontinued operations, revenue was recognized on product sales when delivery occured, the customer took title and assumed risk of loss, terms were fixed and determinable, and collectibility was reasonably assured. The Company did not generally grant rights of return.

For the Company’s continuing operations, revenues will be recorded as earned from notes receivable.  Revenues will consist of interest earned, late fees and other miscellaneous charges.  Revenues will not be accrued on accounts over 120 days without payment activity, unless payment activity resumes.

Notes Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates. We will establish an allowance for doubtful accounts for all receivables.  The allowance will be based on “defaulted” receivables as defined in our financing arrangements.  Under those arrangements, a defaulted receivable is one where the customer has not made a payment for the most recent 120 day period.  Under such circumstances, the remaining balance will no be allowed in the borrowing base which help determine the amount of allowed borrowings.  On a quarterly basis, we will adjust the allowance for doubtful accounts to a minimum amount equal to the defaulted receivables.  We may from time to time make additional increases to the allowance based on business circumstances.

Stock-Based Compensation

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the years ended November 30, 2008 and 2007.

During 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred:

(i) the participant’s death; (ii) the termination of participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The 2003 Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Plan, prior to the termination of the 2003 Plan on September 25, 2007. Restricted stock issued under the 2003 Plan vested upon the completion of the U.S. Sale and no new shares will be issued under the 2003 Plan.

On December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan (the “2008 Plan”).  The 2008 Plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officer, directors, consultants and advisors of the Company and its subsidiaries. The 2008 Plan provides that the administrator of the plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The aggregate number of shares of Common Stock of the Company that may be issued under the 2008 Plan is 20,000,000 shares. The 2008 Plan will terminate on December 1, 2018.

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  Of each restricted stock grant, 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the Participant while employed or engaged as a director or consultant by the Company. Of the total value of the awards, $198,000, $66,000 was expensed in December 2008 and the rest is being expensed over a two year vesting period. The 2008 Plan permits withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares are considered as treasury stock and are available to be re-issued under the 2008 Plan.

Sales Transactions

On December 18, 2006, we entered into the U.S. Sale Agreement with Brightpoint, providing for the sale of substantially all of our United States and Miami-based Latin American operations and for the buyer to assume certain liabilities related to those operations. Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

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

Also on December 18, 2006, we entered the Mexico Sale Agreement with Wireless Solutions and Prestadora, two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations. The Mexico Sale was a stock acquisition of all of the outstanding shares of our Mexican subsidiaries, and includes our interest in CII, our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and were entitled to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. Our Board unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We continue to pursue the amounts we believe we are due, but at this time the purchasers are not responding to or cooperating with our demands. Currently we cannot make any estimates regarding future amounts we may be able to collect or the timing of any collections on this matter.

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

On March 28, 2007, our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. We continue to follow the plan of dissolution. Consistent with the plan of dissolution and its fiduciary duties, our Board will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution.

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007. We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. (See footnote 2). The buyer of the Company’s U.S. business previously asserted total claims for indemnity against the escrow of approximately $1.4 million, and the remainder, approximately $7.6 million, including accrued interest, was distributed to the Company on October 4, 2007. On December 21, 2007, the Company and Brightpoint entered into a Letter Agreement which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds have been made in accordance with the terms described in the Letter Agreement. In January 2008 the Company received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These are the final amounts to be received under the U.S. Sale Agreement.

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

On March 22, 2007, we signed a letter of intent to sell our operations in Chile to a group that includes local management for approximately book value. On June 11, 2007, we completed the Chile Sale. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a gain of pre-tax $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the Chile Sale, we no longer have any operating locations outside of the U.S.

On December 2, 2007 we received approximately $95,000 from Muniz Ramirez Perez-Taiman representing the final payment due the Company from the 2002 sale of our operations in Peru. The accounts receivable had been previously fully reserved.

Recent Developments

On November 10, 2008, we acquired all of the outstanding equity interest of the Trust.  The primary business of the Trust is to hold and collect certain receivables.  As of November 30, 2008, the Trust had an outstanding principal balance of $40.8 million consisting of approximately 6,000 accounts with an average weighted interest rate of approximately 14.4%.  For the month of November the Trust made collections of approximately $1.1 million consisting of $600,000 of principal payments and $500,000 of interest and other fees.  There were $100,000 of defaults during the month of November 2008.  From the $1.1 million of collections the Trust generated $300,000 of net cash after payment of amount due under the credit agreement, including principal and interest on the term loan and servicing fees.  The net cash of $300,000 was then used to pay down the intercompany debt with the excess cash distributed to its parent company Financo.  For the month of November 2008 the Trust reported a net income of $140,000.

Subsequent to fiscal 2008, we entered into two other transactions involving receivables. On December 12, 2008, we, through Trust II, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties.  The Trust II has committed to purchase, subject to certain limitations, from the sellers on or before February 28, 2009 receivables of at least $2 million.

Effective February 13, 2009, we, through Asset III, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company.  Additionally, Fair agreed to use its best efforts to facilitate negotiations to add Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000.00 of credit for our own purposes. As of February 13, 2009, the portfolios of receivables acquired collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%.

Fiscal 2008 Compared to Fiscal 2007

Consolidated

Revenues.  Revenues for the twelve months ended November 30, 2008, were $496,000.  Revenues are recorded as earned.  Revenues consist of interest earned, late fees and other miscellaneous charges.

Servicing Fees.  Servicing fees consist of loan servicing fees and trust administration fees.  The loan servicing fees were $53,000 and the trust administration fees were $13,000 for the year ended November 30, 2008.  The Trust Credit Agreement provides the material terms and conditions for the services to be performed by the servicer.  In return, the Trust pays the servicer a monthly servicing fee equal to 1.5%, per annum of the then aggregate outstanding principal balance of the receivables.

Provision for doubtful accounts.  Provision for doubtful accounts was $144,000 for the year ended November 30, 2008.  The allowance is based on “defaulted” receivables as defined in the Company’s financing arrangements.  Under those arrangements, a defaulted receivable is one where the customer has not made a payment for the most recent 120 day period.  Under such circumstances, the remaining balance will no be allowed in the borrowing base which help determine the amount of allowed borrowings.  On a quarterly basis, the Company will adjust the allowance for doubtful accounts to a minimum amount equal to the defaulted receivables.  The Company may from time to time make additional increases to the allowance based on business circumstances.

Operating Interest Expense.  Interest expense for the twelve months ended November 30, 2008 was approximately $145,000.  The interest expense is related to the term loan which bears interest at an annual rate of 5.0% over LIBOR.

General and Administrative Expenses.  Selling, general and administrative expenses for the twelve months ended November 30, 2008 were approximately $2.2 million compared to approximately $15.2 million for the same period in 2007. There was a decrease in payroll from fiscal 2007 due to payments under existing employment contracts and change of control agreements and vesting of restricted stock totaling $8.4 million, which such amounts were primarily as a result of the U.S. Sale.

Interest Expense.  Interest expense for the twelve months ended November 30, 2007 was approximately $0.2 million. We paid off all of our existing debt in March 2007 in conjunction with the U.S. Sale transaction. Prior to the U.S. Sale, on March 31, 2006, we entered into an Amended & Restated Loan and Security Agreement (the “Amended Facility”) with a bank, which extended the term of our previous facility until September 27, 2009. The borrowing rate under the revolver of the Amended Facility was prime for the prime rate option and London Interbank Offered Rate (“LIBOR”) plus 2.5% for the LIBOR option. At November 30, 2006, we had outstanding $1.9 million of 12% Senior Subordinated Notes (the “Senior Notes”) due January 2007 bearing interest at 12%.  On August 31, 2006, we entered into a Term Loan and Security Agreement (the “Term Loan”) with a finance company for up to $12.3 million to refinance the Senior Notes. The borrowing rate under the Term Loan was LIBOR plus 7.5%, or a base rate plus an applicable margin. The Term Loan was to mature September 27, 2009. The Term Loan was to be amortized to an outstanding balance of $10 million at the rate of approximately $1 million per year payable in quarterly installments beginning September 30, 2006, with interest-only payments thereafter throughout the remainder of the Term Loan. On March 30, 2007, the outstanding balances, including accrued interest, under the Amended Facility of $13.1 million and Term Loan of $11.9 million were paid off using the proceeds from the U.S. Sale.

Interest expense related to the Amended Facility and the Term Loan has been allocated to discontinued operations. In 2007, it was determined that 90% of the interest expense would be allocated to discontinued operations based on the small amount of borrowings in the four months before the sale. The total interest expense allocated to discontinued operations was $2.2 million in 2007.

Settlement of note receivable related to the sale of Asia-Pacific.  On March 5, 2007, we announced that we had signed an agreement, effective February 27, 2007, with Fine Day and Mr. Horng, the Chairman and sole shareholder of Fine Day, and formerly an executive officer of the Company, accepting a settlement of an outstanding note receivable related to the September 2005 sale of our Hong Kong and PRC operations.  From September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of our

Common Stock, approximately 474,000 shares. The transaction closed on April 12, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the twelve months ended November 30, 2007. At November 30, 2008 and 2007, the shares of stock previously owned by Mr. Horng were included in treasury stock.

Income Taxes. We had income tax expense of $192,000 for the twelve months ended November 30, 2008. We had an income tax benefit from continuing operations of approximately $11.5 million for the twelve months ended November 30, 2007. Discontinued operations included in the consolidated statement of operations is shown net of taxes of approximately $15.9 million for the twelve months ended November 30, 2007 reflecting a tax rate of 35% on gains on sales. The difference between this amount and the Company’s consolidated provision has been included as a tax benefit in continuing operations for the twelve months ended November 30, 2007. In 2007, we used the loss from continuing operations as well as net operating losses from prior years that previously had valuation allowances to offset income from discontinued operations except for certain minimum taxes, withholding taxes and taxes related to CII. The benefit in 2007 was partially reduced by the closing of the Mexico Sale which increased the deferred income tax valuation allowance by approximately $2.7 million as no future taxable income will be generated from the Mexico operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. For further discussion, please see footnote 10 of the consolidated financial statements.

Discontinued Operations. As discussed in footnote 2 to the Consolidated Financial Statements, during the second quarter of 2007, we sold our operations in the U.S., Miami and Mexico and during the third quarter of 2007 sold our operations in Chile. Results for these operations beginning December 1, 2006 and continuing through the respective sale date are recorded in Discontinued Operations. For 2007, the Company recorded earnings from discontinued operations of $29.5 million. During 2007 the Company recorded a pre-tax gain on sale of domestic and foreign entities of $46.3 million. There were no gains or losses on sales in fiscal 2008. Partially offsetting this gain in 2007 was a lower operating income amount. For 2007, the Company recorded operating loss of $3.0 million, net of tax.

Liquidity and Capital Resources

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007; $8.8 million had been placed in an escrow account and subject to any indemnity claims by the buyers of the Company’s U.S. business. A portion of the proceeds from the sale was used to pay off the Company’s bank debt (see footnote 7). We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. Brightpoint asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company objected to these claims. Brightpoint also proposed negative adjustments to the net working capital of approximately $1.4 million, which these claims for adjustment were largely the same as the claims for indemnity asserted against the escrow account. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount included accrued interest. On December 21, 2007, we entered into the Letter Agreement with Brightpoint which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds in respect thereof were made in accordance with the terms described in the Letter Agreement. Pursuant to the Letter Agreement, in January 2008 we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

Operating Activities

The net cash provided by or used in operating activities for the year ended November 30, 2008 and 2007 was $4.9 million cash received to $2.6 million cash used, respectively. The increase in fiscal year 2008 is primarily a result of the collection of approximately $7 million from other receivables.

Investing Activities

The net cash used in or received from investing activities for the years ended November 30, 2008 and 2007 was $6.1 million cash used to $82.8 million cash received, respectively. The decrease from fiscal 2007 to 2008 is primarily a result of the sale of our U.S., Miami, Mexico and Chile operations, for which we received proceeds of $83.0 million. We used $6.1 million in cash for the purchase of the Trust on November 10, 2008.

Financing Activities

On March 30, 2007, the outstanding balances, including accrued interest, under our previous credit facilities were paid off using the proceeds from the U.S. Sale. An early termination fee of $0.5 million was paid in conjunction with the pay off of the Amended Facility and was recognized as a charge to earnings in the year ended November 30, 2007. As of November 30, 2007 the Company did not have any term loans, notes or other forms of long-term debt. The historical term loans or Senior Notes have been paid off.

The net cash used in financing activities for the years ended November 30, 2007 and 2008, decreased from $89.0 million to $736,000, respectively. Cash used in fiscal year 2007 was largely due to the payoff of our previous credit facilities as a result of the sale of our discontinued operations and distributions to our stockholders of $2.10 per share, or approximately $43.2 million, pursuant to the plan of dissolution. The cash used in fiscal year 2008 was related to costs related to the acquisition of the term loan under the Trust Credit Agreement discussed in more detail below and a November 2008 payment to reduce the outstanding principal balance.

Liquidity Sources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of the Trust in November 2008, we met our cash needs with existing funds and interest and investment income generated by the Company’s cash and cash equivalents (“Existing Funds”). At November 30, 2008, we had cash and cash equivalents of approximately $9.8 million. To date, we have financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our Common Stock and we expect that any future portfolio acquisition would be financed with cash on hand and cash from operations, non-recourse debt and additional issuance of our Common Stock.

Trust Credit Agreement

On November 10, 2008, the Company financed approximately $34.9 million of the purchase price of the Trust pursuant to the Trust Credit Agreement. The Trust Credit Agreement provides for a non-recourse, term loan of approximately $34.9 million, maturing on November 10, 2013. The term loan bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust Credit Agreement).  The obligations under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust, including portfolio collections.

The Trust Credit Agreement provides the material terms and conditions for the services to be performed by the servicer.  In return, the Trust pays the servicer a monthly servicing fee equal to 1.5%, per annum of the then aggregate outstanding principal balance of the receivables.

Portfolio collections are distributed on a monthly basis.  Absent an event of default, after payment of the servicing fee and other fees and expenses due under the Trust Credit Agreement and the required principal and interest payments to the lender under the Trust Credit Agreement, all remaining amounts from portfolio collections are paid to the Trust and are available for distribution to CLST Asset I, LLC and subsequently to Financo.

Principal payments on the term loan are due monthly to the extent that the aggregate principal amount of the term loan outstanding exceeds the sum of (a) the sum for each outstanding receivable of the product of (1) 85%, (2) the then-current aggregate unpaid principal balance of such receivable and (3) a percentage specified in the Trust Credit Agreement based upon the aging of such receivable, and (b) amounts on deposit in the collection account for the receivables net of any accrued and unpaid interest on the loan and fees due to the servicer, the backup servicer, the collateral custodian and the owner trustee (the “Maximum Advance Amount”).  Principal payments are also due within five business days of any time that the aggregate principal amount of the term loan outstanding exceeds the Maximum Advance Amount.  The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses are due on the maturity date.  Interest payments on the term loan are due monthly.

The Trust Credit Agreement contains customary covenants for facilities of its type, including among other things covenants that restrict the Trust’s ability to incur indebtedness, grant liens, dispose of property, pay dividends, make certain acquisitions or to take actions that would negatively affect the Trust’s special purpose vehicle status.  Generally, these covenants do not impact the activities that may be undertaken by the Company.  The Trust Credit Agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements of the Trust, bankruptcy or insolvency of the Trust, the occurrence of an event which causes a material adverse effect on the Trust, the occurrence of certain defaults by the servicer, entry of certain material judgments against the Trust, and the occurrence of a change of control or certain material events and the issuance of a qualified audit opinion with respect to the Trust’s financials.  In addition, an event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%.  If an event of default  occurs, all of the Trust’s obligations under the Trust Credit Agreement could be accelerated by the lender, causing the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

Trust II Credit Agreement

Subsequent to the year ended November 30, 2008, on December 12, 2008 we financed approximately $813,000 of the purchase price of various assets purchased under the Trust II Purchase Agreement pursuant to the Trust II Credit Agreement. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement.  The Trust II has become a co-borrower under that facility and has pledged its assets to secure performance by the borrowers thereunder.  The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50,000,000.  Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II.  With the consent of its co-borrowers, the Trust II may utilize more than $15,000,000 of the aggregate availability under the revolving facility.  Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables (“Maximum Advance”).

The revolver matures on September 28, 2010.  The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement).  The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million.  In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount.  The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.

The Trust II Credit Agreement provides the material terms and conditions for the services to be performed by the servicer.  In return, the Trust II pays the servicer a monthly servicing fee equal to 0.5% of the then aggregate outstanding principal balance of the receivables.

Principal payments on the revolver are due monthly to the extent that the aggregate principal amount of the loan outstanding exceeds the lesser of (1) $50 million or (2) the Maximum Advance plus the amount on deposit in the collection account net of any accrued and unpaid interest on the loan and fees due to the lenders, the servicer, the backup servicer, the collateral custodian and the owner trustee (the “Maximum Outstanding Loan Amount”).  The borrowers are also required to either make principal payments or add additional eligible receivables as collateral within 5 business days of any time that the aggregate principal amount of the revolver exceeds the Maximum Outstanding Loan Amount.  The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses is due on the maturity date.  The Trust II may, at its option, repay in whole or in part borrowings under the revolver but prepayments made before September 28, 2010 are subject to a prepayment premium equal to 2.0%.  Interest payments on the term loan are due monthly.

The Trust II Credit Agreement contains customary covenants for facilities of its type, including among other things maintenance of the Trust’s special purpose vehicle status and covenants that restrict the Trust II’s ability to incur indebtedness, grant liens, dispose of property, pay dividends, and make certain acquisitions.  Generally, these covenants do not impact the activities that may be undertaken by CLST Holdings, Inc.  The Trust II Credit Agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements of the Trust II, bankruptcy or insolvency of the Trust II, the occurrence of an event which causes a material adverse effect on the Trust II, the occurrence of certain defaults by the servicer, entry of certain material judgments against the Trust II, and the occurrence of a change of control or certain material events and the issuance of a qualified audit opinion with respect to the Trust II’s financials.  In addition, an event of default occurs if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or

12.0% for Class B Receivables.  If an event of default occurs, all of the Trust II’s obligations under the Trust II Credit Agreement could be accelerated by the lender, causing the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

The Notes

Also subsequent to the year ended November 30, 2008, on February 13, 2009 we financed a portion of our purchase of the assets of Fair through the issuance by Asset III of six promissory notes (the “Notes”) in an aggregate original stated principal amount of $898,588.00, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran. The Notes issued by Asset III in favor of the sellers are full-recourse with respect to Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”) are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

Contractual Obligations

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement, the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payments remaining under the agreement at November 30, 2008 is $96,000, and we expect to pay this amount out of our available cash.

Included in accounts payable at November 30, 2008, is approximately $14.2 million associated with liabilities which may be resolved in the liquidation process. In the event these liabilities are resolved for less than book value, net operating loss carryforwards will be used to offset any tax liability associated with reductions of the recorded liabilities.

Asset Quality

Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions. The average age of our receivables affects the stability of delinquency and loss rates of the portfolio.

Delinquencies

The following table presents the delinquency trends of our portfolios at November 10, 2008:

All Eligible Receivables	Principal Balance (in $)	% of Total
Current (less than 30 days)	40,208,135	96.9%
31-60 days	875,224	2.1%
61-90 days	252,745	0.6%
91-120 days	185,944	0.4%
Total	41,522,048	100.0%

New Accounting Pronouncements

Footnote 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no changes during the year ended November 30, 2008, to the significant accounting policies used in the preparation of our Consolidated Financial Statements.

Adoption of FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 as of December 1, 2007, the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as other expenses in our consolidated financial statements. For the year ended November 30, 2008, we recognized $12,000 in interest and penalty fees related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Accounting Pronouncements Not Yet Adopted

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

In December 2007, the FASB released Statement No. 141 R, “Business Combinations” (“SFAS 141R”), which establishes principles for how the acquirer shall recognize acquired assets, assumed liabilities and any non-controlling interest in the acquiree, recognize and measure the acquired goodwill in the business combination, or gain from a bargain purchase, and determines disclosures associated with financial statements. This statement replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The requirements of SFAS 141R apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

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

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at November 30, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15 and 15d-15 of the Exchange Act. Under the supervision and with the participation of the Company’s management, we, in conjunction with an independent third party, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

All of our financial reporting is carried out by our Chief Financial Officer and Controller with the assistance of third parties from time to time. The lack of accounting staff and dependence on third party assistance results in a lack of segregation of duties and at times a lack of sufficient accounting technical expertise which could impact the effectiveness of our internal control over financial reporting. In order to mitigate this weakness to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer as well as the Board for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of November 30, 2008 did not include the internal controls of the Trust and related portfolio of receivables because of the timing of the acquisition, which was completed in November 2008. For the year ended November 30, 2008, the Trust represented approximately $41.7 million of total assets and $496,000 of total revenues.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K. For our fiscal year ended November 30, 2010, we will be required to include the auditor attestation.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and it is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting during the fourth quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trust Pro Formas

The following unaudited pro forma information presents the 2007 and 2008 results of operations of the Trust and the Company as if the acquisition had occurred on December 1, 2006. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

(unaudited)

	2008	2007

Revenues
Interest income	$8,160	$8,249
Other	44	394
Total revenues	8,204	8,643

Loan servicing fees	129	68
Management fees	915	925
Interest expense	4,604	4,989
General and administrative	2,719	15,715
Operating income	(163)	(13,054)

Other expense:
Interest expense	—	(247)
Loss on settlement of note receivable related to sale of Asia-Pacific	—	(537)
Realized loss on sale of assets	(4,078)	—
Other, net	550	568

Total other income	(3,528)	(216)

Loss from continuing operations before income taxes	(3,691)	(13,270)

Income tax expense (benefit)	192	(11,526)

Loss from continuing operations, net of taxes	(3,883)	(1,744)

Discontinued operations, net of taxes of $5 thousand for 2008 and $15.9 million for 2007	10	29,513

Net income (loss)	$(3,873)	$27,769

Net income (loss) per share:

Basic and diluted:

Net income (loss) per share	$(0.19)	$1.35

Weighted average number of shares:

Basic and diluted	20,553	20,557

The above financial statement represents pro forma historical results of the Company and the Trust, which we purchased on November 10, 2008. The above information is unaudited and therefore should not be relied upon. Readers of these financial statements should understand that the historical financials of the Trust are not representative of the Trust as of November 10, 2008. Historical notes receivable were materially greater in the past than as of our purchase date. Certain realized losses have been recorded prior to our purchase, which have a material impact to the pro forma results. In addition, the historical expenses may be materially different than those in future periods due to differences in the number of notes receivable.

Resignation of Director

On February 24, 2009, our director and member of our Audit Committee, Manoj Rajegowda, tendered his resignation as a member of our Board, effective immediately, and, as a result, effectively resigned from our Audit Committee. Mr. Rajegowda notified us of his resignation through a letter from his counsel, Richards, Layton, & Finger P.A. A copy of Mr. Rajegowda’s letter is attached hereto as Exhibit 99.1.

In his resignation letter, Mr. Rajegowda’s counsel gives, as the reason for his client’s resignation:

“. . . the fact that [Mr. Rajegowda has] been isolated from any meaningful decision making role as a director, and in light of the fact that the Company has determined to proceed in a manner which he considers to be antithetical to the expressed wishes of the majority of stockholders . . .”

We discuss and respond to Mr. Mr. Rajegowda’s reasons for his resignation below.

In addition to providing reasons for his resignation, Mr. Rajegowda made a variety of allegations about our corporate governance and the conduct of our management. Among other things, in his letter, Mr. Rajegowda:

•                  Alleges that he was not properly notified of a transaction effective February 13, 2009 between us, on one hand, and Fair, James Cochran and Timothy Durham, on the other hand;

•                  Alleges that the transaction with Fair, Mr. Cochran and Mr. Durham was not properly approved;

•                  States that we have failed to provide him with minutes of meetings of the Board and that we have not submitted draft minutes to the Board for comments and a vote;

•                  Alleges that the Board has determined to abandon our plan of dissolution; and

•                  Alleges that “the Board’s attempts to continue the business of the Company in the face of a shareholders’ vote in favor of a prompt liquidation puts the interest of the Board ahead of the interests of the shareholders”.

On February 3, 2009, the Board, by a vote of 3 to 1, with Mr. Rajegowda voting against, created an Executive Committee of the Board of Directors, having all of the authority of the Board, including all of the authority that the Board had as a committee of the whole when serving as a committee of the Board (such as the Audit Committee). Our Board took this action because members of the Board, other than Mr. Rajegowda, had become concerned that Mr. Rajegowda was unable, because of conflicts of interest between the interests of his employer, MC Investments, and his duties as a member of our Board, to perform his duties to the our stockholders, or to maintain the confidentiality of our confidential information. Members of our Board were specifically concerned that Mr. Rajegowda was sharing our confidential information with his employer. In addition, Mr. Rajegowda indicated to the Board that he was unwilling, under any circumstances, to consider certain classes of transactions that might be presented to us. In order to maintain our ability to conduct our business in the best interests of our stockholders, without the concern that Mr. Rajegowda’s conflicts of interest would adversely affect our decision making, and to assure the confidentiality of our confidential information, the Board, with Mr. Rajegowda voting against, decided to create an Executive Committee of the Board, exercising all of the authority and power of the Board, including all of the authority of the Board when it is sitting as a committee of the whole.

We disagree with Mr. Rajegowda’s allegations, and do not believe that they are supported by the facts. Mr. Rajegowda is correct when he says that he has not been provided with copies of minutes of meetings. However, we do not believe that Mr. Rajegowda has requested copies of those minutes, or requested that minutes of meetings be reviewed and voted upon. Our normal process does not include the vote that Mr. Rajegowda refers to. We do not believe that Mr. Rajegowda objected to our normal process while he was a member of the Board.

We are not sure what Mr. Rajegowda is referring to when he says that the Board has “determined to proceed in a manner which he considers to be antithetical to the expressed wishes of the majority of stockholders.”  Although, from the remainder of the letter, it would appear that he believes that the Board has decided to abandon our plan of dissolution, our Board has not made that decision, nor has the Executive Committee of our Board. We have continued to wind up aspects of our businesses, including dissolving of some of our subsidiaries and continuing to try to collect our remaining non cash assets. In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner. See “Item 1, Business — 2008 Business” for further discussion with respect to our activities in this regard. We are doing this so that we can satisfy or provide for our liabilities as required by our plan of dissolution and applicable law. We do not now have, and do not believe that we will have in the immediate future, sufficient information regarding all of our liabilities to pay or appropriately provide for them as required by our plan of dissolution and applicable law. We expect that fully implementing our plan of dissolution may require several years. Our Board may in the future elect to abandon the plan of dissolution. The plan of dissolution reserves that right to the Board. If the Board abandons the plan of dissolution, it will do so only after determining that doing so would be in the best interest of our stockholders. The Board expects to review the plan of dissolution in the near future, and to consider whether it is in the best interest of the stockholders to abandon the plan. See “Item 1, Business — Plan of Dissolution” for further discussion regarding our plan of dissolution.

Finally, we note that, consistent with the concerns of members of our Board, Mr. Rajegowda was subject to conflicts of interest as a result of his employment by MC Investments, the letter from Mr. Rajegowda’s counsel submitting his resignation concluded by reserving Mr. Rajegowda’s and MC Investment’s rights against the Company and members of the Board relating to a transaction approved by the Executive Committee of the Board between us and Fair, James Cochran and Timothy Durham. Mr. Durham is a member of our Board, and Fair is a company controlled by Mr. Durham.

We provided a copy of the disclosures we are making in this Item 9B of Form 10-K to Mr. Rajegowda and informed him that he may furnish the Company as promptly as possible a letter stating whether he agrees or disagrees with the disclosures made in response to this Item 9B, and that if he disagrees, then the Company requests that he provide the respects in which he does not agree with the disclosures. We will undertake to file any letter received from Mr. Rajegowda, if any, as an exhibit to a current report on Form 8-K within two business days after receipt.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of executive officers and directors of the Company as of November 30, 2008:

Name	Age	Director Since	Class	Position(s) Held
Robert A. Kaiser	55	May 2, 2005	Class I Director	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer and Treasurer
Timothy S. Durham	46	August 7, 2007	Class III Director	Director, Secretary
David Tornek	48	January 16, 2009	Class III Director	Director
Manoj Rajegowda(1)	28	August 7, 2007	Class II Director	Director

(1)           Resigned from the Board effective February 24, 2009. See “Item 9B, Other Information — Resignation of Director,” for further information regarding the circumstances surrounding Mr. Rajegowda’s resignation.

Robert A. Kaiser, 55, currently serves as a Class I director and the Company’s Chairman of the Board, which he was elected to on August 7, 2007, and as Chief Executive Officer, President, Chief Financial Officer and Treasurer, which positions he was elected to on September 25, 2007. Mr. Kaiser has served as a director of the Company since May 2, 2005 and also previously served as Chairman of the Board of Directors of the Company from May 2, 2005 until his resignation on April 17, 2007. Mr. Kaiser was subsequently elected to the board again on August 7, 2007, and was to have served a one-year term; however, because the Company did not have an annual meeting of stockholders in 2008, he has continued to serve as director. Mr. Kaiser also served as Senior Vice President and Chief Financial Officer of the Company from December 21, 2001 until October 2, 2003, when the Board of Directors named him President and Chief Operating Officer of the Company, which he served as until March 30, 2007, when he resigned in connection with the completion of the sale of substantially all of the Company’s assets. Mr. Kaiser was also promoted to Chief Executive Officer on May 1, 2004, with which he served consecutively as President and Chief Operating Officer until March 30, 2007. Mr. Kaiser also serves as a member of the board of directors and audit committee chairman for RBC Life Sciences and has served in such capacities since September 2008.

Timothy S. Durham, 46, is currently serving a three-year term as a Class III director and was elected as Secretary of the Company on August 7, 2007. Mr. Durham is the Chairman and Chief Executive Officer of Obsidian Enterprises, Inc. (“Obsidian”), a private holding company that invests in small and mid cap companies in basic industries such as manufacturing and transportation. As Chief Executive Officer of Obsidian, Mr. Durham is responsible for strategic direction and financial issues. Mr. Durham also serves as Chairman of Fair Holdings, Inc. (“Fair Holdings”), a financial services company, where his responsibilities include strategic direction and financial issues. He has held such positions with Obsidian and Fair Holdings for more than five years. Mr. Durham also serves as a director of National Lampoon, Inc. and has done so since 2002.

David Tornek, 48, is currently serving as a Class III director of the Company until his successor is duly elected and qualified. Mr. Tornek also serves as a director of National Lampoon, Inc., and has served in that capacity since December 22, 2008. Mr. Tornek is currently Owner/Operator of Touch Catering, Kosher Touch Catering, and Meat Market Miami Steakhouse, all Miami area restaurants and catering companies. Prior to his work in the food services industry, Mr. Tornek worked as Chief Financial Officer and Chief Operating Officer of Century Management Group from 1995 to 2004. Mr. Tornek received a B.S. in accounting from Metropolitan State College in 1983. Mr. Tornek also serves as a director of National Lampoon, Inc. and has done so since December 22, 2008.

Manoj Rajegowda, 28, was serving a two year term as a Class II director prior to his resignation from the Board on February 24, 2009. See “Item 9B, Other Information — Resignation of Director,” for further information regarding the circumstances surrounding Mr. Rajegowda’s resignation. Mr. Rajegowda is a Senior Analyst at MC Investment Partners, LLC, a private equity/hedge fund firm, and has held such position since September 2006. Prior to working for MC Investment Partners, LLC, Mr. Rajegowda worked as a contract consultant for Global Environment Fund, a private equity fund, from June 2006 to August 2006 and as an Analyst at Bear, Stearns & Co., an investment banking firm, from June 2004 to December 2005. Prior to working for Bear, Stearns & Co., Mr. Rajegowda received a B.A. from Princeton University in 2002 and a masters degree in bioscience from Keck Graduate Institute in 2004.

The Company does not maintain key man insurance on the life of any officer of the Company. The loss or interruption of the continued full-time service of the Company’s executive officers and key employees could have a material adverse impact on the Company’s business. The inability of the Company to retain such necessary personnel could also have a material adverse effect on the Company.

No family relationships exist among our officers or directors. Except as indicated above, no director of ours is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with for the Company’s 2008 fiscal year.

Corporate Governance

Board of Directors and Committees

We are managed under the direction of our Board of Directors. As of November 30, 2008, we had three directors, including two non-employee directors.  During the year ended November 30, 2008, there were no changes to the Company’s Board.  Subsequently, on January 16, 2009, the Board increased the size of the Board from three members to four members and appointed Mr. David Tornek to fill the vacancy as a Class III director to hold office for the remaining term of the Class III directors until the annual meeting of stockholders in 2010 and until his successor is duly elected and qualified. We expect that Mr. Tornek will be named Chairman of the Audit Committee of our Board. On February 24, 2009, Mr. Rajegowda tendered his resignation from the Board. Mr. Rajegowda’s letter of resignation is attached hereto as Exhibit 99.1.  See “Item 9B, Other Information – Resignation of Director,” for further information regarding the circumstances surrounding Mr. Rajegowda’s resignation.

Our Board of Directors is divided into three classes of directors and each class serves a three year term. Our Board of Directors presently has two regular committees, the Audit Committee and the Executive Committee.  During fiscal 2008, the Board met 15 times and the Audit Committee met two times. The Executive Committee was formed subsequent to fiscal 2008 and therefore did not meet in fiscal 2008.

Executive Committee

The Executive Committee was established by the Board on February 3, 2009 and currently consists of Messrs. Kaiser, Durham and Tornek. Mr. Rajegowda, when he served as a member of our Board, was not a member of the Executive Committee.  The Executive Committee has all authority of the Board, including all of the authority the Board had as a committee of the whole when serving as a committee of the Board (such as the Audit Committee).  Please see “Item 9B, Other Information – Resignation of Director” for a discussion concerning the formation of the Executive Committee and the circumstances surrounding such formation.

Audit Committee

Currently all members of our Board are serving as members of the Company’s Audit Committee and beginning with the formation of our Executive Committee on February 3, 2009, all members of our Executive Committee serve as members of our Audit Committee.  The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee shall fulfill its oversight responsibilities by reviewing (i) the financial information which will be provided to the shareholders, potential shareholders, the investment community and others; (ii) reviewing areas of potential significant financial risk to the Company including the systems of internal controls and disclosure controls and procedures which management and the Board have established; (iii) monitoring the independence and performance of the Company’s independent accountants and internal audit function; and (iv) reporting on all such matters to the Board.  The Audit Committee adopted and will periodically review the written charter that specifies the scope of the Audit Committee’s responsibilities for our Audit Committee is posted on our website at www.clstholdings.com.

Our Audit Committee currently includes one independent member of our Board, Mr. Tornek, as such independence is defined by the standards of NASDAQ.  The Company does not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. In light of our limited operations at this time, our Board has determined that it will postpone any decision on whether to search for an audit committee financial expert until such time as the Board decides to abandon the plan of liquidation and dissolution.

Director Independence

The Company’s Board of Directors has adopted the independence standards of NASDAQ as its independence standards. In assessing the independence of its directors, the board has determined that Mr. Tornek is an independent director of the Company and that Messrs. Durham and Kaiser are not independent directors.  In determining the independence of Mr. Tornek, our board of directors considered the fact that both Messrs. Durham and Tornek serve on the board of directors of National Lampoon, Inc. and concluded that this relationship would not impair Mr. Tornek’s ability to remain independent as a director on our Board.

Nominations to the Board of Directors

We do not have a Nomination Committee of our Board of Directors.  Our whole Board of Directors performs the functions of a Nominating Committee. The Board of Directors will consider nominees proposed by stockholders in accordance with guidelines for such consideration set forth in our Amended and Restated Certificate of Incorporation dated as of April 27, 1995, our Bylaws and any applicable rules and regulations of the SEC. A copy of our charter and Bylaws is available from our Chief Executive Officer upon written request. Requests or proposals should be directed to Robert Kaiser, Chief Executive Officer, CLST Holdings, Inc., 17304 Preston Road, Dominion Plaza, Suite 420 Dallas, Texas 75252.  Article II, Section 7 of our Bylaws provides that persons nominated by stockholders shall be eligible for election as directors only if nominated in accordance with the following procedures. Such nominations shall be made pursuant to timely notice in writing to our Corporate Secretary. To be timely, a stockholder’s notice shall be delivered to or mailed and received at our principal executive offices at CLST Holdings, Inc., 17304 Preston Road, Dominion Plaza, Suite 420 Dallas, Texas 75252 not less than 60 days prior to the meeting of the stockholders called for the election of directors; provided, however, that in the event that less than 70 days notice or prior public disclosure of the date the meeting is given or made to stockholders, such written notice must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure of the date of the meeting was made, whichever occurs first. Such stockholder’s notice to the Corporate Secretary must set forth (a) as to the stockholder proposing to nominate a person for election or re-election as director, (i) the name, business address and residence address of the stockholder who intends to make the nomination and (ii) a representation that the stockholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and (b) as to the nominee, (i) the name, age, business and resident addresses, and principal occupation or employment of each nominee; (ii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iii) any other information relating to the nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act; (iv) any other information that is or would be required to be disclosed in a Schedule 13D promulgated under the Exchange Act, regardless of whether such person would otherwise be required to file a Schedule 13D and (v) the consent of each nominee to serve as a director of the Company if so elected.

The Board of Directors has not developed specific, minimum qualifications that must be met by a committee recommended director. Neither has the Board of Directors specified a particular set of qualities or skills one or more directors must possess other than the need for the Board to include at least one director who is a financial expert. The Board of Directors does not currently utilize the services of any third party search firm to assist in the identification or evaluation of Board member candidates. The Board of Directors may engage a third party to provide such services in the future, as it deems necessary or appropriate at the time in question. The Board of Directors determines the required selection criteria and qualifications of director nominees based upon the needs of our Company at the time nominees are considered. A candidate must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibility within their chosen fields, and have the ability to quickly understand complex principles of, but not limited to, business and finance. The Board of Directors will consider these criteria for nominees identified by members of the Board of Directors, by stockholders, or through some other source. When current Board members are considered for nomination for reelection, the Board of Directors also takes into consideration their prior Board contributions, performance and meeting attendance records.

The Board of Directors conducts a process of making a preliminary assessment of each proposed nominee based upon resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against the criteria set forth above as well as the specific needs of our Company at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used for further evaluation. The Board of Directors uses the same process for evaluating all nominees, regardless of the original source of the recommendation.

Stockholder Communications

We and our Board welcome communications from our stockholders. Stockholders who wish to communicate with the Board, or one or more specified directors, may send an appropriately addressed letter to the Chairman of the Board, CLST Holdings, Inc., 17304 Preston Road, Dominion Plaza, Suite 420 Dallas, Texas 75252. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder, and, if the author desires for the communication to be forwarded to the entire Board or one or more specified directors, the author should so request, in which case the Chairman will arrange for it to be so forwarded unless the communication is irrelevant or improper. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the chairman of the Audit Committee.

Code of Ethics

The information required by this item regarding the Company’s code of ethics is provided under “Item 1, Business – Available Information and Code of Ethics” of this Form 10-K, which is incorporated herein by reference. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of this code of ethics, if any, by posting such information on our website.

Item 11. Executive Compensation

Summary Compensation Table.

The following table sets forth certain information regarding compensation earned by all individuals serving as our Chief Executive Officer during fiscal year 2008 and our two most highly compensated executive officers (other than the Chief Executive Officer) who served as executive officers during fiscal year 2008 (the “Named Executive Officers”), for each of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(4)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Robert A. Kaiser, Chairman, Chief Financial Officer and Chief Executive Officer (1)	2008	$240,000	—	—		—	—	—	21,000	(2)	261,000
	2007	295,250	—	627,500	(1)	5,300	N/A	N/A	3,823,500	(3)	4,751,550

(1)           Mr. Kaiser served as President and Chief Executive Officer until March 30, 2007, when he resigned in connection with the completion of sale of the Company’s United States and Miami-based Latin American operations. Mr. Kaiser served as Chairman of the Board of Directors until April 17, 2007. Mr. Kaiser was subsequently reelected as Chairman on August 7, 2007, and Chief Executive Officer on September 25, 2007.

(2)           Includes Board of Director Fees of $21,000.

(3)           Includes Company matching contributions to Mr. Kaiser’s 401(k) plan of $11,250, Change of Control payments in 2007 of $3.6 million and Board of Director Fees of $25,792.  On August 28, 2007, the Board authorized the retention of Mr. Kaiser as a consultant to the Company for the sum of $20,000 per month, on a month-to-month basis, terminable at will by either party. For the year ended November 30, 2007, Mr. Kaiser received $84,000 in consultant payments. As of January 1, 2008, Mr. Kaiser became an employee of the Company.

(4)           The amounts reported in the Stock Awards and Option Awards columns reflect the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended November 30, 2008 and 2007 of awards of stock options and restricted stock or restricted stock units to the Named Executive Officer, calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and were calculated using certain assumptions, as set forth in footnote 1 to our audited financial statements for the fiscal year ended November 30, 2008 and 2007, included herein. These amounts include amounts from awards granted in and prior to 2006.

Outstanding Equity Awards at Fiscal Year End November 30, 2008.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers as of November 30, 2008.

	Option Awards						Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Robert A. Kaiser, Chairman and Chief Executive Officer	80,000	(1)	—	—	$4.60	12/21/2011	—	—	—	—
	50,000	(1)	—	—	$5.45	1/22/2013	—	—	—	—

(1)          The Company’s former 1993 Plan terminated on December 3, 2003. However, Mr. Kaiser currently has exercisable options that were granted under the 1993 Plan Mr. Kaiser was granted options Plan to purchase 80,000 shares of the Company’s Common Stock on December 12, 2001, and 50,000 shares of the Company’s Common Stock on January 22, 2003. Each of these options vested with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant.

Compensation of Executive Officers.

Employment Contracts and Termination of Employment and Change in Control Arrangements. The Company maintained an employment agreement with Mr. Kaiser (the “ Agreement”). In connection with the sale of the Company’s United States and Miami-based Latin American operations, the related sale agreement required as a condition of closing that the Company pay all amounts due Mr. Kaiser under his Agreement with the Company, including payments due as a result of a change in control of the Company resulting from the sale. To receive those payments, Mr. Kaiser’s employment with the Company had to be terminated. Although Mr. Kaiser would have preferred to remain as Chief Executive Officer and President of the Company after the closing until he believed he had fulfilled the responsibilities of those positions, he agreed to resign on March 30, 2007, so that the closing could be completed. Mr. Kaiser continued to serve on the Board of Directors throughout 2007, including after his election to the Board of Directors on August 7, 2007. On August 7, 2007, Mr. Kaiser was appointed Chairman of the Board. On August 28, 2007, the Board authorized the retention of Mr. Kaiser as a consultant to the Company for a sum of $20,000 a month on a month-to-month basis, terminable at will by either party. On September 25, 2007, in addition to his duties as Chairman, he was appointed Chief Executive Officer, Chief Financial Officer, and Treasurer. As of January 1, 2008, Mr. Kaiser is now an employee of the Company and receives $20,000 per month.

Compensation of Directors.

The following table provides information concerning compensation of the Company’s directors for the fiscal year ended November 30, 2008. All compensation received by Mr. Kaiser for fiscal 2008 that is as a result of his membership on the Board is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Timothy S. Durham	$17,750	—	—	N/A	N/A	—	$17,750
Manoj Rajegowda	17,250	—	—	N/A	N/A	—	17,250

Historically, we issued shares of restricted stock to our employees and executive officers pursuant to our 2003 Plan. The number of shares to be granted under the 2003 Plan was determined by the Board at the time of the grant based upon the pool of shares then available for grant. The awarded shares vested at the rate of 33 1/3% per year on each anniversary date of grant and were subject to such other terms and conditions as may be contained in the form of restricted stock award agreement generally used by the Company at the time of grant. As disclosed in Part II of this Form 10-K, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information,” the Company’s 2003 Plan was cancelled on September 25, 2007. From November 30, 2006 until September 25, 2007, each non-employee director who was then serving as such received a grant of 4,500 shares of restricted stock. At a meeting of the Board on September 25, 2007, the Board unanimously resolved to terminate the Company’s 2003 Plan due to the reduction in the Company’s workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well.  Therefore, there are currently no outstanding options to purchase the Company’s Securities under the 2003 Plan. Furthermore, no options or restricted stock were granted to directors during fiscal year 2008.

Subsequent to fiscal 2008, on December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan (the “2008 Plan”).  The 2008 Plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officer, directors, consultants and advisors of the Company and its subsidiaries. The 2008 Plan provides that the administrator of the plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The aggregate number of shares of Common Stock of the Company that may be issued under the 2008 Plan is 20,000,000 shares. The 2008 Plan will terminate on December 1, 2018.

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. Of each restricted stock grant, 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the Participant while employed or engaged as a director or consultant by the Company.

Each of our directors receives an annual retainer of $10,000. In addition, each director receives $750 per Board meeting that he is present or $500 if he participates telephonically.

All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board or committees thereof. There were no other arrangements pursuant to which any director was compensated for any service provided as a director during fiscal 2008, other than as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of February 27, 2008, by each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Michael A. Roth and Brian J. Stark c/o Stark Investments 3600 South Lake Drive St. Francis, Wisconsin 53235	3,267,254	(2)	13.8%
David Sandberg c/o Red Oak Partners, LLC 145 Fourth Avenue, Suite 15A New York, NY 10003	4,561,554	(3)	19.2%

(1)                                  Based on 23,649,282 shares outstanding as of February 27, 2009.

(2)                                  Based on an amended Schedule 13G filed with the SEC on February 14, 2007 by Michael A. Roth and Brian J. Stark, filing as joint filers pursuant to Rule 13d-1(k) under the Securities Exchange Act of 1934, as amended. Mr. Roth and Mr. Stark reported shared voting and dispositive power with respect to all shares shown as beneficially owned in such filing. The 3,267,254 shares of Common Stock and percentage ownership represent the combined indirect holdings of Michael A. Roth and Brian J. Stark. All of the foregoing represents an aggregate of 3,267,254 shares of Common Stock held directly by Stark Master Fund Ltd. (“Stark”). The Reporting Persons are the Managing Members of Stark Offshore Management LLC (“Stark Offshore”), which serves as the investment manager of Stark. Through Stark Offshore, Michael A. Roth and Brian J. Stark share voting and dispositive power over all of the foregoing shares.

(3)                                  Based on a Schedule 13D filed with the SEC on February 18, 2009 by David Sandberg, Red Oak Partners, LLC (“Red Oak Partners”), The Red Oak Fund, LP (“Red Oak Fund”), Pinnacle Partners, LLC (“Pinnacle Partners”), Pinnacle Fund, LLLP (“Pinnacle Fund”) and Bear Market Opportunity Fund, L.P. (“Bear Fund”). Each of the filers reported shared voting and dispositive power with respect to all shares shown as beneficially owned in such filing. Red Oak Partners, and therefore Mr. Sandberg, managing member of Red Oak Partners, beneficially owns 4,561,554 shares of Common Stock. Red Oak Fund is controlled by Red Oak Partners. Red Oak Partners manages Bear Fund and makes its investment decisions. Pinnacle Fund is controlled by Pinnacle Partners, which is controlled by Red Oak Partners. Therefore, Red Oak Partners may be deemed to beneficially own (i) the 3,341,106 shares of Common Stock held by Red Oak Fund, (ii) the 960,448 shares of Common Stock beneficially owned by Pinnacle Partners through Pinnacle Fund, and (iii) the 260,000 shares of Common Stock held by Bear Fund.

Security Ownership of Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of February 27, 2009, by (i) each Named Executive Officer of the Company for whom compensation was reported under “Item 11, Executive Compensation”; (ii) each current director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Robert A. Kaiser	627,423	(2)	2.7%
	Timothy S. Durham	3,474,471	(3)	14.7%
	David Tornek	184,320	(5)	*
Directors and Executive Officers as a Group		4,286,214		18.1%

*                                         Less than 1%.

(1)                                  Based on 23,649,282 shares outstanding as of February 27, 2009.

(2)                                  Includes 36,901 shares held in a partnership controlled by Mr. Kaiser and his wife. Also includes options to exercise 130,000 shares of Common Stock, 80,000 of which expire on December 12, 2011 and 50,000 of which expire on January 22, 2013. Also includes a restricted stock grant, 100,000 shares of which vested on December 1, 2008, and the remaining 200,000 of which vest in two equal annual installments on December 1, 2009 and December 1, 2010.

(3)                                  Includes a restricted stock grant, 100,000 shares of which vested on December 1, 2008, and the remaining 200,000 of which vest in two equal annual installments on December 1, 2009 and December 1, 2010. Also, this amount includes 1,969,077 shares of Common Stock based upon the Schedule 13D filed with the SEC on February 27, 2009, by Mr. Durham, DC Investments, LLC, an Indiana limited liability company (“DC Investments”), Fair Holdings, Inc., an Ohio corporation and wholly owned subsidiary of DC Investments (“Fair Holdings”) and Fair. Mr. Durham is the managing member of DC Investments, the Chairman of the Board of Directors of Fair Holdings and the Chief Executive Office and a member of the Board of Directors of Fair, and therefor, Durham may be deemed to beneficially own the 1,969,077 shares of Common Stock held by Fair.

(4)                                  Represents a restricted stock grant, 100,000 shares of which vested on December 1, 2008, and the remaining 200,000 of which vest in two equal annual installments on December 1, 2009 and December 1, 2010.

(5)                                  Mr. David Tornek’s holdings consist solely of shares of Common Stock.

Equity Compensation Plan Information

The Company’s equity compensation plan information is provided in Part II of this Form 10-K, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information,” and is incorporated herein by reference.

Changes in Control

To management’s knowledge, there are no arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Rights Plan

On February 5, 2009, our Board adopted a rights plan and declared a dividend of one preferred share purchase right for each outstanding share of Common Stock of the Company. The dividend is payable to our stockholders of record as of February 16, 2009. The terms of the rights and the rights plan are set forth in a Rights Agreement, by and between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Plan”).

Our Board adopted the Rights Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our net operating loss carryforwards (the “NOLs”) to reduce potential future federal income tax obligations. We have experienced and continue to experience substantial operating losses, and under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, we may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to us. However, if we experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, our ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Common Stock (an “Acquiring Person”) without our approval. Stockholders who own 4.9% or more of our outstanding Common Stock as of the close of business on February 16, 2009 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of Common Stock or (ii) fall under 4.9% ownership of Common Stock and then re-acquire 4.9% or more of the Common Stock. The Rights Plan does not exempt any future acquisitions of Common Stock by such persons. Any rights held by an Acquiring Person are null and void and may not be exercised. We may, in our sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.

The rights have certain anti-takeover effects.  The rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by us.  The rights should not interfere with any merger or other business combination approved by us since we may redeem the rights at $0.01 per right at any time until the date on which a person or group has become an Acquiring Person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CLST Asset III, LLC

Effective February 13, 2009, we, through Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company.  Messrs. Durham and Cochran own all of the outstanding equity of Fair.  In return for assets acquired under the Asset III Purchase Agreement, Asset III paid the sellers total consideration of $3,594,354 as follows:

(1)             cash in the amount of $1,797,178.00 of which $1,417,737 was paid to Fair, $325,440 was paid to Mr. Durham and $54,000 was paid to Mr. Cochran,

(2)             2,496,077 newly issued shares of our Common Stock at a price of $0.36 per share, of which 1,969,077 shares of Common Stock were issued to Fair, 452,000 shares of Common Stock were issued to Mr. Durham and 75,000 shares of Common Stock were issued to Mr. Cochran and

(3)             six promissory notes issued by Asset III in an aggregate original stated principal amount of $898,588.00, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran.

We received a fairness opinion of BVA stating that BVA is of the opinion that the consideration paid by us pursuant to the Asset III Purchase Agreement is fair, from a financial point of view, to our nonaffiliated stockholders.  A copy of the fairness opinion was attached to a Current Report on Form 8-K filed with the SEC on February 20, 2009.  The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As additional inducement for Asset III to enter into the Asset III Purchase Agreement, Fair agreed to use its best efforts to facilitate negotiations to add Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000.00 of credit for our own purposes.

Related Party Transaction Policy

Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore has adopted a policy within our Business Ethics Policy which shall be followed in connection with all related party transactions involving the Company. Our Business Ethics Policy can be found at our Internet website at www.clstholdings.com. Under this policy, any “Related Party Transaction” shall be consummated or shall continue only if:

1.               the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated thirty party;

2.               the transaction is approved by the disinterested members of the Board of Directors; or

3.               the transaction involves compensation approved by the Company’s Compensation Committee.

For these purposes, a “Related Party” is:

•                  a senior officer (which shall include at a minimum each vice president and Section 16 officer) or director of the Company

•                  a stockholder owning in excess of five percent of the Company (or its controlled affiliates)

•                  a person who is an immediate family member of a senior officer or director

•                  an entity which is owned or controlled by someone listed in 1, 2 or 3 above, or an entity in which someone listed in 1, 2 or 3 above has a substantial ownership interest or control of such entity.

For these purposes, a “Related Party Transaction” is a transaction between the Company and any Related Party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than:

•                  transactions available to all employees generally

•                  transactions involving less than $5,000 when aggregated with all similar transactions.

The Board of Directors has determined that the Audit Committee of the Board is best suited to review and approve Related Party Transactions. Accordingly, at each calendar year’s first regularly scheduled Audit Committee meeting, management shall recommend Related Party Transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After review, the Audit Committee shall approve or disapprove such transactions and at each subsequently scheduled meeting, management shall update the Audit Committee as to any material change to those proposed transactions.

In the event management recommends any further Related Party Transactions subsequent to the first calendar year meeting, such transactions may be presented to the Audit Committee for approval or preliminarily entered into by management subject to ratification by the Committee; provided, that if ratification shall not be forthcoming, management shall make all reasonable efforts to cancel or annul such transaction.

The Board recognizes that situations exist where a significant opportunity may be presented to management or a member of the Board of Directors that may equally be available to the Company, either directly or via referral. Before such opportunity may be consummated by a Related Party (other than an otherwise unaffiliated 5% stockholder), such opportunity shall be presented to the Board of Directors of the Company for consideration.

All Related Party Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act and the Exchange Act, and related rules. Furthermore, all Related Party Transactions shall be disclosed to the Audit Committee of the Board and any material Related Party Transaction shall be disclosed to the full Board of Directors. Further, management shall assure that all Related Party Transactions are approved in accordance with any requirements of the Company’s financing agreements.

Director Independence

For information on the independence of our directors, please see “Item 10, Directors, Executive Officers and Corporate Governance — Corporate Governance — Director Independence.”

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees billed by Grant Thornton LLP for services rendered for the fiscal years ended November 30, 2008 and November 30, 2007 (in thousands).

	2008	2007
Audit Fees(1)	$75	$852
Audit-Related Fees(2)	—	26
Tax Fees	—	—
All Other Fees	—	20
TOTAL	$75	$898

(1)                                  “Audit Fees” includes fees and expenses billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings. For fiscal 2007, the amount includes approximately $0.9 million related to the financial statement audit.

(2)                                  “Audit-Related Fees” includes fees billed for services that are related to the performance of the audit or review of the Company’s financial statements (which are not reported above under the caption “Audit Fees”). For fiscal 2007, the amount relates to an audit of the Company’s 401k plan.

The following table summarizes the fees billed by Whitley Penn LLP for services rendered for the fiscal years ended November 30, 2008 and November 30, 2007 (in thousands).

	2008	2007
Audit Fees(1)	$139	$31
Audit-Related Fees(2)	20	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$159	$31

(1)                                  “Audit Fees” includes fees and expenses billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings. For fiscal 2007, the amount relates to the review of financial statements included in the Company’s quarterly reports on Form 10-Q. For fiscal 2008, the amount includes approximately $139,000  related to the financial statement audit.

(2)                                  “Audit-Related Fees” includes fees billed for services that are related to the performance of the audit or review of the Company’s financial statements (which are not reported above under the caption “Audit Fees”). For fiscal 2008, the amount relates to an audit of the Company’s 401k plan.

The Audit Committee has considered whether the provision of non-audit services by Whitley Penn is compatible with maintaining the principal accountant’s independence, and has determined that it is. The Audit Committee has sole authority to engage and determine the compensation of the Company’s independent auditor. Pre-approval by the Audit Committee is required for any engagement of Whitley Penn, subject to certain de minimis exceptions. Annually, the Audit Committee pre-approves services to be provided by Whitley Penn.

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

		Current Report on Form 8-K	December 19, 2006

2.2

Stock Purchase Agreement, dated December 18, 2006, related to the Mexico Sale (Schedules and exhibits have been omitted, and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request).

		Current Report on Form 8-K	December 19, 2006

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation dated April 27, 1995 (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 19, 1998.	Form 10-Q for the quarter ended May 31, 1998	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Form 10-K for the fiscal year ended November 30, 2002	February 28, 2003

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Form 10-Q for the quarter ended February 28, 2007	April 9, 2007

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	Specimen Common Stock Certificate of CLST Holdings, Inc.	Form 10-K for the fiscal year ended November 30, 2007.	March 12, 2008

4.2	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Form 8-A	February 13, 2009

4.3	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Current Report on Form 8-K	February 6, 2009

10.1	Form of Incentive Stock Option Agreement under 1993 Amended and Restated Long-Term Incentive Plan.(1)		Filed herewith.

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.2	Form of Non-Qualified Stock Option Agreement under 1993 Amended and Restated Long-Term Incentive Plan.(1)		Filed herewith.

10.3	Form of Amendment to Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.(1)	Annual Report on Form 10-K	February 12, 2007

10.4	Employment Agreement, effective as of April 9, 2007, by and among CLST-NAC, Ltd., formerly known as CellStar, Ltd., and Sherrian Gunn.(1)	Current Report on Form 8-K	April 13, 2007

10.5	Indemnification Agreement, effective as of July 5, 2007, by and between CLST Holdings, Inc. and Sherrian Gunn.(1)	Current Report on Form 8-K	August 1, 2007

10.6

Settlement Agreement, effective as of February 27, 2007, by and between CellStar International Corporation\Asia, CellStar Corporation, CellStar, Ltd., Fine Day Holdings Limited, CellStar (Asia) Corporation Limited, and Mr. Horng An-Hsien.

		Current Report on Form 8-K	March 5, 2007

10.7	Purchase Agreement, effective as of November 10, 2008, by and between ***** and CLST Asset I, LLC.(2)	Current Report on Form 8-K	November 17, 2008

10.8

Credit Agreement, effective as of November 10, 2008, by and between FCC Finance, LLC, as servicer, FCC Investment Trust I, as borrower, *****, as lender and administrative agent, U.S. Bank National Association, as collateral custodian and Lyon Financial Services, Inc, as backup servicer.(2)

		Current Report on Form 8-K	November 17, 2008

10.9	CLST Holdings, Inc. 2008 Long Term Incentive Plan.(1)	Current Report on Form 8-K	December 5, 2008

10.10	Form of Restricted Stock Award Agreement under the CLST Holdings, Inc. 2008 Long Term Incentive Plan.(1)		Filed herewith.

10.11	Purchase Agreement, effective as of December 10, 2008, by and between *****, *****, and CLST Asset Trust II.(2)	Current Report on Form 8-K	December 19, 2008

10.12

Second Amended and Restated Revolving Credit Agreement, effective as of December 10, 2008, by and between *****, as originator, *****, as servicer, *****, as LLC borrower, *****, as trust borrower, CLST Asset Trust II, as Trust II borrower, *****, as guarantor, *****, as guarantor, *****, as lender and administrative agent, U.S. Bank National Association, as collateral custodian, and Lyon Financial Services, Inc, as backup servicer.(2)

		Current Report on Form 8-K	December 19, 2008

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.13	Letter Agreement, effective as of December 10, 2008, by and between CLST Asset Trust II, CLST Financo, Inc., *****, *****, *****, *****, and *****.(2)	Current Report on Form 8-K	December 19, 2008

21.1	Subsidiaries of the Company.		Filed herewith.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.		Filed herewith.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

99.1	Letter from Richards, Layton, & Finger P.A., legal counsel to Mr. Manoj Rajegowda, dated February 24, 2009.		Filed herewith.

(1)                                  The exhibit is a management contract, compensatory plan or agreement.

(2)                                  Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer and
Chief Financial Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert A. Kaiser	Date: March 2, 2009
Robert A. Kaiser
Chairman of the Board and Chief
Executive Officer and Chief Financial
Officer

By	/s/ Timothy S. Durham	Date: March 2, 2009
Timothy S. Durham
Secretary and Director

By	/s/ David Tornek	Date: March 2, 2009
David Tornek
Director

CLST HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CLST Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CLST Holdings, Inc. and subsidiaries, as of November 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CLST Holdings, Inc. and subsidiaries as of November 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 2, 2009

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2008 and 2007

(In thousands, except share and per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,754	$11,799
Notes receivable, net - current	8,698	—
Accounts receivable - other	893	5,697
Prepaid expenses and other current assets	177	556
Total current assets	19,522	18,052

Notes receivable, net - long-term	31,547	—
Property and equipment, net	12	1
Deferred income taxes	4,786	4,786
Other assets	863	1,136
	$56,730	$23,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable - current	$7,436	$—
Accounts payable	14,512	14,244
Income taxes payable	207	—
Accrued expenses	473	868
Total current liabilities	22,628	15,112

Loan payable - long term	26,902	—
Total liabilities	49,530	15,112

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,187,229 share issued and 20,553,205 shares outstanding	212	212
Additional paid-in capital	126,034	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(117,616)	(115,953)
	8,847	10,510
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	7,200	8,863

	$56,730	$23,975

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended November 30, 2008 and 2007

(In thousands, except per share data)

	2008	2007
Revenues
Interest income	$467	$—
Other	29	—
Total revenues	496	—

Loan servicing fees	53	—
Trust administrative fees	13	—
Provision for doubtful accounts	144	—
Interest expense	145	—
General and administrative expenses	2,172	15,198
Operating loss	(2,031)	(15,198)
Other income (expense):
Interest expense	—	(247)
Loss on settlement of note receivable related to sale of Asia-Pacific	—	(537)
Other, net	550	1,243
Total other income	550	459

Loss from continuing operations before income taxes	(1,481)	(14,739)

Income tax expense (benefit)	192	(11,526)

Loss from continuing operations, net of taxes	(1,673)	(3,213)

Discontinued operations, net of taxes of $5 thousand for 2008 and $15.9 million for 2007	10	29,513

Net income (loss)	$(1,663)	$26,300

Net income (loss) per share:

Basic and diluted:

Loss from continuing operations, net of taxes	$(0.08)	$(0.16)
Discontinued operations, net of taxes	—	1.44
Net income (loss) per share	$(0.08)	$1.28

Weighted average number of shares:

Basic and diluted	20,553	20,557

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended November 30, 2008 and 2007
(In thousands)

						Accumulated
						other
	Common Stock		Treasury Stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total

Balance at November 30, 2006	21,188	$212	(29)	$(94)	$124,346	$(8,603)	$(99,091)	$16,770

Comprehensive income:
Net income	—	—	—	—	—	—	26,300	26,300
Foreign currency translation adjustment	—	—	—	—	—	(434)	—	(434)
Realized foreign currency translation adjustment	—	—	—	—	—	9,254		9,254
Total comprehensive income								35,120
Cancellation of restricted stock	(1)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	1,677	—	—	1,677
Stock option expense	—	—	—	—	11	—	—	11
Cash dividends ($2.10 per common share)	—	—	—	—	—	—	(43,162)	(43,162)
Treasury stock	—	—	(605)	(1,553)	—	—	—	(1,553)

Balance at November 30, 2007	21,187	212	(634)	(1,647)	126,034	217	(115,953)	8,863

Comprehensive loss
Net loss	—	—	—	—	—	—	(1,663)	(1,663)
Total comprehensive loss								(1,663)

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2008 and 2007
(In thousands)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,663)	$26,300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	144	—
Depreciation and amortization	2	22
Stock based compensation	—	1,688
Non-cash interest expense	3	––
Fixed assets impairment	—	14
Deferred income taxes	—	2,786
Changes in operating assets and liabilities:
Accounts receivable	4,804	3,365
Prepaid expenses and other current assets	379	(210)
Notes receivable collections	665	—
Other assets	447	1,764
Accounts payable	268	(1,373)
Accrued expenses	(395)	(2,774)
Income taxes payable	207	(963)
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	(33,248)

Net cash provided by (used in) operating activities	4,861	(2,629)

Cash flows from investing activities:
Purchases of property and equipment	(13)	(3)
Acquisition of new business	(6,157)	—
Proceeds from sale of U.S., Miami, Mexico and Chile operations	—	82,950
Proceeds from sale of fixed assets	—	6
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	(150)

Net cash provided by (used in) investing activities	(6,170)	82,803

Cash flows from financing activities:
Borrowings on notes payable	—	190,225
Payments on notes payable	(553)	(223,694)
Borrowings on Term Loan	—	1,890
Payments on Term Loan	—	(12,050)
Purchase of treasury stock	—	(340)
Redemption of 12% Senior Subordinated Notes	—	(1,915)
Dividend	—	(43,162)
Additions to deferred loan costs	(183)	(2)

Net cash used in financing activities	(736)	(89,048)

Net decrease in cash and cash equivalents	(2,045)	(8,874)
Cash and cash equivalents at beginning of period	11,799	20,673

Cash and cash equivalents at end of period	$9,754	$11,799

Non-Cash Investing Activity - accounts receivable other proceeds not yet received from U.S. Sale transaction	$—	$4,531

Non-Cash Financing Activity - Treasury Stock	$—	$1,213

Cash paid during the period for:

Income taxes	$—	$1,104

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a)  Basis for Presentation

CLST Holdings, Inc., formerly CellStar Corporation, and subsidiaries (the “Company”), prior to the sale of its operations in March 2007, was a leading provider of distribution and value-added logistics services to the wireless communications industry, with operations in the North American and Latin American Regions. The Company had operations in the European Region until October 2003 and in the Asia-Pacific Region until November 2005. The Company provided comprehensive logistics solutions and facilitated the effective and efficient distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. In some of its markets, the Company provided activation services that generated new subscribers for its wireless carrier customers. All significant intercompany balances and transactions have been eliminated in consolidation.

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I (the “Trust”), and on December 12, 2008 we purchased all of the outstanding equity interests of another entity.  Subsequently, on February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company.  Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer accounts receivable, we have not abandoned our plan of liquidation and dissolution. We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.) Certain prior year financial amounts have reclassified to conform to the current year presentation.

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

(c)  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At November 30, 2008 and 2007, the Company had no such investments.  The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any losses related to amounts in excess of FDIC limits.  The Company’s cash and cash equivalents are not subject to any restriction.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

(d)  Notes Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer’s country, and industry conditions. Actual results could differ from those estimates. The Company will establish an allowance for doubtful accounts for all receivables.  The allowance will be based on “defaulted” receivables as defined in the Company’s financing arrangements.  Under those arrangements, a defaulted receivable is one where the customer has not made a payment for the most recent 120 day period.  Under such circumstances, the remaining balance will not be allowed in the borrowing base which helps determine the amount of allowed borrowings.  On a quarterly basis, the Company will adjust the allowance for doubtful accounts to a minimum amount equal to the defaulted receivables.  The Company may from time to time make additional increases to the allowance based on business circumstances.  Once the note receivable is in default, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a non-default status, then the Company will resume accruing interest on the note receivable. The majority of the notes receivable have collateral in various forms, which may include a second lien position on the borrower’s home or property.

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

(g)  Revenue Recognition

For the Company’s discontinued operations, revenue was recognized on product sales when delivery occured, the customer took title and assumed risk of loss, terms were fixed and determinable, and collectability was reasonably assured. The Company did not generally grant rights of return. For the Company’s continuing operations, revenues will be recorded as earned from notes receivable. Revenues will consist of interest earned, late fees and other miscellaneous charges.  Revenues will not be accrued on accounts over 120 days without payment activity, unless payment activity resumes.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)         Summary of Significant Accounting Policies (Continued)

(h)  Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to vesting of restricted stock, stock options, warrants, and convertible instruments. Because of the loss in the years ended November 30, 2008 and 2007 from continuing operations in each year, no potentially issuable common shares were included in the diluted per share computation.  Outstanding options to purchase 0.1 million shares of Common Stock at November 30, 2008 and 2007, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

(i)  Income Taxes

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

(j)  Stock Based Compensation

The Company’s former 1993 Long-Term Incentive Plan (the “1993 Plan”) terminated on December 3, 2003. However, Mr. Kaiser, as disclosed in the following footnote, currently has exercisable options that were granted under the 1993 Plan. At a meeting of the Board of Directors on September 25, 2007, our Board of Directors unanimously resolved to terminate our 2003 Long-Term Incentive Plan (the “2003 Plan”) due to the reduction in the Company’s workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well. Therefore, there are no currently outstanding options, warrants or other rights to purchase the Company’s securities under the 2003 Plan. We have no other equity compensation plans.

Mr. Kaiser was granted options under the 1993 Plan to purchase 80,000 shares of the Company’s Common Stock on December 12, 2001, and 50,000 shares of the Company’s Common Stock on January 22, 2003. Each of these options vested with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and expires ten years following the date of grant. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant. Unexercised options held by Mr. Farrell, Ms. Gunn, Ms. Rodriguez and Mr. Durham pursuant to the 1993 Plan, if any, would have expired upon the termination of the executive officer’s employment with the Company.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Most options vested over a four year period and had an exercise price equal to the fair market value of the Company’s Common Stock as of market close on the date of grant. There were no stock option grants issued in 2008 and 2007.

Stock option activity during the years ended November 30, 2008 and 2007, was as follows:

	2008		2007
	Number of	Weighted-average	Number of	Weighted-average
	Shares	Exercise prices	Shares	Exercise prices

Beginning balance	130,500		467,098
Forfeited	(500)	9.38	(336,598)	12.95
Outstanding, end of year	130,000	4.93	130,500	4.94
Exercisable, end of year	130,000	4.93	130,500	4.94
Reserved for future grants	—		—

For options that were outstanding and exercisable as of November 30, 2008, the exercise prices and remaining lives were as follows:

Number	Remaining Life	Exercise	Number	Exercise
Outstanding	(in years)	Prices	Exercisable	Prices

80,000	3.03	$4.60	80,000	$4.60
50,000	4.14	$5.45	50,000	$5.45

130,000	3.46	$4.93	130,000	$4.93

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the years ended November 30, 2008 and 2007.

For the year ended November 30, 2007, the Company recorded $11,000 for stock-based compensation expense related to stock option grants made in prior years. This amount is included in selling, general and administrative expenses.

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

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

During 2006, the Company granted shares of restricted stock to executive officers, directors and certain employees of the Company pursuant to the 2003 Plan. The shares of restricted stock vested in thirds over a three-year period, beginning on the first anniversary of the grant date. The restricted stock was to become 100% vested if any of the following occurred: (i) the participant’s death; (ii) the termination of participant’s service as result of disability; (iii) the termination of the participant without cause; (iv) the participant’s voluntary termination after the attainment of age 65; or (v) a change in control. The total value of the awards, $2.6 million, was being expensed over the service period. The Plan permitted withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares were considered as treasury stock and were available to be re-issued under the 2003 Plan. During the year ended November 30, 2007, 675,700 shares vested, of which 130,635 shares were withheld by the Company to pay withholding tax.

The following table summarizes the restricted stock activity for the years ended November 30, 2008 and 2007:

	2008	2007

Balance at beginning of year	—	676,600
Shares granted	—	—
Shares vested	—	(675,700)
Shares forfeited	—	(900)

Balance at end of year	—	—

As a result of the U.S. Sale, the balance of unearned compensation related to the restricted stock awards of $1.7 million was expensed in 2007 and is included in selling, general and administrative expenses.  The intrinsic value was zero for 2008 and 2007 as it related to outstanding stock options.

(k)  Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of 90 days or less to be cash equivalents.

The Company paid approximately $2.0 million of interest for the year ended November 30, 2007. Most of the interest expense during the year ended 2007 was reclassified to discontinued operations. In 2007, it was decided that 90% of the interest expense would be allocated to discontinued operations based on small amount of borrowings in the four months before the sale. The total interest expense allocated to discontinued operations was $2.2 million in 2007. There was no interest paid in 2008.  The Company paid approximately $1.1 million of income taxes for the year ended November 30, 2007. The Company did not pay any taxes in 2008 but did receive an income tax refund of $1.0 million in 2008 from taxes paid in 2007.

(l)  Adoption of FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 as of December 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as other expenses in the our consolidated financial statements.  For the year ended November 30, 2008, we recognized $12,000 in interest and penalty fees related to income taxes.  It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  We are currently subject to a three year statute of limitations by major tax jurisdictions.  We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

(m)  Accounting Pronouncements Not Yet Adopted

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

(n) Discounts and Deferred Costs

We have recorded assets related to purchase discounts on certain notes receivables, deferred acquisition costs related to the purchase of certain notes receivables and deferred loan costs associated with certain company obligations.  Both the purchase discounts and the deferred acquisition cost are amortized over the remaining principal balance of the notes receivable and are recorded as contra revenue.  The deferred loan costs are amortized over the remaining outstanding balance of the Company obligation and are recorded in operating interest expense.  Included in notes receivable is $183 thousand of acquisition costs and $702 thousand of purchase discount. Included in other assets is $180 thousand of deferred loan costs.  Any prepayment of the balances by either the Company or our customers would be recognized in the period of prepayment.

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

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007; $8.8 million had been placed in an escrow account and subject to any indemnity claims by the buyers of the company’s U.S. business. A portion of the proceeds from the sale was used to pay off the Company’s bank debt (see footnote 7). We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. Brightpoint asserted total claims for indemnity against the escrow of approximately $1.4 million. The Company objected to these claims. Brightpoint also proposed negative adjustments to the net working capital of approximately $1.4 million, which these claims for adjustment were largely the same as the claims for indemnity asserted against the escrow account. As of November 30, 2007, we had received approximately $7.6 million of the amounts held in the escrow account, which such amount included accrued interest. On December 21, 2007, we entered into a Letter Agreement (the “Letter Agreement”) with Brightpoint which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds in respect thereof were made in accordance with the terms described in the Letter Agreement. Pursuant to the Letter Agreement, in January 2008 we received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These amounts were the final amounts received under the U.S. Sale Agreement.

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

The results of discontinued operations for U.S., Miami, Mexico, Chile and Asia-Pacific for the years ended November 30, 2008 and 2007, as previously reported are as follows (in thousands):

	2008	2007

Revenues	$—	$276,334
Cost of sales	—	258,234
Gross profit	—	18,100

Selling, general and administrative expenses	—	15,057

Operating income	—	3,043

Other income (expense):
Interest expense	—	(2,201)
Loss on sale of accounts receivable	—	(670)
Minority interest	—	(1,420)
Gain on sale	—	46,334
Other, net	10	319

Total other income (expense)	10	42,362

Income before income taxes	10	45,405

Provision for income taxes	—	15,892

Discontinued operations	$10	$29,513

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition of new business

On November 10, 2008, we, through CLST Asset I, LLC, a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement  to acquire all of the outstanding equity interests of FCC Investment Trust I (the “Trust”) from a third party for approximately $41.0 million (the “Trust Purchase Agreement”).  Our Board unanimously approved the transaction.  Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, the lender, FCC Finance, LLC, as the initial servicer, the backup servicer, and the collateral custodian (the “Trust Credit Agreement”).  The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries.  Substantially all of the assets to be acquired by the Trust will consist of a portfolio of home improvement consumer receivables, some of which are collateralized or otherwise secured by interests in real estate.  We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances.  At the same time, we will continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of liquidation and dissolution or continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business.  Although we are now engaged in the business of holding and collecting consumer accounts receivable, we have not abandoned our plan of liquidation and dissolution.  We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of our stockholders, we will be able to dispose of the Trust on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit.  As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900.  As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%.  We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust Purchase Agreement.

The Trust Credit Agreement provides for a non-recourse, term loan of approximately $34.9 million, maturing on November 10, 2013. The term loan bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust Credit Agreement).  The obligations under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust, including portfolio collections.

The Trust Credit Agreement provides the material terms and conditions for the services to be performed by the servicer.  In return, the Trust pays the servicer a monthly servicing fee equal to 1.5%, per annum of the then aggregate outstanding principal balance of the receivables.

Portfolio collections are distributed on a monthly basis.  Absent an event of default, after payment of the servicing fee and other fees and expenses due under the Trust Credit Agreement and the required principal and interest payments to the lender under the Trust Credit Agreement, all remaining amounts from portfolio collections are paid to the Trust and are available for distribution to CLST Asset I, LLC and subsequently to Financo.

Principal payments on the term loan are due monthly to the extent that the aggregate principal amount of the term loan outstanding exceeds the sum of (a) the sum for each outstanding receivable of the product of (1) 85%, (2) the then-current aggregate unpaid principal balance of such receivable and (3) a percentage specified in the Trust Credit Agreement based upon the aging of such receivable, and (b) amounts on deposit in the collection account for the receivables net of any accrued and unpaid interest on the loan and fees due to the servicer, the backup servicer, the collateral custodian and the owner trustee (the “Maximum Advance Amount”).  Principal payments are also due within five business days of any time that the aggregate principal amount of the term loan outstanding exceeds the Maximum Advance Amount.  The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses are due on the maturity date.  Interest payments on the term loan are due monthly.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition of new business (continued)

The Trust Credit Agreement contains customary covenants for facilities of its type, including among other things covenants that restrict the Trust’s ability to incur indebtedness, grant liens, dispose of property, pay dividends, make certain acquisitions or to take actions that would negatively affect the Trust’s special purpose vehicle status.  Generally, these covenants do not impact the activities that may be undertaken by the Company.  The Trust Credit Agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements of the Trust, bankruptcy or insolvency of the Trust, the occurrence of an event which causes a material adverse effect on the Trust, the occurrence of certain defaults by the servicer, entry of certain material judgments against the Trust, and the occurrence of a change of control or certain material events and the issuance of a qualified audit opinion with respect to the Trust’s financials.  In addition, an event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%.  If an event of default occurs, all of the Trust’s obligations under the Trust Credit Agreement could be accelerated by the lender, causing the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.2 million

•                  debt financing of $34.9 million

The following table summarizes the fair value of the assets acquired at the date of acquisition (in thousands):

Notes receivable	$41,572
Purchase discount	(715)
Interest receivable	242

$41,099

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)         Acquisition of new business (continued)

The following unaudited pro forma information presents the 2007 and 2008 results of operations of FCC Investment Trust I and the Company as if the acquisition had occurred on December 1, 2006.  The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

(unaudited)

	2008	2007

Revenues
Interest income	$8,160	$8,249
Other	44	394
Total revenues	8,204	8,643

Loan servicing fees	129	68
Management fees	915	925
Interest expense	4,604	4,989
General and administrative	2,719	15,715
Operating income	(163)	(13,054)

Other expense:
Interest expense	—	(247)
Loss on settlement of note receivable related to sale of Asia-Pacific	—	(537)
Realized loss on sale of assets	(4,078)	—
Other, net	550	568

Total other income	(3,528)	(216)

Loss from continuing operations before income taxes	(3,691)	(13,270)

Income tax expense (benefit)	192	(11,526)

Loss from continuing operations, net of taxes	(3,883)	(1,744)

Discontinued operations, net of taxes of $5 thousand for 2008 and $15.9 million for 2007	10	29,513

Net income (loss)	$(3,873)	$27,769

Net income (loss) per share:

Basic and diluted:
Net income (loss) per share	$(0.19)	$1.35

Weighted average number of shares:
Basic and diluted	20,553	20,557

The above financial statement represents pro forma historical results of the Company and the Trust, which we purchased on November 10, 2008.  The above information is unaudited and therefore should not be relied upon.  Readers of these financial statements should understand that the historical financials of the Trust are not representative of the Trust as of November 10, 2008.  Historical notes receivable were materially greater in the past than as of our purchase date.  Certain realized losses have been recorded prior to our purchase, which have a material impact to the pro forma results.  In addition, the historical expenses may be materially different than those in future periods due to differences in the number of notes receivable.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Dividends

Prior to the Company’s adoption of the Plan, our policy had been to reinvest earnings to fund future growth. Accordingly, we generally did not pay cash dividends on our Common Stock. However, consistent with the Company’s Plan, the Company paid the following cash distributions, per share, to the holders of its Common Stock in fiscal year 2007:

Date	Dividend Amount

July 19, 2007	$1.50
November 1, 2007	$0.60

The distributions under the Plan totaled $2.10 per share or approximately $43.2 million. The Company has determined that 61.21% of the distribution will be considered a taxable dividend in accordance with U.S. Federal income tax rules, and the remaining 38.79% will be considered a non-dividend distribution. This determination was a direct result of the Company’s earnings and profits of $26.3 million, requiring the first $26.3 million of distributions to be treated as taxable dividends. The Company’s status did not affect the tax determination.

(5) Settlement of note receivable related to the sale of Asia-Pacific

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

Since September 2, 2005, Fine Day had made timely interest payments to us on the promissory note. However, Fine Day informed us in February 2007 that it would not be able to pay quarterly interest payments or the principal amount of the note at maturity after the March 1, 2007 interest payment. In settlement of the outstanding note, we agreed to accept a $650,000 cash payment, along with the transfer to the Company of all of Mr. Horng’s shares of our Common Stock, approximately 474,000 shares. The carrying value of the note, prior to the agreement, was $2.4 million. As a result of the settlement, we recorded a loss of $0.5 million for the quarter ended February 28, 2007. The shares of stock were valued at $2.56 per share based on the closing price on April 12, 2007. The transaction closed on April 12, 2007, and we recorded an additional loss of $43,000 during the quarter ended May 31, 2007 to reflect the change in the value of the stock up to the time of closing. At November 30, 2008 and 2007, the shares of stock previously owned by Mr. Horng are included in treasury stock.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Related Party Transactions

(a)  Transactions with Motorola

Motorola purchased 0.4 million shares of the Company’s Common Stock in July 1995 and had been a major supplier of handsets and accessories to the Company. During 2007 our discontinued operations purchased handsets from Motorola.

(b)  Arrangements with Founder Alan H. Goldfield

In July 2001, the Company entered into a Separation Agreement and release with Mr. Goldfield. Included in the terms of the agreement was a provision whereby if Mr. Goldfield provided certain services he would receive certain payments. No payments were made to Mr. Goldfield for services pursuant to this agreement in 2007. Also included in the agreement was a requirement of the Company to provide Mr. Goldfield with certain life and disability insurance through July 5, 2006, and to provide Mr. Goldfield and his spouse certain medical insurance coverage throughout their lifetime. For the year ended 2007, the Company paid less than $12,000 under this agreement.

On May 31, 2007, the Company entered a Release Agreement with Mr. Goldfield in which Mr. Goldfield and his spouse released the Company from all future medical insurance obligations after July 31, 2007, in exchange for all the Company’s rights, title and interest in Texas Stadium Suite No. 172, including any options to become a suite owner in any new stadium. This release concludes all medical obligations of the Company to Mr. Goldfield and his spouse under his separation agreement.

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

(7) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities as of November 30, 2008 and 2007 approximate fair value due to the short maturity of these instruments. The carrying value of notes receivable and notes payable also approximate fair value since these instruments bear market rates of interest.

(8) Property and Equipment

Property and equipment consisted of the following at November 30, 2008 and 2007 (in thousands):

	2008	2007

Furniture, fixtures and equipment (useful life - 3 to 5 years)	$14	$1
	14	1
Less accumulated depreciation and amortization	(2)	—
	$12	$1

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Debt

Debt consisted of the following at November 30, 2008 and 2007 (in thousands):

	2008	2007

Note payable	$34,338	$—

Total debt	$34,338	$—

On March 30, 2007, the outstanding balances, including accrued interest, under our previous credit facilities were paid off using the proceeds from the U.S. Sale. An early termination fee of $0.5 million was paid in conjunction with the pay off of the Amended Facility and was recognized as a charge to earnings in the year ended November 30, 2007. As of November 30, 2007 the Company did not have any term loans, notes or other forms of long-term debt. The historical term loans or Senior Notes have been paid off.

On November 10, 2008, we financed approximately $34.9 million of the purchase price of the Trust pursuant to the Credit Agreement more fully described in footnote 3.  The Credit Agreement provides for a non-recourse, term loan maturing on November 10, 2013, with an annual interest rate of LIBOR (as defined in the Credit Agreement) plus 5%.  Principal and interest payments on the term loan are due monthly as provided in the Credit Agreement.  Principal payments on the term loan are due monthly to the extent that the aggregate principal amount of the term loan outstanding exceeds the sum of (a) the sum for each outstanding receivable of the product of (1) 85%, (2) the then-current aggregate unpaid principal balance of such receivable and (3) a percentage specified in the Trust Credit Agreement based upon the aging of such receivable, and (b) amounts on deposit in the collection account for the receivables net of any accrued and unpaid interest on the loan and fees due to the servicer, the backup servicer, the collateral custodian and the owner trustee (the “Maximum Advance Amount”).  Principal payments are also due within five business days of any time that the aggregate principal amount of the term loan outstanding exceeds the Maximum Advance Amount.  The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses are due on the maturity date.  Interest payments on the term loan are due monthly.  Payments on the term loan are contingent on the collection on the notes receivable.

At November 30, 2008, we had $180,000 of deferred loan costs, net of accumulated amortization which is included in other assets in the accompanying consolidated balance sheets.  We amortize the deferred loan costs based on the percentage of reduction of the term loan.  Included in operating interest expense in the accompanying consolidated statements of operations for the year ended November 30, 2008 is $3,000 of amortization of these deferred loan costs associated with the acquisition of the term loan.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes

The Company’s loss from continuing operations before income taxes was comprised of the following for the years ended November 30, 2008 and 2007 (in thousands):

	2008	2007

United States	$(1,481)	$(14,739)
International	—	—

Total	$(1,481)	$(14,739)

Provision (benefit) for income taxes for the years ended November 30, 2008 and 2007 consisted of the following (in thousands):

	Current	Deferred	Total

Year ended November 30, 2008
United States:
Federal	$55	—	55
State	137	—	137
International	—	—	—

Total	$192	—	192

Year ended November 30, 2007
United States:
Federal	$—	(11,658)	(11,658)
State	132	—	132
International	—	—	—

Total	$132	(11,658)	(11,526)

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2008 and 2007 (in thousands):

	2008	2007

Expected tax benefit	$(535)	$(5,159)

State income taxes, net of federal benefits	92	86
Current year losses not benefited	535	5,159
Utilization of deferred tax assets (including NOLs) previously offset with valuation allowance	100	(11,612)

Actual tax expense	$192	$(11,526)

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Income Taxes (Continued)

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2008 and 2007 is presented below (in thousands):

	2008	2007

Deferred income tax assets:
Net operating loss carryforwards	$43,634	$43,722
Foreign tax credit carryforwards	—	—

	43,634	43,722
Valuation allowance	(38,848)	(38,936)

	$4,786	$4,786

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. At November 30, 2008, the Company has deferred income tax assets, net of valuation allowances, of $4.8 million, which relates to net operating loss carryforwards. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance for deferred income tax assets as of November 30, 2008 and 2007 was $38.8 million and $38.9 million, respectively. The net change in the total valuation allowance for the years ended November 30, 2008 and 2007 was an decrease of $0.1 million and a increase of $0.1 million, respectively. Management considers the scheduled reversal of deferred income tax assets, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $13.7 million in pre-tax income over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years considered for these projections change. At November 30, 2008, the Company had U.S. Federal net operating loss carryforwards of approximately $125 million, which will begin to expire in 2020.

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

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Leases

The Company leases certain office facilities and equipment operating leases. Rental expense for operating leases related to continuing operations was $31,000 and $53,000 for the years ended November 30, 2008 and 2007, respectively. This lease expires on May 31, 2009.

(12) Stockholders’ Equity

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

On February 5, 2009, our Board adopted a rights plan and declared a dividend of one preferred share purchase right for each outstanding share of Common Stock of the Company. The dividend is payable to our stockholders of record as of February 16, 2009. The terms of the rights and the rights plan are set forth in a Rights Agreement, by and between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Plan”).

Our Board adopted the Rights Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our net operating loss carryforwards (the “NOLs”) to reduce potential future federal income tax obligations. We have experienced and continue to experience substantial operating losses, and under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, we may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to us. However, if we experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, our ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Common Stock (an “Acquiring Person”) without our approval. Stockholders who own 4.9% or more of our outstanding Common Stock as of the close of business on February 16, 2009 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of Common Stock or (ii) fall under 4.9% ownership of Common Stock and then re-acquire 4.9% or more of the Common Stock. The Rights Plan does not exempt any future acquisitions of Common Stock by such persons. Any rights held by an Acquiring Person are null and void and may not be exercised. We may, in our sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.

The Rights. We authorized the issuance of one right per each outstanding share of our common stock payable to our stockholders of record as of February 16, 2009. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from us one ten-thousandth of a share of our Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) for a purchase price of $6.01 (the “Purchase Price”). If issued, each fractional share of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stockholders’ Equity  (continued)

Series B Preferred Stock Provisions.  Each one ten-thousandth of a share of Series B Preferred Stock, if issued: (1) will not be redeemable; (2) will entitle holders to quarterly dividend payments of $0.01 per one ten-thousandth of a share of Series B Preferred Stock, or an amount equal to the dividend paid on one share of common stock, whichever is greater; (3) will entitle holders upon liquidation either to receive $1.00 per one ten-thousandth of a share of Series B Preferred Stock or an amount equal to the payment made on one share of common stock, whichever is greater; (4) will have the same voting power as one share of common stock; and (5) if shares of our common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.  The value of one one-hundredth interest in a Preferred Share should approximate the value of one share of common stock.

Exercisability. The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the common stock.

We refer to the date that the rights become exercisable as the “Distribution Date.” Until the Distribution Date, our common stock certificates will evidence the rights and will contain a notation to that effect. Any transfer of shares of common stock prior to the Distribution Date will constitute a transfer of the associated rights. After the Distribution Date, the rights may be transferred other than in connection with the transfer of the underlying shares of common stock.

After the Distribution Date, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become null and void), will thereafter have the right to receive upon exercise of a right and payment of the Purchase Price, that number of shares of common stock having a market value at the time of exercise of two times the Purchase Price.

Exchange. After the Distribution Date, we may exchange the rights (other than rights owned by an Acquiring Person, which will have become null and void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series B Preferred Stock (or of a share of a similar class or series of the Company’s preferred stock having similar rights, preferences and privileges) of equivalent value, per right (subject to adjustment).

Expiration. The rights and the Rights Plan will expire on the earliest of (i) February 13, 2019, (ii) the time at which the rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if we determine that the Rights Agreement is no longer necessary for the preservation of NOLs, and (v) the beginning of a taxable year of the Company to which we determine that no NOLs may be carried forward.

Redemption. At any time prior to the time an Acquiring Person becomes such, we may redeem the rights in whole, but not in part, at a price of $0.01 per right (the “Redemption Price”). The redemption of the rights may be made effective at such time, on such basis and with such conditions as we in our sole discretion may establish. Immediately upon any redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price.

Anti-Dilution Provisions. We may adjust the purchase price of the shares of Series B Preferred Stock, the number of shares of Series B Junior Preferred Stock issuable and the number of outstanding rights to prevent dilution that may occur as a result of certain events, including among others, a stock dividend, a stock split or a reclassification of the shares of Series B Preferred Stock or our common stock. No adjustments to the purchase price of less than 1% will be made.

Amendments. Before the Distribution Date, we may amend or supplement the Rights Plan without the consent of the holders of the rights. After the Distribution Date, we may amend or supplement the rights Plan only to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions, or to make any additional changes to the Rights Plan, but only to the extent that those changes do not impair or adversely affect any rights holder.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Stockholders’ Equity  (continued)

The rights have certain anti-takeover effects.  The rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by us.  The rights should not interfere with any merger or other business combination approved by us since we may redeem the rights at $0.01 per right at any time until the date on which a person or group has become an Acquiring Person.

(13) Commitments and Contingencies

(a)  Legal Proceedings

We have agreements with one employee to assist with the final wind down of our business. Under the agreement the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreement at November 30, 2008 is $96,000.

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

On October 30, 2007, Ms. Sherrian Gunn, the former Chief Executive Officer, filed an Original Petition asserting a claim for breach of Employment Agreement. On April 9, 2008, we reached an agreement with Ms. Gunn to pay her $447,500 to settle all claims in the matter. This amount has been paid.  In 2007, $364,000 had been expensed and recorded in general and administrative expenses and in 2008, $83,500 was expensed and recorded in general and administrative expenses.

On February 17, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg alleging that defendants engaged in numerous violations of federal securities laws in making recent purchases of our common stock. According to a Schedule 13D filed by Red Oak Partners, LLC on February 18, 2009, it beneficially owned as of that date 22.19% of the Company’s Common Stock. The complaint seeks to enjoin any future unlawful purchases of our stock by the defendants, their agents, and persons or entities acting in concert with them.

We are party to various other claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

(b)  Retirement Plans

The Company established a savings plan for employees in 1994. Employees are eligible to participate upon completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made contributions of approximately $0.1 million to the plan for each of the years ended November 30, 2008 and 2007.  The plan was terminated on November 29, 2008.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Subsequent Events

Subsequent to the year ended November 30, 2008, on December 12, 2008 we financed approximately $813,000 of the purchase price of various assets purchased under the Trust II Purchase Agreement pursuant to the Trust II Credit Agreement. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement.  The Trust II has become a co-borrower under that facility and has pledged its assets to secure performance by the borrowers thereunder.  The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50 million.  Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II.  With the consent of its co-borrowers, the Trust II may utilize more than $15 million of the aggregate availability under the revolving facility.  Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables (“Maximum Advance”).

Also subsequent to the year ended November 30, 2008, on February 13, 2009 we financed a portion of our purchase of the assets of Fair through the issuance by Asset III of six promissory notes (the “Notes”) in an aggregate original stated principal amount of $898,588.00, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran. The Notes issued by Asset III in favor of the sellers are full-recourse with respect to Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”) are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

On December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan (the “2008 Plan”).  The 2008 Plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officer, directors, consultants and advisors of the Company and its subsidiaries. The 2008 Plan provides that the administrator of the plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The aggregate number of shares of Common Stock of the Company that may be issued under the 2008 Plan is 20,000,000 shares. The 2008 Plan will terminate on December 1, 2018.

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  Of each restricted stock grant, 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all option issuances provided to him during the course of his Board membership in connection with his resignation from the Board. The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the Participant while employed or engaged as a director or consultant by the Company. Of the total value of the awards, $198,000, $66,000 was expensed in December 2008 and the rest is being expensed over a two year vesting period. The 2008 Plan permits withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares are considered as treasury stock and are available to be re-issued under the 2008 Plan.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Subsequent Events (continued)

On February 4, 2009, we were notified by Red Oak Fund, L.P., a fund managed by Red Oak Partners, LLC, that it intended to commence a tender offer for up to 70% of the outstanding shares of common stock of CLST at a price of $0.25 per share.  On February 5, 2009, CLST Holdings, Inc., a Delaware corporation (the “Company”), adopted a rights plan and declared a dividend of one preferred share purchase right for each outstanding share common stock of the Company. The dividend is payable to our stockholders of record as of February 16, 2009. The terms of the rights and the rights plan will be set forth in a Rights Agreement, by and between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Plan”). Subsequently, on February 9, 2009, Red Oak Partners, LLC announced that it was abandoning its tender offer plans due to the adoption by the Board of the Rights Plan.

The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (an “Acquiring Person”) without our approval. Stockholders who own 4.9% or more of our outstanding common stock as of the close of business on February 16, 2009 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire 4.9% or more of the common stock. The Rights Plan does not exempt any future acquisitions of common stock by such persons. Any rights held by an Acquiring Person are null and void and may not be exercised. We may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.

Richards, Layton, & Finger P.A., legal counsel to Mr. Manoj Rajegowda, a former member of our Board, sent written correspondence dated February 24, 2009 to the Company in which Mr. Rajegowda resigned as a director of the Company, effective immediately.  Mr. Rajegowda’s letter of resignation is attached hereto as Exhibit 99.1.

On February 13, 2009, we issued 2,496,077 shares of Common Stock in connection with our purchase of assets owned by Fair Finance Company (“Fair”), of which 1,969,077 shares of Common Stock were issued to Fair, 452,000 shares of Common Stock were issued to Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company, and 75,000 shares of Common Stock were issued to James F. Cochran, Chairman and Director of Fair. The issuance of these shares constituted a portion of the consideration paid for the assets of Fair, and the shares were deemed to have a value of  $0.36 per share. The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.