Form 10-Q
period 2009-02-28
CLST HOLDINGS, INC.
filed 2009-04-14
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

(972) 267-0500

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

On April 13, 2009, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

INDEX TO FORM 10-Q

		Page

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS as of February 28, 2009 (unaudited) and November 30, 2008	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) for the three months ended February 28, 2009 and February 29, 2008	4
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited) for the three months ended February 28, 2009 and February 29, 2008	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the three months ended February 28, 2009 and February 29, 2008	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	7
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
Item 4T.	CONTROLS AND PROCEDURES	23

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24
Item 1A.	RISK FACTORS	24
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
Item 3.	DEFAULTS UPON SENIOR SECURITIES	25
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
Item 5.	OTHER INFORMATION	25
Item 6.	EXHIBITS	26
	SIGNATURES	28

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 28,	November 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,434	$9,754
Notes receivable, net - current	9,528	8,698
Accounts receivable - other	1,015	893
Prepaid expenses and other current assets	177	177
Total current assets	17,154	19,522

Notes receivable, net - long term	36,854	31,547
Property and equipment, net	11	12
Deferred income taxes	4,786	4,786
Other assets	810	863
	$59,615	$56,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable - current	$7,835	$7,436
Notes payable - related parties	319	—
Accounts payable	14,250	14,512
Income taxes payable	77	207
Accrued expenses	454	473
Total current liabilities	22,935	22,628

Loans payable - long term	28,421	26,902
Notes payable - related parties - long term	558	—
Total liabilities	51,914	49,530

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,283,306 and 21,187,229 shares issued, respectively, and 23,649,282 and 20,553,205 shares outstanding, respectively	243	212
Additional paid-in capital	126,957	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(118,069)	(117,616)
	9,348	8,847
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	7,701	7,200

	$59,615	$56,730

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended February 28, 2009 and February 29, 2008

(unaudited)

(In thousands, except per share data)

	2009	2008

Revenues:
Interest income	$1,530	$—
Other	91	—
Total revenues	1,621	—

Loan servicing fees	306	—
Trust administrative fees	1	—
Provision for doubtful accounts	703	—
Interest expense	536	—
General and administrative expenses	661	458
Operating loss	(586)	(458)

Other income (expense):
Other, net	3	133
Total other income	3	133

Loss from continuing operations before income taxes	(583)	(325)

Income tax benefit	(130)	(5)

Loss from continuing operations, net of taxes	(453)	(320)

Discontinued operations, net of taxes of $5 for 2008	—	10

Net loss	$(453)	$(310)

Net loss per share:

Basic and diluted:

Loss from continuing operations, net of taxes	$(0.02)	$(0.02)
Discontinued operations, net of taxes	—	—

Net loss per share	$(0.02)	$(0.02)

Weighted average number of shares:

Basic and diluted	21,261	20,553

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended February 28, 2009 and February 29, 2008

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock			Accumulated other
	Shares	Amount	Shares	Amount	Additional paid-in capital	comprehensive income	Accumulated deficit	Total

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(453)	(453)
Total comprehensive loss								(453)
Grant of restricted stock	900	9	—	—	(9)	—	—	—
Cancellation of restricted stock	(300)	(3)			3	—	—	—
Amortization of restricted stock	—	—	—	—	55	—	—	55
Stock issuance for notes receivable	2,496	25	—	—	874			899

Balance at February 28, 2009	24,283	$243	(634)	$(1,647)	$126,957	$217	$(118,069)	$7,701

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive loss:
Net loss	—	—	—	—	—	—	(310)	(310)
Total comprehensive loss								(310)

Balance at February 29, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(116,263)	$8,553

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended February 28, 2009 and February 29, 2008

(Unaudited)

(In thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(453)	$(310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	55	—
Provision for doubtful accounts	703	—
Depreciation	1	—
Non-cash interest expense	10	—
Amortization of notes receivable acquisition costs	22	—
Changes in operating assets and liabilities:
Accounts receivable - other	(458)	4,532
Prepaid expenses and other current assets	—	322
Other assets	43	120
Accounts payable	(262)	29
Income taxes payable	(130)	—
Accrued expenses	(19)	4

Net cash provided by (used in) operating activities	(488)	4,697

Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Notes receivable collections	2,298	—
Acquisition of notes receivable	(2,865)	—
Additions to notes receivable acquisition costs	(173)	—

Net cash used in investing activities	(740)	(2)

Cash flows from financing activities:
Payments on loans payable	(2,092)	—

Net cash used in financing activities	(2,092)	—

Net increase (decrease) in cash and cash equivalents	(3,320)	4,695
Cash and cash equivalents at beginning of period	9,754	11,799

Cash and cash equivalents at end of period	$6,434	$16,494

Non-Cash Investing and Financing Activities:

Acquisition of notes receivable for common stock	$899	$—

Acquisition of notes receivable for debt	$4,909	$—

Acquisition of notes receivable for accounts receivable, other	$336	$—

Returned notes receivable in exchange for reduction of debt	$23	$—

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

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I, and on December 12, 2008 we purchased certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I and SSPE, LLC. Subsequently, on February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of liquidation and dissolution. We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.)

(b)         Notes Receivable

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

(c) Revenue Recognition

Revenues consist of interest earned, late fees and other miscellaneous charges. Revenues are not accrued on accounts over 120 days without payment activity, unless payment activity resumes.

(d) Discounts and Deferred Costs

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

(2) Discontinued Operations

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K filed on March 2, 2009.

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three months ended February 28, 2009 and February 29, 2008, are as follows (in thousands):

	February 28,	February 29,
	2009	2008

Revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—
Selling, general and administrative expenses	—	—
Operating income	—	—
Other income (expense):
Interest expense	—	—
Loss on sale of accounts receivable	—	—
Minority Interest	—	—
Gain on transactions	—	—
Other, net	—	15
Total other income (expense)	—	15

Income before income taxes	—	15

Provision for income taxes	—	5

Total discontinued operations	$—	$10

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

We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. We did not grant any options during the three months ended February 28, 2009 and February 29, 2008.

On December 1, 2008, our Board of Directors (the “Board”) approved the Company’s 2008 Long Term Incentive Plan. The following is a brief description of the material terms of the 2008 Long Term Incentive Plan:

•                  The plan is administered by the Board of the Company.

•                  The plan permits the grant of restricted stock, stock options and other stock-based awards to employees, officer, directors, consultants and advisors of the Company and its subsidiaries.

•                  The aggregate number of shares of Common Stock of the Company that may be issued under the plan is 20,000,000 shares.

•                  The plan provides that the administrator of the plan may determine the terms and conditions applicable to each award and each award will be evidenced by a stock option agreement or restricted stock agreement.

•                  The plan will terminate on December 1, 2018.

In addition, on December 1, 2008 the Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda. On February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. Subsequently on March 5, 2009, our

Board approved the grant of 300,000 shares of restricted stock to David Tornek. Of each restricted stock grant, 100,000 shares vested on the date of grant and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. The restricted stock grants will be evidenced by restricted stock agreements to be approved by the Board. The total value of the awards using a grant date price of $0.22 per share is $198,000 and will be expensed over the vesting period.

For the quarter ended February 28, 2009, the Company recognized $55,000 of expense related to the restricted stock grants.

(4) Acquisition of new business

(a)         CLST Asset I

On November 10, 2008, we, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (the “Trust”) from a third party for approximately $41.0 million (the “Trust Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, the lender, FCC Finance, LLC, as the initial servicer, the backup servicer, and the collateral custodian (the “Trust Credit Agreement”). The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. Substantially all of the assets to be acquired by the Trust will consist of a portfolio of home improvement consumer receivables, some of which are collateralized or otherwise secured by interests in real estate. We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances. At the same time, we will continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of liquidation and dissolution or continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of liquidation and dissolution. We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of our stockholders, we will be able to dispose of the Trust on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

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

Portfolio collections are distributed on a monthly basis. Absent an event of default, after payment of the servicing fee and other fees and expenses due under the Trust Credit Agreement and the required principal and interest payments to the lender under the Trust Credit Agreement, all remaining amounts from portfolio collections are paid to the Trust and are available for distribution to CLST Asset I and subsequently to Financo.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents the results of operations of the Trust and the Company for the quarter ended February 29, 2008, as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are not comparable to our historical financial information and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

(unaudited, in thousands)

Proforma
February 29,
2008

Revenues
Interest income	$2,111
Other	7
Total revenues	2,118

Loan servicing fees	21
Management fees	249
Interest expense	1,237
General and administrative expenses	589
Operating income	22

Other expense:
Realized loss on sale of assets	(1,071)
Other, net	133

Total other expenses	(938)

Loss from continuing operations before income taxes	(916)

Income tax expense (benefit)	(5)

Loss from continuing operations, net of taxes	(911)

Discontinued operations, net of taxes of $5	10

Net income (loss)	$(901)

Net income (loss) per share:

Basic and diluted:
Net income (loss) per share	$(0.04)

Weighted average number of shares:
Basic and diluted	20,553

The proforma information is unaudited and includes the use of estimates, and therefore should not be relied upon. Readers of these financial statements should understand that the historical financials of the Trust are not representative of the Trust as of November 10, 2008. Historical notes receivable were materially greater in the past than as of our purchase date. Certain realized losses have been recorded prior to our purchase, which have a material impact to the pro forma results. In addition, the historical revenues and expenses may be materially different than those in future periods due to differences in the number of notes receivable.

(b)         CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”). Our Board unanimously approved the transaction. We have fulfilled our original commitment to purchase from the sellers receivables of at least $2 million pursuant to the Trust II Purchase Agreement. We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009. We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Purchase Agreement.

The purchases of receivables by the Trust II from the sellers under the Trust II Purchase Agreement and other approved sellers or dealers will be financed by cash on hand and by advances under a non-recourse, revolving facility provided by a third party lender. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement. The Trust II has become a co-borrower under that facility and has pledged its assets to secure performance by the borrowers thereunder. The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50,000,000. Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II. With the consent of its co-borrowers, the Trust II may utilize more than $15,000,000 of the aggregate availability under the revolving facility. Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. The terms and conditions of the revolver are set forth in the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, the originator, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), the lender, the initial servicer, the backup servicer, the guarantor, and the collateral custodian (the “Credit Agreement”) and the letter agreement, effective as of December 10, 2008, among the Trust II, Financo, the originator, the co-borrowers, the initial servicer, and the guarantor (the “Letter Agreement”). Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables (“Maximum Advance”).

The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount. The obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.

The Credit Agreement provides the material terms and conditions for the services to be performed by the servicer. In return, the Trust II pays the servicer a monthly servicing fee equal to an annual rate of 1.5% of the then aggregate outstanding principal balance of the receivables.

Portfolio collections are distributed on a monthly basis. Absent an event of default, after payment of the servicing fee and other amounts, fees and expenses due under the Credit Agreement and the required principal, interest, unused commitment fee payments to the lenders under the Credit Agreement and fees due to the co-borrowers under the Letter Agreement, all remaining amounts from portfolio collections are paid to the Trust II and are available for distribution to CLST Asset II and subsequently to Financo.

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

The Credit Agreement contains customary covenants for facilities of its type, including among other things maintenance of the Trust II’s special purpose vehicle status and covenants that restrict the Trust II’s ability to incur indebtedness, grant liens, dispose of property, pay dividends, and make certain acquisitions. Generally, these covenants do not impact the activities that may be undertaken by the Company. The Credit Agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements of the Trust II, bankruptcy or insolvency of the Trust II, the occurrence of an event which causes a material adverse effect on the Trust II, the occurrence of certain defaults by the servicer, entry of certain material judgments against the Trust II, and the occurrence of a change of control or certain material events and the issuance of a qualified audit opinion with respect to the Trust II’s financials. In addition, an event of default occurs if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables. If an event of default occurs, all of the Trust II’s obligations under the Credit Agreement could be accelerated by the lender, causing the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

During the first quarter 2009, Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million. These receivables represent primarily home improvement loans originated through First Consumer Credit, LLC (“FCC”), the service provider of CLST Asset I.  Trust II borrowed $3.7 million utilizing the revolving facility.

(c)          CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, LLC ( “CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Fair Purchase Agreement”). Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Fair Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354 as follows:

(1)    cash in the amount of $1,797,178 of which $1,417,737 was paid to Fair, $325,440 was paid to Mr. Durham and $54,000 was paid to Mr. Cochran,

(2)    2,496,077 newly issued shares of our common stock, par value $.01 per share (“Common Stock”) at a price of $0.36 per share, of which 1,969,077 shares of Common Stock were issued to Fair, 452,000 shares of Common Stock were issued to Mr. Durham and 75,000 shares of Common Stock were issued to Mr. Cochran and

(3)    six promissory notes (the “Notes”) issued by CLST Asset III in an aggregate original stated principal amount of $898,588, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran.

We received a fairness opinion of Business Valuation Advisors (“BVA”) stating that BVA is of the opinion that the consideration paid by us pursuant to the Fair Purchase Agreement is fair, from a financial point of view, to our nonaffiliated stockholders.  A copy of the fairness opinion was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2009.  The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As additional inducement for CLST Asset III to enter into the Fair Purchase Agreement, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower.

Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, membership resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  At least initially, Fair will continue to act as servicer for these receivables.  Fair will receive no additional consideration for acting as servicer.

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Fair Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%.  The sellers are required to repurchase any accounts, for the outstanding balance (at the time of repurchase) of such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Fair Purchase Agreement.  Additionally, each of the sellers is required to jointly and severally pay CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, the outstanding balance of any receivable that becomes a defaulted receivable within the parameters of the Fair Purchase Agreement.

The Notes issued by CLST Asset III in favor of the sellers are full-recourse with respect to CLST Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”) are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

(5) Net Loss Per Share

Options to purchase 0.1 million shares of Common Stock for the three months ended February 28, 2009 and February 29, 2008, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price.  Restricted stock of 0.6 million shares were not included in the computation of diluted earnings per share for the three months ended February 28, 2009, because their inclusion would have been anti-dilutive as the Company had a net loss.

(6) Commitments and Contingencies

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreement at February 28, 2009 is $68,000.

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

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg.  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg have engaged in numerous violations of federal securities laws in making recent purchases of our Common Stock and sought to enjoin any future unlawful purchases of our stock by the defendants, their agents, and persons or entities acting in concert with them.  According to a Schedule 13D filed by David Sandberg, Red Oak Partners, LLC and certain other reporting persons on February 18, 2009, it beneficially owned 4,561,554 shares of the Company’s Common Stock representing approximately 19.0% of the Company’s outstanding Common Stock.

On March 2, 2009, Red Oak Partners, LLC, Pinnacle Fund, LLP, Bear Market Opportunity Fund, L.P., and Jeffrey S. Jones filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham and David Tornek on March 2, 2009 in the 134th District Court of Dallas County, Texas. The complaint alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The complaint asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; award compensatory and punitive damages; remove Messrs. Kaiser, Durham and Tornek from the Board; and hold an Annual Meeting of stockholders, or to appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the United States District Court for the Northern District of Texas against defendants Red Oak Fund, L.P., Red Oak Partners, LLC, David Sandberg, Pinnacle Partners, LLC, Pinnacle Fund LLLP, and Bear Market Opportunity Fund, L.P. alleging the same and other violations of federal securities laws.  Through this lawsuit, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws. Also on April 6, 2009, because, among other reasons, we do not expect the litigation, which bears directly upon our annual meeting of stockholders, to be resolved for some months, our Board has determined to delay the annual meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

(7) New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 became effective for us December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 1, 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those statements discussed in the “Item 1A, Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Overview

Sales Transactions

On December 18, 2006, we entered into a definitive agreement (the “U.S. Sale Agreement”) with a wholly owned subsidiary of Brightpoint, Inc., an Indiana corporation (“Brightpoint”), providing for the sale of substantially all of our United States and Miami-based Latin American operations (the “U.S. Sale”) and for the buyer to assume certain liabilities related to those operations. Our operations in Mexico and Chile and other businesses or obligations of the Company were excluded from the transaction.

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

Also on December 18, 2006, we entered a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was a stock acquisition of all of the outstanding shares of our Mexican subsidiaries, and includes our interest in CII, our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and were entitled to receive our pro rata share of CII profits from January 1, 2007, up to the consummation of the transaction, within 150 days from the closing date. Our Board unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We have not received any pro-rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million and other required terms of the agreement was sent to the purchasers on September 11, 2007. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. We continue to pursue the amounts we believe we are due, but at this time the purchasers are not responding to or cooperating with our demands. Currently we cannot make any estimates regarding future amounts we may be able to collect or the timing of any collections on this matter.

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

On March 28, 2007, our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and a name change from CellStar Corporation to CLST Holdings, Inc. We continue to follow the plan of dissolution. Consistent with the plan of dissolution and its fiduciary duties, our Board will continue to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder, including the authority to abandon the plan of dissolution.

The U.S. Sale closed on March 30, 2007. At closing, $53.6 million was received and $4.5 million is included in accounts receivable—other in the accompanying balance sheet for November 30, 2007. We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. The buyer of our U.S. business previously asserted total claims for indemnity against the escrow of approximately $1.4 million, and the remainder, approximately $7.6 million, including accrued interest, was distributed to the Company on October 4, 2007. On December 21, 2007, the Company and Brightpoint entered into a Letter Agreement which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds have been made in accordance with the terms described in the Letter Agreement. In January 2008 the Company received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These are the final amounts to be received under the U.S. Sale Agreement.

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

On March 22, 2007, we signed a letter of intent to sell our operations in Chile (the “Chile Sale”) to a group that included local management for approximately book value. On June 11, 2007, we completed the Chile Sale. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a gain of pre-tax $0.6 million on the transaction during the quarter ending August 31, 2007. With the completion of the Chile Sale, we no longer have any operating locations outside of the U.S. Currently only a small administrative staff remained to wind up our business.

Plan of Dissolution

As previously stated, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

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

Consistent with the plan of dissolution and its fiduciary duties, our Board and the Executive Committee of our Board will continue to review the relative benefits to our stockholders of (1) continuing to wind down our businesses pursuant to our plan of liquidation and dissolution or (2) abandoning our plan of liquidation and dissolution and continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business.  In addition, our Board has in the past year considered whether it is possible, and if it would be in the best interest of the Company and its stockholders, to de-register with the SEC and thereby suspend the Company’s responsibilities to file reports with the SEC. Neither our Board nor our Executive Committee is currently considering de-registering with the SEC, but may consider doing so in the future.  Any determination by the Board in the future to take any of the foregoing actions, will require that the Board, in fulfilling its fiduciary obligations, perform such analysis and consider such information, as provided by management and external consultants, as its deems reasonable and necessary to come to a determination that is in the best interests of the Company and its stockholders.  It is unlikely our Board or the Executive Committee of our Board will make any further distributions to the Company’s stockholders under the plan of liquidation and dissolution while it considers the strategic alternatives available to the Company.

Although we have purchased the various assets described below under “Recent Developments” and are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of liquidation and dissolution.  The Board believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Given the time necessary to complete the governmental requirements for dissolution, we are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances.  By investing our cash resources in relatively high yielding assets, we are also able to take advantage of the favorable tax treatment provided by our net operating losses. Our net operating losses may offer significant value to us, if they can be utilized to reduce tax liabilities prior to the termination of our corporate status. Utilizing our net operating losses depends upon a number of factors, including our ability to generate taxable income. No assurances can be given that we will be able to do so.  We have continued to wind up aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Item 1 Business – 2008 Business” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009 for further discussion with respect to our activities in this regard.  We are doing this so that we can satisfy or provide for our liabilities as required by our plan of dissolution and applicable law.  We do not now have, and do not believe that we will have in the immediate future, sufficient information regarding all of our liabilities to pay or appropriately provide for them as required by our plan of dissolution and applicable law.  We expect that fully implementing our plan of dissolution may require several years.  We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of the Company and our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.  For further discussion regarding Manoj Rajegowda’s apparent allegations that the Board has abandoned the plan of dissolution see “Item 9B Other Information—Resignation of Director” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

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

Revenue Recognition

Revenues are recorded as earned from notes receivable.  Revenues consist of interest earned, late fees and other miscellaneous charges.  Revenues are not accrued on accounts over 120 days without payment activity, unless payment activity resumes.

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

Stock-Based Compensation

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the quarters ended February 28, 2009 and February 29, 2008.

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

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  On February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. Subsequently on March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock to David Tornek. Of each restricted stock grant, 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant.  The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the participant while employed or engaged as a director or consultant by the Company. The total value of the awards using a grant date price of $0.22 per share is $198,000, of which $55,000 was expensed in the first quarter ended February 28, 2009 and the rest is being expensed over a two year vesting period. The 2008 Plan permits withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares are considered as treasury stock and are available to be re-issued under the 2008 Plan.

Recent Developments

CLST Asset I

On November 10, 2008, the Board unanimously approved the acquisition of all of the outstanding equity interest of the FCC Investment Trust I (the “Trust”) from Fortress Special Opportunities Fund LP (“Fortress”) through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries.  The purchase price was approximately $41.0 million, which was financed by $6.1 million of Company cash on hand and by a $34.9 million non-recourse term loan from Fortress Credit Co LLC, an affiliate of the seller. The primary business of the Trust is to hold and collect certain receivables.  We are now responsible for the collection of the consumer notes receivables of the Trust.

CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the purchase agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and various other parties, Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to utilize more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter 2009, when Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million. These receivables represent primarily home improvement loans originated through First Consumer Credit, LLC (“FCC”), the service provider of CLST Asset I.  Trust II borrowed $3.7 million utilizing the revolving facility.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, LLC (the “CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company.  Messrs. Durham and Cochran own all of the outstanding equity of Fair. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.

Results of Operations

The Company reported a net loss of $0.5 million or $0.02 per diluted share, for the first quarter of 2009 compared to a net loss of $0.3 million, or $0.02 per diluted share for the same quarter last year. The increase is primarily attributable to the costs of the portfolio acquisitions and related start up costs and the cost incurred in connection with the litigation.

The following table shows certain information as of or for the three months ended February 28, 2009 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.

	CLST Asset I	CLST Asset II	CLST Asset III*

Collections	$3.1 million	$0.5 million	$0.3 million

Aggregate Outstanding Principal Balance of Receivables	$39.3 million	$5.4 million	$3.4 million

Reserves	$0.8 million	—	—

Unamortized Purchase Discounts	$0.6 million	$0.5 million	$0.1 million

Other	$0.2 million	$0.1 million	—

Net Receivables	$38.1 million	$5.0 million	$3.3 million

Non-intercompany Loans Outstanding	$32.5 million	$3.7 million	$0.9 million

Approximate Number of Customer Accounts	5,582	719	2,829

Average Outstanding Principal Balance Per Account	$6,900	$7,681	$1,156

*                    The results of CLST Asset III for the first quarter only reflect the activity for the partial month as we acquired these assets effective February 13, 2009.

Three Months Ended February 28, 2009, Compared to Three Months Ended February 29, 2008

Revenues.   Our revenues for the first quarter of 2009 were $1.6 million compared to zero in 2008, and such increase is primarily due to interest and other charges collected in CLST Asset I of $1.5 million and CLST Asset II of $0.1 million.

Loan Servicing Fees. Loan servicing fees for the three months ended February 28, 2009 were $306,000, $177,000 of which was attributable to CLST Asset I and $14,000 of which was attributable to CLST Asset II.  We also incurred $115,000 of loan servicing commissions during the quarter related to CLST Asset II. We do not incur additional servicing fees with respect to CLST Asset III other than the initial cost of acquiring the portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts for the three months ended February 28, 2009 were $703,000, all of which was attributable to CLST Asset I.

Interest Expense. Interest expense for the three months ended February 28, 2009 was $536,000 under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition.

General and Administrative Expenses.   Our general and administrative expenses were $0.7 million for the first quarter 2009 compared to $0.5 million for the first quarter 2008. The increase in expenses in 2009 is primarily due to increases in professional fees.

Total Other Income.  Our total other income for the first quarter 2009 was $3,000, compared to $133,000 for the first quarter 2008. Virtually all of our other income is interest earned on our cash balance, and the decrease is a result of lower interest rates due to the current U.S. economic crisis.

Income taxes.  The Company had accrued $0.1 million of Delaware franchise tax at year ended November 30, 2008.  Upon further review it was determined that this accrual was overstated and the Company adjusted the accrual, and therefore has recorded tax benefit of $0.1 million for the first quarter of 2009 compared to zero for 2008, which includes the impact of continuing and discontinued operations.

Discontinued Operations. We had no income from discontinued operations for the first quarter 2009 and $10,000, net of taxes, in 2008.  As discussed in Note 2 to the Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we sold our operations in the U.S., Miami, Mexico and Chile.

CLST Asset I

The Trust collections from customers for the first quarter of 2009 were approximately $3.1 million, representing $1.6 million of principal payments and $1.5 million of interest and other charges. As of February 28, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $38.5 million, which represents 94.0% of the original purchase price of $41.0 million. The ending balance consists of approximately 5,582 customer accounts, with an average outstanding principal balance per account of approximately $6,900 and an average FICO score of 655. The average interest rate for these accounts was 14.4%. Total assets of the Trust at the end of the quarter net of reserves were $40.0 million, excluding certain accrued interest and deferred cost.

For the first quarter of 2009, the Trust reported $97,000 of net income.  The net loss was $41,000 for the quarter, which included $138,000 of intercompany interest expense that would be eliminated in determining consolidated results. Total revenues for the quarter were $1.5 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.4 million, which included $0.7 million provision for doubtful accounts, $0.5 million of interest expense to Fortress, our lender, and $0.2 million of servicing expense to FCC.

CLST Asset II

Since the Trust II began purchasing receivables, we have modified the approval standards increasing the interest rate, increasing the purchase discount and requiring higher credit scores.  As a result, of these measures the average interest rate is 14.8%, when the purchase discount is taken into consideration, the computed effective yield would be 17%.  The average FICO score was 672 for the borrowers.

As of February 28, 2009, the aggregate outstanding principal balance of Trust II’s account receivable was $5.4 million.  Since these receivables represent new origination, consistent with our accounting policy, we did not need a provision for doubtful account as none of our receivables were 120 days past due.  Other current assets were $0.2 million and consisted of notes receivable from Summit and deferred costs.

During the first quarter 2009, Trust II had collections from customers of $0.5 million, representing $0.4 million of principal payments and $0.1 million of interest and other charges.  Principal payments were particularly high as a significant amount of the loans we originated were paid in full. We do not expect this trend to continue long term. Also for the first quarter 2009, Trust II recorded revenues of $110,000 and operating expenses of $140,000, representing up front origination fees and servicing costs from FCC.  Interest expense was $30,000 for the quarter, resulting in a net loss of $60,000.

CLST Asset III

The results of CLST Asset III for the first quarter only reflect the activity for the partial month as we acquired these assets effective February 13, 2009. Collections for the quarter were $300,000 with the majority of the payment being applied to principal.  We recorded $27,000 of revenue reflecting interest and other fees collected from customers and per our agreement, we did not incur any servicing expenses.  Defaults of $23,500 were applied towards the seller’s notes.

As of February 28, 2009, our ending balance of receivables was $3.4 million.  The receivables represent approximately 2,829 accounts with an average outstanding principal balance per account of $1,156.

Liquidity and Capital Resources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of the Trust in November 2008, we met our cash needs with existing funds and interest and investment income generated by our cash and cash equivalents. At February 28, 2009, we had cash and cash equivalents of approximately $6.4 million, down from $9.8 million at November 30, 2008. Historically we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits with our primary bank, Texas Capital Bank.  To date, we have financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our Common Stock, and we expect that any future portfolio acquisition would be financed with cash on hand and cash from operations, non-recourse debt and additional issuance of our Common Stock.

Operating Activities. The net cash used in operating activities for the three months ended February 28, 2009 was $0.5 million compared to cash received of $4.7 million for the same period in 2008. The primary reason for this decrease was the collection of $4.7 million of accounts receivable from Brightpoint (the purchaser of our U.S. and Miami operations) in 2008 and increased operating expenses in 2009 related to the new business offset in part by portfolio interest collections during 2009.

Investing Activities. The net cash used in investing activities for the three months ended February 28, 2009 and February 29, 2008 was $0.7 million and $2,000, respectively. The increase from 2008 to 2009 is primarily a result of cash of $2.9 million used to fund the acquisitions of CLST Asset II and CLST Asset III portfolios, $0.2 million for the payment of acquisition costs and offset in part by collection of portfolio principal of $2.3 million during the three months ended February 28, 2009.

Financing Activities. The net cash used in financing activities for the three months ended February 28, 2009 was $2.1 million compared to zero for the same period in 2008.  The cash used in financing activities in 2009 was used to reduce the outstanding debt principal balance.

Liquidity Sources.

CLST Asset I.  As of February 28, 2009, the outstanding balance of our term loan was $32.5 million, representing 93.0% of our original balance. We have retired approximately $2.3 million of our obligation to Fortress, and we have paid $495,000 in interest expense, all from customer collections. Total liabilities of the Trust as of February 28, 2009 were $40.0 million, which includes $6.4 million of intercompany payables and deferred revenue of $0.6 million, representing the remaining purchase discount from the original principal.

During the first quarter of 2009 CLST Asset I generated $740,000 of net cash with an additional $194,000 received in March 2009. This amount brings our cumulative net cash generated to $931,000, net of all expenses and required payments to Fortress. Under the terms of our credit agreement, the net cash proceeds in any particular month are remitted to the Company on or about the 20th of the following month. The $740,000 of net proceeds recorded for the same quarter relate to the activities of November 2008, December 2008 and January 2009. February 2009 net cash proceeds of $194,000 were remitted March 20, 2009.

CLST Asset II. In conjunction with the loan entered into between Trust II, Summit and various other parties, Trust II has become a co-borrower under a $50 million credit agreement that permits Trust II to utilize more than $15 million of the aggregate availability under the revolving facility. As of February 28, 2009, Trust II had loan payable to Fortress in the amount of $3.7 million and intercompany account payable of $1.5 million, the proceeds of which were used to fund in part Trust II’s purchase of $5.8 million of the customer accounts receivable.  Deferred revenue as of the end of the quarter was $0.4 million, representing the purchase discounts related to the purchased receivables.

CLST Asset III. During the first quarter of 2009 we did not make any cash payments of principal or interest under the Notes issued by CLST Asset III to Fair, Mr. Durham and Mr. Cochran. Instead, we applied $23,500 of defaulted receivables towards the principal and interest of the Notes.

Contractual Obligations. We have an agreement with one employee to assist with the final wind down of our historic business. Under the agreement, the employee is to receive base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under this agreement at February 28, 2009 is $68,000, and we expect to pay this amount out of our available cash.  If we abandon our plan of liquidation and dissolution, our obligations to this employee will continue.

Included in accounts payable at February 28, 2009, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier. The Company now believes it has a variety of defenses to some or all these liabilities, including defenses based upon the running of statutes of limitations. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments.

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

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 became effective for us December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 1, 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at February 28, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009, continue to exist.

PART II — OTHER INFORMATION

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

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg.  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg have engaged in numerous violations of federal securities laws in making recent purchases of our Common Stock and sought to enjoin any future unlawful purchases of our stock by the defendants, their agents, and persons or entities acting in concert with them.  According to a Schedule 13D filed by David Sandberg, Red Oak Partners, LLC and certain other reporting persons on February 18, 2009, it beneficially owned 4,561,554 shares of the Company’s Common Stock representing approximately 19.0% of the Company’s outstanding Common Stock.

On March 2, 2009, Red Oak Partners, LLC, Pinnacle Fund, LLP, Bear Market Opportunity Fund, L.P., and Jeffrey S. Jones filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham and David Tornek on March 2, 2009 in the 134th District Court of Dallas County, Texas. The complaint alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The complaint asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; award compensatory and punitive damages; remove Messrs. Kaiser, Durham and Tornek from the Board; and hold an Annual Meeting of stockholders, or to appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the United States District Court for the Northern District of Texas against defendants Red Oak Fund, L.P., Red Oak Partners, LLC, David Sandberg, Pinnacle Partners, LLC, Pinnacle Fund LLLP, and Bear Market Opportunity Fund, L.P. alleging the same and other violations of federal securities laws.  Through this lawsuit, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws. Also on April 6, 2009, because, among other reasons, we do not expect the litigation, which bears directly upon our annual meeting of stockholders, to be resolved for some months, our Board has determined to delay the annual meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

Item 1A.   Risk Factors

This information has been omitted as our Company qualifies as a smaller reporting company. Please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2009, we issued 2,496,077 shares of Common Stock in connection with our purchase of assets owned by Fair, of which 1,969,077 shares of Common Stock were issued to Fair, 452,000 shares of Common Stock were issued to Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company, and 75,000 shares of Common Stock were issued to James F. Cochran, Chairman and Director of Fair. The issuance of these shares constituted a portion of the consideration paid for the assets of Fair, and the shares were deemed to have a value of $0.36 per share. The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Also, on December 1, 2008, our Board approved the grant of 900,000 shares of restricted Common Stock for no cash consideration to our directors as compensation for services during the fiscal year ended November 30, 2008. We granted 300,000 shares of restricted Common Stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda. Subsequently on March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock for no cash consideration to David Tornek in connection with his appointment as a director. The shares of Common Stock were issued by us in transactions exempt from registration pursuant to Section 4(2) of the Securities Act. On February 24, 2009, Mr. Rajegowda forfeited all option issuances provided to him during the course of his Board membership in connection with his resignation from the Board. See “Item 9B, other information—Resignation of Director” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009, for more information.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the first quarter of 2009.

Item 5.   Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description	Previously filed as an Exhibit and Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

4.1	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Previously filed as an exhibit to a Form 8-A filed with the Securities and Exchange Commission on February 13, 2009, and incorporated herein by reference.

4.2	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009, and incorporated herein by reference.

10.1†	CLST Holdings, Inc. 2008 Long Term Incentive Plan.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008, and incorporated herein by reference.

10.2†	Form of Restricted Stock Award Agreement under the CLST Holdings, Inc. 2008 Long Term Incentive Plan.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2008 and incorporated herein by reference.

10.3	Purchase Agreement, effective as of December 10, 2008, by and between SSPE Investment Trust I, SSPE, LLC, and CLST Asset Trust II.	Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and incorporated herein by reference.

10.4

Second Amended and Restated Revolving Credit Agreement, effective as of December 10, 2008, by and between Summit Consumer Receivables Fund, L.P., as originator, Summit Alternative Investments, LLC, as servicer, SSPE, LLC, as LLC borrower, SSPE Investment Trust I, as trust borrower, CLST Asset Trust II, as Trust II borrower, Summit Consumer Receivables Fund, L.P., as guarantor, Eric J. Gangloff, as guarantor, Fortress Credit Corp., as lender and administrative agent, U.S. Bank National Association, as collateral custodian, and Lyon Financial Services, Inc, as backup servicer.

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and incorporated herein by reference.

10.5

Letter Agreement, effective as of December 10, 2008, by and between CLST Asset Trust II, CLST Financo, Inc., Summit Consumer Receivables Fund, L.P., Summit Alternative Investments, LLC, SSPE, LLC, SSPE Investment Trust I, and Eric J. Gangloff.

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and incorporated herein by reference.

10.6	Purchase Agreement between Drawbridge Special Opportunities Fund LP and CLST Asset I, LLC, dated November 10, 2008. ()	Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and incorporated herein by reference.

10.7

Credit Agreement by and among FCC Finance LLC, as the servicer, FCC Investment Trust I, as the borrower, Fortress Credit Co LLC, as a lender and the administrative agent, U.S. Bank National Association, as the collateral custodian, and Lyon Financial Services, Inc., d/b/a/ U.S. Bank Portfolio Services, as the backup servicer, dated November 10, 2008.

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

99.1	Letter from Richards, Layton, & Finger P.A., legal counsel to Mr. Manoj Rajegowda, dated February 24, 2009.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2008 and incorporated herein by reference.

†    Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer, President,
Chief Financial Officer, Treasurer
(Principal Financial Officer)

April 14, 2009