Form 10-Q
period 2009-05-31
CLST HOLDINGS, INC.
filed 2009-07-14
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *  Yes ☐ No ☐

* The registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

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

On July 13, 2009, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	May 31,	November 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,940	$9,754
Notes receivable, net - current	8,865	8,698
Accounts receivable - other	1,366	893
Prepaid expenses and other current assets	177	177
Total current assets	16,348	19,522

Notes receivable, net - long-term	36,875	31,547
Property and equipment, net	10	12
Deferred income taxes	4,786	4,786
Other assets	990	863
	$59,009	$56,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable - current	$7,839	$7,436
Notes payable - related parties	378	—
Accounts payable	14,628	14,512
Income taxes payable	85	207
Accrued expenses	792	473
Total current liabilities	23,722	22,628

Loans payable - long term	28,437	26,902
Notes payable - related parties	290	—
Total liabilities	52,449	49,530

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,583,306 and 21,187,229 shares issued, respectively, and 23,949,282 and 20,553,205 shares outstanding, respectively	246	212
Additional paid-in capital	126,985	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(119,241)	(117,616)
	8,207	8,847
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	6,560	7,200

	$59,009	$56,730

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended May 31, 2009 and 2008

(unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	May 31,		May 31,
	2009	2008	2009	2008

Revenues:
Interest income	$1,645	$—	$3,175	$—
Other	142	—	233	—
Total revenues	1,787	—	3,408	—

Loan servicing fees	76	—	382	—
Trust administrative fees	3	—	4	—
Provision for doubtful accounts	600	—	1,303	—
Interest expense	546	—	1,082	—
General and administrative expenses	1,746	511	2,263	969
Operating loss	(1,184)	(511)	(1,626)	(969)

Other income (expense):
Other, net	6	87	9	220
Total other income	6	87	9	220

Loss from continuing operations before income taxes	(1,178)	(424)	(1,617)	(749)

Income tax expense (benefit)	(6)	—	8	(5)

Loss from continuing operations, net of taxes	(1,172)	(424)	(1,625)	(744)

Discontinued operations, net of taxes of $5 for 2008	—	—	—	10

Net loss	$(1,172)	$(424)	$(1,625)	$(734)

Net loss per share:

Basic and diluted:

Loss from continuing operations, net of taxes	$(0.05)	$(0.02)	$(0.07)	$(0.04)
Discontinued operations, net of taxes	—	—	—	—

Net loss per share	$(0.05)	$(0.02)	$(0.07)	$(0.04)

Weighted average number of shares:

Basic and diluted	23,344	20,553	22,314	20,553

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended May 31, 2009 and 2008

(Unaudited)

(In thousands)

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income	deficit	Total

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,625)	(1,625)
Total comprehensive loss								(1,625)
Grant of restricted stock	1,200	12	—	—	(12)	—	—	—
Cancellation of restricted stock	(300)	(3)			3	—	—	—
Amortization of restricted stock	—	—	—	—	86	—	—	86
Stock issuance for notes receivable	2,496	25	—	—	874			899

Balance at May 31, 2009	24,583	$246	(634)	$(1,647)	$126,985	$217	$(119,241)	$6,560

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive loss:
Net loss	—	—	—	—	—	—	(734)	(734)
Total comprehensive loss								(734)

Balance at May 31, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(116,687)	$8,129

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2009 and 2008

(Unaudited)

(In thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(1,625)	$(734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	86	—
Provision for doubtful accounts	1,303	—
Depreciation	2	—
Non-cash interest expense	58	—
Amortization of notes receivable acquisition costs	56	—
Changes in operating assets and liabilities:
Accounts receivable - other	(809)	5,161
Prepaid expenses and other current assets	—	311
Other assets	(185)	271
Accounts payable	116	164
Income taxes payable	(122)	—
Accrued expenses	319	(613)

Net cash provided by (used in) operating activities	(801)	4,560

Cash flows from investing activities:
Purchases of property and equipment	—	(3)
Notes receivable collections	5,663	—
Acquisition of notes receivable	(4,028)	—
Additions to notes receivable acquisition costs	(151)	—

Net cash provided by (used in) investing activities	1,484	(3)

Cash flows from financing activities:
Payments on notes payable	(4,497)	—

Net cash used in financing activities	(4,497)	—

Net increase (decrease) in cash and cash equivalents	(3,814)	4,557
Cash and cash equivalents at beginning of period	9,754	11,799

Cash and cash equivalents at end of period	$5,940	$16,356

Non-Cash Investing and Financing Activities:

Acquisition of notes receivable for common stock	$899	$—

Acquisition of notes receivable for debt	$7,273	$—

Acquisition of notes receivable for accounts receivable, other	$336	$—

Returned notes receivable in exchange for reduction of debt	$170	$—

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

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I, and on December 12, 2008 we purchased certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I and SSPE, LLC. Subsequently, on February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board of Directors (the “Board”) believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

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

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three and six months ended May 31, 2009 and 2008, are as follows (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—
Selling, general and administrative expenses	—	—	—	—
Operating income (loss)	—	—	—	—
Other income (expense):
Interest expense	—	—	—	—
Loss on sale of accounts receivable	—	—	—	—
Minority interest	—	—	—	—
Gain on transactions	—	—	—	—
Other, net	—	—	—	15
Total other income	—	—	—	15

Income before income taxes	—	—	—	15

Provision for income taxes	—	—	—	5

Total discontinued operations	$—	$—	$—	$10

(3) Stock-Based Compensation

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

•                  The plan will terminate on December 1, 2018.

In addition, on December 1, 2008 the Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda. On February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. On March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock to David Tornek, our director who was appointed to fill the vacancy on the Board. Of each restricted stock grant, 100,000 shares vested on the date of grant and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. The restricted stock grants will be evidenced by restricted stock agreements to be approved by the Board. The total value of the awards using a grant date price of $0.22 per share for 600,000 shares and $0.16 per share for 300,000 shares is $180,000 and will be expensed over the vesting period.

For the three and six months ended May 31, 2009, the Company recognized $31,000 and $86,000, respectively, of expense related to the restricted stock grants.

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

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. Substantially all of the assets to be acquired by the Trust will consist of a portfolio of home improvement consumer receivables, some of which are collateralized or otherwise secured by interests in real estate. We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances. At the same time, we will continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of dissolution or continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of the Trust on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents the results of operations of the Trust and the Company for the three and six months ended May 31, 2008, as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are not comparable to our historical financial information and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

(unaudited, in thousands)

	Pro forma
	Three months	Six months
	ended	ended
	May 31,	May 31,
	2008	2008

Revenues
Interest income	$2,111	$4,222
Other	7	14
Total revenues	2,118	4,236

Loan servicing fees	21	42
Management fees	249	498
Interest expense	1,237	2,474
General and administrative expenses	642	1,231
Operating income	(31)	(9)

Other expense:
Realized loss on sale of assets	(1,071)	(2,142)
Other, net	87	220

Total other expenses	(984)	(1,922)

Loss from continuing operations before income taxes	(1,015)	(1,931)

Income tax expense (benefit)	—	(5)

Loss from continuing operations, net of taxes	(1,015)	(1,926)

Discontinued operations, net of taxes of $5	—	10

Net income (loss)	$(1,015)	$(1,916)

Net income (loss) per share:

Basic and diluted:

Net income (loss) per share	$(0.05)	$(0.09)

Weighted average number of shares:

Basic and diluted	20,553	20,553

The pro forma information is unaudited and includes the use of estimates, and therefore should not be relied upon. Readers of these financial statements should understand that the historical financials of the Trust are not representative of the Trust as of November 10, 2008. Historical notes receivable were materially greater in the past than as of our purchase date. Certain realized losses have been recorded prior to our purchase, which have a material impact to the pro forma results. In addition, the historical revenues and expenses may be materially different than those in future periods due to differences in the number of notes receivable.

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

During the six months ended May 31, 2009, Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million. These receivables represent primarily home improvement loans originated through First Consumer Credit, LLC (“FCC”), the service provider of CLST Asset I.  Trust II borrowed $6.4 million utilizing the revolving facility.

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

(5) Net Loss Per Share

Options to purchase 0.1 million shares of Common Stock for the three and six months ended May 31, 2009 and 2008, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price.  Restricted Stock of 0.6 million shares were not included in the computation of diluted earnings per share for the three and six months ended May 31, 2009, because their inclusion would have been anti-dilutive as the Company had a net loss.

(6) Commitments and Contingencies

We have an agreement with one employee to assist with the final wind down of our business. Under the agreement the employee is to receive her base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The estimated commitment remaining under the agreement at May 31, 2009 is $40,000.

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

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC (“Red Oak Partners”), and David Sandberg (the “Federal Court Action”).  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg have engaged in numerous violations of federal securities laws in making purchases of our Common Stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them.  According to a Schedule 13D filed by David Sandberg, Red Oak Partners, LLC and certain other reporting persons on February 18, 2009, Red Oak Partners beneficially owns 4,561,554 shares of the Company’s Common Stock representing approximately 19.0% of the Company’s outstanding Common Stock.

On March 2, 2009, Red Oak Partners, LLC, Pinnacle Fund, LLP, Bear Market Opportunity Fund, L.P., and Jeffrey S. Jones filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; award compensatory and punitive damages; remove Messrs. Kaiser, Durham and Tornek from the Board; and hold an annual meeting of stockholders, or to appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the Federal Court Action against defendants Red Oak Fund, L.P., Red Oak Partners, LLC, David Sandberg, Pinnacle Partners, LLC, Pinnacle Fund, LLP, and Bear Market Opportunity Fund, L.P. alleging the same and other violations of federal securities laws.  Through this lawsuit, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws.  Also on April 6, 2009, because, among other reasons, we do not expect the litigation, which bears directly upon our annual meeting of stockholders, to be resolved for some months, our Board postponed the annual meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

On April 30, 2009, Red Oak Partners, LLC, Pinnacle Fund, LLP, Bear Market Opportunity Fund, L.P., and Jeffrey S. Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition seeks to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, Red Oak Partners, LLC, Pinnacle Fund, LLP, Red Oak Fund, LP, and Jeffrey S. Jones amended their petition in the State Court Action to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.  Discovery is ongoing in both the Federal Court Action and State Court Action.

The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or if a settlement agreement is entered into that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

(7) New Accounting Pronouncements

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

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was structured as the sale of all of the outstanding shares of our Mexican subsidiaries, and included our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and were entitled to receive our pro rata share of CII profits for the first quarter 2007 and up to the consummation of the transaction, within 150 days from the closing date. Our Board unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We had not received any pro rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million, the amount we believe is our pro rata share of CII profits for such period, was sent to the purchasers on September 11, 2007, as well as a demand that the sellers comply with other required terms of the agreement. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. Therefore, we are pursuing claims against the buyers from the Mexico Sale in an ICC arbitration proceeding, which is currently scheduled for October 2009.  We cannot make any estimates regarding future amounts that we may be able to collect or the timing of any collections on this matter.

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

The U.S. Sale closed on March 30, 2007. At closing we received cash of approximately $53.6 million and $4.5 million was included in “Accounts Receivable—Other” in the accompanying balance sheet for November 30, 2007. We recorded a pre-tax gain of $52.7 million on the transaction during the twelve months ended November 30, 2007. The buyer of our U.S. business previously asserted total claims for indemnity against the escrow of approximately $1.4 million, and the remainder, approximately $7.6 million, including accrued interest, was distributed to the Company on October 4, 2007. On December 21, 2007, the Company and Brightpoint entered into a Letter Agreement which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds have been made in accordance with the terms described in the Letter Agreement. In January 2008 the Company received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These are the final amounts to be received under the U.S. Sale Agreement.

The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. As disclosed above, we have not received any pro-rata share of profits and other terms required as of 150 days from the closing date under the Mexico Sale.

On March 22, 2007, we signed a letter of intent to sell our operations in Chile (the “Chile Sale”) to a group that included local management for approximately book value. On June 11, 2007, we completed the Chile Sale. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a pre-tax gain of $0.6 million on the transaction during the quarter ended August 31, 2007. With the completion of the Chile Sale, we no longer have any operating locations outside of the U.S. Currently only a small administrative staff remains to wind up our business.

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

In the plan of dissolution approved during our Special Meeting of stockholders on March 28, 2007, we stated that no distribution of proceeds from the U.S. Sale and Mexico Sale would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million.

Consistent with the plan of dissolution and its fiduciary duties, our Board and the Executive Committee of our Board will continue to review the relative benefits to our stockholders of (1) continuing to wind down our businesses pursuant to our plan of dissolution or (2) abandoning our plan of dissolution and continuing to do business in one or more of our historical lines of business or related businesses or in a new line of business.  In addition, our Board has in the past year considered, and is currently considering, whether it is possible, and if it would be in the best interest of the Company and its stockholders, to de-register its common stock under Section 12(g) of the Exchange Act and thereby suspend the Company’s responsibilities to file reports, including Forms 10-K, 10-Q and 8-K, with the SEC under Section 13(a) and 15(d) of the Exchange Act. We believe that given the limited time and resources available to our management, the high cost of compliance with the Sarbanes-Oxley Act of 2002 and other public company reporting requirements may no longer outweigh the benefits to the Company and its stockholders of being a reporting company.  If the Company does decide to deregister, the Company’s common stock would cease to be eligible to be traded on the OTC Bulletin Board.  Our common stock would continue to be quoted on the Pink Sheets, but no assurance could be given that any broker would continue to make a market in our common stock.  Neither our Board nor our Executive Committee has made a final decision to de-register with the SEC, but it will continue to consider whether de-registering would be in the best interests of the Company and its stockholders.  Any determination by the Board in the future to take any of the foregoing actions, will require that the Board, in fulfilling its fiduciary obligations, perform such analysis and consider such information, as provided by management and external consultants, as its deems reasonable and necessary to come to a determination that is in the best interests of the Company and its stockholders.  It is unlikely that our Board or the Executive Committee of our Board will make any further distributions to the Company’s stockholders under the plan of dissolution while it considers the strategic alternatives available to the Company.

Although we have purchased the various assets described below under “Recent Developments” and are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution.  The Board believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Given the time necessary to complete the governmental requirements for dissolution, we are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances.  By investing our cash resources in relatively high yielding assets, we are also able to take advantage of the favorable tax treatment provided by our net operating losses. Our net operating losses may offer significant value to us, if they can be utilized to reduce tax liabilities prior to the termination of our corporate status. Our ability to use our net operating losses depends upon a number of factors, including our ability to generate taxable income. No assurances can be given that we will be able to do so.  We have continued to wind up aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Recent Developments” below and “Item 1 Business — 2008 Business” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009 for further discussion with respect to our activities in this regard.  We are doing this so that we can satisfy or provide for our liabilities as required by our plan of dissolution and applicable law.  We do not now have, and do not believe that we will have in the immediate future, sufficient information regarding all of our liabilities to pay or appropriately provide for them as required by our plan of dissolution and applicable law.  We expect that fully implementing our plan of dissolution may require several years.  We believe that should we decide that continuing with the plan of dissolution is in the best interest of the Company and our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.  For a discussion regarding Manoj Rajegowda’s apparent allegations that the Board has abandoned the plan of dissolution, see “Item 9B Other Information—Resignation of Director” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

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

Stock-Based Compensation

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123(R)), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. The Company did not grant any options during the six months ended May 31, 2009 and 2008.

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

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  On February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. On March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock to David Tornek, our director who was appointed to fill the vacancy on the Board. Of each restricted stock grant, 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant.  The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the participant while employed or engaged as a director or consultant by the Company. The total value of the awards using a grant date price of $0.22 per share for 600,000 shares and $0.16 for 300,000 shares is $180,000, of which $86,000 was expensed in the six months ended May 31, 2009 and the rest is being expensed over a two year vesting period. The 2008 Plan permits withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares are considered as treasury stock and are available to be re-issued under the 2008 Plan.

Recent Developments

CLST Asset I

On November 10, 2008, the Board unanimously approved the acquisition of all of the outstanding equity interest of the FCC Investment Trust I (the “Trust”) from Drawbridge Special Opportunities Fund LP through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries.  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a $34.9 million non-recourse term loan from Fortress Credit Co LLC (“Fortress”), an affiliate of the seller. The primary business of the Trust is to hold and collect certain receivables.  We are now responsible for the collection of the consumer notes receivables of the Trust.

CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the purchase agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE, LLC and SSPE Investment Trust I, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”), Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter of 2009, when Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million. These receivables represent primarily home improvement loans originated through First Consumer Credit, LLC (“FCC”), the service provider of CLST Asset I.

During the second quarter of 2009 we were notified by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced. Although, we believe our $15 million aggregate availability under the revolving facility is not impacted, we have elected to stop purchasing newly originated loans at this time.  Since the credit facility term ends in 2010, there can be no assurance that it will be renewed. Therefore, we are currently evaluating options, which include ceasing all purchases under this facility or seeking alternate credit facilities.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, LLC (the “CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Fair Purchase Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Fair Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354, consisting of cash, common stock of the Company and six promissory notes. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. The implementation of those procedures required several meetings with the servicer and was not fully complete in the second quarter of 2009. We expect the reporting, collection and other procedures contemplated in our agreements with the servicer to be fully implemented during the third quarter of 2009 and do not foresee any difficulties in doing so.  Fair is the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham.

Foreign Subsidiaries

During  the second quarter of 2009 we made progress under our plan of dissolution by dissolving additional foreign entities. We completed the dissolution of our subsidiary in Guatemala. In the Philippines, we obtained a formal Entry of Judgment in one longstanding lawsuit and are nearing receipt of formal court approval for the resolution of another longstanding lawsuit. Once these lawsuits are resolved, we anticipate dissolving our Philippines subsidiary as soon as possible. We also obtained a final determination from the taxing authority that no taxes are owed on a 2004 transaction.  In the Netherlands, we commenced the final audits that are required to complete the dissolution process.

Colombia

During the second quarter of 2009 we completed the collection of the previously written-off receivable from the 2004 sale of our Colombia operations.  During this quarter we collected $61,000, representing the final payment of the original note amount of $720,869. The note had been fully reserved and the payment received was recorded in general and administrative expenses. We are now in the process of releasing the 19% interest that we retained in the Colombia operation, per the terms of the purchase agreement.

Results of Operations

The Company reported a net loss of $1.2 million or $0.05 per diluted share, for the second quarter of 2009, compared to a net loss of $0.4 million, or $0.02 per diluted share for the same quarter last year. The increase is primarily attributable to the costs of the portfolio acquisitions and related start up costs and the cost incurred in connection with the Federal Court Action and State Court Action.

The following tables show certain information for the three and six months ended May 31, 2009 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.

	CLST Asset I		CLST Asset II		CLST Asset III

Collections:
Three months ended May 31, 2009	$3.1	million	$1.1	million	$0.9	million
Six months ended May 31, 2009	$6.2	million	$1.6	million	$1.1	million

Aggregate Outstanding Principal
Balance of Receivables	$37.5	million	$8.3	million	$2.7	million

Reserves	$1.4	million	$—		$0.2	million

Unamortized Purchase Discounts	$0.6	million	$0.7	million	$0.1	million

Other Receivables	$0.1	million	$—		$0.8	million

Net Receivables	$35.6	million	$7.6	million	$3.2	million

Non-intercompany Loans	$30.5	million	$5.7	million	$0.7	million
Outstanding

Approximate Number of Customer Accounts	5,481		1,086		2,226

Average Outstanding Principal	$6,847		$7,645		$1,120
Balance per Account

Income from Operations
Three months ended May 31, 2009	$0.1	million	$0.3	million	$0.1	million
Six months ended May 31, 2009	$0.2	million	$0.3	million	$0.1	million

Remittance Received:
Three months ended May 31, 2009	$0.6	million*	$0.8	million	$1.0	million**
Six months ended May 31, 2009	$1.4	million*	$0.8	million	$1.0	million**

* Includes $0.2 million for May remittances received subsequent to quarter end.

** Includes $0.6 millon received subsequent to quarter end.

Three Months Ended May 31, 2009, Compared to Three Months Ended May 31, 2008

Consolidated

Revenues.   Revenues for the second quarter of 2009 were $1.8 million compared to zero in 2008.  The second quarter of 2009 results reflected interest and other charges from CLST Asset I of $1.3 million, CLST Asset II of $0.4 million and CLST Asset III of $0.1 million.  There were no revenues recorded in the second quarter of 2008.

Loan Servicing Fees. Loan servicing fees for the second quarter of 2009 were $76,000.  There were no loan servicing fees recorded in the second quarter of 2008. We do not incur additional servicing fees with respect to CLST Asset III other than the initial cost of acquiring the portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts for the second quarter of 2009 were $600,000, reflecting accounts greater than 120 days past due in CLST Asset I.  CLST Asset II and CLST Asset III had no provision for doubtful accounts as CLST Asset II had no accounts greater than 120 days past due and any defaulted receivables under CLST Asset III were offset per the requirement that the sellers must jointly and severally pay CLST Asset III the outstanding balance of any defaulted receivable, within the parameters of the Fair Purchase Agreement.  We did not make a provision for doubtful accounts in the second quarter of 2008.

Interest Expense. Interest expense for the second quarter of 2009 was $546,000 compared to zero in the second quarter of 2008.

General and Administrative Expenses.   Our general and administrative expenses were $1.7 million for the second quarter of 2009 compared to $0.5 million for the second quarter of 2008. Our legal and professional expenses during the second quarter of 2009 were $1.0 million, primarily due to legal and professional fees related to the Federal Court Action and the State Court Action, including amounts paid on behalf of our directors, and the pursuit of claims against Wireless Solutions in connection with the Mexico Sale.  We believe that Wireless Solutions owes us amounts relating to the sale of our interest in CII in connection with the Mexico Sale.  Therefore, we are pursuing claims against the buyers from the Mexico Sale in an ICC arbitration proceeding, which is currently scheduled for October 2009.  We believe we are owed up to $1.7 million from the Mexico Sale.  In addition in 2008, general and administrative expenses were favorably impacted by a one time insurance refund of $141,000 and a $114,000 payroll settlement adjustment related to the settlement of a claim for breach of employment agreement made by Sherrian Gunn.

Net Operating Loss.  The net operating loss for the second quarter of 2009 was a loss of $1.0 million compared to $511,000 for the second quarter of 2008.  The second quarter of 2009 includes $1.0 million of legal and professional fees, primarily due to legal and professional fees related to the Federal Court Action and the State Court Action, including amounts paid on behalf of our directors, and the pursuit of claims against Wireless Solutions in connection with the Mexico Sale.  Our three portfolios had a significant effect on the quarter as CLST Assets I, II and III generated a total of $530,000 of operating income.

Total Other Income.  Our total other income for the second quarter of 2009 was $6,000, compared to $87,000 for the second quarter 2008. Virtually all of our other income is interest earned on our cash balance, and the decrease is a result of lower interest rates due to the current U.S. economic crisis and lower cash balances.

Income taxes.  The Company recorded tax benefit of $6,000 for the second quarter of 2009 compared to zero for 2008, which includes the impact of continuing and discontinued operations.

Net Loss.  Net loss for the second quarter of 2009 was $1.2 million compared to $0.4 million for the same quarter in 2008, as interest earned on our cash last year generated $87,000 of interest income.  The increase is primarily attributable to the costs of the portfolio acquisitions and related start up costs and the cost incurred in connection with the Federal Court Action and State Court Action.

CLST Asset I

The Trust’s collections for the second quarter of 2009 were approximately $3.1 million, representing $1.8 million of principal payments and $1.3 million of interest and other charges.  As of May 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $36.1 million, which represents 88% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,481 customer accounts, with an average outstanding principal balance per account of approximately $6,847 and an average FICO score of 655.  The average interest rate for these accounts was 14.4%.  Total assets of the Trust at the end of the quarter net of reserves were $36.2 million, excluding certain accrued interest and deferred cost.

For the second quarter of 2009, the Trust reported $93,000 of net operating profit.  Total revenues for the second quarter of 2009 were approximately $1.3 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.2 million, which included $0.6 million provision for doubtful accounts, $0.45 million of interest expense to Fortress, our lender, and $0.13 million of servicing expense to FCC.

CLST Asset II

Trust II had collections of approximately $1.1 million during the second quarter of 2009, reflecting principal payments of $892,000 and interest and other fees of $245,000.  For the quarter, revenues were $328,000, resulting in a net operating profit of $305,000.  The results benefited from an adjustment to origination costs of $95,000.  There were no defaults recorded during the quarter as we did not have any accounts past due greater than 120 days.  Interest expense under the credit facility was $67,000 while our servicing costs were $30,000.

For the second quarter of 2009, Trust II purchased $3.8 million of receivables at a purchase discount averaging about 10%.  The purchases were financed with borrowings under the credit facility of $2.4 million, purchase discounts of $354,000, and the remainder with Company cash.  The average interest rate on the notes is 15.3% and when the unamortized purchase discounts are applied, we expect that the calculated leveraged yield would be greater than 30%.  Nearly 68% of the purchases had customer FICO scores of 680 or higher with the average score being 679.

During the quarter, Trust II received remittances of $791,000 after paying down the credit facility by $349,000.  As of May 31, 2009, Trust II had $8.3 million of receivables and an outstanding balance on the credit line of over $5.7 million.

CLST Asset III

Collections for the second quarter of 2009 were $903,000, representing $787,000 of principal and $116,000 of interest and fees.  For the quarter, CLST Asset III also recorded revenues of $121,000 reflecting interest and other fees collected from customers.  Also for the quarter, CLST Asset III reported net operating income of $111,000.  Defaults of $146,000 during the quarter were applied to the notes payable to the seller per our purchase agreement.

For the second quarter of 2009, we have received $1.0 million of cash remittances from Fair.  The April 2009 cash remittances totaling $305,000 were remitted in early June 2009. As of May 31, 2009, our outstanding balance of receivables was $2.5 million, representing in excess of 2,200 accounts.  The average principal balance per account was approximately $1,120.

Six Months Ended May 31, 2009, Compared to Six Months Ended May 31, 2008

Consolidated

Revenues.   Our revenues for the six months ended May 31, 2009 were $3.4 million compared to zero in 2008. The results for 2009 reflected interest and other charges from CLST Asset I of $2.8 million, CLST Asset II of $0.5 million and CLST Asset III of $0.1 million.  There were no revenues recorded in the first six months of 2008.

Loan Servicing Fees. Loan servicing fees for the six months ended May 31, 2009 were $386,000. There were no loan servicing fees recorded in the first six months of 2008. We do not incur additional servicing fees with respect to CLST Asset III other than the initial cost of acquiring the portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts for the six months ended May 31, 2009 were $1.3 million, all of which was attributable to CLST Asset I.  We had no provision for doubtful accounts for the same period of 2008.

Interest Expense. Interest expense for the six months ended May 31, 2009 was $1.1 million under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. We had no interest expense for the same period of 2008.

General and Administrative Expenses.   Our general and administrative expenses were $2.3 million for the six months ended May 31, 2009 compared to $1.0 million for the six months ended May 31, 2008. The increase in expenses in 2009 is primarily due to legal and professional fees related to the Federal Court Action and the State Court Action, including amounts advanced to our directors, and the pursuit of claims against Wireless Solutions in connection with the Mexico Sale. See also the discussion above under “Three Months Ended May 31, 2009, Compared to Three Months Ended May 31, 2008 — General and Administrative Expenses.”

Total Other Income.  Our total other income for the six months ended May 31, 2009 was $9,000, compared to $220,000 for the same period in 2008. Virtually all of our other income is interest earned on our cash balance, and the decrease is a result of lower interest rates due to the current U.S. economic crisis and lower cash balances.

Income taxes.  The Company recorded a tax expense of $8,000 for the six months ended May 31, 2009 compared to a benefit of $5,000 for 2008, which includes the impact of continuing and discontinued operations.

Discontinued Operations. We had no income from discontinued operations for the six months ended May 31, 2009 and $10,000, net of taxes, in 2008.  As discussed in Note 2 to the Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we sold our operations in the U.S., Miami, Mexico and Chile.

CLST Asset I

For the six months ended May 31, 2009, collections for Trust I were $6.2 million, representing $3.4 million of principal payments and $2.8 million of interest and payments and other charges.   As of May 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $36.1 million, which represents 88% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,481 customer accounts, with an average outstanding principal balance per account of approximately $6,847 and an average FICO score of 655.  The average interest rate for these accounts was 14.4%.  Total assets of the Trust at May 31, 2009 net of reserves were $36.2 million, excluding certain accrued interest and deferred cost.

For the six months ended May 31, 2009, the Trust reported $190,000 of net operating income.  Total revenues for the period were approximately $2.8 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the period were $2.6 million, which included $1.3 million provision for doubtful accounts, $946,000 of interest expense to Fortress, our lender, and $309,000 of servicing expense to FCC.

CLST Asset II

Year to date collections for Trust II were $1.6 million representing $1.3 million of principal payments and $330,000 of interest and other charges.  Revenues for Trust II were $439,000 and net operating income was $246,000 for the year to date.  We have not provided any reserves for doubtful accounts as we do not have any past due accounts greater than 120 days.  Interest expense under the credit facility was $96,000 and loan servicing fees were $78,000 year to date.

For the year, Trust II has purchased $9.6 million of customer receivables at purchase discounts averaging 9%.  The highest discount has been 14.5% and the lowest has been 6%.  The purchases have been financed with borrowings under the credit facility of $6,374,000, purchase discounts of $831,000 and the balance from Company cash.  The average interest rate to date is 15.3% and the calculated leveraged yield when the purchase discount is taken into effect is greater than 30%.

For the six months ended May 31, 2009, Trust II has received remittances of $791,000 after paying down the credit facility of $635,000.

CLST Asset III

For the six months ended May 31, 2009, collections for CLST Asset III were $1.1 million, representing $1.0 million of principal and $140,000 of interest and other fees.  The April 2009 cash remittances totaling $305,000 were remitted in early June 2009. Total revenue for the year was $149,000 with net operating income of $137,000.  We incurred $12,000 of interest expense related to the sellers notes delivered as part of the purchase price.  Year to date defaults of $170,000 have been applied to the sellers notes per our agreement, reducing the principal owed under those notes.

Liquidity and Capital Resources

As of May 31, 2009, we had cash and cash equivalents of approximately $5.9 million, down from $9.8 million at November 30, 2008. Historically we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits.  All of our cash deposits are in accounts that are federally insured. To date, we have financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our Common Stock, and we expect that any future portfolio acquisition would be financed with cash on hand and cash from operations, non-recourse debt and additional issuance of our Common Stock.

Our three portfolios are now a source of additional funds as we are receiving remittances from collections of accounts less associated expenses.  The following table reflects the cash remittances received for the three and six months ended May 31, 2009.

	(in millions)
	CLST Asset I		CLST Asset II	CLST Asset III

Three months ended May 31, 2009	$0.6	*	$0.8	$1.0	**

Six months ended May 31, 2009	$1.4	*	$0.8	$1.0	**

* Includes $0.2 million for May remittances received subsequent to quarter end.

** Includes $0.6 millon received subsequent to quarter end.

Operating Activities. The net cash used in operating activities for the six months ended May 31, 2009 was $0.8 million compared to cash received of $4.6 million for the same period in 2008. The primary reason for this decrease was the collection of $4.7 million of accounts receivable from Brightpoint (the purchaser of our U.S. and Miami operations) in 2008 and increased operating expenses in 2009 related to the cost incurred in connection with the Federal Court Action and State Court Action offset in part by portfolio interest collections during 2009.

Investing Activities. The net cash provided by investing activities for the six months ended May 31, 2009 was $1.5 million compared to cash used in 2008 of  $3,000. The increase from 2008 to 2009 is primarily a result of the collection of portfolio principal of $5.7 million during the six months ended May 31, 2009 offset in part by (i) cash of $4.0 million used to fund the acquisitions of CLST Asset II and CLST Asset III portfolios and (ii) $0.2 million in acquisition costs during the six months ended May 31, 2009.

Financing Activities. The net cash used in financing activities for the six months ended May 31, 2009 was $4.5 million compared to zero for the same period in 2008.  The cash used in financing activities in 2009 was used to reduce the outstanding debt principal balance under both the Trust Credit Agreement and Trust II Credit Agreement.

Liquidity Sources.

CLST Asset I.  Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to the Trust by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, Fortress, as the lender, FCC Finance, LLC, as the initial servicer, and various other parties (the “Trust Credit Agreement”). The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust Credit Agreement). The obligations under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust, including portfolio collections.

An event of default occurs under the Trust Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the second quarter of 2009, these default rates were 5.14% and 6.34%, respectively.

As of May 31, 2009, the outstanding balance of our term loan was $30.5 million, representing 87.5% of our original balance. We have retired approximately $4.4 million of our obligation to Fortress, and we have paid $946,000 in interest expense, all from customer collections. Total liabilities of the Trust as of May 31, 2009 were $63.7 million, which includes $5.6 million of intercompany payables and deferred revenue of $0.6 million, representing the remaining purchase discount from the original principal.

During the six months ended May 31, 2009 CLST Asset I generated $919,000 of net cash with an additional $121,000 received in June 2009. This amount brings our net cash generated for the six months ended May 31, 2009 to $1,040,000, net of all expenses and required payments to Fortress. Under the terms of the Trust Credit Agreement, the net cash proceeds in any particular month are remitted to the Company on or about the 20th of the following month. The $919,000 of net proceeds recorded for the six months ended May 31, 2009, relate to the activities of November 2008 through April 2009.  May 2009 net cash proceeds of $121,000 were remitted on June 22, 2009.

CLST Asset II. The Trust II has become a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement. The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount. The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.

An event of default occurs under the Trust II Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables. As of May 31, 2009, there were no defaulted receivables.

As of May 31, 2009, Trust II had an outstanding loan to Fortress Corp. in the amount of $5.7 million and intercompany account payable of $1.9 million, the proceeds of which were used to fund in part Trust II’s purchase of $9.6 million of the customer accounts receivable.  Deferred revenue as of the end of the quarter was $0.7 million, representing the purchase discounts related to the purchased receivables.

CLST Asset III. The consideration paid by CLST Asset III in return for assets acquired under the Fair Purchase Agreement, was financed in part by the issuance of common stock and promissory notes to the sellers.  We issued    2,496,077 shares of our common stock at a price of $0.36 per share.  In addition, we issued the sellers six promissory notes with an aggregate original stated principal amount of $898,588 (the “Notes”), of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran. The Notes are full-recourse with respect to CLST Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”)  are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

Fair has remitted $707,000 to the Company, reflecting cash received from customers for the months of February, March and April 2009.  The April 2009 cash remittances totaling $305,000 were remitted in early June 2009. Per our agreement, we paid the sellers the scheduled note payments, which amounted to $72,000.  The remaining obligation to the sellers, as of May 31, 2009, was $668,000 after the scheduled payment was made, interest was accrued and defaulted receivables were recorded.

The following table presents the aging of the receivables held by CLST Asset III at May 31, 2009:

Receivables Aging (Principal)	Principal Balance ($)	% of Total

Current 0-30 Days	2,270,991.11	91.09%

31 - 60 Days	95,269.89	3.82%

61 - 90 Days	90,831.05	3.64%

91 - 120 Days	20,634.95	0.83%

120+ Days	15,551.46	0.62%

Total:	$2,493,278.46	100%

Contractual Obligations. We have an agreement with one employee to assist with the final wind down of our historic business. Under the agreement, the employee is to receive base salary as well as a bonus upon the completion of certain objectives during the liquidation process. The maximum payment remaining under this agreement at May 31, 2009 is $40,000, and we expect to pay this amount out of our available cash.  If we abandon our plan of dissolution, our obligations to this employee will continue.

Included in accounts payable at May 31, 2009, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier. The Company now believes it has a variety of defenses to some or all these liabilities, including defenses based upon the running of statutes of limitations. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. In addition, the Company has contacted the vendor in question several times during the second quarter of 2009 regarding this matter with no results. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at May 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009, continue to exist.

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

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC (“Red Oak Partners”), and David Sandberg (the “Federal Court Action”).  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg have engaged in numerous violations of federal securities laws in making purchases of our Common Stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them.  According to a Schedule 13D filed by David Sandberg, Red Oak Partners, LLC and certain other reporting persons on February 18, 2009, Red Oak Partners beneficially owns 4,561,554 shares of the Company’s Common Stock representing approximately 19.0% of the Company’s outstanding Common Stock.

On March 2, 2009, Red Oak Partners, LLC, Pinnacle Fund, LLP, Bear Market Opportunity Fund, L.P., and Jeffrey S. Jones filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; award compensatory and punitive damages; remove Messrs. Kaiser, Durham and Tornek from the Board; and hold an annual meeting of stockholders, or to appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the Federal Court Action against defendants Red Oak Fund, L.P., Red Oak Partners, LLC, David Sandberg, Pinnacle Partners, LLC, Pinnacle Fund, LLP, and Bear Market Opportunity Fund, L.P. alleging the same and other violations of federal securities laws.  Through this lawsuit, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws.  Also on April 6, 2009, because, among other reasons, we do not expect the litigation, which bears directly upon our annual meeting of stockholders, to be resolved for some months, our Board postponed the annual meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

On April 30, 2009, Red Oak Partners, LLC, Pinnacle Fund, LLP, Bear Market Opportunity Fund, L.P., and Jeffrey S. Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition seeks to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, Red Oak Partners, LLC, Pinnacle Fund, LLP, Red Oak Fund, LP, and Jeffrey S. Jones amended their petition in the State Court Action to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.  Discovery is ongoing in both the Federal Court Action and State Court Action.

The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or if a settlement agreement is entered into that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

Item 1A.   Risk Factors

For other risk factors, please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009.

We are subject to certain default provisions under our loan agreements related to the acquisitions by CLST Asset I and CLST Asset II that may be triggered by events over which we have no control; furthermore, the credit facility that CLST Asset II currently has access to has been reduced and will expire in September 2010.

CLST Asset I

The loan obligations of the Trust under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust, including portfolio collections. The loan is a non-recourse term loan.  The Trust Credit Agreement contains customary covenants and events of default for facilities of its type, including among other things, limitations on the delinquent accounts rate and default rates of the notes receivable accounts, as more fully described in Footnote 4 of the notes to the consolidated financial statements.  A copy of the Trust Credit Agreement was filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2008, as amended to date.

If an event of default occurs under the Trust Credit Agreement, whether or not the default is material to the loan as a whole, the lender has various remedies, including among other things, raising the interest rate payable on the loan and accelerating all of the Trust’s obligations under the Trust Credit Agreement, which would cause the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

In addition, the Company has no control over the delinquency or default rates of the notes receivable accounts now held by the Trust. An event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the second quarter of 2009, these default rates were 5.14% and 6.34%, respectively. There can be no assurance that the delinquency or default rates of such accounts will not result in an event of default for the Trust, which would allow the lender to, among other things, raise the interest rate payable on the loan, accelerate all of the Trust’s obligations under the Trust Credit Agreement, and sell all the assets of the Trust to satisfy the amounts due.

CLST Asset II

Trust II is a party to a non-recourse, revolving loan agreement between Trust II, Summit, SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Corp., as the lender, and Summit Alternative Investments, LLC, as the initial servicer, pursuant to which Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million during the six months ended May 31, 2009.  In conjunction with this loan agreement, Trust II borrowed $3.7 million to purchase the consumer receivables and became a co-borrower under a $50 million revolving credit agreement  (the “Trust II Credit Agreement”) that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility. A copy of the Trust II Credit Agreement was filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, as amended to date.

Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables.

During the second quarter of 2009, we were notified by Summit that the revolving commitment under the Trust II Credit Agreement had been reduced. Although, we believe our $15 million aggregate availability under the revolving facility is not impacted, we have elected to stop purchasing newly originated loans from Summit at this time.  There can be no assurance that the amount of the loan will not be further reduced at any time, which could restrict our ability to purchase additional consumer loans in the future.  In addition, the Trust II Credit Agreement expires in September 2010. As of May 31, 2009, Trust II had an outstanding balance of approximately $5.7 million.  If the revolving facility is not renewed or extended, we will need to find alternate credit facilities or use existing cash to pay off the outstanding balance under the Trust II Credit Agreement at that time.

The Trust II Credit Agreement contains customary covenants and events of default for facilities of its type, including among other things, limitations on the delinquent accounts rate and default rates of the consumer receivable accounts, as more fully described in Footnote 4 of the notes to the consolidated financial statements.  If an event of default occurs, whether or not the default is material to the loan as a whole, the lender has various remedies, including among other things, raising the interest rate payable on the loan and accelerating all of Trust II’s obligations under the Trust II Credit Agreement, which would cause the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

Furthermore, the Company has no control over the delinquency or default rates of the consumer receivable accounts that the Trust II acquires.  An event of default occurs if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables. As of May 31, 2009, there were no defaulted receivables. There can be no assurance that these delinquency or default rates will not result in an event of default for Trust II, which would allow the lender to, among other things, raise the interest rate payable on the loan, accelerate all of Trust II’s obligations under the Trust II Credit Agreement, and sell all the assets of Trust II to satisfy the amounts due.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock for no cash consideration to David Tornek, pursuant to the Company’s 2008 Long Term Incentive Plan, in connection with his appointment as a director. The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the second quarter of 2009.

Item 5.   Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description	Previously filed as an Exhibit and Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

4.1	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Previously filed as an exhibit to a Form 8-A filed with the Securities and Exchange Commission on February 13, 2009, and incorporated herein by reference.

4.2	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009, and incorporated herein by reference.

10.1†	Form of Restricted Stock Award Agreement under the CLST Holdings, Inc. 2008 Long Term Incentive Plan.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2008 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

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

July 14, 2009