Form 10-Q
period 2009-08-31
CLST HOLDINGS, INC.
filed 2009-10-15
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

On October 14, 2009, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	August 31,	November 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,670	$9,754
Notes receivable, net - current	7,653	8,698
Accounts receivable - other	815	893
Prepaid expenses and other current assets	168	177
Total current assets	14,306	19,522
Notes receivable, net - long-term	34,940	31,547
Property and equipment, net	8	12
Deferred income taxes	4,786	4,786
Other assets	966	863
	$55,006	$56,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable - current	$7,330	$7,436
Notes payable - related parties	365	—
Accounts payable	14,354	14,512
Income taxes payable	82	207
Accrued expenses	567	473
Total current liabilities	22,698	22,628

Loans payable - long term	26,588	26,902
Notes payable - related parties	311	—
Total liabilities	49,597	49,530

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,583,306 and 21,187,229 shares issued, respectively, and 23,949,282 and 20,553,205 shares outstanding, respectively	246	212
Additional paid-in capital	126,999	126,034
Accumulated other comprehensive income—foreign currency translation adjustments	217	217
Accumulated deficit	(120,406)	(117,616)
	7,056	8,847
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	5,409	7,200
	$55,006	$56,730

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended August 31, 2009 and 2008

(unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008
Revenues:
Interest income	$1,655	$—	$4,830	$—
Other	102	—	335	—
Total revenues	1,757	—	5,165	—

Loan servicing fees	231	—	613	—
Trust administrative fees	4	—	8	—
Provision for doubtful accounts	654	—	1,957	—
Interest expense	508	—	1,590	—
General and administrative expenses	1,517	433	3,780	1,402
Operating loss	(1,157)	(433)	(2,783)	(1,402)

Other income (expense):
Other, net	1	110	10	331
Total other income	1	110	10	331
Loss from continuing operations before income taxes	(1,156)	(323)	(2,773)	(1,071)
Income tax expense (benefit)	9	—	17	(5)
Loss from continuing operations, net of taxes	(1,165)	(323)	(2,790)	(1,066)
Discontinued operations, net of taxes of $5 for 2008	—	—	—	10
Net loss	$(1,165)	$(323)	$(2,790)	$(1,056)
Net loss per share:
Basic and diluted:
Loss from continuing operations, net of taxes	$(0.05)	$(0.02)	$(0.12)	$(0.05)
Discontinued operations, net of taxes	—	—	—	—
Net loss per share	$(0.05)	$(0.02)	$(0.12)	$(0.05)

Weighted average number of shares:
Basic and diluted	23,349	20,553	22,662	20,553

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended August 31, 2009 and 2008

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income	deficit	Total

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,790)	(2,790)
Total comprehensive loss								(2,790)
Grant of restricted stock	1,200	12	—	—	(12)	—	—	—
Cancellation of restricted stock	(300)	(3)			3	—	—	—
Amortization of restricted stock	—	—	—	—	100	—	—	100
Stock issuance for notes receivable	2,496	25	—	—	874			899
Balance at August 31, 2009	24,583	$246	(634)	$(1,647)	$126,999	$217	$(120,406)	$5,409

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,056)	(1,056)
Total comprehensive loss								(1,056)

Balance at August 31, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,009)	$7,807

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2009 and 2008

(Unaudited)

(In thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(2,790)	$(1,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	100	—
Provision for doubtful accounts	1,957	—
Depreciation	4	1
Non-cash interest expense	81	—
Amortization of notes receivable acquisition costs	81	—
Changes in operating assets and liabilities:
Accounts receivable - other	(258)	5,309
Prepaid expenses and other current assets	9	346
Other assets	(185)	373
Accounts payable	(158)	(32)
Income taxes payable	(125)	—
Accrued expenses	94	(581)
Net cash provided by (used in) operating activities	(1,190)	4,360

Cash flows from investing activities:
Purchases of property and equipment	—	(10)
Notes receivable collections	8,137	—
Acquisition of notes receivable	(4,028)	—
Additions to notes receivable acquisition costs	(155)	—
Net cash provided by (used in) investing activities	3,954	(10)

Cash flows from financing activities:
Payments on notes payable	(6,848)	—
Net cash used in financing activities	(6,848)	—

Net increase (decrease) in cash and cash equivalents	(4,084)	4,350
Cash and cash equivalents at beginning of period	9,754	11,799
Cash and cash equivalents at end of period	$5,670	$16,149

Non-Cash Investing and Financing Activities:
Acquisition of notes receivable for common stock	$899	$—
Acquisition of notes receivable for debt	$7,273	$—
Acquisition of notes receivable for accounts receivable, other	$336	$—
Returned notes receivable in exchange for reduction of debt	$170	$—

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

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I, and on December 12, 2008 we purchased certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I and SSPE, LLC. On February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board of Directors (the “Board”) believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of these assets, if properly marketed, within the timeframe necessary to complete the winding down of the Company prior to final dissolution of the Company.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions. (See footnote 2.)

(b)   Notes Receivable

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions, and industry conditions. Actual results could differ from those estimates. The Company will establish an allowance for doubtful accounts for all receivables. The allowance will be based on “defaulted” receivables as defined in the Company’s financing arrangements. Under those arrangements, a defaulted receivable is one where the customer has not made a payment for the most recent 120 day period. Under such circumstances, the remaining balance will not be allowed in the borrowing base which helps determine the amount of allowed borrowings. On a quarterly basis, the Company will adjust the allowance for doubtful accounts to a minimum amount equal to the defaulted receivables. The Company may from time to time make additional increases to the allowance based on business circumstances. Once the note receivable is in default, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a non-default status, then the Company will resume accruing interest on the note receivable. The majority of the notes receivable have collateral in various forms, which may include a second lien position on the borrower’s home or property.

(c) Revenue Recognition

Revenues consist of interest earned, late fees and other miscellaneous charges. Revenues are not accrued on accounts over 120 days without payment activity, unless payment activity resumes.

(d) Discounts and Deferred Costs

We have recorded assets related to purchase discounts on certain notes receivables, deferred acquisition costs related to the purchase of certain notes receivables and deferred loan costs associated with certain Company obligations. Both the purchase discounts and the deferred acquisition cost are amortized over the remaining principal balance of the notes receivable and are recorded as revenue and contra revenue, respectively. The deferred loan costs are amortized over the remaining outstanding balance of the Company obligation and are recorded in operating interest expense. Any prepayment of the balances by either the Company or our customers would be recognized in the period of prepayment.

(2) Discontinued Operations

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K filed on March 2, 2009.

The results of discontinued operations for U.S., Miami, Mexico and Chile for the three and nine months ended August 31, 2009 and 2008 are as follows (in thousands):

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

(3) Stock-Based Compensation

On December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan. Effective September 11, 2009, the Board amended and restated the 2008 Long Term Incentive Plan to decrease the number of shares of common stock of the Company that may be issued under the 2008 Long Term Incentive Plan from 20,000,000 to 2,000,000. The following is a brief description of the material terms of the 2008 Long Term Incentive Plan:

•      The plan is administered by the Board of the Company.

•      The plan permits the grant of restricted stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries.

•      The aggregate number of shares of Common Stock of the Company that may be issued under the plan is 2,000,000 shares.

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

For the three and nine months ended August 31, 2009, the Company recognized $14,000 and $100,000, respectively, of expense related to the restricted stock grants.

(4) Acquisition of new business

(a)   CLST Asset I

On November 10, 2008, we, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (the “Trust”) from a third party for approximately $41.0 million (the “Trust Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, the lender, FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust Credit Agreement”). The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

The repayment terms on the accounts are standardized, but are dependent on the form of agreement used by the originator.  Customers are required to make monthly payments until the loans are paid in full. At the time of purchase of the CLST Asset I portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. Substantially all of the assets to be acquired by the Trust will consist of a portfolio of home improvement consumer receivables, some of which are collateralized or otherwise secured by interests in real estate. We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances. At the same time, we will continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of dissolution or continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of the Trust, if properly marketed, within the timeframe necessary to complete the winding down of the Company prior to final dissolution of the Company.

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit. As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900. As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%. We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust Purchase Agreement. To date there has not been a determination that any receivables did not meet the eligibility requirements set out in the purchase agreement.

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

The purchase price of $41 million consisted of the following:

•      cash paid to the sellers in the amount of $6.1 million; and

•      debt financing of $34.9 million.

The following unaudited pro forma information presents the results of operations of the Trust and the Company for the three and nine months ended August 31, 2008, as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are not comparable to our historical financial information and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

(unaudited, in thousands, except per share data)

	Pro forma
	Three months	Nine months
	ended	ended
	August 31,	August 31,
	2008	2008
Revenues
Interest income	$2,111	$6,333
Other	7	21
Total revenues	2,118	6,354

Loan servicing fees	21	63
Management fees	249	747
Interest expense	1,237	3,711
General and administrative expenses	564	1,795
Operating income	47	38

Other expense:
Realized loss on sale of assets	(1,071)	(3,213)
Other, net	110	331
Total other expenses	(961)	(2,882)
Loss from continuing operations before income taxes	(914)	(2,844)
Income tax expense (benefit)	—	(5)
Loss from continuing operations, net of taxes	(914)	(2,839)
Discontinued operations, net of taxes of $5	—	10
Net income (loss)	$(914)	$(2,829)
Net income (loss) per share:

Basic and diluted:
Net income (loss) per share	$(0.04)	$(0.14)
Weighted average number of shares:
Basic and diluted	20,553	20,553

The pro forma information is unaudited and includes the use of estimates. Readers of these financial statements should understand that the historical financials of the Trust are not representative of the Trust as of November 10, 2008. Historical notes receivable were materially greater in the past than as of our purchase date. Certain realized losses have been recorded prior to our purchase, which have a material impact to the pro forma results. In addition, the historical revenues and expenses may be materially different than those in future periods due to differences in the number of notes receivable.

(b)   CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”). Our Board unanimously approved the transaction. We have fulfilled our original commitment to purchase from the sellers receivables of at least $2 million pursuant to the Trust II Purchase Agreement. We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009. We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Purchase Agreement. To date there has not been a determination that any receivables did not meet the eligibility requirements set out in the purchase agreement.

These receivables represent primarily home improvement loans originated through FCC Finance, LLC (“FCC”), the service provider of CLST Asset I. The loans represent new originations with an average term of 9 years. Since these are new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680, with a portfolio average of 676. As of June 2009, the Company is no longer originating new loans under the credit agreement.

The purchases of receivables by the Trust II from the sellers under the Trust II Purchase Agreement and other approved sellers or dealers will be financed by cash on hand and by advances under a non-recourse, revolving facility provided by a third party lender. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement. The Trust II has become a co-borrower under that facility and has pledged its assets to secure performance by the borrowers thereunder. The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50,000,000. Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II. With the consent of its co-borrowers, the Trust II may utilize more than $15,000,000 of the aggregate availability under the revolving facility. Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. The terms and conditions of the revolver are set forth in the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, FCC, the originator, SSPE Investment Trust I and SSPE, LLC, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Credit Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian (the “Trust II Credit Agreement”) and the letter agreement, effective as of December 10, 2008, among the Trust II, Financo, the originator, the co-borrowers, the initial servicer, and the guarantor (the “Letter Agreement”). Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables (“Maximum Advance”).

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

The Trust II Credit Agreement provides the material terms and conditions for the services to be performed by the servicer. In return, the Trust II pays the servicer a monthly servicing fee equal to an annual rate of 1.5% of the then aggregate outstanding principal balance of the receivables and a 2% loan origination fee on each new loan originated.

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

During the nine months ended August 31, 2009, Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million. These receivables represent primarily home improvement loans originated through FCC Finance, LLC (“FCC”), the service provider of CLST Asset I.  Trust II borrowed $6.4 million utilizing the revolving facility.

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

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Fair Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%.  The sellers are required to repurchase any accounts, for the outstanding balance (at the time of repurchase) of such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Fair Purchase Agreement.  Additionally, each of the sellers is required to jointly and severally pay CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, the outstanding balance of any receivable that becomes a defaulted receivable within the parameters of the Fair Purchase Agreement. For the nine months ended August 31, 2009, $170,000 of defaulted receivables has been applied to the sellers’ note.

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

(5) Net Loss Per Share

Options to purchase 0.1 million shares of Common Stock for the three and nine months ended August 31, 2009 and 2008, were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price.  Restricted Stock of 0.6 million shares were not included in the computation of diluted earnings per share for the three and nine months ended August 31, 2009, because their inclusion would have been anti-dilutive as the Company had a net loss.

(6)  Fair Value Measurements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“Staff Position”). The Staff Position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Staff Position is effective for interim reporting periods ending after June 15, 2009.

The carrying amounts of accounts receivable, accounts payable and accrued liabilities as of August 31, 2009 and 2008 approximate fair value due to the short maturity of these instruments.  The carrying value of notes receivable and notes payable also approximate fair value since these instruments bear market rates of interest.

(7) Commitments and Contingencies

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg (the “Federal Court Action”).  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg have engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them. We believe the Red Oak Group violated federal securities laws as follows:

(i)            violating Rule 14(e)-5 of the Exchange Act by not truly abandoning its tender offer and instead directly or indirectly purchasing or arranging to purchase shares not in connection with its tender offer and without complying with the procedural, disclosure and anti-fraud requirements applicable to tender offers regulated under Section 14 of the Exchange Act;

(ii)           violating Exchange Act Rule 14d-5(f) by failing to return the Company’s stockholder list, which we provided to Red Oak upon its request, and by using such list for a purpose other than in connection with the dissemination of tender offer materials in connection with its tender offer;

(iii)          violating Exchange Act Rule 14(d)-10 by purchasing shares pursuant to its tender offer at varying prices rather than paying consideration for securities tendered in the tender offer at the highest consideration paid to any stockholder for securities tendered; and

(iv)          violating Section 13(d) of the Exchange Act by not timely filing a Schedule 13D and disclosing the information required therein.

According to a Schedule 13D filed by David Sandberg, Red Oak Partners, LLC and certain other reporting persons on August 24, 2009, Red Oak Partners beneficially owns 4,561,554 shares of the Company’s Common Stock representing approximately 19.05% of the Company’s outstanding Common Stock.

On March 2, 2009, certain members of the Red Oak Group and Jeffrey S. Jones (“Jones”) filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; an award of compensatory and punitive damages; the removal of Messrs. Kaiser, Durham and Tornek from the Board; and that the Company hold an Annual Meeting of stockholders, or that the Company appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the Federal Court Action against defendants Red Oak Fund, L.P., Red Oak Partners, LLC, David Sandberg, Pinnacle Partners, LLC, Pinnacle Fund LLLP, and Bear Market Opportunity Fund, L.P. alleging the same and other violations of federal securities laws, including:

(i)            filing a materially false and misleading Schedule 13D and failing to amend the same after delivering to the Company a Notice of Director Nominations and proposal for business at the Annual Meeting;

(ii)           violating Section 14(d) of the Exchange Act by engaging in fraudulent, deceptive and manipulative acts in connection with its tender offer by failing to abide by Section 14(d)’s timing requirements and by failing to make required filings with the SEC; and

(iii)          that any attempt to solicit proxies from our stockholders with respect to director nominations or notice of business would be misleading in light of the defendants’ illegal activities in accumulating Company stock.

Through this lawsuit, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws.  Also on April 6, 2009, because, among other reasons, we do not expect the litigation, which bears directly upon our Annual Meeting of stockholders, to be resolved for some months, our Board postponed the Annual Meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009. On August 14, 2009, our Board again postponed the Annual Meeting of stockholders from September 25, 2009 to October 27, 2009.

On April 30, 2009, the Red Oak Group and Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition seeks to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, Red Oak Partners, LLC, Pinnacle Fund, LLLP, Red Oak Fund, LP, and Jeffrey S. Jones amended their petition in the State Court Action to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.  Discovery is ongoing in both the Federal Court Action and State Court Action.

On May 5, 2009, the Red Oak Group and Jones filed a motion in the State Court Action seeking to compel the Company to hold its 2008 and 2009 stockholders’ meetings on June 30, 2009 and to appoint a special master and requested an expedited hearing on both.  Hearings were held on May 8, 2009 and May 29, 2009, but no ruling was reached.

On July 24, 2009, we filed our Brief in Support of Application for Preliminary Injunction in the Federal Court Action.  The Red Oak Group filed its Opposition on August 7, 2009, and we filed our Reply Brief in Support on August 14, 2009.

On August 25, 2009, the Court in the State Court Action set an evidentiary hearing on the plaintiffs’ Application for Temporary Injunction, which had yet to be filed, for October 7 and 8, 2009. The plaintiffs’ request for injunctive relief concerns Messrs. Kaiser, Durham, and Tornek voting any shares of stock acquired in the alleged self-interested transactions. The plaintiffs’ Motion and Memorandum for Injunctive Relief was filed on September 15, 2009; the defendants’ response was filed on September 29, 2009; and the plaintiffs’ reply was filed on October 2, 2009.

On August 28, 2009, the parties to the State Court Action executed a Stipulation Regarding the Company’s Annual Meeting of Stockholders (“Stipulation”).  The Court approved the Stipulation the same day and entered an Order identical to the Stipulation’s terms.  Pursuant to the Stipulation, absent a determination by the Court of good cause shown, the Company must hold its annual stockholders’ meeting for the election of one Class I director and one Class II director and consideration of any properly submitted proposals that are proper subjects for consideration at an annual meeting of a Delaware corporation on October 27, 2009, with a record date for that meeting of September 25, 2009.  Good cause for delaying the Annual Meeting beyond October 27, 2009 and correspondingly amending the September 25, 2009 record date, includes among other things, situations where reasonable delay is necessary: (1) for the Board to avoid breaching any of their fiduciary duties to the Company or the Company’s stockholders; (2) to assure compliance with the Company’s certificate of incorporation and bylaws; (3) for the Company or the Board to comply with state or federal law; or (4) to assure compliance with any order of any court or regulatory authority having jurisdiction over the Company or members of its Board.

We received a letter dated September 22, 2009 from the Red Oak Group seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company, including among other things a stockholder list as of the record date. The letter states that the purpose of such request is to enable the Red Oak Group to solicit proxies to elect directors at the 2009 Annual Meeting and to communicate with stockholders. Our counsel responded by letter dated September 30, 2009 that the Company was aware of its obligations under Section 220 of the Delaware General Corporation Law but believed that the demand letter did not comply with the inspection requirements under Section 220. We received another letter dated September 29, 2009 from the Red Oak Group pursuant to Section 220 of the Delaware General Corporation Law in which the Red Oak Group requests to inspect the books and records of the Company pertaining to, among other things, all analyses performed with respect to our net operating losses and a list of all business ventures and dealings Messrs. Tornek and Durham have evaluated or commenced in the past ten years and a list of all investments they currently share. Our counsel responded by letter dated October 6, 2009 that (i) the commencement of the Red Oak Group’s derivative action bars it from using a Section 220 demand as a substitute for discovery permissible in litigation; (ii) the stated purposes of the demand letter do not constitute proper purposes under Section 220; and (iii) the scope of information requested in the demand letter is overly broad and not limited to books and records that are “essential and sufficient” to accomplish the Red Oak Group’s stated purposes.

The evidentiary hearing for the State Court Action was held October 7 and 8, 2009.  On October 9, 2009, the Court denied the plaintiff’s Application for Temporary Injunction. In addition, the Court dismissed the derivative claims asserted by the plaintiffs and granted the defendants’ Motion to Stay on all remaining non-derivative claims the plaintiffs asserted against Messrs. Kaiser, Tornek and Durham.

On October 14, 2009, the court denied the Company’s application for preliminary injunction in the Federal Court Action. The Federal Court Action remains pending.

The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or if a settlement agreement is entered into that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

(8) New Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. Application of SFAS 157 did not have a material impact on our results of operations and financial position upon adoption on January 1, 2009.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements. See Note 6 — “Fair Value Measurements” for these disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 as of August 31, 2009. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

(9) Subsequent Events.

Management performed an evaluation of the Company’s activity through October 14, 2009, and has concluded there are no other significant subsequent events requiring disclosure through the date these financial statements were issued.

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

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was structured as the sale of all of the outstanding shares of our Mexican subsidiaries, and included our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and were entitled to receive our pro rata share of CII profits for the first quarter 2007 and up to the consummation of the transaction, within 150 days from the closing date. Our Board unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We had not received any pro rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million, the amount we believe is our pro rata share of CII profits for such period, was sent to the purchasers on September 11, 2007, as well as a demand that the sellers comply with other required terms of the agreement. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. Therefore, we are pursuing claims against the buyers from the Mexico Sale in an ICC arbitration proceeding, which is currently scheduled for October 21 and 22, 2009.  We cannot make any estimates regarding future amounts that we may be able to collect or the timing of any collections on this matter.

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

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from the U.S. Sale and Mexico Sale would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this quarterly report on Form 10-Q, in the proxy statement and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

We have continued to wind up aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Recent Developments” below and “Item 1 Business — 2008 Business” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009 for further discussion with respect to our activities in this regard.  We expect that it will take several years to implement the plan of dissolution because of the lengthy process of dissolving our foreign subsidiaries and obtaining sufficient information regarding all of the Company’s existing liabilities and liabilities which may be expected to arise in the future and to pay or appropriately provide for them as required under the plan of dissolution and applicable law.  As a result, our Board determined that filing a certificate of dissolution in the past was not in the best interest of the Company and our stockholders. When we sold all of our operations in 2007, we were left with the cash proceeds from the divestitures, some of which was paid out as dividends to stockholders and the remaining proceeds are being held by the Company pending completion or abandonment of the plan of dissolution.  Some or all of these proceeds may be required to fund our operations pending dissolution and to pay or provide for the Company’s liabilities as required by the plan of dissolution and applicable law. Given the time necessary to complete the legal and domestic and foreign governmental and other requirements for dissolution, our Board focused on ways to preserve the value of the Company’s cash and other assets pursuant to the plan of dissolution.  As discussed in our Form 10-K for the fiscal year ended November 30, 2008, due to bank failures and declining interest rates we pursued various alternatives to safeguard the Company’s cash while still earning a reasonable return for investors during the process of winding up the remaining corporate matters.

We determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on the Company’s assets than we were receiving on our cash and cash equivalent balances, which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that, when compared to the low interest rates now available on cash assets and other investment alternatives, each of these acquisitions would be a better investment return for our stockholders and better preserve the value of the Company’s assets. At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage and spreading the Company’s cash among many different banks was not considered practical. By investing our cash resources in relatively high yielding assets, we are also able to take advantage of the favorable tax treatment provided by our net operating losses. Our net operating losses may offer significant value to us, if they can be utilized to reduce tax liabilities prior to the termination of our corporate status. Our ability to use our net operating losses depends upon a number of factors, including our ability to generate taxable income. No assurances can be given that we will be able to do so.  Although we have purchased these various portfolio assets and are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution.

We believe that the market conditions have changed for our CLST Asset I portfolio.  When we purchased CLST Asset I,  the historical default rate for the previous three years for our portfolio was approximately 4%.  Our recent experience has seen the default rate increase to the 6—7% range, and, accordingly, we have been increasing our allowances to reflect this change.  Upon examination of CLST Asset II and CLST III, management believes that their circumstances are different.  CLST Asset II reflects new originations with higher and more stringent credit requirements and therefore has a very different risk profile when compared to CLST Asset I.  CLST Asset III is protected from default risk by the terms of the purchase agreement in which the sellers bear the majority of the default risk.  Management believes that the various measures being taken by the federal government and the Federal Reserve will have a positive impact on the credit markets and the economy in general.  And we continue to believe that, if needed, our portfolio assets could be sold, if properly marketed, within the timeframe necessary to complete the winding down of our Company, which will likely take the Company two, three or more years in order to resolve all outstanding issues, including the dissolution of foreign subsidiaries, tax audits and outstanding liabilities. However, due to the lengthy process that will be necessary to complete the plan of dissolution, and due to the state of the credit markets at this time, our Board believes that sales of the Company’s portfolio assets at this time would not be in the best interest of our Company or our stockholders.

Consistent with the plan of dissolution and their fiduciary duties, our Board and Executive Committee continue to consider both the timing of a filing of a certificate of dissolution and whether amending, modifying or abandoning the plan of dissolution and continuing to do business in one or more of our historical lines of business or related businesses or in a new line of business is in the best interests of the Company and its stockholders. Our Board has been reviewing potential acquisitions and the value of the Company’s tax assets. It is possible that our Board of Directors will, in the exercise of its fiduciary duties, elect to abandon the plan of dissolution for a strategic alternative that it believes will maximize stockholder value. If our Board determines that it is in the best interest of the Company to pursue an acquisition, it will likely pursue a debt financing or equity issuance in order to finance such acquisition. It is unlikely our Board will make any further distributions to the Company’s stockholders under the plan of dissolution while it considers the strategic alternatives available to the Company.

Our Board has in the past year additionally considered, and is currently considering, whether it is possible, and if it would be in the best interest of the Company and its stockholders, to de-register its common stock under Section 12(g) of the Exchange Act and thereby suspend the Company’s responsibilities to file reports, including Forms 10-K, 10-Q and 8-K, with the SEC under Section 13(a) and 15(d) of the Exchange Act. We believe that given the limited time and resources available to our management, the high cost of compliance with the Sarbanes-Oxley Act of 2002 and other public company reporting requirements may no longer outweigh the benefits to the Company and its stockholders of being a reporting company.  If the Company does decide to deregister, the Company’s common stock would cease to be eligible to be traded on the OTC Bulletin Board.  Our common stock would continue to be quoted on the Pink Sheets, but no assurance could be given that any broker would continue to make a market in our common stock.  Neither our Board nor our Executive Committee has made a final decision to de-register with the SEC, but it will continue to consider whether de-registering would be in the best interests of the Company and its stockholders.  Any determination by the Board in the future to take any of the foregoing actions, will require that the Board, in fulfilling its fiduciary obligations, perform such analysis and consider such information, as provided by management and external consultants, as its deems reasonable and necessary to come to a determination that is in the best interests of the Company and its stockholders.  It is unlikely that our Board or the Executive Committee of our Board will make any further distributions to the Company’s stockholders under the plan of dissolution while it considers the strategic alternatives available to the Company.

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

Notes Receivable

Notes receivable are recorded at the acquisition date at the historical cost paid for the notes receivable.  Notes receivable reflects the principal amount due from the customer reduced by any purchase discounts recorded at acquisition.  Subsequent to the date of acquisition, notes receivable are reduced by any principal payments made by the customer.  An allowance for doubtful accounts is increased by the defaulted receivables for which customers have not made a payment for the most recent 120 day period, which reduces the net notes receivable.  Purchase discounts are amortized as principal amounts are collected.

An allowance is recorded on any receivable that is in default.  In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions, and industry conditions. Actual results could differ from those estimates. We will establish an allowance for doubtful accounts for all receivables.  The allowance will be based on “defaulted” receivables as defined in our financing arrangements.  Under those arrangements, a defaulted receivable is one where the customer has not made a payment for the most recent 120 day period.  Under such circumstances, the remaining balance will not be allowed in the borrowing base which helps determine the amount of allowed borrowings. Since these defaulted receivables are not allowed in the borrowing base to determine the amount of allowed borrowings, these are the only defaulted receivables that an allowance is made for at this time.  All receivables are domestic. On a quarterly basis, we will adjust the allowance for doubtful accounts to a minimum amount equal to the defaulted receivables.  We may from time to time make additional increases to the allowance based on business circumstances.

Stock-Based Compensation

On December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan (the “2008 Plan”).  Effective September 11, 2009, the Board amended and restated the 2008 Plan to decrease the number of shares of common stock of the Company that may be issued under the 2008 Plan from 20,000,000 to 2,000,000. We intend to seek stockholder ratification of the 2008 Plan, as amended, at our upcoming annual meeting on October 27, 2009. The 2008 Plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. The 2008 Plan provides that the administrator of the plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The 2008 Plan will terminate on December 1, 2018.

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  On February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. On March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock to David Tornek, our director who was appointed to fill the vacancy on the Board. Of each restricted stock grant, 100,000 shares issued vested on the date of grant, and the remaining 200,000 of the shares issued vest in two equal annual installments on each anniversary of the date of grant.  The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the participant while employed or engaged as a director or consultant by the Company. The total value of the awards using a grant date price of $0.22 per share for 600,000 shares and $0.16 for 300,000 shares is $180,000, of which $100,000 was expensed in the nine months ended August 31, 2009, and the rest is being expensed over a two year vesting period. The 2008 Plan permits withholding of shares by the Company upon vesting to pay withholding tax. These withheld shares are considered as treasury stock and are available to be re-issued under the 2008 Plan.

Recent Developments

CLST Asset I

On November 10, 2008, our Board unanimously approved the acquisition of all of the outstanding equity interest of the FCC Investment Trust I (the “Trust”) from Drawbridge Special Opportunities Fund LP through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries.  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a $34.9 million non-recourse term loan from Fortress Credit Co LLC (“Fortress”), an affiliate of the seller. The primary business of the Trust is to hold and collect certain receivables.

The approximate 6,000 receivables included in CLST Asset I are primarily home improvement loans to individual homeowners. All loans represent loans to single family dwellings. As of the purchase date, a majority of the loans were secured through a second lien on the property. The loans are primarily in the Northeastern part of the United States, and at the time of purchase of the portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

The following table reflects the loan origination year as of the purchase date:

Year of origination	% of CLST Asset I
2000 – 2004	8.4%
2005	8.1%
2006	17.3%
2007	36.4%
2008	29.8%
Total	100.0%

For CLST Asset I, there were no loans originated in 2009, as this was the purchase of a historical portfolio.

CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the purchase agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE, LLC and SSPE Investment Trust I, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”), Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter of 2009, when Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million that are secured by a second mortgage or the personal property itself. These receivables represent primarily home improvement loans originated through FCC Finance, LLC (“FCC”), the service provider of CLST Asset I. The loans represent new originations with an average term of 9 years and a current average interest rate of 14.7%.  Since these are new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680, with a portfolio average of 676. As of June 2009, the Company is no longer originating new loans under the credit agreement.

During the second quarter of 2009 we were notified by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced. We believe our $15 million aggregate availability under the revolving facility is not impacted. However, since the credit facility term ends in 2010, there can be no assurance that it will be renewed. During the third quarter of this fiscal year, we ceased all purchasing of new receivables under the facility and are no longer originating new loans under the credit agreement. As a result, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, LLC (the “CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Fair Purchase Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Fair Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354, consisting of cash, common stock of the Company and six promissory notes. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date, we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products. The receivables were recorded at the fair value based on an evaluation prepared by Business Valuation Advisors upon which we relied.  All the loans were originated by Fair between November 1998 and August 2009 and are unsecured loans.  None of the loans purchased were in default.  The loans have remaining terms of between 30 and 48 months and have an average interest rate of 14.4%.

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. The implementation of the procedures required several meetings with the servicer and were implemented during the third quarter of 2009 with the exception of securing a lock box to receive payments, which we expect to have in place during the fourth quarter of 2009. Fair is the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham.

Now that the Company has acquired these receivable portfolios, most of the activities of the Company with respect to the portfolios are conducted on its behalf by the servicers of these portfolios.  The servicers, on behalf of the Company, receive payments from account debtors and pursue other collection activities with respect to the receivables, monitor collection disputes with individual account debtors, prepare and submit claims to the account debtors, maintain servicing documents, books and records relating to the receivables and prepare and provide reports to the lenders and the Company with respect to the receivables and related activity, maintain the security interest of the lenders in the receivables, and direct the collateral custodian to make payments out of the proceeds of the portfolios to, among others, the Company, the lenders, the servicers and/or backup servicers, and the collateral custodians pursuant to the terms of the relevant servicing agreements.

Subsidiaries

We are working steadily to complete a long list of actions necessary to complete the wind down of our historical business in an orderly fashion.  Completing the wind down is a cumbersome task that requires many steps and may take a significant amount of time. These steps include dissolving numerous subsidiaries, resolving pending litigation and completing various regulatory filings and other requirements. We cannot predict how long, how time-consuming or how costly resolution of the litigation matters will be. To date, we have completed and filed final sales tax returns and franchise tax returns for most of our entities. We have also completed the requirements to withdraw most of our entities from doing business in multiple state jurisdictions in the U.S. Furthermore, we are continuing to dissolve our foreign and domestic subsidiaries pursuant to the plan of dissolution. However, in order to protect the Company’s cash and other assets from any actual or potential liabilities of the Company’s direct and indirect subsidiaries, we will not dissolve our inactive direct or indirect domestic or foreign subsidiaries until the actual and contingent liabilities of each such subsidiary have been resolved or contingency reserves have been set aside sufficient to pay or make reasonable provision to pay all such subsidiary’s claims and obligations in accordance with applicable law. Specifically, we will not dissolve Audiomex Export Corp., National Auto Center, Inc. and CLST-NAC, Ltd., which are direct parties to, and NAC Holdings, Inc., which is an indirect party to, the arbitration proceeding for our claim in Mexico against the purchasers of the Mexico Sale, which is currently scheduled for October 21 and 22, 2009, until resolution of that claim.  In addition, in certain jurisdictions, the dissolution process is an extended one.

We completed the dissolution of our subsidiaries in the United Kingdom and Guatemala in February 2008 and March 2009, respectively, and of CLST-NAC Fulfillment, Ltd., a Texas limited partnership and indirect subsidiary of the Company, in September 2009.  Furthermore, we completed the merger of CLST Fulfillment, Inc., a Delaware corporation, into its parent, National Auto Center, Inc., a Delaware corporation and our wholly owned subsidiary, effective September 10, 2009. In addition we have made demands on the purchaser of our former Colombian subsidiary for the documents needed to divest our remaining minority interest in that subsidiary.  Further, we have submitted documents to several governmental authorities in El Salvador as required to dissolve our dormant entity in El Salvador. For our Netherlands subsidiary, we have collected VAT tax refunds and are in the process of preparing tax returns that are required to complete the dissolution process.

There are a number of actions required by governmental regulations in order to dissolve our Philippines subsidiary, and we have made substantial progress toward its dissolution. We obtained a Formal Entry of Judgment in two longstanding lawsuits.  We have also settled a claim for 1999 withholding tax and obtained a determination from the Bureau of Internal Revenue that no taxes are owed on a 2004 transaction.  We are now completing audits that are required to be submitted for regulatory approval prior to dissolution, and have taken various other actions required by the Bureau of Internal Revenue and the Philippines Securities and Exchange Commission.

Colombia

During the second quarter of 2009 we completed the collection of the previously written-off receivable from the 2004 sale of our Colombia operations.  During the previous quarter we collected $61,000, representing the final payment of the original note amount of $720,869. The note had been fully reserved and the payment received was recorded in general and administrative expenses. We are now in the process of releasing the 19% interest that we retained in the Colombia operation, per the terms of the purchase agreement.

Results of Operations

The Company reported a net loss of $1.2 million or $0.05 per basic and diluted share, for the third quarter of 2009, compared to a net loss of $0.3 million, or $0.02 per basic and diluted share for the same quarter last year. The increase is primarily attributable to the costs of the actions taken by Red Oak, which has led to the costs incurred in connection with the Federal Court Action and State Court Action, offset slightly by the income (net of expenses) generated by our portfolios.

The following table shows certain information for the three and nine months ended August 31, 2009 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.

	CLST Asset I	CLST Asset II		CLST Asset III

Aggregate Outstanding Principal Balance of Receivables	$35.9 million		$7.7 million	$2.3 million

Reserves	$2.1 million	$	— million	$0.2 million

Unamortized Purchase Discounts	$0.6 million		$0.7 million	$0.1 million

Deferred Acquisition Costs	$0.1 million	$	— million	$0.3 million

Net Receivables	$33.3 million		$7.0 million	$2.3 million

Notes Payable and Loans Outstanding	$28.7 million		$5.2 million	$0.7 million

Approximate Number of Customer Accounts	5,295	1,015		1,911

Average Outstanding Principal Balance per Account	$6,787		$7,561	$1,088

Three Months Ended May 31, 2009, Compared to Three Months Ended May 31, 2008

Consolidated

Revenues.   Revenues for the third quarter of 2009 were $1.8 million compared to zero in 2008.  The third quarter of 2009 results reflected interest and other charges from CLST Asset I of $1.3 million, CLST Asset II of $0.4 million and CLST Asset III of $0.1 million.  There were no revenues recorded in the third quarter of 2008.

Loan Servicing Fees. Loan servicing fees for the third quarter of 2009 were $231,000.  There were no loan servicing fees recorded in the third quarter of 2008. We do not incur additional servicing fees with respect to CLST Asset III other than the initial cost of acquiring the portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts for the third quarter of 2009 were $654,000, reflecting accounts greater than 120 days past due in CLST Asset I of $634,000 and CLST Asset II of  $20,000. CLST Asset III had no provision for doubtful accounts and any defaulted receivables under CLST Asset III were offset per the requirement that the sellers must jointly and severally pay CLST Asset III the outstanding balance of any defaulted receivable, within the parameters of the Fair Purchase Agreement.  We did not make a provision for doubtful accounts in the third quarter of 2008.

Interest Expense. Interest expense for the second quarter of 2009 was $508,000 under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition.  We had no interest expense in the second quarter of 2008.

General and Administrative Expenses.   Our general and administrative expenses were $1.5 million for the third quarter of 2009 compared to $0.4 million for the third quarter of 2008. This increase is the result of increased legal and professional fees offset in part by decreases in operating expenses, resulting from management’s successful cost cutting efforts. Our legal and professional expenses during the third quarter of 2009 were $1.3 million.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action.  We also incurred substantial professional fees in the third quarter relating to the Federal Court Action and to our arbitration claims against Wireless Solutions for monies we believe are due us from the Mexico Sale.  We have made a claim under our directors and officers liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs in the State Court Action.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  We expect to exceed our self retention amount in the fourth quarter, after which point the carrier should begin to reimburse us for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group.  Any reimbursements received will offset the legal expenses incurred in general and administrative expenses.  With respect to the Mexico Sale, we believe that Wireless Solutions owes us amounts relating to the sale of our interest in CII.  Therefore, we are pursuing claims against the buyers from the Mexico Sale in an ICC arbitration proceeding, which is currently scheduled for October 21 and 22, 2009.  We believe we are owed up to $1.7 million from the Mexico Sale.  In addition, the lower expenses we experienced during the third quarter 2008 were a result of reduced staff, relocation of our headquarters, the elimination of our 401K and benefits plans, and reduced expenses in general.

Net Operating Loss.  The net operating loss for the third quarter of 2009 was a loss of $1.2 million compared to $433,000 for the third quarter of 2008.  The third quarter of 2009 includes $1.3 million of legal and professional fees, primarily due to legal and professional fees related to the Federal Court Action and the State Court Action, including amounts paid on behalf of our directors, and the pursuit of claims against Wireless Solutions in connection with the Mexico Sale.

Total Other Income.  Our total other income for the third quarter of 2009 was $1,000, compared to $110,000 for the third quarter 2008. Virtually all of our other income is interest earned on our cash balance, and the decrease is a result of lower interest rates due to the current U.S. economic crisis and lower cash balances.

Income taxes.  The Company recorded tax expense of $9,000 for the third quarter of 2009 compared to zero for 2008, which includes the impact of continuing and discontinued operations.

Net Loss.  Net loss for the third quarter of 2009 was $1.2 million compared to $0.3 million for the same quarter in 2008, as interest earned on our cash last year generated $107,000 of interest income.  The increase in net loss is primarily attributable to the costs of the actions taken by Red Oak, which has led to the costs of approximately $1.3 million incurred in connection with the Federal Court Action and State Court Action, offset slightly by the income (net of expenses) generated by our portfolios.

CLST Asset I

The Trust’s collections for the third quarter of 2009 were approximately $2.9 million, representing $1.6 million of principal payments and $1.3 million of interest and other charges.  As of August 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $33.9 million, which represents 82.7% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,295 customer accounts, with an average outstanding principal balance per account of approximately $6,787.  The average interest rate for these accounts was 14.3%.  Total assets of the Trust at the end of the quarter net of reserves were $33.9 million, excluding certain accrued interest and deferred costs.

Total revenues for the third quarter of 2009 were approximately $1.3 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.3 million, which included $0.6 million provision for doubtful accounts, $0.4 million of interest expense to Fortress, our lender, and $0.2 million of servicing expense to FCC.

As of August 31, 2009, the Trust owed $28.7 million to Fortress, representing 81.5% of the original loan amount.

CLST Asset II

Trust II had collections of approximately $0.9 million during the third quarter of 2009, reflecting principal payments of $608,000 and interest and other fees of $304,000.  For the quarter, revenues were $356,000.  The results include $20,000 of provision for doubtful accounts.  Interest expense under the credit facility was $74,000 while our servicing costs were $37,000.

Trust II did not purchase any receivables during the third quarter of 2009.

During the quarter, Trust II paid down the credit facility by $488,000.  As of August 31, 2009, Trust II had $7.7 million of receivables and an outstanding balance on the credit line of over $5.3 million.

CLST Asset III

Collections for the third quarter of 2009 were $441,000, representing $347,000 of principal and $94,000 of interest and fees.  For the quarter, CLST Asset III also recorded revenues of $96,000, reflecting interest and other fees collected from customers. Defaults of $46,000 during the quarter were applied to the notes payable to the seller per our purchase agreement.

As of August 31, 2009, our outstanding balance of receivables was $2.1 million, representing in excess of 1,900 accounts.  The average principal balance per account was approximately $1,088.

Nine Months Ended August 31, 2009, Compared to Nine Months Ended August 31, 2008

Consolidated

Revenues.   Our revenues for the nine months ended August 31, 2009 were $5.2 million compared to zero in 2008. The results for 2009 reflected interest and other charges from CLST Asset I of $4.2 million, CLST Asset II of $0.8 million and CLST Asset III of $0.2 million.  There were no revenues recorded in the first nine months of 2008.

Loan Servicing Fees. Loan servicing fees for the nine months ended August 31, 2009 were $613,000. There were no loan servicing fees recorded in the first nine months of 2008. We do not incur additional servicing fees with respect to CLST Asset III other than the initial cost of acquiring the portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts for the nine months ended August 31, 2009 were $2.0 million, all of which was attributable to CLST Asset I and CLST Asset II.  CLST Asset III had no provision for doubtful accounts, and any defaulted receivables under CLST Asset III were offset per the requirement that the sellers must jointly and severally pay CLST Asset III the outstanding balance of any defaulted receivable, within the parameters of the Fair Purchase Agreement.  We had no provision for doubtful accounts for the same period of 2008.

Interest Expense. Interest expense for the nine months ended August 31, 2009 was $1.6 million under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. We had no interest expense for the same period of 2008.

General and Administrative Expenses.   Our general and administrative expenses were $3.8 million for the nine months ended August 31, 2009 compared to $1.4 million for the nine months ended August 31, 2008. This increase is the result of increased legal and professional fees offset in part by decreases in operating expenses, resulting from management’s successful cost cutting efforts.  See also the discussion above under “Three Months Ended August 31, 2009, Compared to Three Months Ended August 31, 2008 — General and Administrative Expenses.”

Total Other Income.  Our total other income for the nine months ended August 31, 2009 was $10,000, compared to $331,000 for the same period in 2008. Virtually all of our other income is interest earned on our cash balance, and the decrease is a result of lower interest rates due to the current U.S. economic crisis and lower cash balances.

Income taxes.  The Company recorded a tax expense of $17,000 for the nine months ended August 31, 2009 compared to a benefit of $5,000 for 2008, which includes the impact of continuing and discontinued operations.

Discontinued Operations. We had no income from discontinued operations for the nine months ended August 31, 2009 and $10,000, net of taxes, in 2008.  As discussed in Note 2 to the Consolidated Financial Statements and “Item 2. Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we sold our operations in the U.S., Miami, Mexico and Chile.

CLST Asset I

For the nine months ended August 31, 2009, collections for Trust I were $9.0 million, representing $5.0 million of principal payments and $4.0 million of interest and payments and other charges.   As of August 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $33.9 million, which represents 82.7% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,295 customer accounts, with an average outstanding principal balance per account of approximately $6,787 and an average FICO score of 654.  The average interest rate for these accounts was 14.3%.  Total assets of the Trust at August 31, 2009 net of reserves were $34.0 million, excluding certain accrued interest and deferred cost.

Total revenues for the period were approximately $4.1 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the period were $3.8 million, which included $1.9 million provision for doubtful accounts, $1.4 million of interest expense to Fortress, our lender, and $0.5 million of servicing expense to FCC.

As of August 31, 2009, the Trust owed $28.7 million to Fortress, representing 81.5% of the original loan amount.

CLST Asset II

Year to date collections for Trust II were $2.5 million representing $1.9 million of principal payments and $0.6 million of interest and other charges.  Revenues for Trust II were $0.8 million for the year to date.  Allowance for doubtful accounts was $20,000 for past due accounts greater than 120 days.  Interest expense under the credit facility was $184,000 and loan servicing fees were $122,000 year to date.

For the year, Trust II has purchased $9.6 million of customer receivables at purchase discounts averaging 8.7%.  The highest discount has been 14.5% and the lowest has been 6.0%.  The purchases have been financed with borrowings under the credit facility of $6.4 million, purchase discounts of $0.8 million and the balance from Company cash.  The average interest rate to date is 14.7% and the calculated leveraged yield when the purchase discount is taken into effect is greater than 19.0%.

CLST Asset III

For the nine months ended August 31, 2009, collections for CLST Asset III were $1.6 million, representing $1.4 million of principal and $0.3 million of interest and other fees.  Total revenue for the year was $244,000.  We incurred $19,000 of interest expense related to the sellers notes delivered as part of the purchase price.  Year to date past-due accounts greater than 120 days of $170,000 have been applied to the sellers notes per our agreement, reducing the principal owed under those notes.

Liquidity and Capital Resources

As of August 31, 2009, we had cash and cash equivalents of approximately $5.7 million, down from $9.8 million at November 30, 2008. Historically, we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits.  All of our cash deposits are in accounts that are federally insured. To date, we have financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our Common Stock, and we expect that any future portfolio acquisition would be financed with cash on hand and cash from operations, non-recourse debt and additional issuance of our Common Stock.

Operating Activities. The net cash used in operating activities for the nine months ended August 31, 2009 was $1.2 million compared to cash received of $4.4 million for the same period in 2008. The primary reason for this decrease was the collection of $4.7 million of accounts receivable from Brightpoint (the purchaser of our U.S. and Miami operations) in 2008 and increased operating expenses in 2009 related to the cost incurred in connection with the actions of Red Oak for the Federal Court Action and State Court Action offset slightly by the income (net of expenses) generated by our portfolios. Our legal and professional expenses for the nine months ended August 31, 2009 were $3.3 million.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action.  We also incurred substantial professional fees in the third quarter relating to the Federal Court Action and to our arbitration claims against Wireless Solutions for monies we believe are due us from the Mexico Sale.  We have made a claim under our directors and officers liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs in the State Court Action.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  We expect to exceed our self retention amount in the fourth quarter, after which point the carrier should begin to reimburse us for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group.  The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or if a settlement agreement is entered into that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

Investing Activities. The net cash provided by investing activities for the nine months ended August 31, 2009 was $4.0 million compared to cash used in 2008 of $10,000. The increase from 2008 to 2009 is primarily a result of the collection of portfolio principal of $8.1 million during the nine months ended August 31, 2009 offset in part by (i) cash of $4.0 million used to fund the acquisitions of CLST Asset II and CLST Asset III portfolios and (ii) $155,000 million in acquisition costs during the nine months ended August 31, 2009.

Financing Activities. The net cash used in financing activities for the nine months ended August 31, 2009 was $6.8 million compared to zero for the same period in 2008.  The cash used in financing activities in 2009 was used to reduce the outstanding debt principal balance under both the Trust Credit Agreement and Trust II Credit Agreement.

Liquidity Sources.

CLST Asset I.  Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to the Trust by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, Fortress, as the lender, FCC, as the initial servicer, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer, and U.S. Bank National Association, as the collateral custodian (the “Trust Credit Agreement”). As provided in the Trust Credit Agreement, Fair may become the servicer if and only if there occurs an event of default by the then current servicer and only if Fair is not then in default either as a borrower or as a servicer under any credit facility to which Fortress or any of its affiliates is a party and no change of control of Fair has occurred. The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust Credit Agreement). The obligations under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust, including portfolio collections.

An event of default occurs under the Trust Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the third quarter of 2009, these default rates were 6.36% and 6.99%, respectively.

As of August 31, 2009, the outstanding balance of our term loan was $28.7 million, representing 82.2% of our original balance. We have retired approximately $6.2 million of our obligation to Fortress, and we have paid $1.5 million in interest expense, all from customer collections. Total liabilities of the Trust as of August 31, 2009 were $28.7 million and deferred revenue of $0.6 million, representing the remaining purchase discount from the original principal.

Under the terms of the Trust Credit Agreement, the net cash proceeds in any particular month are remitted to the Company on or about the 20th day of the following month.

CLST Asset II. The Trust II has become a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The Trust II Credit Agreement is effective as of December 10, 2008, and was entered into among the Trust II, FCC, the originator, SSPE Investment Trust I and SSPE, LLC, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Credit Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement. The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount. The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.

An event of default occurs under the Trust II Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables. As of August 31, 2009, there was a provision of $20,000 for customer accounts greater than 120 days past due.

As of August 31, 2009, Trust II had an outstanding loan to Fortress Credit Corp. in the amount of $5.3 million. Deferred revenue as of the end of the quarter was $0.7 million, representing the purchase discounts related to the purchased receivables.

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

The remaining obligation to the sellers, as of August 31, 2009, was $676,000 after interest was accrued and defaulted receivables were recorded.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The following table presents, as of August 31, 2009, an aging of each of our three portfolios:

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$31,683,282	94.7%	$7,616,190	108.3%	$1,961,055	93.3%
31 - 60 Days	1,175,113	3.5%	39,435	0.6%	40,745	1.9%
61 - 90 Days	642,203	1.9%	18,957	0.3%	73,741	3.5%
91 + Days	356,116	1.1%	—	0.0%	42,518	2.0%

Purchase Discount	(583,714)	-1.7%	(665,312)	-9.5%	(65,759)	-3.1%

Deferred Acquisition Costs	183,057	0.5%	26,203	0.4%	48,492	2.3%

Total	$33,456,057	100.0%	$7,035,473	100.0%	$2,100,792	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After 120 days, delinquent accounts are treated as defaults and a provision (reserve) is made for the account balance.  For the nine months ended

August 31, 2009, the allowance for doubtful accounts recorded for CLST Asset I, CLST Asset II and CLST Asset III is $2.0 million, $20,000 and $170,000, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts.  The allowance for CLST Asset III is recorded against the sellers’ notes.

Contractual Obligations.  Included in accounts payable at August 31, 2009, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier, and which has been in dispute since 2001. The Company now believes that the statute of limitations on this trade payable may have expired. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. In addition, the Company has contacted the vendor in question several times during the second quarter of 2009 regarding this matter with no results. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments. In the event that the Company is able to settle the dispute with no payment, the settlement would result in $14.2 million of income to the Company for federal income tax purposes, and therefore the deferred income tax asset will be realized.  If the Company is able to settle the dispute for any amount between $1 and $14.2 million, the deferred tax asset will be adjusted accordingly.

New Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. Application of SFAS 157 did not have a material impact on our results of operations and financial position upon adoption on January 1, 2009.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 as of August 31, 2009. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at August 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended August  31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009, continue to exist. However, in an effort to remedy these deficiencies, we hired a contract accountant to help with forecasting and accounting duties.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg (the “Federal Court Action”).  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg have engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them. We believe the Red Oak Group violated federal securities laws as follows:

(i)                                  violating Rule 14(e)-5 of the Exchange Act by not truly abandoning its tender offer and instead directly or indirectly purchasing or arranging to purchase shares not in connection with its tender offer and without complying with the procedural, disclosure and anti-fraud requirements applicable to tender offers regulated under Section 14 of the Exchange Act;

(ii)                               violating Exchange Act Rule 14d-5(f) by failing to return the Company’s stockholder list, which we provided to Red Oak upon its request, and by using such list for a purpose other than in connection with the dissemination of tender offer materials in connection with its tender offer;

(iii)                            violating Exchange Act Rule 14(d)-10 by purchasing shares pursuant to its tender offer at varying prices rather than paying consideration for securities tendered in the tender offer at the highest consideration paid to any stockholder for securities tendered; and

(iv)                           violating Section 13(d) of the Exchange Act by not timely filing a Schedule 13D and disclosing the information required therein.

According to a Schedule 13D filed by David Sandberg, Red Oak Partners, LLC and certain other reporting persons on August 24, 2009, Red Oak Partners beneficially owns 4,561,554 shares of the Company’s Common Stock representing approximately 19.05% of the Company’s outstanding Common Stock.

On March 2, 2009, certain members of the Red Oak Group and Jeffrey S. Jones (“Jones”) filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; an award of compensatory and punitive damages; the removal of Messrs. Kaiser, Durham and Tornek from the Board; and that the Company hold an Annual Meeting of stockholders, or that the Company appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the Federal Court Action against defendants Red Oak Fund, L.P., Red Oak Partners, LLC, David Sandberg, Pinnacle Partners, LLC, Pinnacle Fund LLLP, and Bear Market Opportunity Fund, L.P. alleging the same and other violations of federal securities laws, including:

(i)                                  filing a materially false and misleading Schedule 13D and failing to amend the same after delivering to the Company a Notice of Director Nominations and proposal for business at the Annual Meeting;

(ii)                              violating Section 14(d) of the Exchange Act by engaging in fraudulent, deceptive and manipulative acts in connection with its tender offer by failing to abide by Section 14(d)’s timing requirements and by failing to make required filings with the SEC; and

(iii)                           that any attempt to solicit proxies from our stockholders with respect to director nominations or notice of business would be misleading in light of the defendants’ illegal activities in accumulating Company stock.

Through this lawsuit, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws.  Also on April 6, 2009, because, among other reasons, we do not expect the litigation, which bears directly upon our Annual Meeting of stockholders, to be resolved for some months, our Board postponed the Annual Meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009. On August 14, 2009, our Board again postponed the Annual Meeting of stockholders from September 25, 2009 to October 27, 2009.

On April 30, 2009, the Red Oak Group and Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition seeks to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, Red Oak Partners, LLC, Pinnacle Fund, LLLP, Red Oak Fund, LP, and Jeffrey S. Jones amended their petition in the State Court Action to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.  Discovery is ongoing in both the Federal Court Action and State Court Action.

On May 5, 2009, the Red Oak Group and Jones filed a motion in the State Court Action seeking to compel the Company to hold its 2008 and 2009 stockholders’ meetings on June 30, 2009 and to appoint a special master and requested an expedited hearing on both.  Hearings were held on May 8, 2009 and May 29, 2009, but no ruling was reached.

On July 24, 2009, we filed our Brief in Support of Application for Preliminary Injunction in the Federal Court Action.  The Red Oak Group filed its Opposition on August 7, 2009, and we filed our Reply Brief in Support on August 14, 2009.

On August 25, 2009, the Court in the State Court Action set an evidentiary hearing on the plaintiffs’ Application for Temporary Injunction, which had yet to be filed, for October 7 and 8, 2009. The plaintiffs’ request for injunctive relief concerns Messrs. Kaiser, Durham, and Tornek voting any shares of stock acquired in the alleged self-interested transactions. The plaintiffs’ Motion and Memorandum for Injunctive Relief was filed on September 15, 2009; the defendants’ response was filed on September 29, 2009; and the plaintiffs’ reply was filed on October 2, 2009.

On August 28, 2009, the parties to the State Court Action executed a Stipulation Regarding the Company’s Annual Meeting of Stockholders (“Stipulation”).  The Court approved the Stipulation the same day and entered an Order identical to the Stipulation’s terms.  Pursuant to the Stipulation, absent a determination by the Court of good cause shown, the Company must hold its annual stockholders’ meeting for the election of one Class I director and one Class II director and consideration of any properly submitted proposals that are proper subjects for consideration at an annual meeting of a Delaware corporation on October 27, 2009, with a record date for that meeting of September 25, 2009.  Good cause for delaying the Annual Meeting beyond October 27, 2009 and correspondingly amending the September 25, 2009 record date, includes among other things, situations where reasonable delay is necessary: (1) for the Board to avoid breaching any of their fiduciary duties to the Company or the Company’s stockholders; (2) to assure compliance with the Company’s certificate of incorporation and bylaws; (3) for the Company or the Board to comply with state or federal law; or (4) to assure compliance with any order of any court or regulatory authority having jurisdiction over the Company or members of its Board.

We received a letter dated September 22, 2009 from the Red Oak Group seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company, including among other things a stockholder list as of the record date. The letter states that the purpose of such request is to enable the Red Oak Group to solicit proxies to elect directors at the 2009 Annual Meeting and to communicate with stockholders. Our counsel responded by letter dated September 30, 2009 that the Company was aware of its obligations under Section 220 of the Delaware General Corporation Law but believed that the demand letter did not comply with the inspection requirements under Section 220. We received another letter dated September 29, 2009 from the Red Oak Group pursuant to Section 220 of the Delaware General Corporation Law in which the Red Oak Group requests to inspect the books and records of the Company pertaining to, among other things, all analyses performed with respect to our net operating losses and a list of all business ventures and dealings Messrs. Tornek and Durham have evaluated or commenced in the past ten years and a list of all investments they currently share. Our counsel responded by letter dated October 6, 2009 that (i) the commencement of the Red Oak Group’s derivative action bars it from using a Section 220 demand as a substitute for discovery permissible in litigation; (ii) the stated purposes of the demand letter do not constitute proper purposes under Section 220; and (iii) the scope of information requested in the demand letter is overly broad and not limited to books and records that are “essential and sufficient” to accomplish the Red Oak Group’s stated purposes.

The evidentiary hearing for the State Court Action was held October 7 and 8, 2009.  On October 9, 2009, the Court denied the plaintiff’s Application for Temporary Injunction. In addition, the Court dismissed the derivative claims asserted by the plaintiffs and granted the defendants’ Motion to Stay on all remaining non-derivative claims the plaintiffs asserted against Messrs. Kaiser, Tornek and Durham.

On October 14, 2009, the court denied the Company’s application for preliminary injunction in the Federal Court Action. The Federal Court Action remains pending.

The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or if a settlement agreement is entered into that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

Item 1A.    Risk Factors

For other risk factors, please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, filed with the SEC on March 2, 2009.

We are party to securities and derivative litigation that distracts our management, is expensive to conduct and seeks damage awards against us.

On February 13, 2009, we filed a lawsuit, the Federal Court Action, against the Red Oak Group alleging that the defendants have engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them. On March 2, 2009, certain of our stockholders, including the Red Oak Group, have filed a derivative action, the State Court Action, alleging that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. While we have directors and officers liability insurance, it is uncertain whether the insurance will be sufficient to cover all damages, if any, that we may be required to pay under the State Court Action. In addition, both lawsuits have distracted the attention of our management and are expensive to conduct. Our Board of Directors and management have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our portfolios of receivables, our plan of dissolution and other important matters.  We have incurred substantial legal and other professional service costs in connection with these lawsuits, approximately $2.1 million as of August 31, 2009. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs with respect to the Federal Court Action and State Court Action, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

During the second quarter of 2009 we were notified by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced. We believe our $15 million aggregate availability under the revolving facility is not impacted. However, since the credit facility term ends in 2010, there can be no assurance that it will be renewed. During the third quarter of this fiscal year, we ceased all purchasing of new receivables under the facility and are no longer originating new loans under the credit agreement. As a result, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services. As of August 31, 2009, Trust II had an outstanding balance of approximately $5.3 million.

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

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the third quarter of 2009.

Item 5.       Other Information

On July 31, 2009 and October 9, 2009, the Company received comment letters from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Annual Report on Form 10-K for the year ended November 30, 2008 and review of our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2009. The Company responded to the first SEC comment letter on September 11, 2009 and provided proposed additional disclosures for these comments. The Company has included its proposed additional disclosures in this Form 10-Q. The Company is currently preparing its response for the second SEC comment letter.

Item 6.       Exhibits

Exhibit No.	Description	Previously filed as an Exhibit and Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

4.1	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Previously filed as an exhibit to a Form 8-A filed with the Securities and Exchange Commission on February 13, 2009, and incorporated herein by reference.

4.2	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009, and incorporated herein by reference.

10.1†	CLST Holdings, Inc. Amended and Restated 2008 Long Term Incentive Plan.

Previously filed as Annex B to our Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 11, 2009, as amended, and incorporated herein by reference.

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

October 14, 2009