Form 10-K/A
period 2008-11-30
CLST HOLDINGS, INC.
filed 2009-11-05
CIK 913590

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 originally filed with the SEC on March 2, 2009 (the “Original Form 10-K”) in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-K in its entirety.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above.

CLST Holdings, Inc.

PART I.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this Annual Report on Form 10-K/A may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those discussed in the “Item 1A, Risk Factors” of this Form 10-K/A, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

During 2008 we, in conjunction with our tax accountants, performed a detailed review and analysis of the Company’s historical tax net operating loss carryforwards (the “NOLs”).  We believe in many circumstances the NOLs, which amount to approximately $125 million and begin to expire after November 13, 2020, can be utilized to offset future income.  However, in the event of a change in control, the NOLs would be impaired and result in only a fraction of their otherwise future potential tax savings.  As of November 30, 2008, approximately 12% of the change in control had occurred historically.  If additionally an approximately 38% change in control occurs in the future, as determined by IRS regulations, the Company could lose substantially all of the potential value of the NOLs.

CLST Asset I, LLC

On November 10, 2008, we, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (the “Trust I”) from a third party for approximately $41.0 million (the “Trust Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of the Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of the Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit CO LLC (“Fortress”), the lender, FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust Credit Agreement”). The Company, through its servicers, is now responsible for the collection of the receivables included in the Trust I portfolio through its wholly owned subsidiary Financo.  Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalent balances.

The repayment terms on the accounts are standardized, but are dependent on the form of agreement used by the originator.  Customers are required to make monthly payments until the loans are paid in full. At the time of purchase of the Trust I portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit.  As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900.  These loans were primarily consumer home improvement loans of which approximately 63% were secured with a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeast with the remainder in Texas, Georgia and Missouri.  As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%.  We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust Purchase Agreement.  To date there has not been a determination that any receivables did not meet the eligibility requirements set out in the Trust Purchase Agreement.

The following table reflects the loan origination year for the Trust I Portfolio as of the purchase date:

Year of origination	% of CLST Asset I
2000 - 2004	8.4%
2005	8.1%
2006	17.3%
2007	36.4%
2008	29.8%
Total	100.0%

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

The purchases of receivables by the Trust II from the sellers under the Trust II Purchase Agreement and other approved sellers or dealers will be financed by cash on hand and by advances under a non-recourse, revolving facility provided by a third party lender.  The terms and conditions of the revolver are set forth in the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, the originator, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), the lender, the initial servicer, the backup servicer, the guarantor and the collateral custodian (the “Trust II Credit Agreement”) and the letter agreement, effective as of December 10, 2008, among the Trust II, Financo, the originator, the co-borrowers, the initial servicer, and the guarantor (the “Trust II Letter Agreement”).

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

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from the U.S. Sale and Mexico Sale would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in the proxy statement and elsewhere in this Annual Report on Form 10-K/A.

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Item 1 Business — 2008 Business” above for further discussion with respect to our activities in this regard.  We expect that it will take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution.  Given this and the time necessary to complete the governmental requirements for dissolution, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our NOLs.  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  As further described above under “Item 1 Business — 2008 Business,” our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that each of these acquisitions would provide a better investment return for our stockholders when compared to the low interest rates available on our cash investments and other investment alternatives although the acquisition would involve a higher risk profile than traditional cash deposits and other cash equivalents positions.  In addition, these investments offered the Company a way to utilize its NOLs.  At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired, and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage.  The Board considered, among other things, spreading the Company’s cash among over a dozen financial institutions.  However, the Board did not believe spreading the Company’s cash among many different banks to be practical or cost efficient.  In addition, the Board considered various cash strategies including investing in a “ladder” of U.S. Treasury securities (securities of varying maturities) which would have resulted in higher yields than cash deposits, but would have required the Company to hold those securities in a brokerage firm and pay that firm a fee to arrange the transactions.  The Board did not believe that the increased yield provided by a ladder of U.S. Treasury securities, after associated fees and administrative costs, was likely to be significantly better than that of cash deposits, and did not believe that interest from U.S. Treasury securities would allow the Company to use its NOLs to shield income from taxes.  Finally, the Board was unsure how to assess the brokerage and custody risks associated with holding a ladder of U.S. Treasury securities through third parties, and felt that the risk was similar to that associated with commercial banks at the time.

We believe that the market conditions have changed for our Trust I portfolio.  When we purchased Trust I, the historical default rate for the previous three years for our portfolio was approximately 4%.  Our recent experience has seen the default rate increase to the 6-7% range; accordingly, we have been increasing our allowances to reflect this change.

Upon examination of Trust II and Asset III, we believe that the circumstances of these portfolios are different from those of Trust I.  Trust II contains new originations with higher and more stringent credit requirements than the requirements for the Trust I portfolio.  Therefore the Trust II portfolio has a very different risk profile when compared to Trust I.  Asset III is protected from default risk by the terms of the purchase agreement with the seller of that portfolio.  The sellers of the Asset  III portfolio bear the majority of the default risk for receivables in that portfolio, and that risk is secured by our ability to offset against amounts we owe the sellers on the purchase price.

Management believes that the various measures being taken by the federal government and the Federal Reserve will ultimately have a positive impact on the credit markets and the economy in general.  In addition, we continue to believe that, if needed, our portfolio assets could be sold, if properly marketed, whether through the use of reputable brokers or investment bankers, through an auction process or other strategies for maximizing proceeds from an asset disposition, for the then-current book value of the portfolios and within the timeframe necessary to complete the winding down of our Company, which will likely take the Company two, three, or more years in order to resolve all outstanding issues, including the dissolution of foreign subsidiaries, tax audits, and outstanding liabilities.  This belief is based upon the following: (i) the portfolio balances will continue to decrease through note receivable collections; (ii) the default rates are expected to normalize with improving economic and market conditions; and (iii) the Company would expect to begin to market the portfolios a minimum of 12 months prior to any anticipated dissolution.  Due to the lengthy process that will be necessary to complete the plan of dissolution, and due to the state of the credit markets at this time, our Board believes that sales of the Company’s portfolio assets at this time would not be in the best interest of our Company or our stockholders.

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

•                  the Fair Debt Collection Practices Act;

•                  the Federal Trade Commission Act;

•                  the Truth-In-Lending Act;

•                  the Fair Credit Billing Act;

•                  the Equal Credit Opportunity Act; and

•                  the Fair Credit Reporting Act.

Financial Information

The Company’s consolidated financial statements and accompanying notes for the last two fiscal years can be found in Part IV of this Annual Report on Form 10-K/A.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for this Annual Report on Form 10-K/A. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls beginning with our fiscal year ending November 30, 2010. We have hired an outside consulting firm to work with management in assessing our internal controls, and they, with management, have concluded that the internal controls are adequate. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

CLST Asset I

The loan obligations of Trust I under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust, including portfolio collections. The loan is a non-recourse term loan.  The Trust Credit Agreement contains customary covenants and events of default for facilities of its type, including among other things, limitations on the delinquent accounts rate and default rates of the notes receivable accounts, as more fully described in Footnote 4 of the notes to the consolidated financial statements.  A copy of the Trust Credit Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2008, as amended to date.

If an event of default occurs under the Trust Credit Agreement, whether or not the default is material to the loan as a whole, the lender has various remedies, including among other things, raising the interest rate payable on the loan and accelerating all of the obligations of Trust I under the Trust Credit Agreement, which would cause the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

In addition, the Company has no control over the delinquency or default rates of the notes receivable accounts now held by Trust I. An event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the second quarter of 2009, these default rates were 5.14% and 6.34%, respectively. There can be no assurance that the delinquency or default rates of such accounts will not result in an event of default for Trust I, which would allow the lender to, among other things, raise the interest rate payable on the loan, accelerate all of the obligations of Trust I under the Trust Credit Agreement, and sell all the assets of the Trust to satisfy the amounts due.

CLST Asset II

Trust II is a party to a non-recourse, revolving loan agreement between Trust II, Summit, SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Corp., as the lender, and Summit Alternative Investments, LLC, as the initial servicer, pursuant to which Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million during the six months ended May 31, 2009.  In conjunction with this loan agreement, Trust II borrowed $3.7 million to purchase the consumer receivables and became a co-borrower under the $50 million Trust II Credit Agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility. A copy of the Trust II Credit Agreement was filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, as amended to date.

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

Revenue Recognition

For the Company’s discontinued operations, revenue was recognized on product sales when delivery occurred, the customer took title and assumed risk of loss, terms were fixed and determinable, and collectibility was reasonably assured. The Company did not generally grant rights of return.

For the Company’s continuing operations, revenues will be recorded as earned from notes receivable.  Revenues will consist of interest earned, late fees and other miscellaneous charges.  Revenues will not be accrued on accounts over 120 days without payment activity, unless payment activity resumes.

Notes Receivable

Notes receivable are recorded at the historical cost paid at the date of acquisition net of any purchase discounts. Subsequent to the date of acquisition, notes receivable are reduced by any principal payments made by the customer. Purchase discounts are recorded based on the negotiated difference between the face value and the amount paid for the notes receivable. Purchase discounts are recognized as revenue, using the effective interest method, as principal payments are collected.

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period. The Company may from time to time make additional increases to the allowance based on debtor circumstances and economic conditions. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. The majority of the notes receivable have collateral in various forms, which may include a second lien position on the borrower’s home or property.  Actual results could differ from those estimates. Recoveries are recorded against the allowance when payments are received.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received. Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.

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

Recent Developments

On November 10, 2008, we acquired all of the outstanding equity interest of  Trust I.  The primary business of Trust I is to hold and collect certain receivables.  As of November 30, 2008, Trust I had an outstanding principal balance of $40.8 million consisting of approximately 6,000 accounts with an average weighted interest rate of approximately 14.4%.  For the month of November Trust I made collections of approximately $1.1 million consisting of $600,000 of principal payments and $500,000 of interest and other fees.  There were $100,000 of defaults during the month of November 2008.  From the $1.1 million of collections Trust I generated $300,000 of net cash after payment of amount due under the credit agreement, including principal and interest on the term loan and servicing fees.  The net cash of $300,000 was then used to pay down the intercompany debt with the excess cash distributed to its parent company Financo.  For the month of November 2008, Trust I reported a net income of $140,000.

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

Trust Credit Agreement

On November 10, 2008, the Company financed approximately $34.9 million of the purchase price of Trust I pursuant to the Trust Credit Agreement. The Trust Credit Agreement provides for a non-recourse, term loan of approximately $34.9 million, maturing on November 10, 2013. The term loan bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust Credit Agreement).  The obligations under the Trust Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.

The Trust Credit Agreement provides the material terms and conditions for the services to be performed by the servicer.  In return, Trust I pays the servicer a monthly servicing fee equal to 1.5%, per annum of the then aggregate outstanding principal balance of the receivables.

Portfolio collections are distributed on a monthly basis.  Absent an event of default, after payment of the servicing fee and other fees and expenses due under the Trust Credit Agreement and the required principal and interest payments to the lender under the Trust Credit Agreement, all remaining amounts from portfolio collections are paid to Trust I and are available for distribution to CLST Asset I, LLC and subsequently to Financo.

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

The Trust Credit Agreement contains customary covenants for facilities of its type, including among other things covenants that restrict Trust I’s ability to incur indebtedness, grant liens, dispose of property, pay dividends, make certain acquisitions or to take actions that would negatively affect Trust I’s special purpose vehicle status.  Generally, these covenants do not impact the activities that may be undertaken by the Company.  The Trust Credit Agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements of Trust I, bankruptcy or insolvency of Trust I, the occurrence of an event which causes a material adverse effect on Trust I, the occurrence of certain defaults by the servicer, entry of certain material judgments against Trust I, and the occurrence of a change of control or certain material events and the issuance of a qualified audit opinion with respect to Trust I’s financials.  In addition, an event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%.  If an event of default occurs, all of Trust I’s obligations under the Trust Credit Agreement could be accelerated by the lender, causing the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

Trust II Credit Agreement

Subsequent to the year ended November 30, 2008, on December 12, 2008 we financed approximately $813,000 of the purchase price of various assets purchased under the Trust II Purchase Agreement pursuant to the Trust II Credit Agreement. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement.  The Trust II has become a co-borrower under that facility and has pledged its assets to secure performance by the borrowers thereunder.  The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50,000,000.  Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II.  With the consent of its co-borrowers, the Trust II may utilize more than $15,000,000 of the aggregate availability under the revolving facility.  Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for Class A Receivables or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for Class B Receivables or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables (“Maximum Advance”).

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

The following table presents the account aging of Trust I’s portfolios as of the purchase date:

All Eligible Receivables	Principal Balance (in $)	% of Total
Current (less than 30 days)	40,208,135	96.9%
31-60 days	875,224	2.1%
61-90 days	252,745	0.6%
91-120 days	185,944	0.4%
Total	41,522,048	100.0%

New Accounting Pronouncements

Footnote 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no changes during the year ended November 30, 2008, to the significant accounting policies used in the preparation of our Consolidated Financial Statements.

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

See Index to Consolidated Financial Statements on Page F-1 of this Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K/A. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures are not effective because we failed to include a clear conclusion with respect to the effectiveness of the Company’s internal control over financial reporting in the Management’s Report on Internal Control Over Financial Reporting in our Original Form 10-K. We remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Original Form 10-K to include a clear conclusion regarding the effectiveness of the Company’s internal control over financial reporting. We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2008, our internal control over financial reporting was effective.

Our management has identified two significant deficiencies due to the Company’s small number of employees: (1) the Company’s lacks adequate segregation of duties around check writing and (2) the Company lacks sufficient accounting technical expertise.  Our management determined that these control deficiencies did not represent material weaknesses.  All of our financial reporting is carried out by our Chief Financial Officer and Controller with the assistance of third parties from time to time. The lack of accounting staff and dependence on third party assistance results in a lack of segregation of duties and at times a lack of sufficient accounting technical expertise which could impact our financial reporting function. The lack of segregation of duties around disbursements did not rise to the level of a material weakness as there are limited numbers of disbursements being written each month and there is a monthly and quarterly review of the results of the Company by Robert Kaiser, the Company’s Chief Executive Officer and Chief Financial Officer and the Board of Directors.  With the limited number of transactions and the review of the results of the Company for unexpected variances, misstatements of a material nature will more than likely be prevented or detected in a timely manner.  In order to mitigate this control deficiency to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer as well as the Board for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies, it is immediately implemented.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of November 30, 2008 did not include the internal controls of Trust I and related portfolio of receivables because of the timing of the acquisition, which was completed in November 2008. For the year ended November 30, 2008, Trust I represented approximately $41.7 million of total assets and $496,000 of total revenues.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A. For our fiscal year ended November 30, 2010, we will be required to include the auditor attestation.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and it is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We provided a copy of the disclosures we are making in this Item 9B of Form 10-K/A to Mr. Rajegowda and informed him that he may furnish the Company as promptly as possible a letter stating whether he agrees or disagrees with the disclosures made in response to this Item 9B, and that if he disagrees, then the Company requests that he provide the respects in which he does not agree with the disclosures. We will undertake to file any letter received from Mr. Rajegowda, if any, as an exhibit to a current report on Form 8-K within two business days after receipt.

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

Executive Committee

The Executive Committee was established by the Board on February 3, 2009 and currently consists of Messrs. Kaiser, Durham and Tornek. Mr. Rajegowda, when he served as a member of our Board, was not a member of the Executive Committee.  The Executive Committee has all authority of the Board, including all of the authority the Board had as a committee of the whole when serving as a committee of the Board (such as the Audit Committee).  Please see “Item 9B, Other Information — Resignation of Director” for a discussion concerning the formation of the Executive Committee and the circumstances surrounding such formation.

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

Code of Ethics

The information required by this item regarding the Company’s code of ethics is provided under “Item 1, Business — Available Information and Code of Ethics” of this Form 10-K/A, which is incorporated herein by reference. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of this code of ethics, if any, by posting such information on our website.

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

Historically, we issued shares of restricted stock to our employees and executive officers pursuant to our 2003 Plan. The number of shares to be granted under the 2003 Plan was determined by the Board at the time of the grant based upon the pool of shares then available for grant. The awarded shares vested at the rate of 33 1/3% per year on each anniversary date of grant and were subject to such other terms and conditions as may be contained in the form of restricted stock award agreement generally used by the Company at the time of grant. As disclosed in Part II of this Form 10-K/A, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information,” the Company’s 2003 Plan was cancelled on September 25, 2007. From November 30, 2006 until September 25, 2007, each non-employee director who was then serving as such received a grant of 4,500 shares of restricted stock. At a meeting of the Board on September 25, 2007, the Board unanimously resolved to terminate the Company’s 2003 Plan due to the reduction in the Company’s workforce. As a result of the termination of the 2003 Plan, all outstanding options to purchase the equity securities of the Company issued thereunder were terminated as well.  Therefore, there are currently no outstanding options to purchase the Company’s Securities under the 2003 Plan. Furthermore, no options or restricted stock were granted to directors during fiscal year 2008.

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

Equity Compensation Plan Information

The Company’s equity compensation plan information is provided in Part II of this Form 10-K/A, under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information,” and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CLST Asset I, LLC

On November 10, 2008, the Company entered into a purchase agreement, through CLST Asset I, a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, to acquire all of the outstanding equity interests of Trust I from Drawbridge Special Opportunities Fund LP (“Drawbridge”) for approximately $41.0 million.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million from Fortress, an affiliate of Drawbridge, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, by and among the Trust I, Fortress, as the lender and administrative agent, FCC Finance, LLC, as the initial servicer, Lyon Financial Services, Inc., as the backup servicer, and U.S. Bank National Association, as the collateral custodian.

Pursuant to the Trust I Credit Agreement, Fair, may become the servicer if and only if there occurs an event of a default by the then current servicer and only if Fair is not then in default either as a borrower or as a servicer under any credit facility to which Fortress or any of its affiliates is a party and no change of control of Fair has occurred.  Timothy S. Durham, an officer, director and stockholder of the Company, is Chief Executive Officer and Director of Fair and is also a majority stockholder of Fair. As of the date of this Form 10-K/A, FCC continues to be the servicer of the portfolio and the Company is not aware that the servicer is in default under the Trust Credit Agreement.  Because Fair is not currently acting as the servicer of Trust I and Fair could only become a servicer upon certain defaults by the current servicer, it is not currently anticipated that Fair will have a direct or indirect material interest in the Trust Credit Agreement.  The servicing fee payable to the servicer in any given year under the Trust Credit Agreement is based upon a service fee rate of 1.5% and the aggregate outstanding receivable balance.

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  The following are filed as part of this Annual Report on Form 10-K/A:

(1)                                  Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K/A.

(2)                                  Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K/A.

(3)                                  Exhibits

An index identifying the exhibits to be filed with this Form 10-K/A is provided below.

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

		Current Report on Form 8-K	December 19, 2006

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation dated April 27, 1995 (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 19, 1998.	Form 10-Q for the quarter ended May 31, 1998	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Form 10-K for the fiscal year ended November 30, 2002	February 28, 2003

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Form 10-Q for the quarter ended February 28, 2007	April 9, 2007

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	Specimen Common Stock Certificate of CLST Holdings, Inc.	Form 10-K for the fiscal year ended November 30, 2007.	March 12, 2008

4.2	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Form 8-A	February 13, 2009

4.3	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Current Report on Form 8-K	February 6, 2009

10.1	Form of Incentive Stock Option Agreement under 1993 Amended and Restated Long-Term Incentive Plan.(1)		Incorporated by reference to the identically numbered exhibit to the Original Form 10-K, to which this amendment applies.

10.2	Form of Non-Qualified Stock Option Agreement under 1993 Amended and Restated Long-Term Incentive Plan.(1)		Incorporated by reference to the identically numbered exhibit to the Original Form 10-K, to which this amendment applies.

10.3	Form of Amendment to Restricted Stock Award Agreement under the CellStar Corporation 2003 Long-Term Incentive Plan.(1)	Annual Report on Form 10-K	February 12, 2007

10.4	Employment Agreement, effective as of April 9, 2007, by and among CLST-NAC, Ltd., formerly known as CellStar, Ltd., and Sherrian Gunn.(1)	Current Report on Form 8-K	April 13, 2007

10.5	Indemnification Agreement, effective as of July 5, 2007, by and between CLST Holdings, Inc. and Sherrian Gunn.(1)	Current Report on Form 8-K	August 1, 2007

10.6

Settlement Agreement, effective as of February 27, 2007, by and between CellStar International Corporation\Asia, CellStar Corporation, CellStar, Ltd., Fine Day Holdings Limited, CellStar (Asia) Corporation Limited, and Mr. Horng An-Hsien.

		Current Report on Form 8-K	March 5, 2007

10.7	Trust Purchase Agreement, effective as of November 10, 2008	Current Report on Form 8-K	November 17, 2008

10.8	Trust Credit Agreement, effective as of November 10, 2008 (2)	Current Report on Form 8-K	November 17, 2008

10.9	CLST Holdings, Inc. 2008 Long Term Incentive Plan.(1)	Current Report on Form 8-K	December 5, 2008

10.10	Form of Restricted Stock Award Agreement under the CLST Holdings, Inc. 2008 Long Term Incentive Plan.(1)		Incorporated by reference to the identically numbered exhibit to the Original Form 10-K, to which this amendment applies.

10.11	Trust II Purchase Agreement, effective as of December 10, 2008,	Current Report on Form 8-K	December 19, 2008, and as amended on March 5, 2009

10.12	Trust II Credit Agreement, effective as of December 10, 2008 (2)	Current Report on Form 8-K	December 19, 2008, and as amended on March 5, 2009 and on the date of this Form 10-K/A

10.13	Letter Agreement, effective as of December 10, 2008, by and between Trust II, Financo, Summit, Summit Alternative Investments, LLC, SSPE, SSPE Trust and Eric G. Gangloff	Current Report on Form 8-K	December 19, 2008, and as amended on March 5, 2009

21.1	Subsidiaries of the Company.		Incorporated by reference to the identically numbered exhibit to the Original Form 10-K, to which this amendment applies.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.		Filed herewith.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

99.1	Letter from Richards, Layton, & Finger P.A., legal counsel to Mr. Manoj Rajegowda, dated February 24, 2009.		Incorporated by reference to the identically numbered exhibit to the Original Form 10-K, to which this amendment applies.

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

Date: November 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert A. Kaiser	Date: November 4, 2009
Robert A. Kaiser
Chief Executive Officer and
Chief Financial Officer

By	/s/ Timothy S. Durham	Date: November 4, 2009
Timothy S. Durham
Chairman of the Board and Secretary and Director

By	/s/ David Tornek	Date: November 4, 2009
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

/s/ Whitley Penn LLP

Dallas, Texas

March 2, 2009

Except for Notes 1(d) and (n), 3 and 7

as to which the date is November 4, 2009

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

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2008 and 2007
(In thousands)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,663)	$26,300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	144	—
Depreciation and amortization	2	22
Stock based compensation	—	1,688
Non-cash interest expense	3	—
Fixed assets impairment	—	14
Deferred income taxes	—	2,786
Changes in operating assets and liabilities:
Accounts receivable	4,804	3,365
Prepaid expenses and other current assets	379	(210)
Notes receivable collections	665	—
Other assets	447	1,764
Accounts payable	268	(1,373)
Accrued expenses	(395)	(2,774)
Income taxes payable	207	(963)
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	(33,248)

Net cash provided by (used in) operating activities	4,861	(2,629)

Cash flows from investing activities:
Purchases of property and equipment	(13)	(3)
Acquisition of new business	(6,157)	—
Proceeds from sale of U.S., Miami, Mexico and Chile operations	—	82,950
Proceeds from sale of fixed assets	—	6
Discontinued operations - U.S., Miami, Mexico, and Chile operations	—	(150)

Net cash provided by (used in) investing activities	(6,170)	82,803

Cash flows from financing activities:
Borrowings on notes payable	—	190,225
Payments on notes payable	(553)	(223,694)
Borrowings on Term Loan	—	1,890
Payments on Term Loan	—	(12,050)
Purchase of treasury stock	—	(340)
Redemption of 12% Senior Subordinated Notes	—	(1,915)
Dividend	—	(43,162)
Additions to deferred loan costs	(183)	(2)

Net cash used in financing activities	(736)	(89,048)

Net decrease in cash and cash equivalents	(2,045)	(8,874)
Cash and cash equivalents at beginning of period	11,799	20,673

Cash and cash equivalents at end of period	$9,754	$11,799

Non-Cash Investing Activity - accounts receivable other proceeds not yet received from U.S. Sale transaction	$—	$4,531

Non-Cash Financing Activity - Treasury Stock	$—	$1,213

Cash paid during the period for:

Income taxes	$—	$1,104

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

(d)  Notes Receivable

Notes receivable are recorded at the historical cost paid at the date of acquisition net of any purchase discounts. Subsequent to the date of acquisition, notes receivable are reduced by any principal payments made by the customer. Purchase discounts are recorded based on the negotiated difference between the face value and the amount paid for the notes receivable. Purchase discounts are recognized as revenue, using the effective interest method, as principal payments are collected.

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period. The Company may from time to time make additional increases to the allowance based on debtor circumstances and economic conditions. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. The majority of the notes receivable have collateral in various forms, which may include a second lien position on the borrower’s home or property.  Actual results could differ from those estimates. Recoveries are recorded against the allowance when payments are received.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received. Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.

The following table details the activity in the allowance for doubtful accounts for the year ended November 30, 2008:

Year Ended November 30, 2008

Beginning balance	$—
Additions to allow for doubtful accounts	144,000
Recoveries	—
Charge offs	—

Ending balance	$144,000

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

(n) Deferred Costs

We have recorded acquisition costs related to the purchase of certain notes receivables and deferred loan costs associated with certain Company obligations. The acquisition costs are amortized over the remaining principal balance of the notes receivable and are recorded as contra revenue. The deferred loan costs are amortized over the remaining outstanding balance of the Company obligation and are recorded in operating interest expense. Any impact of prepayment of the balances by either the Company or our customers would be recognized in the period of prepayment.

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

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. Substantially all of the assets acquired by the Trust consisted of a portfolio of home improvement consumer receivables, some of which are collateralized or otherwise secured by interests in real estate. We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalents balances. At the same time, we will continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of dissolution or continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of the Trust, if properly marketed, whether through the use of reputable brokers or investment bankers, through an auction process or other strategies for maximizing proceeds from an asset disposition, for the then-current book value of the portfolios and within the timeframe necessary to complete the winding down of the Company prior to final dissolution of the Company.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.2 million

•                  debt financing of $34.9 million

The estimated fair value of the assets is based upon the acquisition of the Trust being a 1) negotiated transaction between independent third parties, 2) the notes receivable bear market rates of interest and 3) purchase discounts are recorded based on the negotiated difference between the face value and the amount paid for the notes receivable.  The following table summarizes the fair value of the assets acquired at the date of acquisition (in thousands):

Notes receivable	$41,572
Purchase discount	(715)
Interest receivable	242

$41,099

The following unaudited pro forma information presents the 2007 and 2008 combined results of operations of FCC Investment Trust I and the Company as if the acquisition had occurred on December 1, 2006.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited proforma information was prepared from the historical financial information of FCC Investment Trust I and the Company.

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

(7) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities as of November 30, 2008 and 2007 approximate fair value due to the short maturity of these instruments. The carrying value of notes receivable and notes payable also approximate fair value since these instruments bear market rates of interest, and notes receivable are net of allowances and purchase discounts.

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