Form 10-Q/A
period 2009-02-28
CLST HOLDINGS, INC.
filed 2009-11-05
CIK 913590

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    Yes ☐ No ☐

* The registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 originally filed with the SEC on April 14, 2009 (the “Original Form 10-Q”) in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-Q in its entirety.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above.

CLST HOLDINGS, INC.

INDEX TO FORM 10-Q/A

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

The following table details the activity in the allowance for doubtful accounts for the three months ended February 28, 2009:

Three Months Ended February 28, 2009

Beginning balance	$144,000
Additions to allow for doubtful accounts	703,000
Recoveries	—
Charge offs	—

Ending balance	$847,000

(c) Revenue Recognition

Revenues consist of interest earned, late fees and other miscellaneous charges. Revenues are not accrued on accounts over 120 days without payment activity, unless payment activity resumes.

(d)  Deferred Costs

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

(2) Discontinued Operations

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents for the quarter ended February 28, 2008, combined results of operations of FCC Investment Trust I and the Company as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited proforma information was prepared from the historical financial information of FCC Investment Trust I and the Company.

(unaudited, in thousands)

Proforma
February 28,
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

Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	24%
Ohio	21%
Massachusetts	6%
Florida	6%
New York	4%

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

Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, membership resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Ohio	17%
Florida	8%
Colorado	8%
Texas	6%
Pennsylvania	6%

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended November 30, 2008, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q/A.

Cautionary Statement Regarding Forward-Looking Statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q/A may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those statements discussed in the “Item 1A, Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from the U.S. Sale and Mexico Sale would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this quarterly report on Form 10-Q/A, in the proxy statement and elsewhere in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008.

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Recent Developments” below and “Item 1 Business — 2008 Business” of our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008 for further discussion with respect to our activities in this regard.  We expect that it will take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution.  Given this and the time necessary to complete the governmental requirements for dissolution, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our net operating losses.  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  As further described below under “Recent Developments,” our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that each of these acquisitions would provide a better investment return for our stockholders when compared to the low interest rates available on our cash investments and other investment alternatives although the acquisition would involve a higher risk profile than traditional cash deposits and other cash equivalents positions.  In addition, these investments offered the Company a way to utilize its historical tax net operating loss carryforwards (“NOLs”).  At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired, and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage.  The Board considered, among other things, spreading the Company’s cash among over a dozen financial institutions.  However, the Board did not believe spreading the Company’s cash among many different banks to be practical or cost efficient.  In addition, the Board considered various cash strategies including investing in a “ladder” of U.S. Treasury securities (securities of varying maturities) which would have resulted in higher yields than cash deposits, but would have required the Company to hold those securities in a brokerage firm and pay that firm a fee to arrange the transactions.  The Board did not believe that the increased yield provided by a ladder of U.S. Treasury securities, after associated fees and administrative costs, was likely to be significantly better than that of cash deposits, and did not believe that interest from U.S. Treasury securities would allow the Company to use its NOLs to shield income from taxes.  Finally, the Board was unsure how to assess the brokerage and custody risks associated with holding a ladder of U.S. Treasury securities through third parties, and felt that the risk was similar to that associated with commercial banks at the time.

                                                We believe that the market conditions have changed for our Trust I portfolio.  When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%.  Our recent experience has seen the default rate increase to the 6-7% range; accordingly, we have been increasing our allowances to reflect this change.

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

Recent Developments

CLST Asset I

On November 10, 2008, our Board unanimously approved the acquisition of all of the outstanding equity interest of the FCC Investment Trust I (“Trust I”) from Drawbridge Special Opportunities Fund LP through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries.  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a $34.9 million non-recourse term loan from Fortress Credit Co LLC (“Fortress”), an affiliate of the seller. The primary business of Trust I is to hold and collect certain receivables.

The approximate 6,000 receivables included in CLST Asset I are primarily consumer home improvement loans to individual homeowners. All loans represent loans to single family dwellings. As of the purchase date, a approximately 63% of the loans were secured through a second lien on the property, with the remainder being unsecured. Approximately 89% of the loans are in the Northeastern part of the United States with the remainder in Texas, Georgia and Missouri, and at the time of purchase of the portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

The following table reflects the loan origination year as of the purchase date:

Year of origination	% of CLST Asset I
2000 – 2004	8.4%
2005	8.1%
2006	17.3%
2007	36.4%
2008	29.8%
Total	100.0%

CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the purchase agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and various other parties, Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to utilize more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter 2009, when Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million. These receivables represent primarily home improvement loans originated through First Consumer Credit, LLC (“FCC”), the service provider of CLST Asset I.  Trust II borrowed $3.7 million utilizing the revolving facility.  Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	24%
Ohio	21%
Massachusetts	6%
Florida	6%
New York	4%

CLST Asset III

                                                Effective February 13, 2009, we, through CLST Asset III, LLC (the “CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company.  Messrs. Durham and Cochran own all of the outstanding equity of Fair. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Ohio	17%
Florida	8%
Colorado	8%
Texas	6%
Pennsylvania	6%

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

Subsidiaries

We are working steadily to complete a long list of actions necessary to complete the wind down of our historical business in an orderly fashion.  Completing the wind down is a cumbersome task that requires many steps and may take a significant amount of time. These steps include dissolving numerous subsidiaries, resolving pending litigation and completing various regulatory filings and other requirements. We cannot predict how long, how time-consuming or how costly resolution of the litigation matters will be. To date, we have completed and filed final sales tax returns and franchise tax returns for most of our entities. We have also completed the requirements to withdraw most of our entities from doing business in multiple state jurisdictions in the U.S. Furthermore, we are continuing to dissolve our foreign and domestic subsidiaries pursuant to the plan of dissolution. However, in order to protect the Company’s cash and other assets from any actual or potential liabilities of the Company’s direct and indirect subsidiaries, we will not dissolve our inactive direct or indirect domestic or foreign subsidiaries until the actual and contingent liabilities of each such subsidiary have been resolved or contingency reserves have been set aside sufficient to pay or make reasonable provision to pay all such subsidiary’s claims and obligations in accordance with applicable law. Specifically, we will not dissolve Audiomex Export Corp., National Auto Center, Inc. and CLST-NAC, Ltd., which are direct parties to, and NAC Holdings, Inc., which is an indirect party to, the arbitration proceeding for our claim in Mexico against the purchasers of the Mexico Sale until resolution of that claim.  In addition, in certain jurisdictions, the dissolution process is an extended one.

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

	CLST Asset I		CLST Asset II		CLST Asset III

Aggregate Outstanding Principal Balance of Receivables	$39.3	million	$5.4	million	$3.4	million

Reserves/Chargebacks	$0.8	million	$—	million	$—	million

Unamortized Purchase Discounts	$0.6	million	$0.5	million	$0.1	million

Deferred Acquisition Costs	$0.2	million	$0.1	million	$—	million

Net Receivables	$38.1	million	$5.0	million	$3.3	million

Notes Payable and Loans Outstanding	$32.5	million	$3.7	million	$0.9	million

Approximate Number of Customer Accounts	5,582		719		2,829

Average Outstanding Principal Balance per Account	$6,900		$7,681		$1,156

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

During the first quarter 2009, Trust II had collections from customers of $0.5 million, representing $0.4 million of principal payments and $0.1 million of interest and other charges.  Principal payments were particularly high as a significant amount of the loans we originated were paid in full. We do not expect this trend to continue long term. Also for the first quarter 2009, Trust II recorded revenues of $110,000 and operating expenses of $140,000, representing up front origination fees and servicing costs from FCC.  Interest expense was $30,000 for the quarter.

CLST Asset III

The results of CLST Asset III for the first quarter only reflect the activity for the partial month as we acquired these assets effective February 13, 2009. Collections for the quarter were $300,000 with the majority of the payment being applied to principal.  We recorded $27,000 of revenue reflecting interest and other fees collected from customers and per our agreement, we did not incur any servicing expenses.  Defaults of $23,250 during the quarter were applied to the notes payable to the seller per our purchase agreement.

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

CLST Asset III. During the first quarter of 2009 we did not make any cash payments of principal or interest under the Notes issued by CLST Asset III to Fair, Mr. Durham and Mr. Cochran. Instead, we applied $23,500 of delinquent receivables towards the principal and interest of the Notes.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The following table presents, as of February 28, 2009, an aging of each of our three portfolios:

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total
Receivables Aging (Principal)
Current 0-30 Days	$36,907,616	97.1%	$5,383,321	106.9%	$3,049,980	91.1%
31 - 60 Days	669,470	1.8%	—	0.0%	131,499	3.9%
61 - 90 Days	490,057	1.3%	—	0.0%	143,143	4.3%
91 + 120	378,729	1.0%	—	0.0%	93,021	2.8%
120+	846,766		—

Unamortized Purchase Discounts	(648,494)	-1.7%	(444,137)	-8.8%	(106,107)	-3.2%

Acquisition Fees	200,889	0.5%	97,314	1.9%	35,553	1.1%

Allowance for Doubtful Accounts	(846,766)

Total	$37,998,267	100.0%	$5,036,498	100.0%	$3,347,089	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days, a provision (reserve) is made for the account balance.  As of February 28, 2009, the allowance for doubtful accounts recorded for CLST Asset I is $0.8 million.  The allowance for CLST Asset I is expensed in provision for doubtful accounts.  For CLST Asset III, delinquent receivables are contractually charged against the Company’s debt incurred to acquire CLST Asset III.

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

New Accounting Pronouncements

Footnote 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no changes during the year ended November 30, 2008, to the significant accounting policies used in the preparation of our Consolidated Financial Statements.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures are not effective because we failed to include a clear conclusion with respect to the effectiveness of the Company’s internal control over financial reporting in the Management’s Report on Internal Control Over Financial Reporting in our Original Form 10-Q. We remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Original Form 10-Q to include a clear conclusion regarding the effectiveness of the Company’s internal control over financial reporting. We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

In December 2008, the Red Oak Group, by a telephone call from David Sandberg to Robert Kaiser, approached our Board of Directors about its interest in making a minority investment in the Company and obtaining control of the Company. Our Board responded by suggesting that the Red Oak Group and the Company discuss the Red Oak Group’s desire to make a minority investment and obtain control after the Company had filed its annual report with the SEC and made its results of operations available to stockholders.  On January 15, 2009, the Red Oak Group acquired 5,000 shares of our common stock in secondary market and privately negotiated transactions.  On or about January 30, 2009, the Red Oak Group requested that the Company provide a stockholder list and security position listings which it said it would use to make a tender offer.  On February 3, 2009, the Red Oak Group announced its plan to commence a tender offer to acquire up to 70% of our outstanding shares of common stock at $0.25 per share.  On February 5, 2009, we adopted a stockholder rights plan which became effective on February 16, 2009.  Stating as its reason the Company’s Rights Plan, the Red Oak Group announced on February 9, 2009 that it had abandoned its intention to make a tender offer.  Nevertheless, the Red Oak Group continued through February 13, 2009 to acquire shares of our common stock in the secondary market and privately negotiated transactions resulting in its beneficial ownership of 4,561,554 shares of our common stock, according to the Red Oak Group’s Schedule 13D filed with the SEC, representing approximately 19.05% of our outstanding common stock as of the record date. The Red Oak Group made its purchases of our common stock in open-market and privately negotiated transactions, and not by means of tender offer materials filed with the SEC. The Company alleges in the Federal Court Action discussed below that by doing so, the Red Oak Group unlawfully deprived our stockholders of the benefits of federal law regulating tender offers and such accumulations of common stock.  Among the consequences of this course of action is that the Company and third parties were unable to make competing, superior proposals to stockholders, and stockholders were deprived of the information that complying with federal tender offer rules requires they receive.

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

On March 2, 2009, certain members of the Red Oak Group and Jeffrey S. Jones (“Jones”) filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; an award of compensatory and punitive damages; the removal of Messrs. Kaiser, Durham, and Tornek from the Board; and that the Company hold an Annual Meeting of stockholders, or that the Company appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On March 13, 2009, we announced that we would hold our Annual Meeting of Stockholders on May 22, 2009 in Dallas, Texas, and that the close of business on April 2, 2009 would be the record date for the determination of stockholders entitled to receive notice of, and to vote at, the Annual Meeting or any adjournments or postponements thereof.

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We have taken the position that the Red Oak Group has not complied with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, LLC, a wholly owned subsidiary of CLST Financo, Inc., which is one of CLST’s direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust 1 from a third party for approximately $41.0 million; approval of the 2008 Long Term Incentive Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby CLST Asset Trust II, a newly formed trust wholly owned by CLST Asset II, LLC, a wholly owned subsidiary of CLST Financo, Inc. entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, LLC, a newly formed, wholly owned subsidiary of CLST Financo, Inc., which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board of Directors.

On April 6, 2009, we notified the Red Oak Group that our Board rejected the Red Oak Group’s nominations for Class I and Class II seats, as the nominations were not in accordance with our certificate of incorporation.  In addition, we also rejected the Red Oak Group’s proposals because they were not proper in form or substance under federal and state law to come before an Annual Meeting.  We offered to discuss the Red Oak Group’s concerns, director nominations, and stockholder proposals provided that (1) the Red Oak Group and the Company enter into a confidentiality and standstill agreement, (2) the Red Oak Group appropriately make publicly available disclosures regarding its rapid accumulation of the Company’s shares and its intentions to acquire control of the Company that are required by the federal securities laws, including in a Report on Schedule 13D, and (3) the Red Oak Group not vote the shares that the Company believes it to have acquired in violation of applicable law, including the tender offer rules and other rules regulating such accumulation of shares under the federal securities laws, at the Annual Meeting.

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

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, LLC, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in FCC Investment Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 long term incentive plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset Trust II, an indirect wholly owned subsidiary of the corporation, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, LLC, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair Finance Company and request the directors to take any available and appropriate actions.

On April 30, 2009, the Red Oak Group and Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition sought to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, Red Oak Partners, LLC, Pinnacle Fund, LLLP, Red Oak Fund, LP, and Jeffrey S. Jones amended their petition in the State Court Action to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.

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

On August 24, 2009, the Red Oak Group resubmitted its director nomination letter and its letter stating its intention to put forth the stockholder proposals, as mentioned in the March 19, 2009 and April 15, 2009 letters.

On August 25, 2009, the Court in the State Court Action set an evidentiary hearing on the plaintiffs’ Application for Temporary Injunction, which had yet to be filed, for October 7 and 8, 2009. The plaintiffs’ request for injunctive relief concerned Messrs. Kaiser, Durham, and Tornek voting any shares of stock acquired in the alleged self-interested transactions.

On August 28, 2009, the parties to the State Court Action executed a Stipulation Regarding the Company’s Annual Meeting of Stockholders (“Stipulation”).  The Court approved the Stipulation the same day and entered an Order identical to the Stipulation’s terms.  Pursuant to the Stipulation, absent a determination by the Court of good cause shown, the Company must hold its annual stockholders’ meeting for the election of one Class I director and one Class II director and consideration of any properly submitted proposals that are proper subjects for consideration at an annual meeting on October 27, 2009, with a record date for that meeting of September 25, 2009.  Good cause for delaying the Annual Meeting beyond October 27, 2009, and correspondingly amending the September 25, 2009 record date, includes among other things, situations where reasonable delay is necessary: (1) for the Board to avoid breaching any of their fiduciary duties to the Company or the Company’s stockholders; (2) to assure compliance with the Company’s certificate of incorporation and bylaws; (3) for the Company or the Board to comply with state or federal law; or (4) to assure compliance with any order of any court or regulatory authority having jurisdiction over the Company or members of its Board.

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

The evidentiary hearing for the State Court Action was held October 7 and 8, 2009.  On October 9, 2009, the Court denied Plaintiffs’ application for injunctive relief, which sought to enjoin Messrs. Kaiser, Durham, and Tornek from voting certain shares at the CLST annual shareholders’ meeting currently scheduled for October 27, 2009.   Further, the Court granted Defendants’ plea to the jurisdiction, granted Defendants’ motion to disqualify Plaintiffs, and dismissed Plaintiffs’ derivative claims.  Beyond that, the Court granted Defendants’ amended motion to stay, thereby staying all remaining direct claims asserted by Plaintiffs.   Defendants’ motion to disqualify Plaintiffs was based on Plaintiffs’ lack of adequacy to pursue derivative claims on the following grounds: (1) that Red Oak improperly brought derivative claims to advance its own personal interests; (2) that Red Oak had engaged in illegal conduct by violating federal securities laws; and (3) that Jones was only a tag-along plaintiff and therefore suffered the same adequacy problems as Red Oak, the driving force behind the State Court Action.  The Court reached each of these rulings after the two-day evidentiary hearing.

On October 14, 2009, the Court denied the Company’s application for preliminary injunction in the Federal Court Action.  The Federal Court Action remains pending.

On October 15, 2009, we applied to the Court, on an emergency basis, for an order to: (1) reopen this case for the limited purpose of modifying the Court’s Order Regarding Annual Meeting of Stockholders entered on August 28, 2009 (the “Annual Meeting Order”); (2) modify its Annual Meeting Order to prevent CLST from alternatively being in violation of (a) federal securities law, Delaware statutory law, and its Bylaws or (b) the Annual Meeting Order; (3) nullify the current September 25, 2009 record date; and (4) grant an emergency hearing as soon as possible.  A hearing was held on CLST’s emergency motion on October 16, 2009.  The Court continued the hearing until a time agreeable to the parties and the Court on or before October 26, 2009.

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

Item 1A.    Risk Factors

For risk factors, please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008.

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

Also, on December 1, 2008, our Board approved the grant of 900,000 shares of restricted Common Stock for no cash consideration to our directors as compensation for services during the fiscal year ended November 30, 2008. We granted 300,000 shares of restricted Common Stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda. Subsequently on March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock for no cash consideration to David Tornek in connection with his appointment as a director. The shares of Common Stock were issued by us in transactions exempt from registration pursuant to Section 4(2) of the Securities Act. On February 24, 2009, Mr. Rajegowda forfeited all option issuances provided to him during the course of his Board membership in connection with his resignation from the Board. See “Item 9B, other information—Resignation of Director” in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008.

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

10.4

Second Amended and Restated Revolving Credit Agreement, effective as of December 10, 2008, by and between Summit Consumer Receivables Fund, L.P., as originator, Summit Alternative Investments, LLC, as servicer, SSPE, LLC, as LLC borrower, SSPE Investment Trust I, as trust borrower, CLST Asset Trust II, as Trust II borrower, Summit Consumer Receivables Fund, L.P., as guarantor, Eric J. Gangloff, as guarantor, Fortress Credit Corp., as lender and administrative agent, U.S. Bank National Association, as collateral custodian, and Lyon Financial Services, Inc, as backup servicer.(1)

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and on the date of this Form 10-Q/A, and incorporated herein by reference.

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

10.7

Credit Agreement by and among FCC Finance LLC, as the servicer, FCC Investment Trust I, as the borrower, Fortress Credit Co LLC, as a lender and the administrative agent, U.S. Bank National Association, as the collateral custodian, and Lyon Financial Services, Inc., d/b/a/ U.S. Bank Portfolio Services, as the backup servicer, dated November 10, 2008.(1)

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009, and on the date of this Form 10-Q/A, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

99.1	Letter from Richards, Layton, & Finger P.A., legal counsel to Mr. Manoj Rajegowda, dated February 24, 2009.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K/A for the fiscal year ended November 30, 2008 and incorporated herein by reference.

†	Management contract, compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer, President,
Chief Financial Officer, Treasurer
(Principal Financial Officer)

November 4, 2009