Form 10-Q/A
period 2009-05-31
CLST HOLDINGS, INC.
filed 2009-11-05
CIK 913590

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2009 originally filed with the SEC on July 14, 2009 (the “Original Form 10-Q”) in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-Q in its entirety.

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

The following table details the activity in the allowance for doubtful accounts for the three months ended May 31, 2009 and the six months ended May 31, 2009:

	Three Months Ended May 31, 2009	Six Months Ended May 31, 2009
Beginning balance	$847,000	$144,000
Additions to allow for doubtful accounts	600,000	1,303,000
Recoveries	—	—
Charge offs	—	—

Ending balance	$1,447,000	$1,447,000

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

(2) Discontinued Operations

During fiscal year 2007 we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2008.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents for the three and six months ended May 31, 2008, combined results of operations of FCC Investment Trust I and the Company as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited pro forma information was prepared from the historical financial information of FCC Investment Trust I and the Company.

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

State	Percentage

Michigan	23%
Ohio	18%
Massachusetts	8%
Florida	5%
New York	5%

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended November 20, 2008 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q/A.

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

State	Percentage

Michigan	23%
Ohio	18%
Massachusetts	8%
Florida	5%
Pennsylvania	5%

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

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, LLC (“CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Fair Purchase Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Fair Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354, consisting of cash, common stock of the Company and six promissory notes. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products. Only 2% of these portfolios are home improvement loans and none of the loans are secured. The loans are through the 48 mainland states with the top five concentration as follows:

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

The following table shows certain information as of May 31, 2009 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.

	CLST Asset I	CLST Asset II		CLST Asset III

Aggregate Outstanding Principal Balance of Receivables	$37.6 million		$8.3 million	$2.7 million

Reserves/Chargebacks	$1.5 million	$	— million	$0.2 million

Unamortized Purchase Discounts	$0.6 million		$0.7 million	$0.1 million

Deferred Acquisition Costs	$0.1 million	$	— million	$0.1 million

Net Receivables	$35.6 million		$7.6 million	$2.5 million

Notes Payable and Loans Outstanding	$30.5 million		$5.7 million	$0.7 million

Approximate Number of Customer Accounts	5,481	1,086		2,226

Average Outstanding Principal Balance per Account	$6,847		$7,645	$1,120

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

For the second quarter of 2009, the Trust had total revenues of approximately $1.3 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.2 million, which included $0.6 million provision for doubtful accounts, $0.45 million of interest expense to Fortress, our lender, and $0.13 million of servicing expense to FCC.

CLST Asset II

Trust II had collections of approximately $1.1 million during the second quarter of 2009, reflecting principal payments of $892,000 and interest and other fees of $245,000.  For the quarter, revenues were $328,000.  The results benefited from an adjustment to origination costs of $95,000.  There were no defaults recorded during the quarter as we did not have any accounts past due greater than 120 days.  Interest expense under the credit facility was $67,000 while our servicing costs were $30,000.

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

For the six months ended May 31, 2009,total revenues for the period were approximately $2.8 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the period were $2.6 million, which included $1.3 million provision for doubtful accounts, $946,000 of interest expense to Fortress, our lender, and $309,000 of servicing expense to FCC.

CLST Asset II

Year to date collections for Trust II were $1.6 million representing $1.3 million of principal payments and $330,000 of interest and other charges.  Revenues for Trust II were $439,000 ear to date.  We have not provided any reserves for doubtful accounts as we do not have any past due accounts greater than 120 days.  Interest expense under the credit facility was $96,000 and loan servicing fees were $78,000 year to date.

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

CLST Asset III

For the six months ended May 31, 2009, collections for CLST Asset III were $1.1 million, representing $1.0 million of principal and $140,000 of interest and other fees.  Total revenue for the year was $149,000.  We incurred $12,000 of interest expense related to the sellers notes delivered as part of the purchase price.  Defaults of $170,000 during the year were applied to the notes payable to the seller per our purchase agreement.

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

Per our agreement, we paid the sellers the scheduled note payments, which amounted to $72,000.  The remaining obligation to the sellers, as of May 31, 2009, was $668,000 after the scheduled payment was made, interest was accrued and delinquent receivables were recorded.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The following table presents, as of May 31, 2009, an aging of each of our three portfolios:

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total
Receivables Aging (Principal)
Current 0-30 Days	$33,955,565	95.2%	$8,273,196	108.7%	$2,277,435	92.0%
31 - 60 Days	1,274,226	3.6%	14,738	0.2%	95,270	3.8%
61 - 90 Days	410,968	1.2%	981	0.0%	90,831	3.7%
91 + 120	439,654	1.2%	13,601	0.2%	36,186	1.5%
120+	1,447,263	4.1%	—

Unamortized Purchase Discounts	(622,052)	-1.7%	(719,747)	-9.5%	(78,748)	-3.2%

Acquisition Fees	195,080	0.5%	28,347	0.4%	55,042	2.2%

Allowance for Doubtful Accounts	(1,447,263)

Total	$35,653,441	100.0%	$7,611,116	100.0%	$2,476,016	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After  accounts are delinquent for 120 days, a provision (reserve) is made for the account balance.  As of May 31, 2009, the allowance for doubtful accounts recorded for CLST Asset I is $1.4 million. The allowance for CLST Asset I is expensed in provision for doubtful accounts.  For CLST Asset III, delinquent receivables are contractually charged against the Company’s debt incurred to acquire CLST Asset III.

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

Changes in Internal Control over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act. Beginning in February 2009 the Company added additional accounting resources in an effort to remedy the significant deficiencies and to assist with the current requirements.  There have been no other changes in our internal control over financial reporting during the three months ended May  31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008 continue to exist. However, in October 2009 the Company decided to separate the Chief Executive Officer role from the Chief Financial Officer role and has begun a search for a Chief Financial Officer.

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