Form 10-Q/A
period 2009-08-31
CLST HOLDINGS, INC.
filed 2009-11-05
CIK 913590

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2009 originally filed with the SEC on October 15, 2009 (the “Original Form 10-Q”) in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-Q in its entirety.

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

The following table details the activity in the allowance for doubtful accounts for the three months ended August 31, 2009 and the nine months ended August 31, 2009:

	Three Months ended August 31, 2009	Nine Months ended August 31, 2009
Beginning balance	$1,447,000	$144,000
Additions to allow for doubtful accounts	654,000	1,957,000
Recoveries	—	—
Charge offs	—	—

Ending balance	$2,101,000	$2,101,000

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

(4) Acquisition of new business

(a)         CLST Asset I

On November 10, 2008, we, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (the “Trust”) from a third party for approximately $41.0 million (the “Trust Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of the Trust was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of the Trust, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among the Trust, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust Credit Agreement”). The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents for the three and nine months ended August 31, 2008, combined results of operations of FCC Investment Trust I and the Company as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited proforma information was prepared from the historical financial information of FCC Investment Trust I and the Company.

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

During the nine months ended August 31, 2009, Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I.  Trust II borrowed $6.4 million utilizing the revolving facility.

Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	23%
Ohio	19%
Massachusetts	7%
Florida	5%
New York	5%

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

(9) Subsequent Events.

On October 16, 2009, we received a notice of default from Fortress stating that an event of default has occurred and is continuing under the Trust Credit Agreement. The Fortress notice alleges, without support, that the three-month rolling average annualized default rate of the Trust portfolio has exceeded 7.0%, thus breaching one of the covenants under the Trust Credit Agreement. The Fortress notice also alleges, again without support, that certain “irregularities” in payments received by the Trust exist, and that properly accounting for those “irregularities,” the three-month rolling average annualized default rate is 8.47%. We have not yet received the servicer reports that will allow us to make our own calculations of the three-month rolling average annualized default rate, nor have we had the opportunity to discuss with Fortress its allegations that “irregularities” exist and why those circumstances should result in a higher calculated three-month rolling average annualized default rate. We expect to receive the relevant information from Fortress and then explore the matters described in the Fortress notice in the near future. If a default in the covenants has occurred under the Trust Credit Agreement, the interest rate payable by the Trust will increase by an additional 2% per annum, and all collections by the Trust above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, will instead be applied to outstanding principal under the Trust Credit Agreement until the amount due has been reduced to zero. In addition, if a default under the Trust Credit Agreement exists and is continuing, Fortress is entitled to foreclose on the assets of the Trust and sell them to satisfy amounts due it under the Trust Credit Agreement. Only the Trust is liable for amounts due Fortress under the Trust Credit Agreement. Thus, although the Company could lose some or all of its investment in the Trust, we will not be obligated to pay any amounts due Fortress under the Trust Credit Agreement.

Management has performed an evaluation of the Company’s activity through November 4, 2009, and has concluded there are no other significant subsequent events requiring disclosure through the date these financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) for the year ended November 30, 2008 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q/A.

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

State	Percentage

Michigan	23%
Ohio	19%
Massachusetts	7%
Florida	5%
Pennsylvania	5%

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

The following table shows certain information as of August 31, 2009 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.

	CLST Asset I	CLST Asset II	CLST Asset III

Aggregate Outstanding Principal Balance of Receivables	$35.9 million	$7.7 million	$2.3 million

Reserves	$2.1 million	—	—

Unamortized Purchase Discounts	$0.6 million	$0.7 million	$0.1 million

Deferred Acquisition Costs	$0.1 million	—	$0.1 million

Net Receivables	$33.3 million	$7.0 million	$2.3 million

Notes Payable and Loans Outstanding	$28.7 million	$5.2 million	$0.7 million

Approximate Number of Customer Accounts	5,295	1,015	1,911

Average Outstanding Principal Balance per Account	$6,787	$7,561	$1,088

Three Months Ended August 31, 2009, Compared to Three Months Ended August 31, 2008

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

CLST Asset III

For the nine months ended August 31, 2009, collections for CLST Asset III were $1.6 million, representing $1.4 million of principal and $0.3 million of interest and other fees.  Total revenue for the year was $244,000.  We incurred $19,000 of interest expense related to the sellers notes delivered as part of the purchase price.  Defaults of $170,000 during the year were applied to the notes payable to the seller per our purchase agreement..

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

The remaining obligation to the sellers, as of August 31, 2009, was $676,000 after interest was accrued and delinquent receivables were recorded.

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

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total
Receivables Aging (Principal)
Current 0-30 Days	$31,683,282	94.7%	$7,616,190	108.3%	$1,961,055	93.3%
31 - 60 Days	1,175,113	3.5%	39,435	0.6%	40,745	1.9%
61 - 90 Days	642,203	1.9%	18,957	0.3%	73,741	3.5%
91 + 120	356,116	1.1%	—	0.0%	42,518	2.0%
120+	2,080,683		19,836

Unamortized Purchase Discounts	(583,714)	-1.7%	(665,312)	-9.5%	(65,759)	-3.1%

Acquisition Fees	183,057	0.5%	26,203	0.4%	48,492	2.3%

Allowance for Doubtful Accounts	(2,080,683)		(19,836)

Total	$33,456,057	100.0%	$7,035,473	100.0%	$2,100,792	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days, a provision (reserve) is made for the account balance. As of August 31, 2009, the allowance for doubtful accounts recorded for CLST Asset I and CLST Asset II is $2.0 million and $20,000, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts. For CLST Asset III, delinquent receivables are charged against the Company’s debt incurred to acquire CLST Asset III.

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

Changes in Internal Control over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act. Beginning in February 2009 the Company added additional accounting resources in an effort to remedy the significant deficiencies and to assist with the current requirements.  There have been no other changes in our internal control over financial reporting during the three months ended August  31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008, continue to exist. However, in September 2009 the Company decided to separate the Chief Executive Officer role from the Chief Financial Officer role and has begun a search for a Chief Financial Officer.

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

Item 5.       Other Information

On July 31, 2009 and October 9, 2009, the Company received comment letters from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Annual Report on Form 10-K/A for the year ended November 30, 2008 and review of our Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2009. The Company has included its proposed additional disclosures in this Form 10-Q/A in its response to the SEC’s comment letters.

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