Form 10-Q/A
period 2009-02-28
CLST HOLDINGS, INC.
filed 2010-01-29
CIK 913590

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2009 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on November 5, 2009, in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-Q in its entirety.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above.

CLST HOLDINGS, INC.

INDEX TO FORM 10-Q/A

		Page

PART I— FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS as of February 28, 2009 (unaudited) and November 30, 2008	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) for the three months ended February 28, 2009 and February 29, 2008	4
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited) for the three months ended February 28, 2009 and February 29, 2008	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the three months ended February 28, 2009 and February 29, 2008	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	7
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
Item 4T.	CONTROLS AND PROCEDURES	28

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	29
Item 1A.	RISK FACTORS	32
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
Item 3.	DEFAULTS UPON SENIOR SECURITIES	33
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
Item 5.	OTHER INFORMATION	33
Item 6.	EXHIBITS	33
	SIGNATURES	35

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

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I (“Trust I”), and on December 12, 2008 we purchased certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I and SSPE, LLC. Subsequently, on February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of liquidation and dissolution. We believe that should we decide that continuing with the plan of liquidation and dissolution is in the best interest of our stockholders, we will be able to dispose of these assets on favorable terms prior to the time that we would be in a position to make a final distribution to stockholders and terminate our corporate existence.

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period. The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific note receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. The majority of the notes receivable have collateral in various forms, which may include a second lien position on the borrower’s home or property. Actual results could differ from those estimates. Recoveries are recorded against the allowance when payments are received. Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received. Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.

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

(4) Acquisition of new business

(a)         CLST Asset I

On November 10, 2008, we, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million (the “Trust I Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, the lender, FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

The repayment terms on the accounts are standardized, but are dependent on the form of agreement used by the originator. Customers are required to make monthly payments until the loans are paid in full. At the time of purchase of the CLST Asset I portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. Substantially all of the assets acquired by Trust I consisted of a portfolio of home improvement consumer receivables, some of which are collateralized or otherwise secured by interests in real estate. We are engaging in the business of holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalents balances. At the same time, we will continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of dissolution or continuing to do business in one or more of our historic lines of business or related businesses or in a new line of business. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of Trust I, if properly marketed, whether through the use of reputable brokers or investment bankers, through an auction process or other strategies for maximizing proceeds from an asset disposition, within the timeframe necessary to complete the winding down of the Company prior to final dissolution of the Company.

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit. As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900. These loans are all home improvement, repair and other home related loans to homeowners of which approximately 63% were secured with a second lien on the property, with the remainder being unsecured. Approximately 89% of the loans are in the Northeast with the remainder in Texas, Georgia and Missouri. As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%. We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement as of the October 31, 2008 cut-off date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended February 28, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust I Purchase Agreement.

When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.

The Trust I Credit Agreement provides for a non-recourse, term loan of approximately $34.9 million, maturing on November 10, 2013. The term loan bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust I Credit Agreement). The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.

The Trust I Credit Agreement provides the material terms and conditions for the services to be performed by the servicer. In return, Trust I pays the servicer a monthly servicing fee equal to 1.5%, per annum of the then aggregate outstanding principal balance of the receivables.

Portfolio collections are distributed on a monthly basis. Absent an event of default, after payment of the servicing fee and other fees and expenses due under the Trust I Credit Agreement and the required principal and interest payments to the lender under the Trust I Credit Agreement, all remaining amounts from portfolio collections are paid to Trust I and are available for distribution to CLST Asset I and subsequently to Financo.

Principal payments on the term loan are due monthly to the extent that the aggregate principal amount of the term loan outstanding exceeds the sum of (a) the sum for each outstanding receivable of the product of (1) 85%, (2) the then-current aggregate unpaid principal balance of such receivable and (3) a percentage specified in the Trust I Credit Agreement based upon the aging of such receivable, and (b) amounts on deposit in the collection account for the receivables net of any accrued and unpaid interest on the loan and fees due to the servicer, the backup servicer, the collateral custodian and the owner trustee (the “Maximum Advance Amount”).

Principal payments are also due within five business days of any time that the aggregate principal amount of the term loan outstanding exceeds the Maximum Advance Amount. The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses are due on the maturity date. Interest payments on the term loan are due monthly.

The Trust I Credit Agreement contains customary covenants for facilities of its type, including among other things covenants that restrict Trust I’s ability to incur indebtedness, grant liens, dispose of property, pay dividends, make certain acquisitions or to take actions that would negatively affect Trust I’s special purpose vehicle status. Generally, these covenants do not impact the activities that may be undertaken by the Company. The Trust I Credit Agreement contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations, default under certain other agreements of Trust I, bankruptcy or insolvency of Trust I, the occurrence of an event which causes a material adverse effect on Trust I, the occurrence of certain defaults by the servicer, entry of certain material judgments against Trust I, and the occurrence of a change of control or certain material events and the issuance of a qualified audit opinion with respect to Trust I’s financials.

In addition, an event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. If an event of default occurs, all of Trust I’s obligations under the Trust I Credit Agreement could be accelerated by the lender, causing the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents for the quarter ended February 28, 2008, combined results of operations of Trust I and the Company as if the acquisition had occurred on December 1, 2007. The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. The unaudited proforma information was prepared from the historical financial information of Trust I and the Company.

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

(b)   CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”). Our Board unanimously approved the transaction. We have fulfilled our original commitment to purchase from the sellers receivables of at least $2 million pursuant to the Trust II Purchase Agreement. We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009. Also, pursuant to the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, the originator, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), the lender, the initial servicer, the backup servicer, the guarantor, and the collateral custodian (the “Trust II Credit Agreement”), we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended February 28, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

The purchases of receivables by the Trust II from the sellers under the Trust II Purchase Agreement and other approved sellers or dealers will be financed by cash on hand and by advances under a non-recourse, revolving facility provided by a third party lender. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement. The Trust II has become a co-borrower under that facility and has pledged its assets to secure performance by the borrowers thereunder. The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50,000,000. Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II. With the consent of its co-borrowers, the Trust II may utilize more than $15,000,000 of the aggregate availability under the revolving facility. Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. The terms and conditions of the revolver are set forth in the Trust II Credit Agreement and the letter agreement, effective as of December 10, 2008, among the Trust II, Financo, the originator, the co-borrowers, the initial servicer, and the guarantor (the “Letter Agreement”). Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables (“Maximum Advance”).

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

(c)          CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, LLC (“CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase Agreement”). Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354 as follows:

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

We received a fairness opinion of Business Valuation Advisors (“BVA”) stating that BVA is of the opinion that the consideration paid by us pursuant to the Trust III Purchase Agreement is fair, from a financial point of view, to our nonaffiliated stockholders.  A copy of the fairness opinion was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2009.  The shares of Common Stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  As additional inducement for CLST Asset III to enter into the Trust III Purchase Agreement, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower.

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

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Trust III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%. We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended February 28, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full. For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date. The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million. Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers. Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes. Defaults of $23,250 during the quarterly period ended February 28, 2009 were applied to the notes payable to the sellers.

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

(7) New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 became effective for us December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 1, 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A filed with the SEC for the fiscal year ended November 30, 2008, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q/A.

Cautionary Statement Regarding Forward-Looking Statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q/A may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CLST Holdings, Inc., formerly CellStar Corporation, and subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those statements discussed in the “Item 1A, Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Recent Developments” below and “Item 1 Business — 2008 Business” of our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008 for further discussion with respect to our activities in this regard.  We expect that it will take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution.  Given this and the time necessary to complete the governmental requirements for dissolution, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our net operating losses (“NOLs”).  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  As further described below under “Recent Developments,” our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that each of these acquisitions would provide a better investment return for our stockholders when compared to the low interest rates available on our cash investments and other investment alternatives although the acquisition would involve a higher risk profile than traditional cash deposits and other cash equivalents positions.  At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired, and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage.  The Board considered, among other things, spreading the Company’s cash among over a dozen financial institutions.  However, the Board did not believe spreading the Company’s cash among many different banks to be practical or cost efficient.  In addition, the Board considered various cash strategies including investing in a “ladder” of U.S. Treasury securities (securities of varying maturities) which would have resulted in higher yields than cash deposits, but would have required the Company to hold those securities in a brokerage firm and pay that firm a fee to arrange the transactions.  The Board did not believe that the increased yield provided by a ladder of U.S. Treasury securities, after associated fees and administrative costs, was likely to be significantly better than that of cash deposits, and did not believe that interest from U.S. Treasury securities would allow the Company to use its NOLs to shield income from taxes.  Finally, the Board was unsure how to assess the brokerage and custody risks associated with holding a ladder of U.S. Treasury securities through third parties, and felt that the risk was similar to that associated with commercial banks at the time.

Our Board understood that to obtain higher returns on its investments, the Company would have to assume a higher risk of loss.  The Board believed that the opportunity offered by these purchases to earn higher returns than offered by cash and demand deposits, would offset the increased risks, and offer the Board a way of maximizing the value of the Company for the stockholders.  In addition, these investments offered the Company an opportunity to utilize its NOLs if the returns resulted in positive income for the Company.  The purchases the Company made utilized borrowed money.  Using borrowed money to purchase an income generating asset increases the return on investment, but increases the risk of loss on that investment.  The Board carefully considered the amount of leverage in each of its purchases, believing each investment would be able to generate sufficient income to pay interest and principal on the debt, and still produce an attractive return for the Company and its stockholders.  In considering the risk associated with leverage, the Board considered a number of different scenarios for performance of the investments, including the risk associated with increased default rates.  The Board did not expect default rates to increase to current levels, but did consider that and other possibilities.  In addition, the Board considered the costs associated with investments in our portfolios, including the ongoing costs of paying a servicer to service the portfolio, as part of its consideration of the overall potential return associated with those investments.

When we purchased FCC Investment Trust I (“Trust I”), the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I, LLC (“CLST Asset I”).

Upon examination of CLST Asset Trust II (“Trust II”) and CLST Asset III, LLC (“CLST Asset III”), we believe that the circumstances of these portfolios are different from those of Trust I.  As of the date we acquired Trust I, approximately 39% of the receivables in the Trust I portfolio had credit scores higher than 676.  Trust II contains new originations with higher credit requirements than the requirements for the Trust I portfolio.  Since Trust II is comprised of new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680.  Further, we acquired the Trust I portfolio at a discount of approximately 3% and acquired the Trust II portfolio at a discount of approximately 10%.  Therefore the Trust II portfolio has a very different risk profile when compared to Trust I, and we anticipate that as a result of holding receivables from borrowers with higher credit scores, Trust II will experience lower rates of default.  The sellers of the CLST Asset III portfolio bear a portion of the default risk for receivables in that portfolio, and that risk is secured by our ability to offset against amounts we owe the sellers on the purchase price.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  The difference in the purchase discounts between CLST Asset I and CLST Asset II, LLC (“CLST Asset II”) was impacted by the tightening of the credit markets between the time of these two acquisitions.

The Company has not performed a market check and, as a result, cannot give any assurance that the portfolios can be sold on favorable terms or within any particular time frame given the risk and uncertainties associated with current economic conditions.  Our Board believes that a quick sale of our portfolio assets at the current time is unlikely to yield the same value to the Company as a sale in an orderly course in the future.  Among other things, our Board believes economic conditions will improve over the next few years, along with credit market conditions and conditions affecting consumer default rates.  Because the Company’s winding up will take several years, the Company has the ability to wait until economic conditions improve before it sells its portfolio assets.  For the same reason, the Company has the ability to market those assets, in the future, in an orderly fashion designed to enhance any sales proceeds over what could be received in a quicker sale at the current time.  While the Company continues its winding up activities, it will receive collections on the portfolios, and its overall book investment in the portfolios will decline.  At the same time, the size of the portfolios and the debt associated with them will also decline as the assets and related indebtedness liquidate themselves.  For those reasons, the Board believes that, based upon the assumptions above, a sale of the Company’s portfolio assets in the future will likely result in greater value to the Company than a rapid sale at the current time.

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period. The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific note receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  The Company may from time to time make additional increases to the allowance based on the foregoing factors.  Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. The majority of the notes receivable have collateral in various forms, which may include a second lien position on the borrower’s home or property.  Actual results could differ from those estimates. Recoveries are recorded against the allowance when payments are received.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received. Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.

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

Recent Developments

CLST Asset I

On November 10, 2008, our Board unanimously approved the acquisition of all of the outstanding equity interest of Trust I from Drawbridge Special Opportunities Fund LP through CLST Asset I, a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries through entry into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party (the “Trust I Purchase Agreement”).  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, the lender, FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). The primary business of Trust I is to hold and collect certain receivables.

The approximate 6,000 receivables included in CLST Asset I are all home improvement, repair and other home related loans to homeowners. All loans represent loans to single family dwellings. As of the purchase date, a approximately 63% of the loans were secured through a second lien on the property, with the remainder being unsecured. Approximately 89% of the loans are in the Northeastern part of the United States with the remainder in Texas, Georgia and Missouri, and at the time of purchase of the portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

The following table reflects the loan origination year as of the purchase date:

Year of origination	% of CLST Asset I
2000 – 2004	8.4%
2005	8.1%
2006	17.3%
2007	36.4%
2008	29.8%
Total	100.0%

CLST Asset II

On December 12, 2008, we, through Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008 (the “Trust II Purchase Agreement”), to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the Trust II Purchase Agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”), Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to utilize more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter 2009, when Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I.  Trust II borrowed $3.7 million utilizing the revolving facility.  Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	24%
Ohio	21%
Massachusetts	6%
Florida	6%
New York	4%

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

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

CLST Asset I

The Trust I collections from customers for the first quarter of 2009 were approximately $3.1 million, representing $1.6 million of principal payments and $1.5 million of interest and other charges. As of February 28, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $38.5 million, which represents 94.0% of the original purchase price of $41.0 million. The ending balance consists of approximately 5,582 customer accounts, with an average outstanding principal balance per account of approximately $6,900 and an average FICO score of 655. The average interest rate for these accounts was 14.4%. Total assets of Trust I at the end of the quarter net of reserves were $40.0 million, excluding certain accrued interest and deferred cost.

Total revenues for the quarter were $1.5 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.4 million, which included $0.7 million provision for doubtful accounts, $0.5 million of interest expense to Fortress, our lender, and $0.2 million of servicing expense to FCC.

When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.

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

Liquidity and Capital Resources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of Trust I in November 2008, we met our cash needs with existing funds and interest and investment income generated by our cash and cash equivalents. At February 28, 2009, we had cash and cash equivalents of approximately $6.4 million, down from $9.8 million at November 30, 2008. Historically we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits with our primary bank, Texas Capital Bank.  To date, we have financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our Common Stock, and we expect that any future portfolio acquisition would be financed with cash on hand and cash from operations, non-recourse debt and additional issuance of our Common Stock.

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

Also, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement as of the October 31, 2008 cut-off date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended February 28, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust I Purchase Agreement.

CLST Asset II. In conjunction with the loan entered into between Trust II, Summit and various other parties, Trust II has become a co-borrower under a $50 million credit agreement that permits Trust II to utilize more than $15 million of the aggregate availability under the revolving facility.

Also, pursuant to the Trust II Credit Agreement, we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended February 28, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

CLST Asset III. During the first quarter of 2009 we did not make any cash payments of principal or interest under the Notes issued by CLST Asset III to Fair, Mr. Durham and Mr. Cochran. Instead, we applied $23,500 of delinquent receivables towards the principal and interest of the Notes.

Also, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended February 28, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  Defaults of $23,250 during the quarterly period ended February 28, 2009 were applied to the notes payable to the sellers.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The table below contains performance information for the receivables as of and for the quarter ended February 28, 2009.  The composition of the portfolios is expected to change over time.  The future performance of the receivables in the portfolios may be different from the historical performance set forth below.  The table below also sets forth our aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the quarter ended February 28, 2009.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and rising unemployment have contributed to the significant increases in delinquencies for 2009 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience set forth below.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total
Receivables Aging (Principal)
Current 0-30 Days	$36,907,616	97.1%	$5,383,321	106.9%	$3,049,980	91.1%
31 - 60 Days	669,470	1.8%	—	0.0%	131,499	3.9%
61 - 90 Days	490,057	1.3%	—	0.0%	143,143	4.3%
91 + 120	378,729	1.0%	—	0.0%	93,021	2.8%
120+	846,766		—

Unamortized Purchase Discounts	(648,494)	-1.7%	(444,137)	-8.8%	(106,107)	-3.2%

Acquisition Fees	200,889	0.5%	97,314	1.9%	35,553	1.1%

Allowance for Doubtful Accounts	(846,766)	—	—	—	—	—

Total	$37,998,267	100.0%	$5,036,498	100.0%	$3,347,089	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days, a provision (reserve) is made for the account balance.  As of February 28, 2009, the allowance for doubtful accounts recorded for CLST Asset I is $0.8 million.  The allowance for CLST Asset I is expensed in provision for doubtful accounts.  For CLST Asset III, delinquent receivables are contractually charged against the Company’s debt incurred to acquire CLST Asset III.  Defaults of $23,250 during the quarterly period ended February 28, 2009, were applied to the notes payable to the sellers.

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

Changes in Internal Control over Financial Reporting

To address the Company’s lack of adequate segregation of duties around check writing, the Company hired an accountant beginning in January 2009. The new accountant participates in the duties around check writing and the review of financial reports for reasonableness.  To address the Company’s lack of sufficient accounting technical expertise, during 2009 the Company brought in additional accounting technical expertise as needed.  There have been no other changes in our internal control over financial reporting during the three months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008 continue to exist.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

In December 2008, the Red Oak Group, by a telephone call from David Sandberg to Robert Kaiser, approached our Board about its interest in making a minority investment in the Company and obtaining control of the Company. Our Board responded by suggesting that the Red Oak Group and the Company discuss the Red Oak Group’s desire to make a minority investment and obtain control after the Company had filed its annual report with the SEC and made its results of operations available to stockholders.  On January 15, 2009, the Red Oak Group acquired 5,000 shares of our common stock in secondary market and privately negotiated transactions.  On or about January 30, 2009, the Red Oak Group requested that the Company provide a stockholder list and security position listings which it said it would use to make a tender offer.  On February 3, 2009, the Red Oak Group announced its plan to commence a tender offer to acquire up to 70% of our outstanding shares of common stock at $0.25 per share.  On February 5, 2009, we adopted a stockholder rights plan which became effective on February 16, 2009.  Stating as its reason the Company’s Rights Plan, the Red Oak Group announced on February 9, 2009 that it had abandoned its intention to make a tender offer.  Nevertheless, the Red Oak Group continued through February 13, 2009 to acquire shares of our common stock in the secondary market and privately negotiated transactions resulting in its beneficial ownership of 4,561,554 shares of our common stock, according to the Red Oak Group’s Schedule 13D filed with the SEC, representing approximately 19.05% of our outstanding common stock as of the record date. The Red Oak Group made its purchases of our common stock in open-market and privately negotiated transactions, and not by means of tender offer materials filed with the SEC. The Company alleges in the Federal Court Action discussed below that by doing so, the Red Oak Group unlawfully deprived our stockholders of the benefits of federal law regulating tender offers and such accumulations of common stock.  Among the consequences of this course of action is that the Company and third parties were unable to make competing, superior proposals to stockholders, and stockholders were deprived of the information that complying with federal tender offer rules requires they receive.

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

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Long Term Incentive Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 long term incentive plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset II, an indirect wholly owned subsidiary of the corporation, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

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

10.4

Second Amended and Restated Revolving Credit Agreement, effective as of December 10, 2008, by and between Summit Consumer Receivables Fund, L.P., as originator, Summit Alternative Investments, LLC, as servicer, SSPE, LLC, as LLC borrower, SSPE Investment Trust I, as trust

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009 and on the date of this Form 10-Q/A, and incorporated herein by reference.

borrower, CLST Asset Trust II, as Trust II borrower, Summit Consumer Receivables Fund, L.P., as guarantor, Eric J. Gangloff, as guarantor, Fortress Credit Corp., as lender and administrative agent, U.S. Bank National Association, as collateral custodian, and Lyon Financial Services, Inc, as backup servicer. (1)

10.5

Letter Agreement, effective as of December 10, 2008, by and between CLST Asset Trust II, CLST Financo, Inc., Summit Consumer Receivables Fund, L.P., Summit Alternative Investments, LLC, SSPE, LLC, SSPE Investment Trust I, and Eric J. Gangloff.

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

10.7

Credit Agreement by and among FCC Finance LLC, as the servicer, FCC Investment Trust I, as the borrower, Fortress Credit Co LLC, as a lender and the administrative agent, U.S. Bank National Association, as the collateral custodian, and Lyon Financial Services, Inc., d/b/a/ U.S. Bank Portfolio Services, as the backup servicer, dated November 10, 2008. (1)

Previously filed as an exhibit to a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 5, 2009 and on the date of this Form 10-Q/A, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

99.1	Letter from Richards, Layton, & Finger P.A., legal counsel to Mr. Manoj Rajegowda, dated February 24, 2009.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K/A for the fiscal year ended November 30, 2008 and incorporated herein by reference.

†    Management contract, compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer and President

By:	/s/ William E. Casper
William E. Casper
Chief Financial Officer

January 29, 2010