Form 10-Q/A
period 2009-05-31
CLST HOLDINGS, INC.
filed 2010-01-29
CIK 913590

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2009 originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2009 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on November 5, 2009, in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-Q in its entirety.

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

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit. As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900. These loans are all home improvement, repair and other home related loans to homeowners of which approximately 63% were secured with a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeast with the remainder in Texas, Georgia and Missouri.  As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%. We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement as of the October 31, 2008 cut-off date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended May 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust I Purchase Agreement.

When we purchased Trust I, the historical default rate for the previous three years for our portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.

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

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The following unaudited pro forma information presents for the three and six months ended May 31, 2008, combined results of operations of Trust I and the Company as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited pro forma information was prepared from the historical financial information of Trust I and the Company.

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

(b)      CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”). Our Board unanimously approved the transaction. We have fulfilled our original commitment to purchase from the sellers receivables of at least $2 million pursuant to the Trust II Purchase Agreement. We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009. Also, pursuant to the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, the originator, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), the lender, the initial servicer, the backup servicer, the guarantor, and the collateral custodian (the “Trust II Credit Agreement”), we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended May 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

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

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Trust III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%.  We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.   For the quarterly period ended May 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  Defaults of $147,000 during the quarterly period ended May 31, 2009 were applied to the notes payable to the sellers.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A filed with the SEC for the fiscal year ended November 20, 2008 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q/A.

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

When we purchased FCC Investment Trust I (“Trust I”), the historical default rate for the previous three years for our portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I, LLC (“CLST Asset I”).

Upon examination of CLST Asset Trust II (“Trust II”) and CLST Asset III, LLC (“CLST Asset III”), we believe that the circumstances of these portfolios are different from those of Trust I.  As of the date we acquired Trust I, approximately 39% of the receivables in the Trust I portfolio had credit scores higher than 676.  Trust II contains new originations with higher credit requirements than the requirements for the Trust I portfolio.  Since Trust II is comprised of new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680.  Further, we acquired the Trust I portfolio at a discount of approximately 3% and acquired the Trust II portfolio at a discount of approximately 10%.  Therefore the Trust II portfolio has a very different risk profile when compared to Trust I, and we anticipate that as a result of holding receivables from borrowers with higher credit scores, Trust II will experience lower rates of default.  The sellers of the CLST Asset III portfolio have retained the risk of collectability of the receivables in that portfolio for up to an amount equal to the principal amount of the notes issued by the Company to the sellers.  At the time of the closing of the acquisition of the CLST Asset III portfolio, the notes issued to the sellers represented approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  The difference in the purchase discounts between CLST Asset I and CLST Asset II, LLC (“CLST Asset II”) was impacted by the tightening of the credit markets between the time of these two acquisitions.

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

CLST Asset II

On December 12, 2008, we, through Trust II, a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008 (the “Trust II Purchase Agreement”), to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the Trust II Purchase Agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”), Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter of 2009, when Trust II purchased $5.8 million of receivables with an aggregate purchase discount of $0.5 million. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I.  Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	23%
Ohio	18%
Massachusetts	8%
Florida	5%
Pennsylvania	5%

During the second quarter of 2009 we were informed by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  This reduction is reflected in the Amendment to the Trust II Credit Agreement, attached to this Form 10-Q/A as Exhibit 10.2.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of May 31, 2009, Trust II had an outstanding balance of approximately $7.6 million.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354, consisting of cash, common stock of the Company and six promissory notes. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products and home improvement and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

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

	CLST Asset I		CLST Asset II		CLST Asset III

Aggregate Outstanding Principal Balance of Receivables	$37.6	million	$8.3	million	$2.7	million

Reserves/Chargebacks	$1.5	million	$—	million	$0.2	million

Unamortized Purchase Discounts	$0.6	million	$0.7	million	$0.1	million

Deferred Acquisition Costs	$0.1	million	$—	million	$0.1	million

Net Receivables	$35.6	million	$7.6	million	$2.5	million

Notes Payable and Loans Outstanding	$30.5	million	$5.7	million	$0.7	million

Approximate Number of Customer Accounts	5,481		1,086		2,226

Average Outstanding Principal Balance per Account	$6,847		$7,645		$1,120

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

Provision for Doubtful Accounts. Provision for doubtful accounts for the second quarter of 2009 were $600,000, reflecting accounts greater than 120 days past due in CLST Asset I.  CLST Asset II and CLST Asset III had no provision for doubtful accounts as CLST Asset II had no accounts greater than 120 days past due and any defaulted receivables under CLST Asset III were offset per the requirement that the sellers must jointly and severally pay CLST Asset III the outstanding balance of any defaulted receivable, within the parameters of the Trust III Purchase Agreement.  We did not make a provision for doubtful accounts in the second quarter of 2008.

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

CLST Asset I

Trust I’s collections for the second quarter of 2009 were approximately $3.1 million, representing $1.8 million of principal payments and $1.3 million of interest and other charges.  As of May 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $36.1 million, which represents 88% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,481 customer accounts, with an average outstanding principal balance per account of approximately $6,847 and an average FICO score of 655.  The average interest rate for these accounts was 14.4%.  Total assets of Trust I at the end of the quarter net of reserves were $36.2 million, excluding certain accrued interest and deferred cost.

For the second quarter of 2009, Trust I had total revenues of approximately $1.3 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.2 million, which included $0.6 million provision for doubtful accounts, $0.45 million of interest expense to Fortress, our lender, and $0.13 million of servicing expense to FCC.

When we purchased Trust I, the historical default rate for the previous three years for our portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.

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

CLST Asset III

Collections for the second quarter of 2009 were $903,000, representing $787,000 of principal and $116,000 of interest and fees.  For the quarter, CLST Asset III also recorded revenues of $121,000 reflecting interest and other fees collected from customers.  Defaults of $147,000 during the quarter were applied to the notes payable to the seller per our purchase agreement.

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

CLST Asset I

For the six months ended May 31, 2009, collections for Trust I were $6.2 million, representing $3.4 million of principal payments and $2.8 million of interest and payments and other charges.   As of May 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $36.1 million, which represents 88% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,481 customer accounts, with an average outstanding principal balance per account of approximately $6,847 and an average FICO score of 655.  The average interest rate for these accounts was 14.4%.  Total assets of Trust I at May 31, 2009 net of reserves were $36.2 million, excluding certain accrued interest and deferred cost.

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

Financing Activities. The net cash used in financing activities for the six months ended May 31, 2009 was $4.5 million compared to zero for the same period in 2008.  The cash used in financing activities in 2009 was used to reduce the outstanding debt principal balance under both the Trust I Credit Agreement and Trust II Credit Agreement.

Liquidity Sources.

CLST Asset I.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement. The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust I Credit Agreement). The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.

Also, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement as of the October 31, 2008 cut-off date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended May 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust I Purchase Agreement.

An event of default occurs under the Trust I Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the second quarter of 2009, these default rates were 5.14% and 6.34%, respectively.

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

Also, pursuant to the Trust II Credit Agreement, we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended May 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

CLST Asset III. The consideration paid by CLST Asset III in return for assets acquired under the Trust III Purchase Agreement, was financed in part by the issuance of common stock and promissory notes to the sellers.  We issued 2,496,077 shares of our common stock at a price of $0.36 per share.  In addition, we issued the sellers six promissory notes with an aggregate original stated principal amount of $898,588 (the “Notes”), of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran. The Notes are full-recourse with respect to CLST Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”)  are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

Also, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended May 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  Defaults of $147,000 during the quarterly period ended May 31, 2009 were applied to the notes payable to the sellers.

Per our agreement, we paid the sellers the scheduled note payments, which amounted to $72,000.  The remaining obligation to the sellers, as of May 31, 2009, was $668,000 after the scheduled payment was made, interest was accrued and delinquent receivables were recorded.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The table below contains performance information for the receivables as of and for the quarter ended May 31, 2009.  The composition of the portfolios is expected to change over time.  The future performance of the receivables in the portfolios may be different from the historical performance set forth below.  The table below also sets forth our aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the quarter ended May 31, 2009.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and rising unemployment have contributed to the significant increases in delinquencies for 2009 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience set forth below.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total
Receivables Aging (Principal)
Current 0-30 Days	$33,955,565	95.2%	$8,273,196	108.7%	$2,277,435	92.0%
31 - 60 Days	1,274,226	3.6%	14,738	0.2%	95,270	3.8%
61 - 90 Days	410,968	1.2%	981	0.0%	90,831	3.7%
91 + 120	439,654	1.2%	13,601	0.2%	36,186	1.5%
120+	1,447,263	4.1%	—

Unamortized Purchase Discounts	(622,052)	-1.7%	(719,747)	-9.5%	(78,748)	-3.2%

Acquisition Fees	195,080	0.5%	28,347	0.4%	55,042	2.2%

Allowance for Doubtful Accounts	(1,447,263)	—	—	—	—	—

Total	$35,653,441	100.0%	$7,611,116	100.0%	$2,476,016	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days, a provision (reserve) is made for the account balance.  As of May 31, 2009, the allowance for doubtful accounts recorded for CLST Asset I is $1.4 million. The allowance for CLST Asset I is expensed in provision for doubtful accounts.  For CLST Asset III, delinquent receivables are contractually charged against the Company’s debt incurred to acquire CLST Asset III.  Defaults of $147,000 during the quarterly period ended May 31, 2009 were applied to the notes payable to the sellers.

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

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 long term incentive plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which Trust II, an indirect wholly owned subsidiary of the corporation, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

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

CLST Asset I

The loan obligations of Trust I under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections. The loan is a non-recourse term loan.  The Trust I Credit Agreement contains customary covenants and events of default for facilities of its type, including among other things, limitations on the delinquent accounts rate and default rates of the notes receivable accounts, as more fully described in Footnote 4 of the notes to the consolidated financial statements.  A copy of the Trust I Credit Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2008, as amended to date.

If an event of default occurs under the Trust I Credit Agreement, whether or not the default is material to the loan as a whole, the lender has various remedies, including among other things, raising the interest rate payable on the loan and accelerating all of the obligations of Trust I under the Trust I Credit Agreement, which would cause the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

In addition, the Company has no control over the delinquency or default rates of the notes receivable accounts now held by Trust I. An event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the second quarter of 2009, these default rates were 5.14% and 6.34%, respectively. There can be no assurance that the delinquency or default rates of such accounts will not result in an event of default for Trust I, which would allow the lender to, among other things, raise the interest rate payable on the loan, accelerate all of the obligations of Trust I under the Trust I Credit Agreement, and sell all the assets of Trust I to satisfy the amounts due.

CLST Asset II

Trust II is a party to a non-recourse, revolving loan agreement between Trust II, Summit, SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Corp., as the lender, and Summit Alternative Investments, LLC, as the initial servicer, pursuant to which Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million during the six months ended May 31, 2009.  In conjunction with this loan agreement, Trust II borrowed $3.7 million to purchase the consumer receivables and became a co-borrower under the Trust II Credit Agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility. A copy of the Trust II Credit Agreement was filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, as amended to date.

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

During the second quarter of 2009 we were informed by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of May 31, 2009, Trust II had an outstanding balance of approximately $7.6 million.

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

10.2

First Amendment to Credit Agreement, dated as of May 20, 2009 by and among CLST Asset Trust II, SSPE Investment Trust I and SSPE, LLC, as borrowers, Summit Consumer Receivables Fund, L.P., as the originator and as a guarantor, Summit Alternative Investments, LLC, as the servicer, Eric J. Gangloff, as a guarantor, Fortress Credit Opportunities I L.P., as a lender and Fortress Credit Corp., as the administrative agent.

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