Form 10-Q/A
period 2009-08-31
CLST HOLDINGS, INC.
filed 2010-01-29
CIK 913590

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2009 originally filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2009 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on November 5, 2009, in response to comments we have received from the SEC.  For convenience, we have repeated the Original Form 10-Q in its entirety.

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

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I (“Trust I”), and on December 12, 2008 we purchased certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (“SSPE Trust”) and SSPE, LLC (“SSPE”). On February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board of Directors (the “Board”) believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution. We believe that should we decide that continuing with the plan of dissolution is in the best interest of our stockholders, we will be able to dispose of these assets, if properly marketed, within the timeframe necessary to complete the winding down of the Company prior to final dissolution of the Company.

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

(4) Acquisition of new business

(a)   CLST Asset I

On November 10, 2008, we, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million (the “Trust I Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

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

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit. As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900. These loans are all home improvement, repair and other home related loans to homeowners of which approximately 63% were secured with a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeast with the remainder in Texas, Georgia and Missouri.  As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%. We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement as of the October 31, 2008 cut-off date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended August 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust I Purchase Agreement.

When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  During the third quarter of 2009, we have seen the default rate increase to the 6-7% range; accordingly, we have been increasing our allowances to reflect this change.

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

The purchase price of $41 million consisted of the following:

•      cash paid to the sellers in the amount of $6.1 million; and

•      debt financing of $34.9 million.

The following unaudited pro forma information presents for the three and nine months ended August 31, 2008, combined results of operations of Trust I and the Company as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited proforma information was prepared from the historical financial information of Trust I and the Company.

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

(b)   CLST Asset II

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”). Our Board unanimously approved the transaction. We have fulfilled our original commitment to purchase from the sellers receivables of at least $2 million pursuant to the Trust II Purchase Agreement. We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009. Also, pursuant to the second amended and restated revolving credit agreement, effective as of December 10, 2008, among the Trust II, FCC, the originator, SSPE Trust and SSPE, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Credit Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian (the “Trust II Credit Agreement”), we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended August 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

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

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Trust III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  As of February 13, 2009, the weighted average interest rate of the portfolios exceeded 18%.  We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended August 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  Defaults of $170,000 during the nine months ended August 31, 2009 were applied to the notes payable to the sellers.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements. See Note 6 — “Fair Value Measurements” for these disclosures.

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

(9) Subsequent Events.

On October 16, 2009, we received a notice of default from Fortress stating that an event of default has occurred and is continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and all collections by Trust I above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being applied to outstanding principal under the Trust I Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Only Trust I is liable for amounts due Fortress under the Trust I Credit Agreement.  Thus, although the Company could lose some or all of its investment in Trust I, the Company will not be obligated to pay any amounts due Fortress under the Trust I Credit Agreement.  All Trust I collections are being retained by Fortress and applied to pay interest and reduce indebtedness while the Company discusses amending the Trust I Credit Agreement, but Fortress has not sought to foreclose on the assets of Trust I.  Those discussions are ongoing.  The Company does not expect that Fortress will foreclose on the assets of Trust I while negotiations are proceeding.

On December 15, 2009, we received a notice of default from Fortress stating that a servicer default has occurred and is continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Fortress notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Fortress notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We are reviewing the matters described in Fortress’ notice, and have not formed an opinion as to whether a default under the Trust II Credit Agreement has occurred and remains uncured.  Fair is not a sub-servicer for receivables purchased by Trust II.  However, Trust II is a co-borrower with SSPE Trust under the Trust II Credit Agreement, and all of its assets are pledged to secure obligations to Fortress under the Trust II Credit Agreement.  If a default in the covenants has occurred under the Trust II Credit Agreement, the interest rate payable by Trust II will increase by an additional 2% per annum, and Fortress will be entitled to accelerate and declare immediately due all of Trust II’s obligations under the Trust II Credit Agreement.  In addition, if a default under the Trust II Credit Agreement exists and is continuing, Fortress is entitled to foreclose on the assets of Trust II and sell them to satisfy amounts due it under the Trust II Credit Agreement.  In the event of such foreclosure, pursuant to the Letter Agreement, Trust II may have certain rights against SSPE Trust in the event of a default by SSPE Trust under the Trust II Credit Agreement that permit Trust II to receive an amount equal to what Trust II would have received on assets owned by Trust II which are foreclosed upon due to the default by SSPE Trust.  Only Trust II is liable for amounts due Fortress under the Trust II Credit Agreement. Thus, although the Company could lose some or all of its investment in Trust II, we will not be obligated to pay any amounts due Fortress under the Trust II Credit Agreement.

The Company continues to evaluate the circumstances and applicable information and has not formed an opinion as to whether a default under the Trust II Credit Agreement has occurred and remains uncured.  The negotiations, to prevent the foreclosure on the assets in the trust, between Fortress and the Company are ongoing. With regards to Trust I, the Company has discovered that a number of receivables purchased were ineligible at the time of purchase. The Company has notified Fortress that approximately $2.2 million of the accounts purchased, were by definition not eligible receivables at the time of their purchase. Of the ineligible receivables purchased, approximately $680,000 have become defaulted receivables. The Company believes that if the ineligible accounts are excluded from the calculations, no event of default is likely to have occurred as of September 2009.  The Company’s discussions with Fortress are ongoing and the Company cannot predict when or if these matters will be resolved favorably or at all.

Management has performed an evaluation of the Company’s activity through January 29, 2010, and has concluded there are no other significant subsequent events requiring disclosure through the date these financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A filed with the SEC for the year ended November 30, 2008 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q/A.

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

When we purchased FCC Investment Trust I (“Trust I”), the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I, LLC (“CLST Asset I”).  During the third quarter of 2009, we have seen the default rate increase to the 6-7% range; accordingly, we have been increasing our allowances to reflect this change.

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

Consistent with the plan of dissolution and their fiduciary duties, our Board and Executive Committee continue to consider the amendment or abandonment of our plan of dissolution, and continue to consider the timing of any filing of a certificate of dissolution if the plan of dissolution is to be carried out.  The plan of dissolution contemplates the filing of a certificate of dissolution not later than March 28, 2010.  If our Board decides it is in the best interests of the Company and its stockholders to file a certificate of dissolution, it will likely do so before March 28, 2010.  If the Company files a certificate of dissolution, (1) the Company’s stock transfer books will be closed and no further stock transfers will be recognized, (2) trading of the Company’s common stock will cease and (3) and the Company’s existence under Delaware law will continue only for the limited purpose of winding up its affairs and discharging or making provision for the discharge of its liabilities with its creditors.

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

Recent Developments

CLST Asset I

On November 10, 2008, our Board unanimously approved the acquisition of all of the outstanding equity interest of Trust I from Drawbridge Special Opportunities Fund LP through CLST Asset I, a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries through entry into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party (the “Trust I Purchase Agreement”).  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). The primary business of Trust I is to hold and collect certain receivables.

The approximate 6,000 receivables included in CLST Asset I are all consumer home improvement, repair and other related loans to homeowners. All loans represent loans to single family dwellings. As of the purchase date, a approximately 63% of the loans were secured through a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeastern part of the United States with the remainder in Texas, Georgia and Missouri, and at the time of purchase of the portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

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

During the second quarter of 2009 we were informed by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of August 31, 2009, Trust II had an outstanding balance of approximately $5.2 million.

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

CLST Asset I

Trust I’s collections for the third quarter of 2009 were approximately $2.9 million, representing $1.6 million of principal payments and $1.3 million of interest and other charges.  As of August 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $33.9 million, which represents 82.7% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,295 customer accounts, with an average outstanding principal balance per account of approximately $6,787.  The average interest rate for these accounts was 14.3%.  Total assets of Trust I at the end of the quarter net of reserves were $33.9 million, excluding certain accrued interest and deferred costs.

Total revenues for the third quarter of 2009 were approximately $1.3 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the quarter were $1.3 million, which included $0.6 million provision for doubtful accounts, $0.4 million of interest expense to Fortress, our lender, and $0.2 million of servicing expense to FCC.

As of August 31, 2009, Trust I owed $28.7 million to Fortress, representing 81.5% of the original loan amount.

When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  During the third quarter of 2009, we have seen the default rate increase to the 6-7% range; accordingly, we have been increasing our allowances to reflect this change.

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

During the quarter, Trust II paid down the credit facility by $488,000.  As of August 31, 2009, Trust II had $7.7 million of receivables and an outstanding balance on the credit line of over $5.2 million.

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

CLST Asset I

For the nine months ended August 31, 2009, collections for Trust I were $9.0 million, representing $5.0 million of principal payments and $4.0 million of interest and payments and other charges.   As of August 31, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves was $33.9 million, which represents 82.7% of the original purchase price of $41.0 million.  The ending balance consists of approximately 5,295 customer accounts, with an average outstanding principal balance per account of approximately $6,787 and an average FICO score of 654.  The average interest rate for these accounts was 14.3%.  Total assets of Trust I at August 31, 2009 net of reserves were $34.0 million, excluding certain accrued interest and deferred cost.

Total revenues for the period were approximately $4.1 million and primarily consisted of interest income collected from the notes receivable.  Operating expenses for the period were $3.8 million, which included $1.9 million provision for doubtful accounts, $1.4 million of interest expense to Fortress, our lender, and $0.5 million of servicing expense to FCC.

As of August 31, 2009, Trust I owed $28.7 million to Fortress, representing 81.5% of the original loan amount.

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

Liquidity Sources.

CLST Asset I.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement. As provided in the Trust I Credit Agreement, Fair may become the servicer if and only if there occurs an event of default by the then current servicer and only if Fair is not then in default either as a borrower or as a servicer under any credit facility to which Fortress or any of its affiliates is a party and no change of control of Fair has occurred. Also, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement as of the October 31, 2008 cut-off date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account. For the quarterly period ended August 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust I Purchase Agreement. The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust I Credit Agreement). The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.

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

Under the terms of the Trust I Credit Agreement, the net cash proceeds in any particular month are remitted to the Company on or about the 20th day of the following month.

CLST Asset II. The Trust II has become a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The Trust II Credit Agreement is effective as of December 10, 2008, and was entered into among the Trust II, FCC, the originator, SSPE Trust and SSPE, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement. The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount. The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.

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

Also, pursuant to the Trust II Credit Agreement, we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, as the terms are defined in the Trust II Credit Agreement, the seller must repurchase the account.  For the quarterly period ended August 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

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

Also, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the quarterly period ended August 31, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  Defaults of $170,000 during the nine months ended August 31, 2009 were applied to the notes payable to the sellers.

The remaining obligation to the sellers, as of August 31, 2009, was $676,000 after interest was accrued and delinquent receivables were recorded.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The table below contains performance information for the receivables as of and for the quarter ended August 31, 2009.  The composition of the portfolios is expected to change over time.  The future performance of the receivables in the portfolios may be different from the historical performance set forth below.  The table below also sets forth our aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the quarter ended August 31, 2009.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and rising unemployment have contributed to the significant increases in delinquencies for 2009 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience set forth below.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total
Receivables Aging (Principal)
Current 0-30 Days	$31,683,282	94.7%	$7,616,190	108.3%	$1,961,055	93.3%
31 - 60 Days	1,175,113	3.5%	39,435	0.6%	40,745	1.9%
61 - 90 Days	642,203	1.9%	18,957	0.3%	73,741	3.5%
91 + 120	356,116	1.1%	—	0.0%	42,518	2.0%
120+	2,080,683		19,836

Unamortized Purchase Discounts	(583,714)	-1.7%	(665,312)	-9.5%	(65,759)	-3.1%

Acquisition Fees	183,057	0.5%	26,203	0.4%	48,492	2.3%

Allowance for Doubtful Accounts	(2,080,683)	—	(19,836)	—	—	—

Total	$33,456,057	100.0%	$7,035,473	100.0%	$2,100,792	100.0%

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days, a provision (reserve) is made for the account balance. As of August 31, 2009, the allowance for doubtful accounts recorded for CLST Asset I and CLST Asset II is $2.0 million and $20,000, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts. For CLST Asset III, delinquent receivables are charged against the Company’s debt incurred to acquire CLST Asset III.  Defaults of $170,000 during the nine months ended August 31, 2009 were applied to the notes payable to the sellers.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) released Statement No. 141 R, “Business Combinations” (“SFAS 141R”), which establishes principles for how the acquirer shall recognize acquired assets, assumed liabilities and any non-controlling interest in the acquiree, recognize and measure the acquired goodwill in the business combination, or gain from a bargain purchase, and determines disclosures associated with financial statements. This statement replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The requirements of

SFAS 141R apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.  To address the Company’s lack of adequate segregation of duties around check writing, the Company hired an accountant beginning in January 2009. The new accountant participates in the duties around check writing and the review of financial reports for reasonableness.  To address the

Company’s lack of sufficient accounting technical expertise, during 2009, the Company brought in additional accounting technical expertise as needed.  There have been no changes in our internal control over financial reporting during the three months ended August  31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The significant deficiencies reported in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008, continue to exist. However, in September 2009 the Company decided to separate the Chief Executive Officer role from the Chief Financial Officer role and began a search for a Chief Financial Officer.  On January 8, 2010, the Board of Directors elected William E. Casper as Vice President, Chief Financial Officer and Treasurer of the Company, subject to his acceptance of those positions.  On January 18, 2010, Mr. Casper accepted these positions and was appointed Vice President, Chief Financial Officer and Treasurer of the Company.  Mr. Casper replaces Robert A. Kaiser in these positions.  Mr. Kaiser continues to serve as the Company’s Chief Executive Officer.

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

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, LLC, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Long Term Incentive Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 long term incentive plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset II, an indirect wholly owned subsidiary of the Company, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

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

On February 13, 2009, we filed a lawsuit, the Federal Court Action, against the Red Oak Group alleging that the defendants have engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them. On March 2, 2009, certain of our stockholders, including the Red Oak Group, have filed a derivative action, the State Court Action, alleging that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. While we have directors and officers liability insurance, it is uncertain whether the insurance will be sufficient to cover all damages, if any, that we may be required to pay under the State Court Action. In addition, both lawsuits have distracted the attention of our management and are expensive to conduct. Our Board and management have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our portfolios of receivables, our plan of dissolution and other important matters.  We have incurred substantial legal and other professional service costs in connection with these lawsuits, approximately $2.1 million as of August 31, 2009. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs with respect to the Federal Court Action and State Court Action, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain default provisions under our loan agreements related to the acquisitions by CLST Asset I and CLST Asset II that may be triggered by events over which we have no control, and the assets of CLST Asset I and CLST Asset II may be foreclosed upon; furthermore, the credit facility that CLST Asset II currently has access to has been reduced and will expire in September 2010.

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

In addition, the Company has no control over the delinquency or default rates of the notes receivable accounts now held by Trust I. An event of default occurs if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%.  On October 16, 2009, we received a notice of default from Fortress stating that an event of default has occurred and is continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Fortress has not yet sought to foreclose on the assets of Trust I, however, if it does so, the Company may lose some or all of its investment in Trust I.

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

During the second quarter of 2009 we were informed by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of August 31, 2009, Trust II had an outstanding balance of approximately $5.2 million.

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

On December 15, 2009, we received a notice of default from Fortress stating that a servicer default has occurred and is continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Fortress notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Fortress notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  Fair is not a sub-servicer for receivables purchased by Trust II.  However, Trust II is a co-borrower with SSPE Trust under the Trust II Credit Agreement, and all of its assets are pledged to secure obligations to Fortress under the Trust II Credit Agreement.  If a default in the covenants has occurred under the Trust II Credit Agreement, the interest rate payable by Trust II may be increased by an additional 2% per annum, and Fortress will be entitled to accelerate and declare immediately due all of Trust II’s obligations under the Trust II Credit Agreement.  In addition, if a default under the Trust II Credit Agreement exists and is continuing, Fortress is entitled to foreclose on the assets of Trust II and sell them to satisfy amounts due it under the Trust II Credit Agreement.  Fortress has not yet sought to foreclose on the assets of Trust II, however, if it does so, the Company may lose some or all of its investment in Trust II.

The Company continues to evaluate the circumstances and applicable information and has not formed an opinion as to whether a default under the Trust II Credit Agreement has occurred and remains uncured.  The negotiations, to prevent the foreclosure on the assets in the trust, between Fortress and the Company are ongoing. With regards to Trust I, the Company has discovered that a number of receivables purchased were ineligible at the time of purchase. The Company has notified Fortress that approximately $2.2 million of the accounts purchased, were by definition not eligible receivables at the time of their purchase. Of the ineligible receivables purchased, approximately $680,000 have become defaulted receivables. The Company believes that if the ineligible accounts are excluded from the calculations, no event of default is likely to have occurred as of September 2009.  The Company’s discussions with Fortress are ongoing and the Company cannot predict when or if these matters will be resolved favorably or at all.

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

Item 5.       Other Information

On July 31, 2009, October 9, 2009 and November 20, 2009, the Company received comment letters from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Annual Report on Form 10-K/A for the year ended November 30, 2008 and review of our Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2009. The Company has included its proposed additional disclosures in this Form 10-Q/A in its response to the SEC’s comment letters.

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

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