Form 10-Q/A
period 2009-02-28
CLST HOLDINGS, INC.
filed 2010-02-23
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009 originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2009 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on November 5, 2009 and amended by Amendment No. 2 on Form 10-Q/A filed with the SEC on January 29, 2010, in response to comments we have received from the SEC regarding the Company’s evaluation of the Company’s disclosure controls and procedures.  This amendment contains a revised Item 4T and updated certifications from our Principal Executive Officer and Principal Financial Officer.

This amendment should be read in conjunction with the Original Form 10-Q, as amended, which continues to speak as of the date that the original Form 10-Q was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the Original Form 10-Q.  Accordingly, this amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.

CLST HOLDINGS, INC.

Part I — Financial Information

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures are not effective.  We failed to include a clear conclusion with respect to the effectiveness of the Company’s internal control over financial reporting in the Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended November 30, 2008 filed on March 2, 2009 (the “Original Form 10-K”).  We remedied this failure by amending our Original Form 10-K on November 5, 2009 to include a clear conclusion regarding the effectiveness of the Company’s internal control over financial reporting.  However, the significant deficiencies reported in our Original Form 10-K, as amended, continue to exist.

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

Part II — Other Information

Item 6.  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer and President

By:	/s/ Jerome L. Trojan III
Jerome L. Trojan III
Chief Financial Officer

Dated:  February 22, 2010