Form 10-Q/A
period 2009-08-31
CLST HOLDINGS, INC.
filed 2010-02-23
CIK 913590

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

In September 2009 the Company decided to separate the Chief Executive Officer role from the Chief Financial Officer role and began a search for a Chief Financial Officer.  On January 18, 2010, William E. Casper was appointed as Vice President, Chief Financial Officer and Treasurer of the Company.  However, on February 10, 2010, William E. Casper resigned as Vice President, Chief Financial Officer and Treasurer of the Company.  On February 11, 2010, Jerome L. Trojan III was retained as Vice President, Chief Financial Officer and Treasurer of the Company.

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