Form 10-K
period 2009-11-30
CLST HOLDINGS, INC.
filed 2010-03-12
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of May 29, 2009, based on the closing sale price of $0.14 as reported on the OTC market, as compiled by Pink Sheets LLC, on May 29, 2009, was approximately $1,632,996.40.

On March 1, 2010, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLST Holdings, Inc.

PART I.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (“Form 10-K”) may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended (as so amended the “Securities Act”), and the Securities Exchange Act of 1934, as amended (as so amended the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, litigation results or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company or future events relating to the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those discussed in the “Item 1A, Risk Factors” of this Form 10-K, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

Also on December 18, 2006, we entered into a definitive agreement (the “Mexico Sale Agreement”) with Soluciones Inalámbricas, S.A. de C.V. (“Wireless Solutions”) and Prestadora de Servicios en Administración y Recursos Humanos, S.A. de C.V. (“Prestadora”), two affiliated Mexican companies, providing for the sale of all of the Company’s Mexico operations (the “Mexico Sale”). The Mexico Sale was structured as the sale of all of the outstanding shares of our Mexican subsidiaries, and included our interest in Comunicación Inalámbrica Inteligente, S.A. de C.V. (“CII”), our joint venture with Wireless Solutions. Under the terms of the transaction, we received $20 million in cash, and were entitled to receive our pro rata share of CII profits for the first quarter 2007 and up to the consummation of the transaction, within 150 days from the closing date. Our Board unanimously approved the proposed transaction set forth in the Mexico Sale Agreement. We had not received any pro rata share of the CII profits and other terms required as of 150 days from the closing date. A demand for payment of up to $1.7 million, the amount we believe is our pro rata share of CII profits for such period, was sent to the purchasers on September 11, 2007, as well as a demand that the sellers comply with other required terms of the agreement. While we believe that CII was profitable and therefore the purchasers owe the Company its pro rata share, the purchasers are disputing this claim. Therefore, we are pursuing claims against the buyers from the Mexico Sale in an ICC arbitration proceeding.  The arbitration proceeding was held in Mexico City, Mexico in October 2009 and the arbitration panel has up to six months from the date of the arbitration proceeding to issue their conclusion.  As of the date of this Form 10-K, the arbitration panel has not issued their conclusion.  We cannot make any estimates regarding future amounts that we may be able to collect or the timing of any collections on this matter.

We filed a proxy statement with the Securities and Exchange Commission (“SEC”) on February 20, 2007, which more fully describes the U.S. and Mexico Sale transactions. Both of the transactions were subject to customary closing conditions and the approval of our stockholders, and the transactions were not dependent upon each other. The proxy statement also included a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale, and a proposal to change the name of the Company from CellStar Corporation to CLST Holdings, Inc.

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

The U.S. Sale closed on March 30, 2007. At closing we received cash of approximately $53.6 million and $4.5 million was recorded as a receivable.  The buyer of our U.S. business previously asserted total claims for indemnity against the escrow of approximately $1.4 million, and the remainder, approximately $7.6 million, including accrued interest, was distributed to the Company on October 4, 2007. On December 21, 2007, the Company and Brightpoint entered into a Letter Agreement which settled the dispute concerning the additional escrow amount. All currently outstanding disputes between the parties regarding the determination of the purchase price under the U.S. Sale Agreement have been resolved, and payments of funds have been made in accordance with the terms described in the Letter Agreement. In January 2008 the Company received approximately $3.2 million from Brightpoint plus accrued interest and less transition expenses, and approximately $1.4 million from the escrow agent. These are the final amounts to be received under the U.S. Sale Agreement.

The Mexico Sale closed on April 12, 2007, and we recorded a loss on the transaction of $7.0 million primarily due to accumulated foreign currency translation adjustments as well as expenses related to the transaction. We had approximately $9.1 million of accumulated foreign currency translation adjustments related to Mexico. As the proposed sale did not meet the criteria to classify the operations as held for sale under ASC 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of February 28, 2007, we recognized the $9.1 million as a charge upon the closing of the Mexico Sale. As disclosed above, we have not received any pro-rata share of profits and other terms required as of 150 days from the closing date under the Mexico Sale.

On March 22, 2007, we signed a letter of intent to sell our operations in Chile (the “Chile Sale”) to a group that included local management for approximately book value. On June 11, 2007, we completed the Chile Sale. The purchase price and cash transferred from the operations in Chile prior to closing totaled $2.5 million, and we recorded a pre-tax gain of $0.6 million on the transaction during the quarter ended August 31, 2007. With the completion of the Chile Sale, we no longer have any operating locations outside of the U.S. Currently, only a small administrative staff remains to wind up our business.

Prior Business

Prior to the sale of our operations and assets through these various transactions, the Company was a leading distributor of wireless products and provider of distribution and value-added logistics services to the wireless communications industry, serving network operators, agents, resellers, dealers, and retailers with operations in the

North American and Latin American Regions. We provided comprehensive logistics solutions and facilitated the distribution of handsets, related accessories and other wireless products from leading manufacturers to network operators, agents, resellers, dealers and retailers. We also provided activation services in Mexico and Chile that generated new subscribers for wireless carriers. When the Company was operating in the wireless communications industry, we derived substantially all of our revenues from net product sales, which included sales of handsets and other wireless communications products. We also derived revenues from value-added services, including activations, residual commissions, and prepaid wireless services. Value-added service revenues include fulfillment service fees, handling fees and assembly revenues.

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

Prior to the sale of our U.S., Mexico and Chile operations, our customer base consisted of Dobson Cellular Systems, Inc., Telefonica Moviles Colombia, S.A., Radio Movil Dipsa S.A. de C.V. and Claro Chile S.A. as well as manufacturers such as Motorola, LG, Nokia, Kyocera and Palm.

Net Operating Loss Carry Forwards

During 2008 we, performed a detailed review and analysis of the Company’s historical tax net operating loss carryforwards (the “NOLs”).  We believe in many circumstances the NOLs, which amount to approximately $126 million at November 30, 2009 and begin to expire after November 30, 2020, can be utilized to offset future income.  However, in the event of a change in control, the NOLs would be impaired and result in only a fraction of their otherwise future potential tax savings.  As of November 30, 2009, approximately 40% of the change in control had occurred historically.  If an additional approximate 10% change in control occurs in the future, as determined by IRS regulations, the Company could lose substantially all of the potential value of the NOLs.

2009 Business

For most of 2009, we had no significant operations other than our efforts associated with winding down the remaining entities and other activities related to the prior business, managing our receivable portfolios and significant management time overseeing the litigation with Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”).  We are working steadily to complete a long list of actions necessary to complete the wind down of our historical business in an orderly fashion.  Completing the wind down is a cumbersome task that requires many steps and may take a significant amount of time. These steps include dissolving numerous subsidiaries, resolving pending litigation and completing various regulatory filings and other requirements. We cannot predict how long, how time-consuming or how costly resolution of the litigation matters will be. To date, we have completed and filed final sales tax returns and franchise tax returns for most of our entities. We have also completed the requirements to withdraw most of our entities from doing business in multiple state jurisdictions in the U.S. Furthermore, we are continuing to dissolve our foreign and domestic subsidiaries pursuant to the plan of dissolution.

However, in order to protect the Company’s cash and other assets from any actual or potential liabilities of the Company’s direct and indirect subsidiaries, we will not dissolve our inactive direct or indirect domestic or foreign subsidiaries until the actual and contingent liabilities of each such subsidiary have been resolved or contingency reserves have been set aside sufficient to pay or make reasonable provision to pay all such subsidiary’s claims and obligations in accordance with applicable law. Specifically, we will not dissolve Audiomex Export Corp., National Auto Center, Inc. and CLST-NAC, Ltd., which are direct parties to, and NAC Holdings, Inc., which is an indirect party to, the arbitration proceeding for our claim in Mexico against the purchasers of the Mexico Sale, until the final resolution of that claim.  The arbitration proceeding was held in Mexico City, Mexico in October 2009 and the arbitration panel has up to six months from the date of the arbitration proceeding to issue their conclusion.  As of the date of this Form 10-K, the arbitration panel has not issued their conclusion.

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

During the second quarter of 2009 we collected $61,000, representing the final payment of the original note amount of $720,869 from the 2004 sale of our Columbian operations. The note had been fully reserved and the payment received was recorded in general and administrative expenses. We are now in the process of releasing the 19% interest that we retained in the Colombia operation, per the terms of the purchase agreement.

The Company made substantial progress in dissolving its subsidiaries during January 2010.  In January 2010, the Company dissolved each of CLST International Corporation/Asia, a Delaware corporation, CellStar Philippines, Inc., a Philippines corporation, and CellStar Netherlands Holdings, B.V, a Netherlands company.  As a result of the Company’s progress, as of the date of the filing of this Form 10-K, the Company had five non-operating U.S. entities and one non-operating foreign entity, remaining to be dissolved.  The Company also had one dormant entity in El Salvador that never conducted operations.

CLST Asset I, LLC

On November 10, 2008, our Board unanimously approved the acquisition of all of the outstanding equity interest of FCC Investment Trust I (“Trust I”) from Drawbridge Special Opportunities Fund LP (“Drawbridge”) through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries through entry into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party (the “Trust I Purchase Agreement”).  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). The primary business of Trust I is to hold and collect certain receivables.

The approximate 6,000 receivables included in CLST Asset I are all consumer home improvement, repair and other related loans to homeowners. All loans represent loans to single family dwellings. As of the purchase date, approximately 63% of the loans were secured through a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeastern part of the United States with the remainder in Texas, Georgia and Missouri, and at the time of purchase of the portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any. The purchase price reflects an approximately $0.7 million discount and, as of the purchase date, the receivables had an average outstanding principal balance of approximately $6,900 and an average interest rate of 14.4%.

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

The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $574,000 have become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

CLST Asset II, LLC

On December 12, 2008, we, through CLST Asset Trust II (“Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement, effective as of December 10, 2008 (the “Trust II Purchase Agreement”), to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (the “SSPE Trust”) and SSPE, LLC (“SSPE”).  The Board unanimously approved the establishment of the Trust II and the Trust II Purchase Agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”), Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter of 2009, when Trust II purchased $5.8 million of receivables, with an aggregate purchase discount of $0.5 million, that are typically secured by a second mortgage or the personal property itself. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I. The loans represent new originations with an average term of 9 years and a current average interest rate of 14.7%.  Since these are new loans, the Company has managed the originations such that almost 65% of the new loans had credit scores higher than 680, with a portfolio average of 676. As of June 2009, the Company is no longer originating new loans under the credit agreement.  Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.   The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	23%
Ohio	19%
Massachusetts	7%
Florida	5%
Pennsylvania	5%

During the second quarter of 2009 we were informed by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress Corp. regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of November 30, 2009, total borrowings under the Trust II Credit Agreement were $15.1 million, of which $5.0 million was attributable to Trust II.

We received a notice of default dated December 2, 2009 from Fortress Corp. (“Default Notice”) stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair Finance Company, an Ohio corporation (“Fair”), in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a notice of default dated February 8, 2010 from Fortress Corp. (“Second Default Notice”) stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into a wavier and release agreement (the “Fortress Waiver”) whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

CLST Asset III, LLC

Effective February 13, 2009, we, through CLST Asset III, LLC (“CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase

Agreement”).  Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354, consisting of cash, common stock of the Company and six promissory notes. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date, we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products, home improvements and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products. Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Ohio	17%
Florida	8%
Colorado	8%
Texas	6%
Pennsylvania	6%

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. Fair was the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham. The implementation of the procedures required several meetings with the servicer and were implemented during the third quarter of 2009 with the exception of securing a lock box to receive payments, which we expected to have in place during the fourth quarter of 2009.

During the fourth quarter of 2009, unexpectedly to the Company, the Federal Bureau of Investigation (“FBI”) and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands Premier Acceptance Corp. and Highlands Financial Services, LLC (collectively referred to herein as “Highlands”) assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, in February 2010 Fair commenced bankruptcy proceedings, which may negatively impact the timing and completeness of this transfer.

Our agreement with Highlands calls for an initial term of six months and is automatically renewed in one year increments unless cancelled in writing by either party in accordance with the terms of the agreement. We will incur servicing fees at market rates and per the terms of the agreement. Highlands is required to make daily remittances of our collected accounts.

At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

Now that the Company has acquired each of these three receivable portfolios, most of the activities of the Company with respect to the portfolios are conducted on its behalf by the servicers of these portfolios.  The servicers receive payments from account debtors and pursue other collection activities with respect to the receivables, monitor collection disputes with individual account debtors, prepare and submit claims to the account debtors, maintain servicing documents, books and records relating to the receivables and prepare and provide reports to the lenders and the Company with respect to the receivables and related activity, maintain the security interest of the lenders in the receivables, and direct the collateral custodian to make payments out of the proceeds of the portfolios to, among others, the Company, the lenders, the servicers and/or backup servicers, and the collateral custodians pursuant to the terms of the relevant servicing agreements.

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the U.S. Sale (subject to abandonment by the Board in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the U.S. Sale and the Mexico Sale.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from the U.S. Sale and Mexico Sale would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board declared a cash distribution of $1.50 per share on our common stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this Form 10-K.

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “2009 Business” above for further discussion with respect to our activities in this regard.  We expect that it could take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution.  Given this and the time necessary to complete the governmental requirements for dissolution, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our NOL’s.  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  As further described above under “2009 Business,” our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that each of these acquisitions would provide a better investment return for our stockholders when compared to the low interest rates available on our cash investments and other investment alternatives although the acquisition would involve a higher risk profile than traditional cash deposits and other cash equivalents positions.  At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired, and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage.  The Board considered, among other things, spreading the Company’s cash among over a dozen financial institutions.  However, the Board did not believe spreading the Company’s cash among many different banks to be practical or cost efficient.  In addition, the Board considered various cash strategies including investing in a “ladder” of U.S. Treasury securities (securities of varying maturities) which would have resulted in higher yields than cash deposits, but would have required the Company to hold those securities in a brokerage firm and pay that firm a fee to arrange the transactions.  The Board did not believe that the increased yield provided by a ladder of U.S. Treasury securities, after associated fees and administrative costs, was likely to be significantly better than that of cash deposits, and did not believe that interest from U.S. Treasury securities would allow the Company to use its NOLs to shield income from taxes.  Finally, the Board was unsure how to assess the brokerage and custody risks associated with holding a ladder of U.S. Treasury securities through third parties, and felt that the risk was similar to that associated with commercial banks at the time.

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

When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  Beginning in the third quarter of 2009 and continuing through the fourth quarter of 2009, we saw the default rate increase to the 7-8% range; accordingly, we have been increasing our allowances to reflect this change.

Upon examination of Trust II and CLST Asset III, we believe that the circumstances of these portfolios are different from those of Trust I.  As of the date we acquired Trust I, approximately 39% of the receivables in the Trust I portfolio had credit scores higher than 676.  Trust II contains new originations with higher credit requirements than the requirements for the Trust I portfolio.  Since Trust II is comprised of new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680.  Further, we acquired the Trust I portfolio at a discount of approximately 1.7% and acquired the Trust II portfolio at a discount of approximately 8.7%. The difference in the purchase discounts between CLST Asset I and CLST Asset II was impacted by the tightening of the credit markets between the time of these two acquisitions. Therefore the Trust II portfolio has a very different risk profile when compared to Trust I because of the better customer credit profile of Trust II customers and the larger purchase discount received. The sellers of the CLST Asset III portfolio have retained the risk of collectability of the receivables in that portfolio for up to an amount equal to the currently outstanding principal amount of the notes issued by the Company to the sellers.  At the time of the closing of the acquisition of the CLST Asset III portfolio, the notes issued to the sellers represented approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.

The Company has not performed a market check and, as a result, cannot give any assurance that the portfolios can be sold on favorable terms or within any particular time frame given the risk and uncertainties associated with current economic conditions.  Our Board believes that a quick sale of our portfolio assets at the current time is unlikely to yield the same value to the Company as a sale in an orderly course in the future.  Among other things, our Board believes economic conditions will improve in the future, along with credit market conditions and conditions affecting consumer default rates.  Because the Company’s winding up could take several years, the Company has the ability to wait until economic conditions improve before it sells its portfolio assets.  For the same reason, the Company has the ability to market those assets, in the future, in an orderly fashion designed to enhance any sales proceeds over what could be received in a quicker sale at the current time.  While the Company continues its winding up activities, it will receive collections on the portfolios, and its overall book investment in the portfolios will decline.  At the same time, the size of the portfolios and the debt associated with them will also decline as the assets and related indebtedness liquidate themselves.  For those reasons, the Board believes that, based upon the assumptions above, a sale of the Company’s portfolio assets in the future will likely result in greater value to the Company than a rapid sale at the current time.

In a Current Report on Form 8-K filed with the SEC on February 9, 2010, the Company announced that, pursuant to the plan of dissolution, the Company planned to file a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  Immediately after the close of business on February 26, 2010, the

Company intended to close its stock transfer books and expected that the trading of its stock on the Pink Sheets would cease at the same time.  However, on February 18, 2010, Red Oak filed an Application for Temporary Restraining Order and Motion for Expedited Discovery and a Briefing Schedule for a Temporary Injunction (“Application for TRO”), pursuant to which it sought to prevent the Company from filing a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  The hearing on Plaintiffs’ Application for TRO was held on February 23, 2010.  On February 24, 2010, the Court granted Red Oak’s Application for TRO and, pursuant to the Temporary Restraining Order and Order Granting Motion for Expedited Discovery (the “TRO”), the Court ordered, among other things, that the defendants (CLST Holdings, Inc., Robert Kaiser, Timothy Durham, and David Tornek) and their agents are restrained from filing the certificate of dissolution for the Company on or before midnight on Wednesday, March 10, 2010, or until further order of the Court.

Due to the Court’s issuance of the TRO, the Company was not able to file a certificate dissolution with the Delaware Secretary of State on February 26, 2010.  Accordingly, the trading of the Company’s stock on the Pink Sheets did not cease on the close of business on February 26, 2010, as the Company had previously announced.  However, on March 2, 2010, the Company entered into the Stipulation and Agreed Temporary Injunction (the “Dissolution Stipulation”) with Red Oak which provides, among other things, that, on or before March 5, 2010, the Company would send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice would indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2009, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.  If a certificate of dissolution is filed in accordance with the Dissolution Stipulation, then immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

Under the Company’s plan of dissolution, the certificate of dissolution must be filed on or before March 28, 2010.  If the Company does not file its certificate of dissolution on or before March 28, 2010, the Company believes it is likely that dissolution and winding up of the Company will require a stockholder’s meeting to authorize a new plan of dissolution.

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

Competition

As the unemployment rate and the number of bankruptcy filings continue to rise, we could face a more challenging collection environment as debtors have fewer resources available to satisfy their debt.  Since most of our receivables were bulk purchases with collateral, we will face competition as some of our customers may be able to secure a lower cost loan from other sources.  In these cases, our customers will prepay our accounts at the higher interest rate by borrowing from lenders at lower rates.  Our receivables in general allow customers to prepay their account without significant prepayment charges.  Although under these circumstances we will receive payment of our principal, these prepayments will result in lower returns as we will collect less interest on the accounts.

Employees

As of March 1, 2010, the Company had only a small administrative staff, consisting of three full-time employees, which includes the recent addition of a Chief Financial Officer, one part-time employee and one regular contractor.

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

Item 1A.  Risk Factors

Our future performance is subject to a variety of risks. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer and the trading price of the Company’s common stock could be negatively affected. In addition to the following disclosures, please refer to the other information contained in this Form 10-K, including consolidated financial statements and the related notes, and information contained in our other SEC filings.

Our ability to use our net operating losses to offset our future taxable income may be severely limited under Section 382 of the Internal Revenue Code.

Section 382 generally limits the ability of a corporation that undergoes an “ownership change” to utilize NOLs against future post-ownership income. The limitation is generally equal to the product of (a) the fair market value of the corporation’s outstanding stock immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the Internal Revenue Service that fluctuates from month to month). We believe in many circumstances the NOLs, which amount to approximately $126 million and begin to expire after November 30, 2020, can be utilized to offset future income, if any.  However, in the event of a change in control, the NOLs would be impaired and result in only a fraction of their otherwise future potential tax savings.  As of November 30, 2009, approximately 40% of the change in control had occurred historically.  If additional approximate 10% change in control occurs in the future, as determined by IRS regulations, the Company could lose substantially all of the potential value of the NOLs.  In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. Issuances of our stock, sales or other dispositions of our stock by certain significant stockholders, certain acquisitions of our stock and issuances, sales or other dispositions or acquisitions of interests in certain significant stockholders could cause an “ownership change,” and we will have little or no control over any such events in the future.

Because the Company has been in the process of liquidating its business, it is difficult to secure and retain qualified employees.

During the last three quarters of fiscal year 2007, the Company began reducing its employee base, consistent with the Company’s plan to liquidate and dissolve. However, the Company still requires the service of some employees for handling routine matters. Retaining employees who are knowledgeable of the Company’s activities and background has proven to be difficult while the Company has been winding down its business. Furthermore, it is difficult to hire and train new employees when the Company is already working with a reduced staff, and new employees may see little incentive in working for a Company with a plan of liquidation and dissolution.  William E. Casper started as the Company’s Chief Financial Officer on January 18, 2010 and resigned less than one month later on February 10, 2010 to pursue another position.

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

Conditions exist which cause substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees has resulted in the Company incurring a net loss of approximately $5.2 million during the twelve months ended November 30, 2009. The Company is continuing discussions to resolve the default under the Trust I Credit Agreement. The Company has made a claim under its directors and officers liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. It is uncertain whether the Company can continue as a going concern if it continues to incur net losses and if the Company loses the CLST Asset I consumer receivables as a result of the default under the Trust I Credit Agreement.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for this Form 10-K. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls beginning with our fiscal year ending November 30, 2010. We have hired an outside consulting firm to work with management in assessing our internal controls, and they, with management, have concluded that our internal control over financial reporting is not adequate. We have identified two deficiencies that constitute material weaknesses: (1) the Company has not required SAS 70 reports and is not receiving timely audited financial statements from the servicers of the Company’s consumer receivable portfolios, and (2) the Company lacks adequate supervision, segregation of duties, and technical accounting expertise necessary for an effective system of internal control and timely financial reporting. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify additional areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

Our net interest income is affected by changes in market interest rates and other economic factors beyond our control. Interest rates for demand deposits and other short term cash investments in the U.S. have dropped significantly in the past year. A material portion of the Company’s assets consists of cash. As of November 30, 2009, our cash and cash equivalents were $4.8 million. As a result, declines in such interest rates will reduce the Company’s income and directly and adversely affect the Company’s budget. The majority of our cash is invested in Texas Capital Bank, N.A. at a variable interest rate and in government repurchase contracts, where we are earning less than 1% per year. Each deposit of our cash is FDIC insured or government insured.

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

The Company has entered into the Dissolution Stipulation which provides, among other things, that, on or before March 5, 2010, the Company will send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice shall indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2009, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.  If a certificate of dissolution is filed in accordance with the Dissolution Stipulation, then immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

Because of the nature of our assets, our quarterly operating results may fluctuate.

Our results may fluctuate as a result of any of the following:

•                  the timing and amount of collections on our consumer receivable portfolios;

•                  a decline in the estimated value of our consumer receivable portfolio recoveries;

•                  increases in operating expenses; and

•                  general and economic market conditions.

We may not be able to recover sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements, and we may seek to return these receivables to the seller for payment. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables it could materially affect our ability to satisfy our debt obligations and our future operating costs.

We are dependent upon outside collection agencies to service all our consumer receivable portfolios.

Any failure by our third party recovery partners to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues, cash flow and profitability could be materially adversely affected if we are not able to secure replacement recovery partners and redirect payments from the debtors to our new recovery partner promptly in the event our agreements with our third-party recovery partners are terminated, our third-party recovery partners fail to adequately perform their obligations or if our relationships with such recovery partners adversely change.

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the

SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II  portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

Also, during the fourth quarter of 2009, unexpectedly to the Company, the FBI and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, in February 2010 Fair commenced bankruptcy proceedings, which may negatively impact the timing and completeness of this transfer.

Our collections may decrease if bankruptcy filings increase.

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. As of November 30, 2009 our portfolios related to Trust I, Trust II and Trust III have accounts over 90 days past due in the amount of approximately $3,350,000, $63,000 and $29,000, respectively.  Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured or second liens we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings, liquidity and the value of our consumer receivable assets could be negatively affected.

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

We are party to litigation that distracts our management, is expensive to conduct and seeks damage awards against us.

On February 13, 2009, we filed a lawsuit, the Federal Court Action, against the Red Oak Group alleging that the defendants have engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them. On March 2, 2009, certain of our stockholders, including the Red Oak Group, filed a derivative action, the State Court Action, alleging that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties. Although we have directors and officers liability insurance, it is uncertain whether the insurance will be sufficient to cover all damages, if any, that we may be required to pay in the State Court Action. In addition, both lawsuits have distracted the attention of our management and are expensive to conduct. Our Board and management have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our portfolios of receivables, our plan of dissolution, and other important matters.  We have incurred substantial legal and other professional service costs in connection with these lawsuits, approximately $3.0 million as of November 30, 2009. Because of the costs and distractions associated with the further prosecution of the Federal Court Action, the Board, as an exercise of its business judgment, determined that the action should be dismissed, and the Company has filed a motion to that effect, which the Red Oak Group has opposed. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs with respect to the Federal Court Action and State Court Action, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain default provisions under our loan agreements related to the acquisitions by CLST Asset I and CLST Asset II that may be triggered by events over which we have no control, and the assets of CLST Asset I and CLST Asset II may be foreclosed upon; furthermore, the credit facility that CLST Asset II currently has access to has been reduced and will expire in September 2010.

CLST Asset I

The loan obligations of Trust I under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections. The loan is a non-recourse term loan.  The Trust I Credit Agreement contains customary covenants and events of default for facilities of its type, including among other things, limitations on the delinquent accounts rate and default rates of the notes receivable accounts, as more fully described in Footnote 3 of the notes to the consolidated financial statements.  A copy of the Trust I Credit Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2008, as amended to date.

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

The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $574,000 have become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and  discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

CLST Asset II

Trust II is a party to a non-recourse, revolving loan agreement between Trust II, Summit, SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Corp., as the lender, and Summit Alternative Investments, LLC, as the initial servicer, pursuant to which Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million during the twelve months ended November 30, 2009.  In conjunction with this loan agreement, Trust II borrowed $6.4 million to purchase the consumer receivables and became a co-borrower under the Trust II Credit Agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility. A copy of the Trust II Credit Agreement was filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, as amended to date.

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

During the second quarter of 2009 we were informed by Summit that the $50 million credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of November 30, 2009, total borrowings under the Trust II Credit Agreement were $15.1 million, of which $5.0 million was attributable to Trust II.

The Trust II Credit Agreement contains customary covenants and events of default for facilities of its type, including among other things, limitations on the delinquent accounts rate and default rates of the consumer receivable accounts, as more fully described in Footnote 3 of the notes to the consolidated financial statements.  If an event of default occurs, whether or not the default is material to the loan as a whole, the lender has various remedies, including among other things, raising the interest rate payable on the loan and accelerating all of Trust II’s obligations under the Trust II Credit Agreement, which would cause the entire remaining outstanding principal balance plus accrued and unpaid interest and fees to be declared immediately due and payable.

Furthermore, the Company has no control over the delinquency or default rates of the consumer receivable accounts that the Trust II acquires.  An event of default occurs if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables. As of November 30, 2009, defaulted receivables totaled $58,000. There can be no assurance that these delinquency or default rates will not result in an event of default for Trust II, which would allow the lender to, among other things, raise the interest rate payable on the loan, accelerate all of Trust II’s obligations under the Trust II Credit Agreement, and sell all the assets of Trust II to satisfy the amounts due.

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II  portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

We intend to cease filing reports with the SEC.

We currently file current and periodic reports under the Exchange Act. In order to eliminate the expenses we incur to comply with the reporting requirements of the Exchange Act, and to the extent the Company is able under applicable law, we intend to cease/suspend filing current and periodic reports under the Exchange Act with the SEC.

The Following Three Risk Factors May Arise If or When The Company Files Its Certificate of Dissolution:

Stockholders will not be able to buy or sell shares of our common stock after we dissolve.

We intend to discontinue trading of our stock on the Pink Sheets on, or as soon as possible after, the date on which we file our certificate of dissolution with the Secretary of State of the State of Delaware.  After this time, there will be no further trading of our stock on the Pink Sheets or otherwise and we will not record any further transfers of our stock on our books except by will, intestate succession, or operation of law.  Therefore, shares of our stock will likely not be freely transferable nor issuable upon exercise of outstanding options after the date of filing of a certificate of dissolution with the Secretary of State of the State of Delaware.  All liquidating distributions, if any, from us after the date of filing of our certificate of dissolution with the Secretary of State of the State of Delaware will be made to our stockholders pro rata according to their respective holdings of stock as of the date of filing of the certificate of dissolution.

We cannot be certain of the amount, if any, or the timing of the distributions to our stockholders under the plan of dissolution.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. Claims, liabilities and expenses from operations (including, but not limited to, operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind down operations in dissolution.  In addition, we expect to continue to incur significant costs associated with the Red Oak litigation.  If claims, liabilities and expenses are greater than expected, that will reduce the amount available for distribution to our stockholders.

Additionally, we are currently unable to predict the precise timing of any liquidating distributions. The timing of such distributions will depend on and could be delayed by, among other things, the resolution of the Company’s outstanding litigation matters, the timing of sales of our non-cash assets and claim settlements with creditors.  Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

If the Company’s assets are distributed to stockholders without payment of or appropriate provision being made for all the Company’s liabilities in connection with the winding up of its affairs, stockholders could be liable for amounts distributed to them.

Under Delaware law, if we fail to pay or provide adequately for the Company’s liabilities and obligations in connection with the winding up of the Company, for a period of three years following the filing by the Company of its certificate of dissolution, a stockholder of the Company could be held liable to creditors of the Company for his or her pro rata portion (based on ownership of common stock as of the record date for the distribution) of any such liability, limited to the amount previously received by the stockholder in distributions from the Company under the plan of dissolution. We do not plan to make any distribution pursuant to the plan of dissolution without payment or adequate provision having been made for all the Company’s liabilities.

Red Oak is attempting to nominate a slate of directors to the Company’s Board.

Red Oak is attempting to nominate two individuals for election to our Board at the next annual meeting.  Although an annual meeting is not currently scheduled, if Red Oak is successful and its directors are elected to our Board, they may disagree with the other directors regarding the conduct and actions of the Company.  Because the Board would then be evenly divided between Red Oak’s nominees on the one hand and Mr. Durham and Mr. Tornek on the other, the Board might find itself unable to take action.  This may negatively affect the Company’s ability to effectively and timely implement our plan of dissolution.

Item 1B.  Unresolved Staff Comments

The Company received comment letters from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Annual Report on Form 10-K, and related amendments, for the year ended November 30, 2008 and review of our Quarterly Reports on Form 10-Q, and related amendments, for the quarterly periods ended February 28, 2009, May 31, 2009 and August 31, 2009.  In its response to the SEC’s comments, the Company has included additional disclosures in amendments to its periodic filings, however, there remains an unresolved comment related to the Company’s inability to disclose audited financial statements and pro forma financial information on Trust I.  To date, the Company has not been able to prepare historical financial statements for Trust I, conduct audits of such historical financial statements, or to prepare related pro forma financial information, in either case, satisfying the requirements of Rule 8-04 and 8-05 of Regulation S-X as the seller of Trust I did not initially provide the Company and its auditors with access to historical books and records, or supporting materials, relating to Trust I necessary to prepare such historical financials or to conduct an audit thereof.  On January 26, 2010, the seller provided to the Company certain historical financial information for Trust I. The Company is evaluating this information and attempting to compile the historical financial statements that can be audited.

Item 2.  Properties

In October 2007, we moved from our previous corporate headquarters located in Coppell, Texas to a temporary office located in Dallas, Texas, upon receipt of notice from Brightpoint that we were required to vacate the Coppell office within thirty (30) days of such notice. Our lease in the temporary office expired on March 31,

2008. On April 1, 2008, we moved into our current location at 17304 Preston Road, Dallas, TX 75252.  We believe the new office space is in a reasonable location and adequately suits our needs. Our lease expires in June 2011. We neither own nor lease any other properties at this time.

Item 3.  Legal Proceedings

Introduction

The Company has expended a significant amount of management time and resources in connection with the Federal Court Action and the State Court Action (as defined below). The Company has had settlement discussions with Red Oak regarding the Federal Court Action and the State Court Action, but those discussions have not been successful and are not ongoing.  The Company may have further settlement discussions with Red Oak in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any settlement would not have a material adverse effect on the Company, its financial position, or its results of operations.

Federal Court Action

In December 2008, David Sandberg of the Red Oak Group placed a telephone call to Robert Kaiser expressing interest in the Red Oak Group making a minority investment in the Company and obtaining control of the Company. Our Board responded by suggesting that the Red Oak Group and the Company discuss the Red Oak Group’s desire to make a minority investment and obtain control after the Company filed its Annual Report on Form 10-K for the fiscal year ended November 30, 2008 with the SEC and made its results of operations available to the Company’s stockholders.

On January 15, 2009, the Red Oak Group acquired 5,000 shares of our common stock in secondary market and privately negotiated transactions.  On or about January 30, 2009, the Red Oak Group requested that the Company provide a stockholder list and security position listings, which it said it would use to make a tender offer.  On February 3, 2009, the Red Oak Group announced its plan to commence a tender offer to acquire up to 70% of our outstanding shares of common stock at $0.25 per share.  On February 5, 2009, we adopted the Rights Plan which became effective on February 16, 2009.  Stating the Company’s Rights Plan as its reason, the Red Oak Group announced on February 9, 2009 that it had abandoned its intention to make a tender offer.  Nevertheless, the Red Oak Group continued through February 13, 2009 to acquire shares of our common stock in the secondary market and privately negotiated transactions resulting in its beneficial ownership of 4,561,554 shares of our common stock (according to the Red Oak Group’s Schedule 13D filed with the SEC on February 18, 2009), representing approximately 19.05% of our outstanding common stock as of the record date. The Red Oak Group made its purchases of our common stock in open-market and privately negotiated transactions, not by means of tender offer materials filed with the SEC.

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg (the “Federal Court Action”).  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them. We believe Red Oak violated federal securities laws as follows:

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

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We have taken the position that the Red Oak Group did not comply with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Long Term Incentive Plan (“2008 Plan”) pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts, and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts, and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

Also on April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the Federal Court Action adding Red Oak’s affiliates (Pinnacle Partners, LLC; Pinnacle Fund, LLLP; and Bear Market Opportunity Fund, L.P.) as defendants, alleging the same and other violations of federal securities laws, including:

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

Through this action, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws.

Also on April 6, 2009, because, among other reasons, we did not expect the litigation, which bears directly upon our Annual Meeting of stockholders, to be resolved for some months, our Board postponed the Annual Meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

 On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 Plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset II, an indirect wholly owned subsidiary of the Company, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

On July 24, 2009, we filed our Brief in Support of Application for Preliminary Injunction.  The Red Oak Group filed its Opposition on August 7, 2009, and we filed our Reply Brief in Support on August 14, 2009. On October 14, 2009, the Court denied the Company’s Application for Preliminary Injunction.

On December 30, 2009, the Company voluntarily filed a Motion to Dismiss the Federal Court Action (“Motion to Dismiss”).  As an exercise of its business judgment, CLST’s board of directors has decided not to pursue CLST’s claims against the Red Oak Group beyond the preliminary injunction stage.

On January 20, 2010, the Red Oak Group filed its Combined Motion for Leave to Amend, to Join Third Parties, to Vacate Scheduling Order and to Continue the Trial Date (“Motion for Leave”) and its Motion for Attorneys’ Fees under Rule 11 of the Federal Rules of Civil Procedure (“Rule 11 Motion”).  By its Motion for Leave, Red Oak sought to join Messrs. Durham, Kaiser, and Tornek as defendants and to add claims against them and CLST respectively for alleged violations of Sections 13(d), 14(a), and 10(b) of the Exchange Act and certain rules promulgated thereunder.  By its Rule 11 Motion, the Red Oak Group sought to recover all of its “attorneys’ fees and costs in defending this action” from CLST based on the legal contention that injunctive relief is not available for a violation of Section 13(d) of the Exchange Act.

On March 2, 2010, the Court denied the Company’s Motion to Dismiss and granted the Red Oak Group’s Motion for Leave.  The Court also denied the Red Oak Group’s Rule 11 Motion.

The Federal Court Action remains pending.

State Court Action

On March 2, 2009, certain members of the Red Oak Group (namely, Red Oak Partners, LLC; Pinnacle Fund, LLP; and Bear Market Opportunity Fund, L.P.) and Jeffrey S. Jones (“Jones”) (the Red Oak Group and Jones may be collectively referred to below as “Plaintiffs”) filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The

petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; an award of compensatory and punitive damages; the removal of Messrs. Kaiser, Durham, and Tornek from the Board; and that the Company hold an Annual Meeting of stockholders, or that the Company appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On March 13, 2009, we announced that we would hold our Annual Meeting of Stockholders on May 22, 2009 in Dallas, Texas, and that the close of business on April 2, 2009 would be the record date for the determination of stockholders entitled to receive notice of, and to vote at, the Annual Meeting or any adjournments or postponements thereof.

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We have taken the position that the Red Oak Group did not comply with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

Also on April 6, 2009, because, among other reasons, we did not expect the litigation, which bears directly upon our Annual Meeting of stockholders, to be resolved for some months, our Board postponed the Annual Meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 Plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset II, an indirect wholly owned subsidiary of the Company, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

On April 30, 2009, the Red Oak Group and Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition sought to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, the Red Oak Group and Jones amended their petition to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.

 On May 5, 2009, the Red Oak Group and Jones filed a motion seeking to compel the Company to hold its 2008 and 2009 stockholders’ meetings on June 30, 2009 and to appoint a special master and requested an expedited hearing on both.  Hearings were held on May 8, 2009 and May 29, 2009, but no ruling was reached.

On August 14, 2009, our Board postponed the Annual Meeting of stockholders from September 25, 2009 to October 27, 2009.

On August 24, 2009, the Red Oak Group resubmitted its director nomination letter and its letter stating its intention to put forth the stockholder proposals, as mentioned in the March 19, 2009 and April 15, 2009 letters.

On August 25, 2009, the Court set an evidentiary hearing on the Plaintiffs’ Application for Temporary Injunction, which had yet to be filed, for October 7 and 8, 2009.  Plaintiffs’ request for injunctive relief concerned Messrs. Kaiser, Durham, and Tornek voting any shares of stock acquired in the alleged self-interested transactions.

On August 28, 2009, the parties executed a Stipulation Regarding the Company’s Annual Meeting of Stockholders (“Stipulation”).  The Court approved the Stipulation the same day and entered an Order identical to the Stipulation’s terms.  Pursuant to the Stipulation, absent a determination by the Court of good cause shown, the Company must hold its annual stockholders’ meeting for the election of one Class I director and one Class II director and consideration of any properly submitted proposals that are proper subjects for consideration at an annual meeting on October 27, 2009, with a record date for that meeting of September 25, 2009.  Good cause for delaying the Annual Meeting beyond October 27, 2009, and correspondingly amending the September 25, 2009 record date, includes among other things, situations where reasonable delay is necessary: (1) for the Board to avoid breaching any of their fiduciary duties to the Company or the Company’s stockholders; (2) to assure compliance with the Company’s certificate of incorporation and bylaws; (3) for the Company or the Board to comply with state or federal law; or (4) to assure compliance with any order of any court or regulatory authority having jurisdiction over the Company or members of its Board.

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

On October 29, 2009, Plaintiffs filed their Motion and Memorandum to Reopen Case And To Reconsider (“Motion to Reconsider”) concerning the Court’s Order of October 9, 2009, which granted Defendants’ Plea to the Jurisdiction and Motion to Disqualify Plaintiffs and dismissed Plaintiffs’ derivative claims.   On December 10, 2009, Plaintiffs filed their Motion and Memorandum to Reopen Case and Compel Annual Stockholders’ Meeting (“Motion to Compel”).

On November 12, 2009, the parties executed a Second Stipulation and Order Setting and Regarding an Annual Meeting of Stockholders of the Company (the “Second Stipulation”).  The Court approved the Second Stipulation on November 13, 2009 and entered an Order identical to the Second Stipulation’s terms.  The Second Stipulation provides that the Company must hold its annual stockholders’ meeting on December 15, 2009 and that the record date for that meeting must be set as October 30, 2009.

At the December 15, 2009 hearing on Plaintiffs’ Motion to Reconsider, Plaintiffs’ counsel stated on the record that Plaintiffs’ Motion to Compel had not been properly noticed and therefore was not before the Court.  The Court denied Plaintiffs’ Motion to Reconsider on December 21, 2009.

On January 15, 2010, Plaintiffs filed their Motion for Summary Relief, Summary Judgment, and Application for Injunctive Relief to Compel the Company’s Annual Stockholders’ Meeting (“Motion for Summary Relief”).  By their Motion for Summary Relief, Plaintiffs sought for the Company to hold its annual stockholders’ meetings for 2008, 2009, and 2010 on March 25, 2010.  On February 15, 2010, the Court heard Plaintiffs’ Motion for Summary Relief and, in part, granted the relief requested.  Specifically, the Court ordered, pursuant to its Order and Interlocutory Partial Summary Judgment (the “Second Annual Meeting Order”) as follows: (1) Absent a determination by the Court for good cause shown, the Company shall hold its annual stockholders’ meeting on March 23, 2010 (the “Annual Meeting”); the Annual Meeting satisfies the Company’s requirement to hold its 2008 and 2009 annual stockholders’ meetings; the record date for the Annual Meeting shall be March 8, 2010; and the Company shall provide notice in accordance with applicable Delaware law to all CLST stockholders on or before March 12, 2010 for the Annual Meeting.  By the same order, the Court also appointed IVS Associates, Inc. to be the independent inspector of elections to oversee the voting process of the Annual Meeting, tabulate proxies, and certify the election results.  By separate order dated February 15, 2010, and upon its own motion, the Court ordered that the State Court Action is reopened and reinstated on a two-week trial docket beginning June 1, 2010.

On February 18, 2010, the Red Oak Group filed its Application for TRO and sought to prevent the Company from filing a certificate of dissolution with the Delaware Secretary of State on February 26, 2010, as the Company had disclosed in its Form 8-K filed on February 9, 2010.  The hearing on the Application for TRO was held on February 23, 2010.  On February 24, 2010, the Court granted Red Oak’s Application for TRO and, pursuant to the TRO, ordered, among other things, that the defendants (namely, CLST Holdings, Inc., Robert Kaiser, Timothy Durham, and David Tornek) and their agents be restrained from filing the certificate of dissolution for the Company on or before midnight on Wednesday, March 10, 2010, or until further order of the Court.

On March 2, 2010, the Court signed the order upon the Dissolution Stipulation, which provides, among other things, that, on or before March 5, 2010, the Company will send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice shall indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2009, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.

After the Second Annual Meeting Order issued, the Company filed an emergency motion for temporary relief (“Motion for Relief”) requesting that the Fifth District Court of Appeals of Texas at Dallas (the “Court of Appeals”) void the Second Annual Meeting Order.  On March 3, 2010, the Court of Appeals issued a memorandum opinion in which the Court of Appeals granted the Company’s Motion for Relief and voided the Second Annual Meeting Order.  The Court of Appeals’ judgment taxes all costs of the appeal against the Red Oak Group.  On March 4, 2010, the trial court entered its Order dissolving the Second Annual Meeting Order.  For these reasons, there is currently no scheduled annual stockholders’ meeting.

Item 4.  Reserved

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

The following table sets forth, on a per share basis, high and low prices for our common stock for each quarter of fiscal years 2008 and 2009. Prices are the high and low bid quotations per share for our common stock as reported on the OTC market, as compiled by Pink Sheets LLC. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended November 30, 2009
Quarter Ended:
February 28, 2009	$0.40	$0.07
May 31, 2009	0.30	0.12
August 31, 2009	0.18	0.12
November 30, 2009	0.21	0.09

Fiscal Year ended November 30, 2008
Quarter Ended:
February 28, 2008	$0.50	$0.31
May 31, 2008	0.40	0.34
August 31, 2008	0.40	0.25
November 30, 2008	0.40	0.17

The Company has entered into the Dissolution Stipulation which provides, among other things, that, on or before March 5, 2010, the Company will send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice shall indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2009, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.  If a certificate of dissolution is filed in accordance with the Dissolution Stipulation, then immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

Holders

As of March 1, 2010, the last reported price of our common stock on the OTC market was $0.09 per share. As of March 1, 2010, there were slightly less than 300 stockholders of record of the Company’s common stock.

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

The timing of any future liquidating distributions is unknown and is dependent upon the winding up of the Company’s business under the plan of dissolution.  See “Item 1, Business — Plan of Dissolution”, for further discussion regarding our plan of dissolution.

Sales of Unregistered Securities

On February 13, 2009, we issued 2,496,077 shares of our common stock in connection with our purchase of assets owned by Fair, of which 1,969,077 shares of common stock were issued to Fair, 452,000 shares of common stock were issued to Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our company, and 75,000 shares of common stock were issued to James F. Cochran, Chairman and Director of Fair. The issuance of these shares constituted a portion of the consideration paid for the assets of Fair, and the shares were deemed to have a value of $0.36 per share. The shares of common stock were issued by us in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 1, 2008 and March 5, 2009 our Board approved grants of restricted stock to our directors as discussed below in “—Equity Compensation Plan Information.”  These shares of restricted stock were issued by us in a transaction exempt from registration pursuant to Section (4)(2) of the Securities Act.

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

The following table provides the number of securities to be issued upon the exercise of outstanding options, warrants and rights as of November 30, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	130,000	$4.93	0
Equity compensation plans not approved by security holders	—	—	—
Total	130,000	$4.93	0

Subsequent to fiscal 2008, on December 1, 2008, our Board approved the 2008 Plan, and subsequently amended and restated on September 11, 2009 to decrease the number of shares of common stock of the Company that may be issued under the 2008 Plan from 20,000,000 to 2,000,000.  The plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. The 2008 Plan provides that the administrator of the 2008 Plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The 2008 Plan will terminate on December 1, 2018.

On December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock under the 2008 Plan to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  For each restricted stock grant, 100,000 shares vested on the date of grant and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. On March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock to David Tornek, our director who was appointed to fill the vacancy on the Board. 100,000 shares vested on the date of grant and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. The total value of the awards granted under the 2008 Plan using prices determined as of the grant date were  $0.22 per share for 600,000 shares granted on December 1, 2008 and $0.16 per share for 300,000 shares granted on March 5, 2009. As a result of these grants, $180,000 will be expensed over the vesting periods.

Item 6.           Selected Consolidated Financial Data

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2007 we sold all of our major assets. Our stockholders approved the U.S. Sale, the Mexico Sale, the plan of dissolution, and the name change to CLST Holdings, Inc. on March 28, 2007. Throughout 2008 and 2009, only a small administrative staff remained to wind up our business, and we continued to follow the plan of dissolution adopted by our stockholders. However, consistent with the plan of dissolution and its fiduciary duties, our Board has continued to consider the proper implementation of the plan of dissolution and the exercise of the authority granted to it thereunder. Our Board has in the past year considered whether it is possible, and if it would be in the best interest of the Company, to de-register with the SEC and thereby eliminate the Company’s responsibilities to file reports with the SEC.  In addition, due to the recent economic crisis, the Board and management has evaluated various alternatives to safeguard our primary asset, cash, and took several steps in late 2008 to protect this asset.  Although we believe our cash is now safe from bank failure and other near term economic risks, the effective interest rates have been reduced substantially due to the U.S. economic crisis.  As discussed in further detail below under “— Recent Developments,” on November 10, 2008, December 12, 2008 and February 13, 2009, we consummated three acquisitions of receivables portfolios which we believe will provide a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we hold and collect consumer accounts receivable, we have not abandoned our plan of liquidation and dissolution.  See “Item 1, Business — Plan of Dissolution,” for further discussion regarding our plan of dissolution.

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

Stock-Based Compensation

On December 1, 2008, our Board approved the 2008 Plan. Effective September 11, 2009, the Board amended and restated the 2008 Plan to decrease the number of shares of common stock of the Company that may be issued under the 2008 Plan from 20,000,000 to 2,000,000. The following is a brief description of the material terms of the 2008 Plan:

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

For the twelve months ended November 30, 2009, the Company recognized $115,000, of expense related to the restricted stock grants.

Recent Developments

CLST Asset I

On November 10, 2008, our Board unanimously approved the acquisition of all of the outstanding equity interest of Trust I from Drawbridge through CLST Asset I, a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries through entry into the Trust I Purchase Agreement to acquire all of the outstanding equity interests of Trust I from a third party.  The purchase price was approximately $41.0 million, which was financed by $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement, dated November 10, 2008, among Trust I, Fortress, as lender, FCC, as the initial servicer, the backup servicer, and the collateral custodian. The primary business of Trust I is to hold and collect certain receivables.

The approximate 6,000 receivables included in CLST Asset I are all consumer home improvement, repair and other related loans to homeowners. All loans represent loans to single family dwellings. As of the purchase date, approximately 63% of the loans were secured through a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeastern part of the United States with the remainder in Texas, Georgia and Missouri, and at the time of purchase of the portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any. The purchase price reflects an approximately $0.7 million discount and as of the purchase date, the receivables had an average outstanding principal balance of approximately $6,900 and an average interest rate of 14.4%.

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

The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $574,000 have become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

CLST Asset II

On December 12, 2008, we, through Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo, entered into the Trust II Purchase Agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Trust and SSPE.  The Board unanimously approved the establishment of the Trust II and the Trust II Purchase Agreement. Under the terms of the Trust II Credit Agreement, which Trust II entered into with Summit, as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Corp.,

as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties, Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter of 2009, when Trust II purchased $5.8 million of receivables, with an aggregate purchase discount of $0.5 million, that are typically secured by a second mortgage or the personal property itself. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I. The loans represent new originations with an average term of 9 years and a current average interest rate of 14.7%.  Since these are new loans, the Company has managed the originations such that almost 65% of the new loans had credit scores higher than 680, with a portfolio average of 676. As of June 2009, the Company is no longer originating new loans under the credit agreement.  Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.   The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	24%
Ohio	21%
Massachusetts	6%
Florida	6%
New York	4%

During the second quarter of 2009 we were informed by Summit that the credit facility we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress Corp. regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of November 30, 2009, total borrowings under the Trust II Credit Agreement were $15.1 million, of which $5.0 million was attributable to Trust II.

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II  portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, a newly formed, wholly owned subsidiary of Financo, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company under the Trust III Purchase Agreement.  Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354, consisting of cash, common stock of the Company and six promissory notes. Additionally, Fair agreed to use its best efforts to facilitate negotiations to add CLST Asset III or one of its affiliates as a co-borrower under one of Fair’s existing lines of credit with access to at least $15,000,000 of credit for our own purposes. To date, we have not been added as a co-borrower. Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products, home improvements and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products. Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Ohio	17%
Florida	8%
Colorado	8%
Texas	6%
Pennsylvania	6%

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. Fair was the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham. The implementation of the procedures required several meetings with the servicer and were implemented during the third quarter of 2009 with the exception of securing a lock box to receive payments, which we expected to have in place during the fourth quarter of 2009.

During the fourth quarter of 2009, unexpectedly to the Company, the FBI and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, in February 2010 Fair commenced bankruptcy proceedings, which may negatively impact the timing and completeness of this transfer.

Our agreement with Highlands calls for an initial term of six months and is automatically renewed in one year increments unless cancelled in writing by either party in accordance with the terms of the agreement. We will incur servicing fees at market rates and per the terms of the agreement. Highlands is required to make daily remittances of our collected accounts.

At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

Now that the Company has acquired each of these three receivable portfolios, most of the activities of the Company with respect to the portfolios are conducted on its behalf by the servicers of these portfolios.  The servicers receive payments from account debtors and pursue other collection activities with respect to the receivables, monitor collection disputes with individual account debtors, prepare and submit claims to the account debtors, maintain servicing documents, books and records relating to the receivables and prepare and provide reports to the lenders and the Company with respect to the receivables and related activity, maintain the security interest of the lenders in the receivables, and direct the collateral custodian to make payments out of the proceeds of the portfolios to, among others, the Company, the lenders, the servicers and/or backup servicers, and the collateral custodians pursuant to the terms of the relevant servicing agreements.

Red Oak Litigation

The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action.   Although we have directors and officers liability insurance, it is uncertain whether the insurance will be sufficient to cover all expenses and damages, if any, that we may be required to pay in the State Court Action. In addition, both lawsuits have distracted the attention of our management and are expensive to conduct. Our Board and management have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our portfolios of receivables, our plan of dissolution, and other important matters.  We have incurred substantial legal and other professional service costs in connection with these lawsuits, approximately $3.0 million as of November 30, 2009. Because of the costs and distractions associated with the further prosecution of the Federal Court Action, the Board, as an exercise of its business judgment, determined that the action should be dismissed, and the Company has filed a motion to that effect, which the Red Oak Group has opposed. We expect to continue to spend additional time and incur additional professional fees, expenses and other costs with respect to the Federal Court Action and State Court Action, all of which could have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

The Company reported a net loss of $5.2 million or $0.23 per basic and diluted share, for the twelve months ended November 30, 2009, compared to a net loss of $1.7 million, or $0.08 per basic and diluted share for the prior year. The increased loss is primarily attributable to the actions taken by Red Oak, which has led to the costs incurred in connection with the Federal Court Action and State Court Action, offset slightly by the income (net of expenses) generated by our portfolios.

The following table shows certain information as of November 30, 2009 for each of CLST Asset I, CLST Asset II and CLST Asset III.   A more detailed description of the results for each of these entities is provided below.    Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$29,335	85.2%	$7,181	97.9%	$1,691	93.9%
31 - 60 Days	1,205	3.5%	52	0.7%	34	1.9%
61 - 90 Days	556	1.6%	39	0.5%	46	2.6%
91 + 120	452	1.3%	12	0.2%	29	1.6%
120+	2,898	8.4%	51	0.7%	—	0.0%
Total Receivables	34,446	100.0%	7,335	100.0%	1,800	100.0%

Allowance for doubtful Accts	(3,610)	-10.5%	(58)	-0.8%	—	0.0%

Net Receivables	30,836	89.5%	7,277	99.2%	1,800	100.0%

Discount	(531)	-1.5%	(630)	-8.6%	(55)	-3.1%

Acquisition fees	168	0.5%	26	0.4%	41	2.3%

Total	$30,473	88.5%	$6,673	91.0%	$1,786	99.2%

Accounts Receivable Other	$2,010		$—		$—

Notes Payable and Loans Outstanding	$28,666		$4,997		$498

Approximate Number of Customer Accounts	5,139		981		1,676

Average Outstanding Principal Balance per Account	$6,703		$7,477		$1,074

Fiscal 2009 Compared to Fiscal 2008

Consolidated

Revenues.  Revenues, which primarily consist of interest and other charges earned from the Company’s receivable portfolios, were $6.7 million for the twelve months ended November 30, 2009 compared to $0.5 million  for the twelve months ended November 30, 2008.  Revenues for the twelve months ended November 30, 2009  included $5.2 million from CLST Asset I, $1.2 million from CLST Asset II and $0.3 million from CLST Asset III.  Revenue for the twelve months ended November 30, 2008 included $0.5 million from CLST Asset I.

Loan Servicing Fees.  Loan servicing fees, which primarily consist of loan servicing fees and trust administration fees, were $0.8 million for the twelve months ended November 30, 2009 compared to $0.1 million  for the twelve months ended November 30, 2008 and represented 1.76% and 1.90% of the average annual aggregate outstanding principal balances of receivables, respectively.  Loan servicing fees for the twelve months ended November 30, 2009 were $0.7 million for CLST Asset I, $0.1 million for CLST Asset II and none for CLST Asset III.

Provision for doubtful accounts.  Provision for doubtful accounts was $3.5 million for the twelve months  ended November 30, 2009 compared to $0.1 million for the twelve months ended November 30, 2008. The increase is primarily the result of an increase in the provision for doubtful accounts for CLST Asset I of $3.4 million during the twelve months ended November 30, 2009 as a result of an increase in the default rates experienced during the third and forth quarters of fiscal 2009.  The increases in the provision for doubtful accounts for the twelve months ended November 30, 2009 also included $0.1 million for CLST Asset II and no provision for CLST Asset III.  Both of these portfolios were acquired during the twelve months ended November 30, 2009 and therefore did not have any provisions during the twelve months ended November 30, 2008.

Interest Expense.  Interest expense is incurred from borrowings under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. Interest expense was $2.1 million for the twelve months ended November 30, 2009 compared to $0.1 million  for the twelve months ended November 30, 2008 and represented 31.7% and 29.2% of revenue, respectively.  Interest expense for the twelve months ended November 30, 2009 was $1.9 million for CLST Asset I, $238,000 for CLST Asset II and $26,000 for CLST Asset III.

General and Administrative Expenses.  Selling, general and administrative expenses were $5.4 million for the twelve months ended November 30, 2009 compared to $2.2 million for the twelve months ended November 30, 2008.  The increase is primarily the result of increased legal and professional fees. Our legal and professional expenses during the twelve months ended November 30, 2009 were $4.7 million compared to $1.8 million during the twelve months ended November 30, 2008.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action.  We also incurred substantial professional fees in 2009 relating to the Federal Court Action and to our arbitration claims against Wireless Solutions for monies we believe are due to us from the Mexico Sale.  We have made a claim under our directors and officers liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs in the State Court Action.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  The Company believes that we have exceeded our self retention amount during the fourth quarter of 2009 and the carrier should begin to reimburse us for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group. Any reimbursements received will offset the legal expenses incurred in general and administrative expenses.  With respect to the Mexico Sale, we believe that Wireless Solutions owes us amounts relating to the sale of our interest in CII.  Therefore, we are pursuing claims against the buyers from the Mexico Sale in an ICC arbitration proceeding.  The arbitration proceeding was held in Mexico City, Mexico in October 2009 and the arbitration panel has up to six months from the date of the arbitration proceeding to issue their conclusion.  As of the date of this Form 10-K, the arbitration panel has not issued their conclusion.  We believe we are owed up to $1.7 million from the Mexico Sale, which has not been accrued and included in the Company’s financial statements as of November 30, 2009.

Income Taxes. We had income tax expense of $26,000 for the twelve months ended November 30, 2009 compared to $192,000 for the twelve months ended November 30, 2008.

Discontinued Operations. During fiscal year 2007, we sold all of our U.S. operations, including our Miami-based Latin American operations, Mexico operations and Chile operations. For more information on these transactions, please see the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2008.

CLST Asset I

For the twelve months ended November 30, 2009, collections for CLST Asset I were $11.7 million, representing $6.5 million of principal payments and $5.2 million of interest and payments and other charges compared to collections of $1.1 million, representing $0.6 million of principal payments and $0.5 million of interest and payments and other charges during the twelve months ended November 30, 2008.  As of November 30, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves and excluding certain accrued interest and deferred cost was $30.8 million, which represents 75.1% of the original purchase price of $41.0 million. The ending balance consists of approximately 5,139 customer accounts, with an average outstanding principal balance per account of approximately $6,703.  The average interest rate for these accounts was 14.32% during the twelve months ended November 30, 2009.

Total revenues for the twelve months ended November 30, 2009 were approximately $5.2 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $6.0 million, which included a $3.5 million provision for doubtful accounts, $1.9 million of interest expense to Fortress, our lender, and $0.7 million of servicing expense to FCC.

As of November 30, 2009, Trust I owed $28.7 million to Fortress, representing 82.2% of the original loan amount. On October 16, 2009, we received a notice of default from Fortress stating that an event of default has occurred and is continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Fortress has not yet sought to foreclose on the assets of Trust I, however, if it does so, the Company may lose some or all of its investment in Trust I. Beginning in October 2009, all receipts of customer payments for CLST Asset I are being held in trust pending a resolution to this matter. As of November 30, 2009 $2.0 million of net customer receipts are held in this trust account and have been included in accounts receivable other.

CLST Asset II

For the twelve months ended November 30, 2009, collections for CLST Asset II were $3.2 million, representing $2.3 million of principal payments and $0.9 million of interest and payments and other charges. There were no revenues or expenses for CLST Asset II during the twelve months ended November 30, 2008 as this portfolio was acquired in fiscal 2009.  As of November 30, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves and excluding certain accrued interest and deferred cost was $7.3 million, which represents 76.0% of the original purchase price of $9.6 million. The ending balance consists of approximately 981customer accounts, with an average outstanding principal balance per account of approximately $7,477.  The average interest rate for these accounts was 14.7% during the twelve months ended November 30, 2009.

Total revenues for the twelve months ended November 30, 2009 were approximately $1.2 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $503,000, which included a $58,000 provision for doubtful accounts, $238,000 of interest expense to Fortress Corp., our lender, and $119,000 of servicing expense to FCC.

As of November 30, 2009, CLST Asset II owed $5.0 million to Fortress Corp., representing 78.4% of the original loan amount. We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II  portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

CLST Asset III

The receivables included in CLST Asset III were purchased on February 13, 2009. For the twelve months ended November 30, 2009, collections for CLST Asset III were $2.0 million, representing $1.7 million of principal payments and $0.3 million of interest and payments and other charges.  As of November 30, 2009, the aggregate outstanding principal balance of the notes receivables net of reserves and excluding certain accrued interest and deferred cost was $1.8 million, which represents 48.6% of the original purchase price of $3.7 million. The ending balance consists of approximately 1,676 customer accounts, with an average outstanding principal balance per account of approximately $1,074.  The average interest rate for these accounts was 16.9% during the twelve months ended November 30, 2009.

Total revenues for the twelve months ended November 30, 2009 were approximately $328,000 and primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period consisted of interest expense of $26,000, related to the seller notes delivered as part of the Trust III Purchase Agreement. Defaults of $208,000 during the twelve months ended November 30, 2009 were applied to the notes payable to the sellers per the Trust III Purchase Agreement. At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

Liquidity and Capital Resources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of Trust I in November 2008, we met our cash needs with existing funds and interest and investment income generated by our cash and cash equivalents.  As of November 30, 2009, we had cash and cash equivalents of approximately $4.8 million, down from $9.8 million at November 30, 2008. Historically, we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits. The majority of our cash is invested in Texas Capital Bank, N.A. at a variable interest rate and in government repurchase contracts, where we are earning less than 1% per year. Each deposit of our cash is FDIC insured or government insured.  We financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our common stock.  Since the acquisitions of our receivable portfolios, we also use the income generated from these receivable portfolios to meet our cash needs.

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees has resulted in the Company incurring a net loss of approximately $5.2 million during the twelve months ended November 30, 2009. The Company is continuing discussions to resolve the default under the Trust I Credit Agreement. The Company has made a claim under its directors and officers liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. It is uncertain whether the Company can continue as a going concern if it continues to incur net losses and if the Company loses the CLST Asset I consumer receivables as a result of the default under the Trust I Credit Agreement.

Operating Activities

The net cash used in operating activities for the twelve months ended November 30, 2009 was $3.8 million compared to cash received of $4.0 million for the twelve months ended November 30, 2008. The primary reason for this decrease was the collection of $4.7 million of accounts receivable from Brightpoint (the purchaser of our U.S. and Miami operations) in 2008 and increased operating expenses in 2009 primarily related to the cost incurred in connection with the Federal Court Action and State Court Action, offset slightly by the income (net of expenses) generated by our consumer receivable portfolios. Our legal and professional expenses for the twelve months ended November 30, 2009 were $4.7 million compared to $1.8 million for the twelve months ended November 30, 2008.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action.  We also incurred substantial professional fees in the third quarter of 2009 relating to the Federal Court Action and to our arbitration claims against Wireless Solutions for monies we believe are due to the Company from the Mexico Sale.  We have made a claim under our directors and officers liability insurance policy for reimbursement of amounts we are obligated to advance under our certificate of incorporation and bylaws to our directors for their defense costs in the State Court Action.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention amount under the policy, subject to certain reservations of rights.  The Company believes that we have exceeded our self retention amount during the fourth quarter of 2009 and the carrier should begin to reimburse us for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group.  The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

Investing Activities

The net cash provided by investing activities for the twelve months ended November 30, 2009 was $6.0 million compared to $5.5 million of cash used by investing activities during the twelve months ended November 30, 2008.  The increase in 2009 from 2008 is primarily a result of the collection of consumer receivable portfolio principal of $10.2 million during the twelve months ended November 30, 2009 offset in part by (i) cash of $4.0 million used to fund the acquisitions of the CLST Asset II and CLST Asset III portfolios and (ii) $0.2 million in acquisition costs during the twelve months ended November 30, 2009. During the twelve months ended November 30, 2008 the Company used available cash of $6.1 million to fund in part its acquisition of the CLST Asset I portfolio.

Financing Activities

The net cash used in financing activities for the twelve months ended November 30, 2009 was $7.2 million compared to $0.6 million for the twelve months ended November 30, 2008.  The cash used in financing activities  was used to reduce the outstanding debt principal balance under the Trust I Credit Agreement, Trust II Credit Agreement and seller notes associated with the Trust III Purchase Agreement.

Liquidity Sources

CLST Asset I.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement.  The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust I Credit Agreement).  Under the terms of the Trust I Credit Agreement, the net cash proceeds from the collection of consumer receivables held by Trust I in any particular month are remitted to the Company on or about the 20th day of the following month.  As of November 30, 2009, the outstanding balance of our term loan was $28.7 million, representing 82.2% of our original balance. During fiscal 2009, we retired approximately $6.2 million of our obligation to Fortress, and paid $1.8 million in interest expense, all from customer collections.

The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.  An event of default occurs under the Trust I Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. For the fourth quarter of 2009, these default rates were 7.43% and 8.45%, respectively.  Please see “Item 7, Recent Developments — CLST Asset I” above for information regarding the default notice the Company received with regards to the Trust I Credit Agreement.

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $574,000 have become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and  discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

CLST Asset II. The Trust II has become a co-borrower under a $50 million credit agreement, which was reduced to a $30 million commitment during the second quarter of 2009, that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The Trust II Credit Agreement is effective as of December 10, 2008, and was entered into among the Trust II, FCC, the originator, SSPE Trust and SSPE, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement.  The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount.

The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.  An event of default occurs under the Trust II Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables.  As of November 30, 2009, there was a provision of $58,000 for customer accounts greater than 90 days past due.  Please see “Item 7, Recent Developments — CLST Asset II” above for information regarding the default notice the Company received with regards to the Trust II Credit Agreement.

On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, as the terms are defined in the Trust II Credit Agreement, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

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

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers. In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining seller notes. Defaults of $208,000 during the twelve months ended November 30, 2009 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of November 30, 2009, was $498,000 after interest was accrued and delinquent receivables were recorded. At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

Contractual Obligations

Included in accounts payable at November 30, 2009, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier, and which has been in dispute since 2001. The Company now believes that the statute of limitations on this trade payable may have expired. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. In addition, the Company has contacted the vendor in question several times during the second quarter of 2009 regarding this matter with no results. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments. In the event that the Company is able to settle the dispute with no payment, the settlement would result in $14.2 million of income to the Company for federal income tax purposes, and therefore the deferred income tax asset will be realized.  If the Company is able to settle the dispute for any amount between $1 and $14.2 million, the deferred tax asset will be adjusted accordingly.

Asset Quality

Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The table previously presented in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contains performance information for the receivables as of and for the twelve months ended November 30, 2009 (the “Asset Receivable Table”).  The composition of the portfolios is expected to change over time.  The future performance of the receivables in the portfolios may be different from the historical performance set forth in the Asset Receivable Table.  The Asset Receivable Table also sets forth our aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the twelve months ended November 30, 2009.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and rising unemployment have contributed to the significant increases in delinquencies for 2009 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience set forth on the Asset Receivable Table.

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days for receivables in CLST Asset I and for 90 days for receivables in CLST Asset II, a provision (reserve) is made for the account balance. As of November 30, 2009, the allowance for doubtful accounts recorded for CLST Asset I and CLST Asset II is $3.6 million and $0.1 million, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts. For CLST Asset III, delinquent receivables are charged against the notes payable to the sellers per the terms of the CLST III Purchase Agreement.  Defaults of $208,000 during the twelve months ended November 30, 2009 were offset against the notes payable to the sellers.

New Accounting Pronouncements

Footnote 1 of the Notes to the Consolidated Financial Statements, included in the Company’s Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no changes during the year ended November 30, 2009, to the significant accounting policies used in the preparation of our Consolidated Financial Statements.

In December 2007, Financial Accounting Standards Board (the “FASB”) issued ASC 805-20 (formerly SFAS 141 (R)), “Business Combinations” which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The requirements of ASC 805-20 apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

In September 2006, the FASB issued ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures (“ASC 820”), which clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. ASC 820 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted ASC 820 as of December 1, 2008 and it had no material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments” ASC 825 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105-10 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASC 105-10 as of November 30, 2009. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by its Form 10-K, our disclosure controls and procedures are not effective.  During the fiscal period ended November 30, 2009, the Company received comment letters from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Annual Report on Form 10-K, and related amendments, for the year ended November 30, 2008 and review of our Quarterly Reports on Form 10-Q, and related amendments, for the quarterly periods ended February 28, 2009, May 31, 2009 and August 31, 2009.  In its response to the SEC’s comments, the Company has included additional disclosures in amendments to its periodic filings, however, there remains an unresolved comments related to the Company’s inability to disclose audited financial statements and pro forma financial information on Trust I. To date, the Company is not able prepare historical financial statements for Trust I, conduct audits of such historical financial statements, or to prepare related pro forma financial information, in either case, satisfying the requirements of Rule 8-04 and 8-05 of Regulation S-X as the seller of Trust I has been unable or unwilling to provide the Company and its auditors with access to historical books and records, or supporting materials, relating to Trust I necessary to prepare such historical financials or to conduct an audit thereof. On January 26, 2010, the seller provided to the Company certain historical financial information for Trust I. The Company is evaluating this information and attempting to compile the historical financial statements that can be audited.  We will remedy this disclosure failure if and when we can complete the audit and the pro-forma financial statement for Trust I for the twelve months ended November 30, 2008. Additionally, on March 1, 2010, the Company filed its Form 12b-25 to notify the SEC that its Form 10-K would be filed late.  In addition, we have identified certain material weaknesses discussed further below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2009, our internal control over financial reporting was not effective.

Our management has identified two deficiencies that constitute material weaknesses: (1) the Company has not required SAS 70 reports and is not receiving timely audited financial statements from the servicers of the Company’s consumer receivable portfolios, and (2) the Company lacks adequate supervision, segregation of duties,  and technical accounting expertise necessary for an effective system of internal control and timely financial reporting.  In an effort to mitigate these material weaknesses, the Company’s management has conducted tests to determine the accuracy and completeness of the Company’s consumer receivable portfolios. The Company also receives detailed reports at least monthly from the companies servicing these receivable portfolios. The Chief Executive Officer, Chief Financial Officer and Senior Accountant all review these reports for any unusual items and meet with representatives of the servicers to review the status of the portfolios and discuss any unusual items. All of our financial reporting is carried out by our Chief Financial Officer and Senior Accountant with the assistance of third parties from time to time. The lack of accounting staff and dependence on third party assistance results in a lack of segregation of duties and at times a lack of sufficient accounting technical expertise which could impact our financial reporting function. In order to mitigate this control deficiency to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer, Chief Financial Officer as well as the Board for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies in a cost effective manner, the Company will attempt to implement the control.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K. For our fiscal year ended November 30, 2010, we will be required to include the auditor attestation under existing rules.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and it is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act. To address the Company’s lack of sufficient accounting technical expertise, during 2009, the Company brought in additional accounting technical expertise as needed. However, the material weaknesses reported above continue to exist. There have been no changes in our internal control over financial reporting during the fourth quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that, in September 2009 the Company decided to separate the Chief Executive Officer role from the Chief Financial Officer role and began a search for a Chief Financial Officer. On January 8, 2010, the Board of Directors elected William E. Casper as Vice President, Chief Financial Officer and Treasurer of the Company, subject to his acceptance of those positions.  On January 18, 2010, Mr. Casper accepted these positions and was appointed Vice President, Chief Financial Officer and Treasurer of the Company.  Mr. Casper replaced Robert A. Kaiser in these positions. Mr. Kaiser continues to serve as the Company’s Chief Executive Officer. On February 10, 2010, Mr. Casper resigned as Vice President, Chief Financial Officer and Treasurer of the

Company.  On February 11, 2010, Jerome L. Trojan III was retained as the Vice President, Chief Financial Officer and Treasurer of the Company, replacing Mr. Casper in these positions.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of executive officers and directors of the Company:

Name	Age	Director/Officer Since	Class	Position(s) Held
Robert A. Kaiser	55	May 2, 2005	Class I Director	Director, Chief Executive Officer, President; Member of Executive Committee, Nominating Committee and Audit Committee
Timothy S. Durham	46	August 7, 2007	Class III Director	Director, Chairman, Secretary; Member of Executive Committee, Nominating Committee, Audit Committee and Compensation Committee
David Tornek	48	January 16, 2009	Class III Director	Director; Member of Executive Committee, Chairman of Nominating Committee, Chairman of Compensation Committee and Chairman of Audit Committee
Jerome L. Trojan III	44	February 11, 2010	N/A	Vice President, Chief Financial Officer and Treasurer

Robert A. Kaiser, 55, currently serves as a Class I director and as Chief Executive Officer and President, which positions he was elected to on September 25, 2007. Mr. Kaiser’s primary business address is the Company’s address. Mr. Kaiser served as Senior Vice President and Chief Financial Officer of the Company from December 21, 2001 until October 2, 2003 and again from September 25, 2007 until January 18, 2010.  Mr. Kaiser served his first stint as Chief Executive Officer starting on May 1, 2004, with which he served consecutively as President and Chief Operating Officer until March 30, 2007, when he resigned in connection with the completion of the sale of substantially all of the Company’s assets.  Mr. Kaiser has served as a director of the Company since May 2, 2005 and also previously served as Chairman of the Board from May 2, 2005 until his resignation on April 17, 2007 and again from August 7, 2007 until September 11, 2009. Mr. Kaiser’s second stint as a director of the Company began when he was elected to the Board on August 7, 2007, and he was to have served a one-year term; however, because the Company did not have an annual meeting of stockholders in 2008 or 2009, he has continued to serve as director. Mr. Kaiser also serves as a member of the board of directors and audit committee chairman for RBC Life Sciences and has served in such capacities since September 2008.

Timothy S. Durham, 46, is currently serving a three-year term as a Class III director and the Company’s Chairman of the Board, which he was elected to on September 11, 2009 and as Secretary, which he was elected to on August 7, 2007. Mr. Durham is the Chairman and Chief Executive Officer of Obsidian Enterprises, Inc. (“Obsidian”), a private holding company that invests in small and mid cap companies in basic industries such as manufacturing and transportation. As Chief Executive Officer of Obsidian, Mr. Durham is responsible for strategic direction and financial issues. Mr. Durham also serves as Chairman of Fair Holdings, Inc. (“Fair Holdings”), a financial services company, where his responsibilities include strategic direction and financial issues.  During the fourth quarter of 2009, the FBI and other government agencies seized certain assets of Fair and began a federal investigation of Fair and Mr. Durham.  The investigation of Fair and Mr. Durham has been previously disclosed in the Company’s Form 8-K filed on December 1, 2009.  Mr. Durham has held his positions with Obsidian and Fair

Holdings for more than five years. In February of 2010, Fair commenced bankruptcy proceedings.  Mr. Durham also serves as a director of National Lampoon, Inc. and has done so since 2002.

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

Jerome L. Trojan III, 44, joined the Company on February 11, 2010 and is currently serving as Vice President, Chief Financial Officer and Treasurer of the Company.  For the past 11 years, Mr. Trojan has served as a Chief Financial Officer for private and public companies with annual revenues of approximately $35 million to $130 million.  Prior to his employment as the Company’s Chief Financial Officer, Mr. Trojan served as the Vice President of Finance and Chief Financial Officer of Palm Beach Tan, Inc., a Dallas, Texas based owner and franchisor of retail tanning salons located throughout the United States, from June 2005 until April 2009.  Mr. Trojan also served as Vice President of Finance and Chief Financial Officer for Moll Industries, Inc., a Dallas-based custom plastics injection molder/manufacturer, from November 2004 until June 2005.  Prior to working with Moll Industries, Inc., Mr. Trojan was employed by VLPS Lighting Services International, Inc., beginning in May 1995, ultimately serving as Vice President of Finance and Chief Financial Officer.  Mr. Trojan is licensed as a Certified Public Accountant in the state of Texas.  He graduated from the University of Texas at Austin in 1987 with a Bachelors of Business Administration in Accounting and from Southern Methodist University in 1995 with a Masters of Business Administration.

The Company does not maintain key man insurance on the life of any officer of the Company. The loss or interruption of the continued full-time service of the Company’s executive officers and key employees could have a material adverse impact on the Company’s business. The inability of the Company to retain such necessary personnel could also have a material adverse effect on the Company.

No family relationships exist among our officers or directors. Except as indicated above, no director of ours is a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Based solely on our review of the copies of such forms received by us with respect to 2008 and 2009, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of a registered class of our equity securities have been complied with during fiscal 2008 and 2009.  However, during 2009, the Red Oak Group, which reported it was the beneficial owner of 4,561,554 shares of our common stock in a Schedule 13D filed with the SEC on February 18, 2009, as amended by an Amended Schedule 13D filed with the SEC on March 4, 2009, did not timely file a Form 4 with respect to acquisitions of our stock on February 10, 2009, February 11, 2009, February 12, 2009 and February 13, 2009.  Also, Mr. Tornek, one of our directors, did not timely file a Form 4 with respect to acquisitions of our stock on September 17, 2009.

Corporate Governance

Director Independence

Our Board of Directors has adopted the independence standards of The NASDAQ Stock Market, Inc., or NASDAQ, as its independence standards (the “NASDAQ Standards”). Our Board of Directors has determined that Mr. Tornek qualifies as an independent director and that Messrs. Durham and Kaiser are not independent directors.  In determining the independence of Mr. Tornek, our Board of Directors considered the fact that both Messrs. Durham and Tornek serve on the Board of Directors of National Lampoon, Inc. and concluded that this relationship would not impair Mr. Tornek’s ability to remain independent as a director on our Board of Directors.

Mr. Durham serves on the Executive Committee, Audit Committee, Compensation Committee, and Nominating Committee of our Board of Directors, but does not qualify as independent under the NASDAQ independence standards for such committees. Mr. Kaiser serves on the Executive Committee, Audit Committee and Nominating Committee of our Board of Directors but does not qualify as independent under the NASDAQ independence standards for such committees.

Board Meetings and Attendance

We are managed under the direction of our Board of Directors. As of November 30, 2008, we had three directors, including two non-employee directors — Robert A. Kaiser, Timothy S. Durham and Manoj Rajegowda. During the year ended November 30, 2008, there were no changes to our Board of Directors. Subsequently, on January 16, 2009, the Board of Directors increased the size of the Board of Directors from three members to four members and appointed Mr. David Tornek to fill the vacancy as a Class III director to hold office for the remaining term of the Class III directors until the Annual Meeting of stockholders in 2010 and until his successor is duly elected and qualified.  Mr. Tornek was appointed by the Board to serve as Chairman of the Audit Committee, the Nominating Committee and the Compensation Committee on September 11, 2009.  On February 24, 2009, Mr. Rajegowda tendered his resignation from the Board of Directors. Mr. Rajegowda’s letter of resignation is attached as Exhibit 99.1 to our Annual Report on Form 10-K for the year ended November 30, 2008, filed with the SEC on March 2, 2009. We strongly encourage all members of the Board of Directors to attend Annual Meetings each year.  For the Annual Meeting held on July 31, 2007, four directors were in attendance; the only director not to attend was Da Hsuan Feng.

Our Board of Directors is divided into three classes of directors and each class serves a three year term.  Our Board of Directors had only two regular committees, the Audit Committee and the Executive Committee, until September 11, 2009, when it formed a Compensation Committee, and a Nominating Committee, neither of which have met as of the date of this Form 10-K.  During the 2008 Fiscal Year, the Board of Directors met 15 times and the Audit Committee met two times.  During the 2009 Fiscal Year, the Board of Directors met 21 times and the Audit Committee met 2 times.  The Executive Committee was formed in February 2009 and has met 3 time(s) during the 2009 Fiscal Year.  No director attended (whether in person, telephonically, or by written consent) less than 75% of all meetings held during the period of time he or she served as director during the 2009 Fiscal Year or during the 2008 Fiscal Year.

Executive Committee

The Executive Committee was established by the Board on February 3, 2009 and currently consists of Messrs. Kaiser, Durham, and Tornek.  The Executive Committee has all authority of the Board, including all of the authority the Board had as a committee of the whole when serving as a committee of the Board (such as the Audit Committee).

Nominating Committee

Since August of 2007, the Board has not had a separately functioning Nominating Committee, and, during this period, our entire Board of Directors performed the functions of a Nominating Committee.  In this capacity, the Board of Directors did not develop specific, minimum qualifications to be met by a committee-recommended director, nor did it specify a particular set of qualities or skills that one or more directors needed to possess, other than the need for an audit committee financial expert.  However, as of September 11, 2009, our Board of Directors has formed a Nominating Committee consisting of Messrs. Durham, Kaiser, and Tornek, with Mr. Tornek serving as chair. Our Nominating Committee currently includes one independent member of our Board of Directors, Mr. Tornek, as such independence is defined in the Nominating Committee charter.  Our Nominating Committee charter requires that all members of the Nominating Committee be independent. The Nominating Committee’s charter can be accessed at www.clstholdings.com/corpdocs.asp.

Previously the Board considered, and after September 11, 2009 the Nominating Committee considers, nominees proposed by stockholders in accordance with guidelines for such consideration set forth in our Amended and Restated Certificate of Incorporation dated as of April 27, 1995, our Bylaws and any applicable rules and regulations of the SEC. A copy of our charter and Bylaws is available from our Chief Executive Officer upon written request. Requests or proposals should be directed to Robert Kaiser, Chief Executive Officer, CLST Holdings, Inc., 17304 Preston Road, Dominion Plaza, Suite 420 Dallas, Texas 75252. Article II, Section 7 of our Bylaws provides that persons nominated by stockholders are eligible for election as directors only if nominated in accordance with the following procedures. Such nominations shall be made pursuant to timely notice in writing to our Corporate Secretary. To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices at CLST Holdings, Inc., 17304 Preston Road, Dominion Plaza, Suite 420 Dallas, Texas 75252 not less than 60 days prior to the meeting of the stockholders called for the election of directors; provided, however, in the event that less than 70 days notice or prior public disclosure of the date the meeting is given or made to stockholders, such written notice must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure of the date of the meeting was made, whichever occurs first. Such stockholder’s notice to the Corporate Secretary must set forth (a) as to the stockholder proposing to nominate a person for election or re-election as director, (i) the name, business address and residence address of the stockholder who intends to make the nomination and (ii) a representation that the stockholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and (b) as to the nominee, (i) the name, age, business and resident addresses, and principal occupation or employment of each nominee; (ii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iii) any other information relating to the nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act; (iv) any other information that is or would be required to be disclosed in a Schedule 13D promulgated under the Exchange Act, regardless of whether such person would otherwise be required to file a Schedule 13D and (v) the consent of each nominee to serve as a director of the Company if so elected.

The Nominating Committee considers, at a minimum, the following factors in recommending to the Board potential new Board members, or the continued service of existing members:

1. the member’s/potential member’s demonstrated character, judgment, relevant business, functional and industry experience, and degree of acumen;

2. whether the member/potential member assists in achieving a Board that represents an appropriate mix of background and specialized experience;

3. the member’s/potential member’s independence, as defined in the NASDAQ Standards;

4. whether the member/potential member would be considered a “financial expert” or “financially literate” as described in NASDAQ Standards, legislation or NASDAQ Audit Committee guidelines;

5. the extent of the member’s/potential member’s business experience, technical expertise, or specialized skills or experience;

6. whether the member/potential member, by virtue of particular experience relevant to the Company’s current or future business, will add specific value as a Board member; and

7. any factors related to the ability and willingness of a new member to serve, or an existing member to continue his/her service.

Previously the Board did not use, and after September 11, 2009 the Nominating Committee does not use, the services of any third-party search firm to assist in the identification or evaluation of candidates. The Nominating Committee may engage a third party to provide such services in the future, as it deems necessary or appropriate at the time in question. Previously the Board determined the required selection criteria and qualifications of director nominees based upon the Company’s needs at the time nominees are considered; going forward, the Nominating Committee will serve this role. A candidate must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibility within their chosen fields, and have the ability to quickly understand complex principles of, but not limited to, business and finance. Just as the Board has done in the past, the Nominating Committee will consider these criteria for nominees identified by its committee members, by stockholders, or through some other source. When current Nominating Committee members are considered for nomination for reelection, the Nominating Committee also takes into consideration their prior contributions, performance and meeting attendance records.

As the Board has done in the past, the Nominating Committee will conduct a process of making a preliminary assessment of each proposed nominee based upon resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information will be evaluated against the criteria set forth above as well as the Company’s specific needs at that time. Based upon a preliminary assessment of the candidates, those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used for further evaluation. The Nominating Committee uses the same process for evaluating all nominees, regardless of the original source of the recommendation.

Audit Committee

Until September 11, 2009, all members of our Board of Directors served as members of our Audit Committee, and beginning with the formation of our Executive Committee on February 3, 2009, all members of our Executive Committee served as members of our Audit Committee. However, as of September 11, 2009, our Board of Directors has formed an Audit Committee consisting of Messrs. Durham, Kaiser and Tornek, with Mr. Tornek serving as chair. Our Audit Committee currently includes one independent member of our Board of Directors, Mr. Tornek, as such independence is defined under the NASDAQ Standards. Mr. Tornek also serves as the audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K.  Our Audit Committee charter requires that all members of the Audit Committee be independent.  The Audit Committee’s charter can be accessed at www.clstholdings.com/corpdocs.asp.

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. In fulfilling its oversight duties, the Audit Committee shall have the following responsibilities:

•              Inquiring of management, the internal auditor and the independent registered public accountants about significant risks or exposures and assessing the steps management has taken to minimize such risk to the Company.

•              Considering with management and the independent registered public accountants the rationale for employing audit firms other than the principal independent registered public accountants.

•              Considering and reviewing with management, the independent registered public accountants and the internal auditor: the adequacy of the Company’s internal controls and disclosure controls and procedures, including the adequacy of controls and security for management information systems and other information technology, and any related significant findings and recommendations of the independent registered public accountants and internal audit together with management’s responses thereto.

•              Reviewing filings with the SEC and other published documents containing the Company’s financial statements and considering whether the information contained in these documents is consistent with the information contained in the financial statements.

•              Reviewing the Company’s policies relating to compliance with laws and regulations; the Company’s code of conduct; ethics; officers’ expense accounts, perquisites, and use of corporate assets; conflict of interest and the investigation of misconduct or fraud.

•              Determining the extent to which the planned audit scope of the internal auditor and independent registered public accountants can be relied on to detect fraud.

•              Reviewing legal and regulatory matters that may have a material impact on the financial statements, the Company’s related compliance policies and programs and reports received from regulators.

•              Reporting actions of the Audit Committee to the Board of Directors with such recommendations as the Audit Committee may deem appropriate.

•              Providing a report of the Audit Committee’s activities to the Board at regular intervals.

•              Reviewing and approving all related-party transactions, or designate a comparable body of the Board of Directors to review and approve all related-party transactions.

•              Performing such other functions as set forth in the Audit Committee’s charter.

Compensation Committee

Since August of 2007, the Board has not had a separately functioning Compensation Committee, and during this period our entire Board of Directors performed the functions of a Compensation Committee, with compensation payable to our executive officers being determined by our Board of Directors as a group. Robert A. Kaiser was, and continues to be, our only director who receives compensation as an executive officer.  However, as of September 11, 2009, our Board of Directors has formed a Compensation Committee consisting of Messrs. Durham and Tornek, with Mr. Tornek serving as chair. Our Compensation Committee currently includes one independent member of our Board of Directors, Mr. Tornek, as such independence is defined in the Compensation Committee charter. Our Compensation Committee charter requires that all members of the Compensation Committee be independent.  The Compensation Committee’s charter can be accessed at www.clstholdings.com/corpdocs.asp.

The Compensation Committee serves the Board of Directors and is subject to their control and direction. The Board may, however, at its discretion, delegate authority to the Chairman of the Compensation Committee to approve specific actions that fall within established program guidelines approved by the Board or the Compensation Committee or to other officers of the Company to approve specific actions within such guidelines as permitted by this Charter, the Company’s charter and bylaws, and applicable law.

The Compensation Committee has the authority, acting alone, to retain special legal, accounting, human resources, or other consultants to advise the Committee on the performance of its duties. The Compensation Committee may request that any officer or employee of the Company or the Company’s outside counsel or independent registered public accountants attend a meeting of the Compensation Committee or meet with any member of, or consultant to, the Compensation Committee. The Compensation Committee shall have the authority to delegate responsibility for the day-to-day administration of executive compensation payable to the officers of the Company.

Stockholder Communications with the Board of Directors

We and our Board of Directors welcome communications from our stockholders. Stockholders who wish to communicate with the Board of Directors, or one or more specified directors, may send an appropriately addressed letter to the Chairman of the Board of Directors, CLST Holdings, Inc., 17304 Preston Road, Dominion Plaza, Suite

420 Dallas, Texas 75252. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder, and, if the author desires for the communication to be forwarded to the entire Board of Directors or one or more specified directors, the author should so request, in which case the Chairman will arrange for it to be so forwarded unless the communication is irrelevant or improper. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Chairman of the Audit Committee.

Code of Ethics

We have established a Business Ethics Policy for our chief executive officer, senior finance officers and all other employees. A current copy of this code is available on our web site at www.clstholdings.com. If we amend the Business Ethics Policy or grant a waiver of a provision of the Business Ethics Policy, we will disclose such amendment or waiver on our website within four business days following such amendment or waiver. Such information will remain available on our website for at least twelve months following the date of such disclosure.

Item 11. Executive Compensation

Summary Compensation Table.

The following table sets forth certain information regarding compensation earned by all individuals serving as our Chief Executive Officer during fiscal year 2009 and our two most highly compensated executive officers (other than the Chief Executive Officer) who served as executive officers during fiscal year 2009 (the “Named Executive Officers”), for each of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Robert A. Kaiser, Chief Financial Officer and Chief Executive Officer (2)	2009	$240,000	—	$44,000	—	—	—	$25,750		$309,750
	2008	$240,000	—	—	—	—	—	$21,000	(3)	$261,000

(1)           The amounts reported in the Stock Awards column does not reflect compensation actually received.  Rather this amount represents the aggregate expense recognized by the Company for financial statement reporting purposes for the fiscal year ended November 30, 2009 in accordance with Accounting Standards Codification (“ASC”) 718, Stock Compensation, for restricted stock granted in fiscal year 2009, and was calculated using certain assumptions, as set forth in footnote 1 to our audited financial statements for the fiscal year ended November 30, 2009, included herein.

(2)           Mr. Kaiser served as President and Chief Executive Officer until March 30, 2007, when he resigned in connection with the completion of sale of the Company’s United States and Miami-based Latin American operations. Mr. Kaiser served as Chairman of the Board of Directors until April 17, 2007 and again from August 7, 2007 until September 11, 2009. Mr. Kaiser was subsequently reelected as Chief Executive Officer and served again as Chief Financial Officer from September 25, 2007 to January 18, 2010.

(3)           Consists of Board of Director Fees.

Outstanding Equity Awards at Fiscal Year End November 30, 2009.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers as of November 30, 2009.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Robert A. Kaiser, Chief Executive Officer	—		—	—	—	—	200,000	(2)	$18,000	(3)	—	—
	80,000	(1)	—	—	$4.60	12/21/2011	—		—		—	—
	50,000	(1)	—	—	$5.45	1/22/2013	—		—		—	—

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

(2)          Mr. Kaiser received a restricted stock grant of 300,000 shares on December 1, 2008, 100,000 shares of which vested on December 1, 2008, and the remaining 200,000 of which 100,000 shares vest on December 1, 2009 and 100,000 shares vest on December 1, 2010.

(3)          Market values of the restricted stock unit awards shown in this table are based on the closing market price of our common stock as of November 30, 2009, which was $0.09, and assumes the satisfaction of the applicable vesting conditions.

Compensation of Executive Officers.

Employment Contracts and Termination of Employment and Change in Control Arrangements. The Company maintained an employment agreement with Mr. Kaiser (the “Agreement”) prior to March 30, 2007.  In connection with the sale of the Company’s United States and Miami-based Latin American operations, the related sale agreement required as a condition of closing that the Company pay all amounts due Mr. Kaiser under his Agreement with the Company, including payments due as a result of a change in control of the Company resulting from the sale.  To receive those payments, Mr. Kaiser’s employment with the Company had to be terminated. Although Mr. Kaiser would have preferred to remain as Chief Executive Officer and President of the Company after the closing until he believed he had fulfilled the responsibilities of those positions, he agreed to resign on March 30, 2007, so that the closing could be completed. Mr. Kaiser continued to serve on the Board of Directors throughout 2007, including after his election to the Board of Directors on August 7, 2007.  On August 7, 2007, Mr. Kaiser was appointed Chairman of the Board and served until September 11, 2009, at which time Timothy S. Durham was appointed Chairman of the Board. On August 28, 2007, the Board of Directors authorized the retention of Mr. Kaiser as a consultant to the Company for a sum of $20,000 a month on a month-to-month basis, terminable at will by either party. On September 25, 2007, in addition to his duties as Chairman, he was appointed Chief Executive Officer, Chief Financial Officer, and Treasurer.  On January 18, 2010, Mr. Kaiser resigned as Vice President, Chief Financial Officer and Treasurer and now serves only as President and Chief Executive Officer.  As of January 1, 2008, Mr. Kaiser is an employee of the Company and receives $20,000 per month.

Compensation of Directors.

The following table provides information concerning compensation of the Company’s directors for the fiscal year ended November 30, 2009. All compensation received by Mr. Kaiser for fiscal 2009 that is as a result of his membership on the Board is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Timothy S. Durham	$21,250	$44,000	—	N/A	N/A	—	$65,250
David Tornek	$18,500	$28,000	—	N/A	N/A	—	$46,500
Manoj Rajegowda (2)	$4,500	—	—	N/A	N/A	—	$4,500

(1)           The amounts reported in the Stock Awards column does not reflect compensation actually received.  Rather this amount represents the aggregate expense recognized by the Company for financial statement reporting purposes for the fiscal year ended November 30, 2009 in accordance with ASC 718, Stock Compensation, for restricted stock granted in fiscal year 2009, and was calculated using certain assumptions, as set forth in footnote 1 to our audited financial statements for the fiscal year ended November 30, 2009, included herein.

(2)          On February 24, 2009, our director and member of our Audit Committee, Manoj Rajegowda, tendered his resignation as a member of our Board of Directors, effective immediately.

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

Subsequent to fiscal 2008, on December 1, 2008, our Board approved the Company’s 2008 Plan, and subsequently amended and restated on September 11, 2009 to decrease the number of shares of common stock of the Company that may be issued under the 2008 Plan from 20,000,000 to 2,000,000.  The 2008 Plan, which is administered by the Board, permits the grant of restricted stock, stock options and other stock-based awards to employees, officer, directors, consultants and advisors of the Company and its subsidiaries. The 2008 Plan provides that the administrator of the plan may determine the terms and conditions applicable to each award, and each award will be evidenced by a stock option agreement or restricted stock agreement. The 2008 Plan will terminate on December 1, 2018.

In addition, on December 1, 2008 our Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda.  Subsequently, on February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. Of each restricted stock grant, 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. The restricted stock becomes 100% vested if any of the following occurs: (i) the participant’s death or (ii) the disability of the Participant while employed or engaged as a director or consultant by the Company.  On March 5, 2009, our Board of Directors approved the grant of 300,000 shares of restricted stock to David Tornek, of which 100,000 shares vested on the date of grant, and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant.

Each of our directors receives an annual retainer of $10,000. In addition, each director receives $750 per

Board meeting that he is present or $500 if he participates telephonically.

All directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board or committees thereof. There were no other arrangements pursuant to which any director was compensated for any service provided as a director during fiscal 2009, other than as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the number of shares of the Company’s common stock beneficially owned as of March 1, 2010, by (a) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our directors, (c) each of our executive officers named in the Summary Compensation Table above under “Executive Compensation,” and (d) all of our executive officers and directors as a group. Unless otherwise indicated, we believe that each person or entity named below has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity, subject to community property laws where applicable and the information set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Michael A. Roth and Brian J. Stark c/o Stark Investments 3600 South Lake Drive St. Francis, Wisconsin 53235	3,267,254	(2)	13.6%
David Sandberg c/o Red Oak Partners, LLC 145 Fourth Avenue, Suite 15A New York, NY 10003	4,561,554	(3)	19.0%
Timothy S. Durham	3,474,471	(4)	14.5%
Robert A. Kaiser	640,413	(5)	2.7%
David Tornek	932,323	(6)	3.9%
Jerome L. Trojan	—		—
Directors and executive officers as a group	5,047,207		21.0%

(1)      Based on 23,949,282 shares of our common stock outstanding as of March 1, 2010.

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

(3)      Based on a Schedule 13D filed with the SEC on February 18, 2009, as amended by Amendment #1 to the Schedule 13D filed with the SEC on March 4, 2009 and Amendment #2 to the Schedule 13D filed with the SEC on April 28, 2009, by David Sandberg, David Sandberg, Red Oak Partners, Red Oak Fund, Pinnacle

Partners, Pinnacle Fund and Bear Fund. Each of the filers reported shared voting and dispositive power with respect to all shares shown as beneficially owned in such filing. Red Oak Partners, and therefore Mr. Sandberg, managing member of Red Oak Partners, beneficially owns 4,561,554 shares of common stock. Red Oak Fund is controlled by Red Oak Partners. Red Oak Partners manages Bear Fund and makes its investment decisions. Pinnacle Fund is controlled by Pinnacle Partners, which is controlled by Red Oak Partners. Therefore, Red Oak Partners may be deemed to beneficially own (i) the 3,341,106 shares of common stock held by Red Oak Fund, (ii) the 960,448 shares of common stock beneficially owned by Pinnacle Partners through Pinnacle Fund, and (iii) the 260,000 shares of common stock held by Bear Fund. Please refer to “Item 3—Legal Proceedings” above for more information regarding a lawsuit we filed against Red Oak Partners on February 13, 2009 and a derivative lawsuit filed by Red Oak Partners against Messrs. Kaiser, Durham and Tornek on March 2, 2009.

(4)      Includes a restricted stock grant, 200,000 shares of which vested on December 1, 2008 and December 1, 2009, and the remaining 100,000 of which vest on December 1, 2010. Also, this amount includes 1,969,077 shares of common stock based upon the Schedule 13D filed with the SEC on February 27, 2009, by Mr. Durham, DC Investments, LLC, an Indiana limited liability company (“DC Investments”), Fair Holdings and Fair. Mr. Durham is the managing member of DC Investments, the Chairman of the Board of Directors of Fair Holdings and the Chief Executive Office and a member of the Board of Directors of Fair, and therefore, Durham may be deemed to beneficially own the 1,969,077 shares of common stock held by Fair. Mr. Durham reported shared voting and dispositive power with respect to such 1,969,077 shares.  In February 2010, Fair commenced bankruptcy proceedings which may impact Mr. Durham’s beneficial interest to the 1,969,077 shares owned by Fair.

(5)      Includes 73,676 shares held in a partnership controlled by Mr. Kaiser and his wife, as well as a restricted stock grant, 200,000 shares of which vested on December 1, 2008 and December 1, 2009, and the remaining 100,000 of which vest on December 1, 2010. Also includes options to purchase 130,000 shares of common stock, 80,000 of which expire on December 12, 2011 and 50,000 of which expire on January 22, 2013. Also includes 12,990 shares of common stock acquired in a privately negotiated purchase on September 23, 2009.

(6)      Includes a restricted stock grant, 100,000 shares of which vested on March 5, 2009, 100,000 of which vested on March 5, 2010 and the remaining 100,000 of which vest on March 5, 2011. Also includes 30,000 shares of common stock acquired in open market purchases on September 17, 2009, and 418,003 shares of common stock acquired in a privately negotiated purchase on September 24, 2009.

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

Our Board adopted the Rights Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOL’s to reduce potential future federal income tax obligations. We have experienced and continue to experience substantial operating losses, and under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, we may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to us. However, if we experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, our ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval, or Ratification of Transactions with Related Persons.

Our Board of Directors recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore has adopted a policy within our Business Ethics Policy which shall be followed in connection with all related party transactions involving the Company. Our Business Ethics Policy can be found at our Internet website at www.clstholdings.com. Under this policy, any “Related Party Transaction” shall be consummated or shall continue only if:

1.     the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

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

The Board of Directors has determined that the Audit Committee of the Board of Directors is best suited to review and approve Related Party Transactions. Accordingly, at each calendar year’s first regularly scheduled Audit Committee meeting, management shall recommend Related Party Transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After review, the Audit Committee shall approve or disapprove such transactions and at each subsequently scheduled meeting, management shall update the Audit Committee as to any material change to those proposed transactions.

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

The Board of Directors recognizes that situations exist where a significant opportunity may be presented to management or a member of the Board of Directors that may equally be available to the Company, either directly or via referral. Before such opportunity may be consummated by a Related Party (other than an otherwise unaffiliated 5% stockholder), such opportunity shall be presented to the Board of Directors of the Company for consideration.

All Related Party Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act and the Exchange Act, and related rules. Furthermore, all Related Party Transactions shall be disclosed to the Audit Committee of the Board of Directors and any material Related Party Transaction shall be disclosed to the full Board of Directors. Further, management shall assure that all Related Party Transactions are approved in accordance with any requirements of the Company’s financing agreements.

Related Party Transactions.

CLST Asset I

On November 10, 2008, the Company entered into a purchase agreement, through CLST Asset I, a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, to acquire all of the outstanding equity interests of Trust I from Drawbridge for approximately $41.0 million under the Trust I Purchase Agreement.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million from Fortress, an affiliate of Drawbridge, pursuant to the terms and conditions set forth in the Trust I Credit Agreement, dated November 10, 2008, by and among the Trust I, Fortress, as the lender and administrative agent, FCC, as the initial servicer, Lyon Financial Services, Inc., as the backup servicer, and U.S. Bank National Association, as the collateral custodian.

Pursuant to the Trust I Credit Agreement, Fair, may become the servicer if and only if there occurs an event of a default by the then current servicer and only if Fair is not then in default either as a borrower or as a servicer under any credit facility to which Fortress or any of its affiliates is a party and no change of control of Fair has occurred.  Timothy S. Durham, an officer, director and stockholder of the Company, is Chief Executive Officer and Director of Fair and is also a majority stockholder of Fair. As of the date of this Form 10-K, FCC continues to be the servicer of the CLST Asset I portfolio, and the Company is not aware that the servicer is in default under the Trust I Credit Agreement.  Because Fair is not currently acting as the servicer of CLST Asset I and Fair could only become a servicer upon certain defaults by the current servicer, it is not currently anticipated that Fair will have a direct or indirect material interest in the Trust I Credit Agreement.  The servicing fee payable to the servicer in any given year under the Trust I Credit Agreement is based upon a service fee rate of 1.5% and the aggregate outstanding receivable balance.  In February 2010, Fair commenced bankruptcy proceedings, which may impact Fair’s ability to ultimately act as the servicer of the CLST Asset I portfolio if there was a need to change from the current servicer.

CLST Asset II

On December 12, 2008, the Company entered into the Trust II Purchase Agreement, through Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Trust and SSPE.  Under the terms of the Trust II Credit Agreement, a non-recourse, revolving loan, which Trust II entered into with Summit, as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and

Eric J. Gangloff, as Guarantors, Fortress Corp., as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties, Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with the Trust II Credit Agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.

Fair is a sub-servicer of the CLST Asset II portfolio and is an affiliate of Mr. Durham, a director of the Company.  Fair has been retained as a sub-servicer for assets held by the SSPE Trust.  The Company has not made any payments to Fair in connection with its services as a sub-servicer for CLST Asset II portfolio assets held by the SSPE Trust. In February 2010, Fair commenced bankruptcy proceedings, which may impact Fair’s ability to ultimately act as the servicer of the CLST Asset II portfolio if there was a need to change from the current servicer.

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II  portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company under the Trust III Purchase Agreement. Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354 as follows:

(1)             cash in the amount of $1,797,178 of which $1,417,737 was paid to Fair, $325,440 was paid to Mr. Durham and $54,000 was paid to Mr. Cochran,

(2)             2,496,077 newly issued shares of our common stock at a price of $0.36 per share, of which 1,969,077 shares of common stock were issued to Fair, 452,000 shares of common stock were issued to Mr. Durham and 75,000 shares of common stock were issued to Mr. Cochran and

(3)             six promissory Notes issued by CLST Asset III in an aggregate original stated principal amount of $898,588, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran.

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

Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products, home improvements and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Fair initially continued to act as the servicer of these receivables for no additional consideration.

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Trust III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500, a weighted average interest rate greater than 18% and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  The receivables were recorded at the fair value based on an evaluation prepared by BVA upon which we relied.  All the loans were originated by Fair between November 1998 and August 2009 and are unsecured loans.  None of the loans purchased were in default.

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement.  If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account.  An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining seller notes. Defaults of $208,000 during the twelve months ended November 30, 2009 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of November 30, 2009, was $498,000 after interest was accrued and delinquent receivables were recorded. At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

The Notes issued by CLST Asset III in favor of the sellers are full-recourse with respect to CLST Asset III and are unsecured.  The three Portfolio A Notes are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Portfolio B Notes are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

For the twelve months ended November 30, 2009, Fair, as a servicer for CLST Asset III, remitted approximately $2.0 million to the Company.

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. Fair was the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham. The implementation of the procedures required several meetings with the servicer and were implemented during the third quarter of 2009 with the exception of securing a lock box to receive payments, which we expected to have in place during the fourth quarter of 2009.

During the fourth quarter of 2009, unexpectedly to the Company, the FBI and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, Fair’s bankruptcy proceedings may negatively impact the timing and completeness of this transfer.

Director Independence

For information on the independence of our directors, please see “Item 10, Directors, Executive Officers and Corporate Governance — Corporate Governance — Director Independence.”

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees billed by Whitley Penn LLP for services rendered during the fiscal years ended November 30, 2009 and November 30, 2008 (in thousands).

	2009	2008
Audit Fees(1)	$140	$115
Audit-Related Fees(2)	19	18
Tax Fees(3)	2	9
All Other Fees(4)	78	25
TOTAL	$239	$167

(1)                                  “Audit Fees” includes fees and expenses billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other regulatory filings.

(2)                                  “Audit-Related Fees” includes fees billed for services that are related to the performance of the audit or review of the Company’s financial statements (which are not reported above under the caption “Audit Fees”). For fiscal 2008 and 2009, the amount relates to an audit of the Company’s 401k plan.

(3)                                  “Tax fees” relate to various tax planning consultations.

(4)                                  “Other fees” include fees billed for services related to the Company’s acquisition of Trust I and review of the Company’s proxy statement and SEC comment letters.

The Audit Committee has considered whether the provision of non-audit services by Whitley Penn is compatible with maintaining the principal accountants’ independence, and has determined that it is. The Audit

Committee has sole authority to engage and determine the compensation of the Company’s independent registered public accountants. Pre-approval by the Audit Committee is required for any engagement of Whitley Penn, subject to certain de minimis exceptions. Annually, the Audit Committee pre-approves services to be provided by Whitley Penn. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firm’s engagement to audit our financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

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

		Current Report on Form 8-K	December 19, 2006

3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation dated April 27, 1995 (the “Certificate of Incorporation”).	Form 10-Q for the quarter ended August 31, 1995	October 13, 1995

3.2	Certificate of Amendment to Certificate of Incorporation, dated May 19, 1998.	Form 10-Q for the quarter ended May 31, 1998	July 14, 1998

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Form 10-K for the fiscal year ended November 30, 2002	February 28, 2003

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Form 10-Q for the quarter ended February 28, 2007	April 9, 2007

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Form 10-Q for the quarter ended May 31, 2004.	July 15, 2004

4.1	Specimen Common Stock Certificate of CLST Holdings, Inc.		Filed herewith.

4.2	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Form 8-A	February 13, 2009

4.3	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Current Report on Form 8-K	February 6, 2009

10.1†	Form of Restricted Stock Award Agreement under the CLST	Previously filed as an exhibit to	March 2, 2009

	Holdings, Inc. 2008 Long Term Incentive Plan.	our company’s Annual Report Form on Form 10-K/A for the fiscal year ended November 30, 2008 and incorporated herein by reference.

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

		Form 10-Q/A for the quarter ended May 31, 2009	January 29, 2010

10.3†	CLST Holdings, Inc. Amended and Restated 2008 Long Term Incentive Plan.	Previously filed as Annex B to our Preliminary Proxy Statement on Schedule 14A, as amended, and incorporated herein by reference.	September 11, 2009

10.4†	Indemnification Agreement, effective as of July 5, 2007, by and between CLST Holdings, Inc. and Sherrian Gunn.	Current Report on Form 8-K	August 1, 2007

10.5

Settlement Agreement, effective as of February 27, 2007, by and between CellStar International Corporation\Asia, CellStar Corporation, CellStar, Ltd., Fine Day Holdings Limited, CellStar (Asia) Corporation Limited, and Mr. Horng An-Hsien.

		Current Report on Form 8-K	March 5, 2007

10.6	Trust I Purchase Agreement, effective as of November 10, 2008	Current Report on Form 8-K	November 17, 2008, and as amended on March 5, 2009 and September 3, 2009

10.7*	Trust I Credit Agreement, effective as of November 10, 2008	Current Report on Form 8-K	November 17, 2008, and as amended on March 5, 2009, September 3, 2009 and November 5, 2009

10.8†	CLST Holdings, Inc. 2008 Long Term Incentive Plan.	Current Report on Form 8-K	December 5, 2008

10.9†	Form of Restricted Stock Award Agreement under the CLST Holdings, Inc. 2008 Long Term Incentive Plan.	Form 10-K for the fiscal year ended November 30, 2008.	March 2, 2009

10.10	Trust II Purchase Agreement, effective as of December 10, 2008	Current Report on Form 8-K	December 19, 2008, and as amended on March 5, 2009 and September 3, 2009

10.11*	Trust II Credit Agreement, effective as of December 10, 2008	Current Report on Form 8-K	December 19, 2008, and as amended on March 5, 2009, September 3, 2009 and November 5, 2009

10.12	Letter Agreement, effective as of December 10, 2008, by and between Trust II, Financo, Summit, Summit Alternative Investments, LLC, SSPE, SSPE Trust and Eric G. Gangloff	Current Report on Form 8-K	December 19, 2008, and as amended on March 5, 2009

10.13	Notice of default dated December 2, 2009 from Fortress Credit Corp.		Filed herewith.

10.14	Notice of default dated February 8, 2010 from Fortress Credit Corp.	Current Report on Form 8-K	March 8, 2010

10.15	Waiver and Release to Revolving Credit Agreement dated February 26, 2010.	Current Report on Form 8-K	March 8, 2010

21.1	Subsidiaries of the Company.		Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.		Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.		Filed herewith.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

†              Management contract, compensatory plan or arrangement.

*                                         Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer and President

Date: March 12, 2010

By:	/s/ Jerome L. Trojan III
Jerome L. Trojan III
Chief Financial Officer, Vice President and Treasurer

Date: March 12, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Kaiser and Jerome L. Trojan III, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert A. Kaiser	Date: March 12, 2010
Robert A. Kaiser
Chief Executive Officer and President

By	/s/ Timothy S. Durham	Date: March 12, 2010
Timothy S. Durham
Chairman of the Board, Secretary and Director

By	/s/ David Tornek	Date: March 12, 2010
David Tornek
Director

By	/s/ Jerome L. Trojan III	Date: March 12, 2010
Jerome L. Trojan III
Chief Financial Officer, Vice President and Treasurer

CLST HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CLST Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CLST Holdings, Inc. and subsidiaries, as of November 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CLST Holdings, Inc. and subsidiaries as of November 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses in the past two years, has a working capital deficit at November 30, 2009, is in default related to its CLST Asset I debt obligation as of November 30, 2009 and continues to incur significant general and administrative expenses related to its ongoing litigation. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

March 12, 2010

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2009 and 2008

(In thousands, except share and per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,761	$9,754
Notes receivable, net - current	6,473	8,698
Accounts receivable - other	2,741	893
Prepaid expenses and other current assets	414	177
Total current assets	14,389	19,522

Notes receivable, net - long-term	32,459	31,547
Property and equipment, net	7	12
Deferred income taxes	4,786	4,786
Other assets	721	863
	$52,362	$56,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,705	$14,512
Accrued expenses	377	473
Income taxes payable	99	207
Loans payable - current	33,663	7,436
Notes payable - related parties - current	107	—
Total current liabilities	48,951	22,628

Loans payable - long term	—	26,902
Notes payable - related parties - long term	391	—
Total liabilities	49,342	49,530

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,583,306 and 21,187,229 shares issued, respectively, and 23,949,282 and 20,553,205 shares outstanding, respectively	246	212
Additional paid-in capital	127,014	126,034
Accumulated other comprehensive income-foreign currency translation adjustments	217	217
Accumulated deficit	(122,810)	(117,616)
	4,667	8,847
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	3,020	7,200
	$52,362	$56,730

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended November 30, 2009 and 2008

(In thousands, except per share data)

	2009	2008
Revenues:
Interest income	$6,330	$467
Other	366	29
Total revenues	6,696	496

Loan servicing fees	846	53
Trust administrative fees	12	13
Provision for doubtful accounts	3,456	144
Interest expense	2,124	145
General and administrative expenses	5,435	2,172
Operating loss	(5,177)	(2,031)

Other income	9	550

Loss from continuing operations before income taxes	(5,168)	(1,481)

Income tax expense	26	192

Loss from continuing operations, net of income taxes	(5,194)	(1,673)

Discontinued operations, net of income taxes of $5 for 2008	—	10

Net loss	$(5,194)	$(1,663)

Net loss per share:

Basic and diluted:

Loss from continuing operations, net of taxes	$(0.23)	$(0.08)
Discontinued operations, net of taxes	—	—

Net loss per share	$(0.23)	$(0.08)

Weighted average number of shares:

Basic and diluted	22,833	20,553

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

Years ended November 30, 2009 and 2008
(In thousands)

	Common Stock		Treasury Stock			Accumulated other
	Shares	Amount	Shares	Amount	Additional paid-in capital	comprehensive loss	Accumulated deficit	Total

Balance at November 30, 2007	21,187	$212	(634)	$(1,647)	$126,034	$217	$(115,953)	$8,863

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,663)	(1,663)
Total comprehensive loss								(1,663)

Balance at November 30, 2008	21,187	212	(634)	(1,647)	126,034	217	(117,616)	7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,194)	(5,194)
Total comprehensive loss								(5,194)
Grant of restricted stock	1,200	12	—	—	(12)	—	—	—
Cancellation of restricted stock	(300)	(3)	—	—	3	—	—	—
Amortization of restricted stock	—	—	—	—	115	—	—	115
Stock issuance for notes receivable	2,496	25	—	—	874	—	—	899

Balance at November 30, 2009	24,583	$246	(634)	$(1,647)	$127,014	$217	$(122,810)	$3,020

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended November 30, 2009 and 2008
(In thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(5,194)	$(1,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	115	—
Provision for doubtful accounts	3,456	144
Depreciation	5	2
Non-cash interest expense	93	3
Amortization of notes receivable acquisition costs	106	—
Changes in operating assets and liabilities:
Accounts receivable - other	(2,184)	4,804
Prepaid expenses and other current assets	(237)	379
Other assets	49	264
Accounts payable	193	268
Income taxes payable	(108)	207
Accrued expenses	(96)	(395)

Net cash provided by (used in) operating activities	(3,802)	4,013

Cash flows from investing activities:
Purchases of property and equipment	—	(13)
Notes receivable collections	10,232	665
Acquisition of notes receivable	(4,028)	—
Additions to notes receivable acquisition costs	(155)	(6,157)

Net cash provided by (used in) investing activities	6,049	(5,505)

Cash flows from financing activities:
Payments on notes payable	(7,240)	(553)

Net cash used in financing activities	(7,240)	(553)

Net decrease in cash and cash equivalents	(4,993)	(2,045)
Cash and cash equivalents at beginning of year	9,754	11,799

Cash and cash equivalents at end of year	$4,761	$9,754

Non-Cash Investing and Financing Activities:

Acquisition of notes receivable for common stock	$899	$—

Acquisition of notes receivable for debt	$7,273	$34,891

Acquisition of notes receivable for accounts receivable, other	$336	$—

Returned notes receivable in exchange for reduction of debt	$208	$—

See accompanying notes to consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a)  Basis for Presentation

On March 28, 2007, our stockholders approved the plan of dissolution which provides that CLST Holdings, Inc., formerly CellStar Corporation, and its subsidiaries (the “Company”) may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets. The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies. The Company’s financial statements have been prepared on a going-concern basis and the asset and liability carrying amounts do not purport to present the net realizable or settlement values in the event of the dissolution and liquidation of the Company.

On November 10, 2008, we purchased all of the outstanding equity interests of FCC Investment Trust I (“Trust I”), and on December 12, 2008, we purchased certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (“SSPE Trust”) and SSPE, LLC (“SSPE”). On February 13, 2009, we purchased assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair. The Board of Directors (the “Board”) believes that each of these acquisitions will be a better investment return for our stockholders when compared to the recent changes to interest rates and other investment alternatives. Although we are now engaged in the business of holding and collecting consumer notes receivable, we have not abandoned our plan of dissolution.

The Company has reclassified to discontinued operations, for all periods presented, the results and related charges for the North American and Latin American Regions (See footnote 2).  Certain prior year financial amounts have been reclassified to conform to the current year presentation.

The Company’s consolidated financial statements include the Company’s accounts and those of the majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Unconsolidated subsidiaries and investments are accounted for under the equity method.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes 3, 7 and 11 to the consolidated financial statements, the Company has experienced higher than anticipated defaults on the notes receivable included in CLST Asset I, LLC (“CLST Asset I”) which has resulted in a default under the Trust I Credit Agreement and an approximate $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees has resulted in the Company incurring a net loss of approximately $5.2 million during the twelve months ended November 30, 2009. The Company is continuing discussions to resolve the default under the Trust I Credit Agreement (as defined below). The Company has made a claim under its directors and officers liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. It is uncertain whether the Company can continue as a going concern if it continues to incur net losses and if the Company loses the CLST Asset I consumer receivables as a result of the default under the Trust I Credit Agreement. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

(c)  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At November 30, 2009 and 2008, the Company had no such investments.  The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any losses related to amounts in excess of FDIC limits.  The Company’s cash and cash equivalents are not subject to any restriction.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

(d)  Notes Receivable

The following table shows certain information as of November 30, 2009 for each of CLST Asset I, CLST Asset II, LLC (“CLST Asset II”)  and CLST Asset III, LLC (“CLST Asset III”).   A more detailed description of the results for each of these entities is provided below.  Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$29,335	85.2%	$7,181	97.9%	$1,691	93.9%
31 - 60 Days	1,205	3.5%	52	0.7%	34	1.9%
61 - 90 Days	556	1.6%	39	0.5%	46	2.6%
91 + 120	452	1.3%	12	0.2%	29	1.6%
120+	2,898	8.4%	51	0.7%	—	0.0%
Total Receivables	34,446	100.0%	7,335	100.0%	1,800	100.0%

Allowance for doubtful Accts	(3,610)	-10.5%	(58)	-0.8%	—	0.0%

Net Receivables	30,836	89.5%	7,277	99.2%	1,800	100.0%

Discount	(531)	-1.5%	(630)	-8.6%	(55)	-3.1%

Acquisition fees	168	0.5%	26	0.4%	41	2.3%

Total	$30,473	88.5%	$6,673	91.0%	$1,786	99.2%

Accounts Receivable Other	$2,010		$—		$—

Notes Payable and Loans Outstanding	$28,666		$4,997		$498

Approximate Number of Customer Accounts	5,139		981		1,676

Average Outstanding Principal Balance per Account	$6,703		$7,477		$1,074

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period.  The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific note receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  During the fourth quarter, the Company modified its reserve policy due to recent market trends. Additional reserves are accrued based on account balances that are over 60 days past due with the reserve amount dependent on the overall performance of the portfolio. The Company may also establish an additional reserve for any portfolio that, in management’s judgment, may need to be discounted at a future date in order to sell the portfolio in its entirety. Any reserve amount may be reduced based upon any offset rights or claims against parties who initially sold the portfolio to the Company. The Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. Recoveries are recorded against the allowance when payments are received.  Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received.

The following table details the activity in the allowance for doubtful accounts for the year ended November 30, 2009 and 2008 (in thousands):

	For the year ended
	November 30,
	2009	2008

Beginning balance	$144	$—
Additions to allow for doubtful accounts	3,456	144
Recoveries	68	—
Charge offs	—	—

Ending balance	$3,668	$144

(e)  Property and Equipment

Property and equipment are recorded at cost. Depreciation of equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, on a straight-line basis. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

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

(g)  Revenue Recognition

Revenues, which consist of interest earned, late fees and other miscellaneous charges, will be recorded as earned from notes receivable. Revenues will not be accrued on accounts over 120 days without payment activity, unless payment activity resumes.

(h)  Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the relevant period. Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding plus the dilutive effect of potentially issuable common shares pursuant to vesting of restricted stock, stock options, warrants, and convertible instruments. Because of the loss in the years ended November 30, 2009 and 2008 from continuing operations in each year, no potentially issuable common shares were included in the diluted per share computation. Outstanding options to purchase 0.1 million shares of common stock at November 30, 2009 and 2008, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the exercise price was higher than the average market price.

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

Most options vested over a four year period and had an exercise price equal to the fair market value of the Company’s common stock as of market close on the date of grant. There were no stock option grants issued in 2009 and 2008.

Stock option activity during the years ended November 30, 2009 and 2008, is as follows:

	2009		2008
	Number of	Weighted-average	Number of	Weighted-average
	Shares	Exercise prices	Shares	Exercise prices

Beginning balance	130,000	$4.93	130,500	$4.95
Forfeited	—	—	(500)	9.38
Outstanding, end of year	130,000	$4.93	130,000	$4.93
Exercisable, end of year	130,000	$4.93	130,000	$4.93
Reserved for future grants	—		—

For options that were outstanding and exercisable as of November 30, 2009, the exercise prices and remaining lives were as follows:

Number	Remaining Life	Exercise	Number	Exercise
Outstanding	(in years)	Prices	Exercisable	Prices

80,000	2.03	$4.60	80,000	$4.60
50,000	3.14	$5.45	50,000	$5.45

130,000	2.46	$4.93	130,000	$4.93

In accordance with FASB ASC 718, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to directors and executive officers over the individual’s requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.

The intrinsic value was zero for 2009 and 2008 related to outstanding stock options.

On December 1, 2008, our Board approved the Company’s 2008 Long Term Incentive Plan (“2008 Plan”). Effective September 11, 2009, the Board amended and restated the 2008 Plan to decrease the number of shares of common stock of the Company that may be issued under the 2008 Plan from 20,000,000 to 2,000,000. The following is a brief description of the material terms of the 2008 Plan:

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

•                  The plan will terminate on December 1, 2018.

In addition, on December 1, 2008 the Board approved the grant of 300,000 shares of restricted stock to each of Timothy S. Durham, Robert A. Kaiser and Manoj Rajegowda. On February 24, 2009, Mr. Rajegowda forfeited all stock issuances provided to him during the course of his Board membership in connection with his resignation from the Board. On March 5, 2009, our Board approved the grant of 300,000 shares of restricted stock to David Tornek, our director who was appointed to fill the vacancy on the Board. Of each restricted stock grant, 100,000 shares vested on the date of grant and the remaining 200,000 of the shares vest in two equal annual installments on each anniversary of the date of grant. The restricted stock grants are evidenced by restricted stock agreements approved by the Board. The total value of the awards using a grant date price of $0.22 per share for 600,000 shares and $0.16 per share for 300,000 shares is $180,000 and will be expensed over the vesting period.

For the twelve months ended November 30, 2009, the Company recognized $115,000 of expense related to the restricted stock grants.

The following table summarizes the restricted stock activity for the years ended November 30, 2009:

2009

Balance at beginning of year	—
Shares granted	1,200,000
Shares vested	(300,000)
Shares forfeited	(300,000)

Balance at end of year	600,000

(k)  Consolidated Statements of Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of 90 days or less to be cash equivalents.

The Company paid approximately $2.1 million of interest for the year ended November 30, 2009 and there was no interest paid for the year ended November 30, 2008. The Company did not pay any taxes in 2008 but did receive an income tax refund of $1.0 million in 2008 from taxes paid in 2007. The Company paid $17,000 in taxes in 2009.

(l)  Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued ASC 805-20 (formerly SFAS 141 (R)), “Business Combinations” which clarifies the accounting for a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The requirements of ASC 805-20 apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted.

In September 2006, the FASB issued ASC 820 (formerly SFAS 157), Fair Value Measurements and Disclosures (“ASC 820”), which clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. ASC 820 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted ASC 820 as of December 1, 2008 and it had no material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments” ASC 825 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105-10 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASC 105-10 as of November 30, 2009. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

(m) Deferred Costs

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

The results of discontinued operations for the U.S. for the years ended November 30, 2009 and 2008, as previously reported are as follows (in thousands):

	2009	2008

Revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—

Selling, general and administrative expenses	—	—

Operating income	—	—

Other income (expense):
Interest expense	—	—
Loss on sale of accounts receivable	—	—
Minority interest	—	—
Gain on sale	—	—
Other, net	—	10

Total other income (expense)	—	10

Income before income taxes	—	10

Provision for income taxes	—	—

Discontinued operations	$—	$10

(3) Acquisition of notes receivable

(a)         CLST Asset I, LLC

On November 10, 2008, we, through CLST Asset I, a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million (the “Trust I Purchase Agreement”). Our Board unanimously approved the transaction. Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). The $34.9 million of acquired receivables and loans payable are non-cash transactions relating to the acquisition of a new business.  The Company is now responsible for the collection of the receivables included in the trust through its wholly owned subsidiary Financo.

The repayment terms on the accounts are standardized, but are dependent on the form of agreement used by the originator.  Customers are required to make monthly payments until the loans are paid in full. At the time of purchase of the CLST Asset I portfolio, the remaining time to maturity was in a range of 8-10 years, not including prepayments, if any.

Financo has historically conducted our financing business, including ownership of receivables generated by our businesses and providing internal financing to our other operating subsidiaries. All of the assets acquired by Trust I consist of a portfolio of consumer home improvement, repair and other home related loans to homeowners, some of which are collateralized or otherwise secured by interests in real estate. We are holding and collecting the receivables with the intention of generating a higher rate of return on our assets than we currently receive on our cash and cash equivalents balances. We will continue to hold and collect on these consumer notes receivable while we continue to review the relative benefits to our stockholders of continuing to wind down our business pursuant to our plan of dissolution. We believe that we will be able to dispose of Trust I, if properly marketed, whether through the use of reputable brokers or investment bankers, through an auction process or other strategies for maximizing proceeds from an asset disposition, within the timeframe necessary to complete the winding down of the Company prior to its final dissolution.

The cut-off date for the receivables acquired was October 31, 2008, with all collections subsequent to that date inuring to our benefit. As of October 31, 2008, the portfolio consisted of approximately 6,000 accounts with an aggregate outstanding balance of approximately $41.5 million and an average outstanding balance per account of approximately $6,900. These loans are all home improvement, repair and other home related loans to homeowners of which approximately 63% were secured with a second lien on the property, with the remainder being unsecured.  Approximately 89% of the loans are in the Northeast with the remainder in Texas, Georgia and Missouri.  As of October 31, 2008, the weighted average interest rate of the portfolio was 14.4%. We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $574,000 have become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

When we purchased Trust I, the historical default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  Beginning in the third quarter of 2009 and continuing through the fourth quarter of 2009, we saw the default rate increase to the 7-8% range; accordingly, we have been increasing our allowances to reflect this change.

The Trust I Credit Agreement provides for a non-recourse, term loan of approximately $34.9 million, maturing on November 10, 2013. The term loan bears interest at an annual rate of 5.0% over the LIBOR Rate (3.81% at October 31, 2008) (as defined in the Trust I Credit Agreement). The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.

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

On October 16, 2009, we received a notice of default from Fortress stating that an event of default had occurred and was continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and all collections by Trust I above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being applied to outstanding principal under the Trust I Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Only Trust I is liable for amounts due Fortress under the Trust I Credit Agreement.  Thus, although the Company could lose some or all of its investment in Trust I, the Company will not be obligated to pay any amounts due Fortress under the Trust I Credit Agreement.  All Trust I collections are being retained by Fortress and applied to pay interest and reduce indebtedness while the Company discusses amending the Trust I Credit Agreement, but Fortress has not sought to foreclose on the assets of Trust I.  Those discussions are ongoing.  The Company does not expect that Fortress will foreclose on the assets of Trust I while negotiations are proceeding.  As a result of this default, the entire balance of $28.7 million due to Fortress under the Trust I Credit Agreement has been classified as current on the November 30, 2009 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $22.2 million of the outstanding balance as of November 30, 2009 would have been classified as non-current.

The purchase price of $41 million consisted of the following:

•                  cash paid to the sellers in the amount of $6.1 million; and

•                  debt financing of $34.9 million.

The estimated fair value of the assets is based upon the acquisition of Trust I being a 1) negotiated transaction between independent third parties, 2) the notes receivable bear market rates of interest and 3) purchase discounts are recorded based on the negotiated difference between the face value and the amount paid for the notes receivable.  The following table summarizes the fair value of the assets acquired at the date of acquisition (in thousands):

Notes receivable	$41,572
Purchase discount	(715)
Interest receivable	242

$41,099

The following unaudited pro forma information presents the 2008 combined results of operations of Trust I and the Company as if the acquisition had occurred on December 1, 2007.  The unaudited pro forma results are for informational purposes and are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.  The unaudited proforma information was prepared from the historical financial information of Trust I and the Company.

(unaudited)

2008

Revenues
Interest income	$8,160
Other	44
Total revenues	8,204

Loan servicing fees	129
Management fees	915
Interest expense	4,604
General and administrative	2,719
Operating loss	(163)

Other expense:
Interest expense	—
Loss on settlement of note receivable related to sale of Asia-Pacific	—
Realized loss on sale of assets	(4,078)
Other, net	550

Total other loss	(3,528)

Loss from continuing operations before income taxes	(3,691)

Income tax expense (benefit)	192

Loss from continuing operations, net of taxes	(3,883)

Discontinued operations, net of taxes of $5 for 2008	10

Net income (loss)	$(3,873)

Net income (loss) per share:

Basic and diluted:

Net income (loss) per share	$(0.19)

Weighted average number of shares:

Basic and diluted	20,553

(b)         CLST Asset II, LLC

On December 12, 2008, we, through CLST Asset Trust II (the “Trust II”), a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by third parties (the “Trust II Purchase Agreement”).  The Board unanimously approved the establishment of the Trust II and the purchase agreement. Under the terms of a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”), Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with this agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.  Trust II’s commitment to purchase $2.0 million of receivables was fulfilled in the first quarter of 2009, when Trust II purchased $5.8 million of receivables, with an aggregate purchase discount of $0.5 million, that are secured by a second mortgage or the personal property itself. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I. The loans represent new originations with an average term of 9 years and a current average interest rate of 14.7%.  Since these are new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680, with a portfolio average of 676. As of June 2009, the Company is no longer originating new loans under the credit agreement.

We or the sellers under the Trust II Purchase Agreement can terminate the Trust II Purchase Agreement at any time (with notice) after March 29, 2009. Also, pursuant to the Trust II Credit Agreement, we have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, as the terms are defined in the Trust II Credit Agreement, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

The purchases of receivables by the Trust II from the sellers under the Trust II Purchase Agreement and other approved sellers or dealers will be financed by cash on hand and by advances under a non-recourse, revolving facility provided by a third party lender. The revolving facility was initially established by an affiliate of the sellers under the Trust II Purchase Agreement. The Trust II has become a co-borrower under the Trust II Credit Agreement and has pledged its assets to secure performance by the borrowers thereunder. The revolving facility permits an aggregate borrowing of all co-borrowers thereunder of up to $50,000,000. Financo has the ability to direct that not less than $15 million to be borrowed under the revolving facility be utilized by the Trust II to purchase receivables, installment sales contracts and related assets for the Trust II. With the consent of its co-borrowers, the Trust II may utilize more than $15,000,000 of the aggregate availability under the revolving facility. Receivables purchased by the Trust II will be owned by the Trust II, and the Trust II will receive the benefits of collecting them, subject to the third party lender’s rights in those assets as collateral under the revolving facility. The terms and conditions of the revolver are set forth in the Trust II Credit Agreement and the letter agreement, effective as of December 10, 2008, among the Trust II, Financo, the originator, the co-borrowers, the initial servicer, and the guarantor (the “Letter Agreement”). Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for eligible receivables with a credit score greater than or equal to 650 (“Class A Receivables”) or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for eligible receivables with a credit score less than 650 (“Class B Receivables”) or (2) the Maximum Advance.

The Trust II Credit Agreement matures on September 28, 2010 and bears interest at an annual rate of 4.5% over the LIBOR Rate (1.62% as of December 12, 2008) (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount. The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.

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

Principal payments on the Trust II Credit Agreement are due monthly to the extent that the aggregate principal amount of the loan outstanding exceeds the lesser of (1) $50 million or (2) the Maximum Advance plus the amount on deposit in the collection account net of any accrued and unpaid interest on the loan and fees due to the lenders, the servicer, the backup servicer, the collateral custodian and the owner trustee (the “Maximum Outstanding Loan Amount”). The borrowers are also required to either make principal payments or add additional eligible receivables as collateral within 5 business days of any time that the aggregate principal amount of the revolver exceeds the Maximum Outstanding Loan Amount. The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses is due on the maturity date. The Trust II may, at its option, repay in whole or in part borrowings under the revolver but prepayments made before September 28, 2010 are subject to a prepayment premium equal to 2.0%. Interest payments on the term loan are due monthly.

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

During the twelve months ended November 30, 2009, Trust II purchased $9.6 million of receivables with an aggregate purchase discount of $0.8 million. These receivables represent primarily home improvement loans originated through FCC, the service provider of CLST Asset I.  Trust II borrowed $6.4 million utilizing the revolving facility.

Approximately 54% of these loans were secured through a second lien on the property, with the remainder being unsecured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Michigan	23%
Ohio	19%
Massachusetts	7%
Florida	5%
Pennsylvania	5%

During the second quarter of 2009 we were informed by Summit that the commitment under the Trust II Credit Agreement had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress Corp. regarding a default on another Summit portfolio.  This reduction has no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and are no longer originating new loans under the credit agreement and, as a result, the Company is no longer drawing additional funds under the credit agreement.  Because we are no longer originating new loans under this credit agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  Once a loan was approved, FCC would perform the monthly servicing activities, which would include collections, reporting, lock box services, customer service, and other related services. FCC was paid 1.5%, per annum, of the outstanding principal balance for these services.  As of November 30, 2009, total borrowings under the Trust II Credit Agreement were $15.1 million, of which $5.0 million was attributable to Trust II.

We received a notice of default dated December 2, 2009 from Fortress Corp. (“Default Notice”) stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a notice of default dated February 8, 2010 from Fortress Corp. (“Second Default Notice”) stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into a wavier and release agreement (the “Fortress

Waiver”) whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

(c)          CLST Asset III, LLC

Effective February 13, 2009, we, through CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase Agreement”). Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354 as follows:

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

Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, membership resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products, home improvements and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Only 2% of these portfolios are home improvement loans and none of the loans are secured.  The loans are through the 48 mainland states with the top five concentration as follows:

State	Percentage

Ohio	17%
Florida	8%
Colorado	8%
Texas	6%
Pennsylvania	6%

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Trust III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500 with a weighted average interest rate greater than 18% and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of

February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining seller notes. Defaults of $208,000 during the twelve months ended November 30, 2009 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of November 30, 2009, was $498,000 after interest was accrued and delinquent receivables were recorded.

The Notes issued by CLST Asset III in favor of the sellers are full-recourse with respect to CLST Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”) are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (0.38% as of February 13, 2009) (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. Fair is the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham. The implementation of the procedures required several meetings with the servicer and were implemented during the third quarter of 2009 with the exception of securing a lock box to receive payments, which we expected to have in place during the fourth quarter of 2009.

During the fourth quarter of 2009, unexpectedly to the Company, the Federal Bureau of Investigation (“FBI”) and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands Premier Acceptance Corp. and Highlands Financial Services, LLC (collectively referred to herein as “Highlands”) assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, in February 2010 Fair commenced bankruptcy proceedings, which may negatively impact the timing and completeness of this transfer.

Our agreement with Highlands calls for an initial term of six months and is automatically renewed in one year increments unless cancelled in writing by either party in accordance with the terms of the agreement. We will incur servicing fees at market rates and per the terms of the agreement. Highlands is required to make daily remittances of our collected accounts.

At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

(4) Related Party Transactions

CLST Asset I

On November 10, 2008, the Company entered into a purchase agreement, through CLST Asset I, a wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, to acquire all of the outstanding equity interests of Trust I from Drawbridge Special Opportunities Fund LP (“Drawbridge”) for approximately $41.0 million under the Trust I Purchase Agreement.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million from Fortress, an affiliate of Drawbridge, pursuant to the terms and conditions set forth in the Trust I Credit Agreement, dated November 10, 2008, by and among the Trust I, Fortress, as the lender and administrative agent, FCC, as the initial servicer, Lyon Financial Services, Inc., as the backup servicer, and U.S. Bank National Association, as the collateral custodian.

Pursuant to the Trust I Credit Agreement, Fair, may become the servicer if and only if there occurs an event of a default by the then current servicer and only if Fair is not then in default either as a borrower or as a servicer under any credit facility to which Fortress or any of its affiliates is a party and no change of control of Fair has occurred.  Timothy S. Durham, an officer, director and stockholder of the Company, is Chief Executive Officer and Director of Fair and is also a majority stockholder of Fair. As of the date of this Form 10-K, FCC continues to be the servicer of the CLST Asset I portfolio, and the Company is not aware that the servicer is in default under the Trust I Credit Agreement.  Because Fair is not currently acting as the servicer of CLST Asset I and Fair could only become a servicer upon certain defaults by the current servicer, it is not currently anticipated that Fair will have a direct or indirect material interest in the Trust I Credit Agreement.  The servicing fee payable to the servicer in any given year under the Trust I Credit Agreement is based upon a service fee rate of 1.5% and the aggregate outstanding receivable balance.  In February 2010, Fair commenced bankruptcy proceedings, which may impact Fair’s ability to ultimately act as the servicer of the CLST Asset I portfolio if there was a need to change from the current servicer.

CLST Asset II

On December 12, 2008, the Company entered into the Trust II Purchase Agreement, through Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo, effective as of December 10, 2008, to acquire from time to time certain receivables, installment sales contracts and related assets owned by SSPE Trust and SSPE.  Under the terms of the Trust II Credit Agreement, a non-recourse, revolving loan, which Trust II entered into with Summit, as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Corp., as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties, Trust II committed to purchase receivables of at least $2.0 million.  In conjunction with the Trust II Credit Agreement, Trust II became a co-borrower under a $50 million credit agreement that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility.

Fair is a sub-servicer of the CLST Asset II portfolio and is an affiliate of Mr. Durham, a director of the Company.  Fair has been retained as a sub-servicer for assets held by the SSPE Trust.  The Company has not made any payments to Fair in connection with its services as a sub-servicer for CLST Asset II portfolio assets held by the SSPE Trust.  In February 2010, Fair commenced bankruptcy proceedings, which may impact Fair’s ability to ultimately act as the servicer of the CLST Asset II portfolio if there was a need to change from the current servicer.

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

CLST Asset III

Effective February 13, 2009, we, through CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of our direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company under the Trust III Purchase Agreement. Messrs. Durham and Cochran own all of the outstanding equity of Fair. In return for assets acquired under the Trust III Purchase Agreement, CLST Asset III paid the sellers total consideration of $3,594,354 as follows:

(1)           cash in the amount of $1,797,178 of which $1,417,737 was paid to Fair, $325,440 was paid to Mr. Durham and $54,000 was paid to Mr. Cochran,

(2)           2,496,077 newly issued shares of our common stock at a price of $0.36 per share, of which 1,969,077 shares of common stock were issued to Fair, 452,000 shares of common stock were issued to Mr. Durham and 75,000 shares of common stock were issued to Mr. Cochran and

(3)           six promissory Notes issued by CLST Asset III in an aggregate original stated principal amount of $898,588, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran.

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

Substantially all of the assets acquired by CLST Asset III are in one of two portfolios. Portfolio A is a mixed pool of receivables from several asset classes, including health and fitness club memberships, resort memberships, receivables associated with campgrounds and timeshares, in-home food sales and services, buyers clubs, delivered products, home improvements and tuitions.  Portfolio B is made up entirely of receivables related to the sale of tanning bed products.  Fair initially continued to act as the servicer of these receivables for no additional consideration.

As of February 13, 2009, the portfolios of receivables acquired pursuant to the Trust III Purchase Agreement collectively consisted of approximately 3,000 accounts with an aggregate outstanding balance of approximately $3,709,500, a weighted average interest rate greater than 18% and an average outstanding balance per account of approximately $1,015 for Portfolio A and approximately $5,740 for Portfolio B.  The receivables were recorded at the fair value based on an evaluation prepared by BVA upon which we relied.  All the loans were originated by Fair between November 1998 and August 2009 and are unsecured loans.  None of the loans purchased were in default.

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement.  If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account.  An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining seller notes. Defaults of $208,000 during the twelve months ended November 30, 2009 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of November 30, 2009, was $498,000 after interest was accrued and delinquent receivables were recorded. At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

The Notes issued by CLST Asset III in favor of the sellers are full-recourse with respect to CLST Asset III and are unsecured.  The three Portfolio A Notes are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Portfolio B Notes are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

For the twelve months ended November 30, 2009, Fair, as a servicer for CLST Asset III, remitted approximately $2.0 million to the Company.

During the second quarter of 2009 we began implementing the servicing, collection and other procedures relating to management of CLST Asset III contemplated by the agreements between us and the servicer of the portfolio. Fair was the servicer of the CLST Asset III portfolio and is an affiliate of Mr. Durham. The implementation of the procedures required several meetings with the servicer and were implemented during the third quarter of 2009 with the exception of securing a lock box to receive payments, which we expected to have in place during the fourth quarter of 2009.

During the fourth quarter of 2009, unexpectedly to the Company, the FBI and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, Fair’s bankruptcy proceedings may negatively impact the timing and completeness of this transfer.

(5) Fair Value of Financial Instruments

The carrying amounts of accounts receivable-other, prepaid expenses and other current assets, accounts payable and accrued liabilities as of November 30, 2009 and 2008 approximate fair value due to the short maturity of these instruments. The carrying value of notes receivable, loans payable and notes payable-related parties also approximate fair value since these instruments bear market rates of interest, and notes receivable are net of allowances and purchase discounts.

(6) Property and Equipment

Property and equipment consisted of the following at November 30, 2009 and 2008 (in thousands):

	2009	2008

Furniture, fixtures and equipment (useful life - 3 to 5 years)	$14	$14

	14	14
Less accumulated depreciation and amortization	(7)	(2)

	$7	$12

(7) Debt

Debt consisted of the following at November 30, 2009 and 2008 (in thousands):

	2009	2008

Loans payable
Trust I Credit Agreement	$28,666	$34,338
Trust II Credit Agreement	4,997	—

CLST Asset III notes payable - related parties
Timothy S. Durham	90	—
James F. Cochran	15	—
Fair Finance	393	—

Total debt	$34,161	$34,338

On November 10, 2008, we financed approximately $34.9 million of the purchase price of Trust I pursuant to the Trust I Credit Agreement more fully described in footnote 3.  The Trust I Credit Agreement provides for a non-recourse, term loan maturing on November 10, 2013, with an annual interest rate of LIBOR (as defined in the Trust I Credit Agreement) plus 5%.  Principal and interest payments on the term loan are due monthly as provided in the Credit Agreement.  Principal payments on the term loan are due monthly to the extent that the aggregate principal amount of the term loan outstanding exceeds the sum of (a) the sum for each outstanding receivable of the product of (1) 85%, (2) the then-current aggregate unpaid principal balance of such receivable and (3) a percentage specified in the Trust I Credit Agreement based upon the aging of such receivable, and (b) the Maximum Advance Amount.  Principal payments are also due within five business days of any time that the aggregate principal amount of the term loan outstanding exceeds the Maximum Advance Amount.  The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses are due on the maturity date.  Interest payments on the term loan are due monthly.

On October 16, 2009, we received a notice of default from Fortress stating that an event of default had occurred and was continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Fortress has not yet sought to foreclose on the assets of Trust I, however, if it does so, the Company may lose some or all of its investment in Trust I.  As a result of this default, the entire balance of $28.7 million due to Fortress under the Trust I Credit Agreement has been classified as current on the November 30, 2009 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $22.2 million of the outstanding balance as of November 30, 2009 would have been classified as non-current.

On December 12, 2008, we entered into the Trust II Purchase Agreement and became a party to the Trust II Credit Agreement more fully described in footnote 3. The revolver matures on September 28, 2010 and bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount. The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections. Advances under the revolver are limited to an amount equal to, net of certain concentration limitations set forth in the Trust II Credit Agreement, (a) the lesser of (1) the product of 85% and the purchase price being paid for Class A Receivables or (2) the product of 80% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class A Receivables plus (b) the lesser of (1) the product of 75% and the purchase price being paid for Class B Receivables or (2) the product of 50% and the then-current aggregate balance of principal and accrued and unpaid interest outstanding for Class B Receivables.

Principal payments on the revolver are due monthly to the extent that the aggregate principal amount of the loan outstanding exceeds the lesser of (1) $30 million or (2) the Maximum Advance plus the Maximum Outstanding Loan Amount. The borrowers are also required to either make principal payments or add additional eligible receivables as collateral within 5 business days of any time that the aggregate principal amount of the revolver exceeds the Maximum Outstanding Loan Amount. The remaining outstanding principal amount of the loan plus all accrued interest, fees and expenses is due on the maturity date. The Trust II may, at its option, repay in whole or in part borrowings under the revolver but prepayments made before September 28, 2010 are subject to a prepayment premium equal to 2.0%. Interest payments on the term loan are due monthly.  Unused commitment fees for the Trust II Credit Agreement were $13,663 for the twelve months ended November 30, 2009.

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

At November 30, 2009, we had $208,000 of deferred loan costs, net of accumulated amortization which is included in other assets in the accompanying consolidated balance sheets.  We amortize the deferred loan costs based on the percentage of reduction of the outstanding balances of the Trust I Credit Agreement and the Trust II Credit Agreement.  Included in operating interest expense in the accompanying consolidated statements of operations for the year ended November 30, 2009 is $47,000 of amortization of these deferred loan costs associated with the acquisition of the term loan.

On February 12, 2009, we entered into the Trust III Purchase Agreement and issued Notes to the sellers. These Notes consisted of six promissory notes in an aggregate original stated principal amount of $898,588, of which two promissory notes in an aggregate original principal amount of $708,868 were issued to Fair, two promissory notes in an aggregate original principal amount of $162,720 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran.

In accordance with the Trust III Purchase Agreement and the Notes, we have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement as of February 13, 2009. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the twelve months ended November 30, 2009, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Any future defaults of receivables will be offset against any remaining amounts owed the sellers pursuant to these notes.  In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining seller notes. Defaults of $208,000 during the twelve months ended November 30, 2009 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of November 30, 2009, was $498,000 after interest was accrued and delinquent receivables were recorded.

The Notes issued by CLST Asset III in favor of the sellers are full-recourse with respect to CLST Asset III and are unsecured.  The Portfolio A Notes are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The Portfolio B Notes are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

At this time, we believe that we have a right of recoupment against Fair for payments it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On March 1, 2010 approximately $73,000 was due to Fair and the other sellers which has not been paid.

(8) Income Taxes

Provision (benefit) for income taxes for the years ended November 30, 2009 and 2008 consisted of the following (in thousands):

	Current	Deferred	Total

Year ended November 30, 2009
United States:
Federal	$—	—	—
State	26	—	26
International	—	—	—

Total	$26	—	26

Year ended November 30, 2008
United States:
Federal	$55	—	55
State	142	—	142
International	—	—	—

Total	$197	—	197

Provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as a result of the following for the years ended November 30, 2009 and 2008 (in thousands):

	2009	2008

Expected tax benefit	$(1,809)	$(535)

State income taxes, net of federal benefits	17	92
Current year losses not benefited	1,809	535
Utilization of deferred tax assets (including NOLs) previously offset with valuation allowance	—	105
Other	9	—

Actual tax expense	$26	$197

The tax effect of temporary differences underlying significant portions of deferred income tax assets and liabilities at November 30, 2009 and 2008 is presented below (in thousands):

	2009	2008

Deferred income tax assets:
Allowance for doubtful accounts	$1,325	$50
Stock based compensation	687	668
Net operating loss carryforwards	44,138	43,635

	46,150	44,353
Valuation allowance	(41,364)	(39,567)

Deferred income tax asset - net	$4,786	$4,786

The net deferred income tax asset of $4.8 million is primarily related to payables that were accrued in 2002 and in earlier periods but remain in accounts payable at November 30, 2009. The Company has disputed the validity of these payables since 2001and believes that the statute of limitations has expired and that the Company will ultimately settle these potential obligations for amounts less than book value. Any amounts settled for less than book value will be recognized as income. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax assets, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. The most significant factor considered in determining the realizability of the deferred tax asset was projected profitability, including taxable income generated from tax planning strategies, over the next three to five years. The Company needs to generate $13.7 million in pre-tax income over this period to fully utilize the net deferred tax asset.

The amount of the deferred income tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the relevant carry-forward period change or if the number of years considered for these projections change. At November 30, 2009, the Company had U.S. Federal net operating loss carryforwards of approximately $126 million, which will begin to expire in 2020.

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

Effective December 1, 2007, we adopted the provisions of ASC 740-10 (formerly FIN 48), which contains a two-step process for recognizing and measuring uncertain tax positions. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.  Interest costs and penalties related to income taxes are classified as other expenses in the consolidated financial statements. For the years ended November 30, 2009 and 2008, we recognized $3,000 and $12,000, respectively, in interest and penalty fees related to income taxes.  It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

(9) Leases

The Company leases certain office facilities and equipment operating leases. Rental expense for operating leases related to continuing operations was $38,000 and $31,000 for the years ended November 30, 2009 and 2008, respectively. The Company’s office lease expires in June 2011.  Expected minimum lease payments for the twelve months ended November 30, 2010 and 2011 are $39,000 and $20,000, respectively.

(10) Stockholders’ Equity

(a)  Stockholder Rights Plan

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

(11) Commitments and Contingencies

(a)  Legal Proceedings

Introduction

The Company has expended a significant amount of management time and resources in connection with the Federal Court Action and the State Court Action (as defined below) with Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”) .. The Company has had settlement discussions with Red Oak regarding the Federal Court Action and the State Court Action, but those discussions have not been successful and are not ongoing.  The Company may have further settlement discussions with Red Oak in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any settlement would not have a material adverse effect on the Company, its financial position, or its results of operations.

Federal Court Action

In December 2008, David Sandberg of the Red Oak Group placed a telephone call to Robert Kaiser expressing interest in the Red Oak Group making a minority investment in the Company and obtaining control of the Company. Our Board responded by suggesting that the Red Oak Group and the Company discuss the Red Oak Group’s desire to make a minority investment and obtain control after the Company filed its Annual Report on Form 10-K for the fiscal year ended November 30, 2008 with the SEC and made its results of operations available to the Company’s stockholders.

On January 15, 2009, the Red Oak Group acquired 5,000 shares of our common stock in secondary market and privately negotiated transactions.  On or about January 30, 2009, the Red Oak Group requested that the Company provide a stockholder list and security position listings, which it said it would use to make a tender offer.  On February 3, 2009, the Red Oak Group announced its plan to commence a tender offer to acquire up to 70% of our outstanding shares of common stock at $0.25 per share.  On February 5, 2009, we adopted the Rights Plan which became effective on February 16, 2009.  Stating the Company’s Rights Plan as its reason, the Red Oak Group announced on February 9, 2009 that it had abandoned its intention to make a tender offer.  Nevertheless, the Red Oak Group continued through February 13, 2009 to acquire shares of our common stock in the secondary market and privately negotiated transactions resulting in its beneficial ownership of 4,561,554 shares of our common stock (according to the Red Oak Group’s Schedule 13D filed with the SEC on February 18, 2009), representing approximately 19.05% of our outstanding common stock as of the record date. The Red Oak Group made its purchases of our common stock in open-market and privately negotiated transactions, not by means of tender offer materials filed with the SEC.

On February 13, 2009, we filed a lawsuit in the United States District Court for the Northern District of Texas against Red Oak Fund, L.P., Red Oak Partners, LLC, and David Sandberg (the “Federal Court Action”).  Our Original Complaint and Application for Injunctive Relief alleges that Red Oak engaged in numerous violations of federal securities laws in making purchases of our common stock and sought to enjoin any future unlawful purchases of our stock by them, their agents, and persons or entities acting in concert with them. We believe Red Oak violated federal securities laws as follows:

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

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We have taken the position that the Red Oak Group did not comply with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts, and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts, and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

Also on April 6, 2009, we filed our First Amended Complaint and Application for Injunctive Relief in the Federal Court Action adding Red Oak’s affiliates (Pinnacle Partners, LLC; Pinnacle Fund, LLLP; and Bear Market Opportunity Fund, L.P.) as defendants, alleging the same and other violations of federal securities laws, including:

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

Through this action, we seek to obtain various declaratory judgments that the defendants have failed to comply with federal securities laws and to enjoin the defendants from, among other things, further violating federal securities laws and from voting any and all shares or proxies acquired in violation of such laws.

Also on April 6, 2009, because, among other reasons, we did not expect the litigation, which bears directly upon our Annual Meeting of stockholders, to be resolved for some months, our Board postponed the Annual Meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 Plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset II, an indirect wholly owned subsidiary of the Company, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

On July 24, 2009, we filed our Brief in Support of Application for Preliminary Injunction.  The Red Oak Group filed its Opposition on August 7, 2009, and we filed our Reply Brief in Support on August 14, 2009. On October 14, 2009, the Court denied the Company’s Application for Preliminary Injunction.

On December 30, 2009, the Company voluntarily filed a Motion to Dismiss the Federal Court Action (“Motion to Dismiss”).  As an exercise of its business judgment, CLST’s board of directors has decided not to pursue CLST’s claims against the Red Oak Group beyond the preliminary injunction stage.

On January 20, 2010, the Red Oak Group filed its Combined Motion for Leave to Amend, to Join Third Parties, to Vacate Scheduling Order and to Continue the Trial Date (“Motion for Leave”) and its Motion for Attorneys’ Fees under Rule 11 of the Federal Rules of Civil Procedure (“Rule 11 Motion”).  By its Motion for Leave, Red Oak sought to join Messrs. Durham, Kaiser, and Tornek as defendants and to add claims against them and CLST respectively for alleged violations of Sections 13(d), 14(a), and 10(b) of the Exchange Act and certain rules promulgated thereunder.  By its Rule 11 Motion, the Red Oak Group sought to recover all of its “attorneys’ fees and costs in defending this action” from CLST based on the legal contention that injunctive relief is not available for a violation of Section 13(d) of the Exchange Act.

On March 2, 2010, the Court denied the Company’s Motion to Dismiss and granted the Red Oak Group’s Motion for Leave.  The Court also denied the Red Oak Group’s Rule 11 Motion.

The Federal Court Action remains pending.

State Court Action

On March 2, 2009, certain members of the Red Oak Group (namely, Red Oak Partners, LLC; Pinnacle Fund, LLP; and Bear Market Opportunity Fund, L.P.) and Jeffrey S. Jones (“Jones”) (the Red Oak Group and Jones may be collectively referred to below as “Plaintiffs”) filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 134th District Court of Dallas County, Texas (the “State Court Action”). The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. The petition asks the Court to order, among other things, a rescission of the alleged self-interested transactions by Messrs. Kaiser, Durham, and Tornek; an award of compensatory and punitive damages; the removal of Messrs. Kaiser, Durham, and Tornek from the Board; and that the Company hold an Annual Meeting of stockholders, or that the Company appoint a conservator to oversee and implement the dissolution plan approved by stockholders in 2007.

On March 13, 2009, we announced that we would hold our Annual Meeting of Stockholders on May 22, 2009 in Dallas, Texas, and that the close of business on April 2, 2009 would be the record date for the determination of stockholders entitled to receive notice of, and to vote at, the Annual Meeting or any adjournments or postponements thereof.

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We have taken the position that the Red Oak Group did not comply with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 shareholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

Also on April 6, 2009, because, among other reasons, we did not expect the litigation, which bears directly upon our Annual Meeting of stockholders, to be resolved for some months, our Board postponed the Annual Meeting of stockholders previously scheduled for May 22, 2009 until September 25, 2009.

On April 15, 2009, the Red Oak Group submitted another letter to the Company, providing additional information regarding the stockholder proposals it intends to bring before the Annual Meeting and revising those proposals to: request the Board to complete the dissolution approved at the stockholder meeting held in 2007; advise the Board that the stockholders do not approve of the transaction purportedly entered into as of November 10, 2008 whereby CLST Asset I, a wholly owned indirect subsidiary of the Company, entered into a purchase agreement to acquire the outstanding equity interest in Trust I and request the directors to take any available and appropriate actions; disapprove the 2008 Plan adopted by the Board and request the Board not to issue any additional share grants or option grants under such plan and request that the directors rescind their approval of such plan; advise the Board that the stockholders disapprove of the transaction purportedly entered into as of December 12, 2008 pursuant to which CLST Asset II, an indirect wholly owned subsidiary of the Company, entered into a purchase agreement to acquire certain receivables on or before February 28, 2009 and request the directors to take any available and appropriate actions; and advise the Board that the stockholders disapprove of the transaction purportedly entered into as of February 13, 2009 whereby CLST Asset III, an indirect wholly owned subsidiary of the Company purchased certain receivables, installment contracts and related assets owned by Fair and request the directors to take any available and appropriate actions.

On April 30, 2009, the Red Oak Group and Jones amended their petition in the State Court Action.  In addition to the relief already requested, the petition sought to compel the Company to hold its 2008 and 2009 annual stockholders’ meetings within sixty days; to enjoin Messrs. Kaiser, Durham, and Tornek from any interference or hindrance of such meetings or the election of directors; to enjoin Messrs. Kaiser, Durham, and Tornek from voting any shares of stock acquired in the alleged self-interested transactions; and to appoint a special master.  On June 3, 2009 and again on June 12, 2009, pursuant to court order, the Red Oak Group and Jones amended their petition to, among other things, remove Bear Market Opportunity Fund, L.P. as a plaintiff and add Red Oak Fund, L.P. as a plaintiff.

On May 5, 2009, the Red Oak Group and Jones filed a motion seeking to compel the Company to hold its 2008 and 2009 stockholders’ meetings on June 30, 2009 and to appoint a special master and requested an expedited hearing on both.  Hearings were held on May 8, 2009 and May 29, 2009, but no ruling was reached.

On August 14, 2009, our Board postponed the Annual Meeting of stockholders from September 25, 2009 to October 27, 2009.

On August 24, 2009, the Red Oak Group resubmitted its director nomination letter and its letter stating its intention to put forth the stockholder proposals, as mentioned in the March 19, 2009 and April 15, 2009 letters.

On August 25, 2009, the Court set an evidentiary hearing on the Plaintiffs’ Application for Temporary Injunction, which had yet to be filed, for October 7 and 8, 2009.  Plaintiffs’ request for injunctive relief concerned Messrs. Kaiser, Durham, and Tornek voting any shares of stock acquired in the alleged self-interested transactions.

On August 28, 2009, the parties executed a Stipulation Regarding the Company’s Annual Meeting of Stockholders (“Stipulation”).  The Court approved the Stipulation the same day and entered an Order identical to the Stipulation’s terms.  Pursuant to the Stipulation, absent a determination by the Court of good cause shown, the Company must hold its annual stockholders’ meeting for the election of one Class I director and one Class II director and consideration of any properly submitted proposals that are proper subjects for consideration at an annual meeting on October 27, 2009, with a record date for that meeting of September 25, 2009.  Good cause for delaying the Annual Meeting beyond October 27, 2009, and correspondingly amending the September 25, 2009 record date, includes among other things, situations where reasonable delay is necessary: (1) for the Board to avoid breaching any of their fiduciary duties to the Company or the Company’s stockholders; (2) to assure compliance with the Company’s certificate of incorporation and bylaws; (3) for the Company or the Board to comply with state or federal law; or (4) to assure compliance with any order of any court or regulatory authority having jurisdiction over the Company or members of its Board.

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

On October 29, 2009, Plaintiffs filed their Motion and Memorandum to Reopen Case And To Reconsider (“Motion to Reconsider”) concerning the Court’s Order of October 9, 2009, which granted Defendants’ Plea to the Jurisdiction and Motion to Disqualify Plaintiffs and dismissed Plaintiffs’ derivative claims.   On December 10, 2009, Plaintiffs filed their Motion and Memorandum to Reopen Case and Compel Annual Stockholders’ Meeting (“Motion to Compel”).

On November 12, 2009, the parties executed a Second Stipulation and Order Setting and Regarding an Annual Meeting of Stockholders of the Company (the “Second Stipulation”).  The Court approved the Second Stipulation on November 13, 2009 and entered an Order identical to the Second Stipulation’s terms.  The Second Stipulation provides that the Company must hold its annual stockholders’ meeting on December 15, 2009 and that the record date for that meeting must be set as October 30, 2009.

At the December 15, 2009 hearing on Plaintiffs’ Motion to Reconsider, Plaintiffs’ counsel stated on the record that Plaintiffs’ Motion to Compel had not been properly noticed and therefore was not before the Court.  The Court denied Plaintiffs’ Motion to Reconsider on December 21, 2009.

On January 15, 2010, Plaintiffs filed their Motion for Summary Relief, Summary Judgment, and Application for Injunctive Relief to Compel the Company’s Annual Stockholders’ Meeting (“Motion for Summary Relief”).  By their Motion for Summary Relief, Plaintiffs sought for the Company to hold its annual stockholders’ meetings for 2008, 2009, and 2010 on March 25, 2010.  On February 15, 2010, the Court heard Plaintiffs’ Motion for Summary Relief and, in part, granted the relief requested.  Specifically, the Court ordered, pursuant to its Order and Interlocutory Partial Summary Judgment (the “Second Annual Meeting Order”) as follows: (1) Absent a determination by the Court for good cause shown, the Company shall hold its annual stockholders’ meeting on March 23, 2010 (the “Annual Meeting”); the Annual Meeting satisfies the Company’s requirement to hold its 2008 and 2009 annual stockholders’ meetings; the record date for the Annual Meeting shall be March 8, 2010; and the Company shall provide notice in accordance with applicable Delaware law to all CLST stockholders on or before March 12, 2010 for the Annual Meeting.  By the same order, the Court also appointed IVS Associates, Inc. to be the independent inspector of elections to oversee the voting process of the Annual Meeting, tabulate proxies, and certify the election results.  By separate order dated February 15, 2010, and upon its own motion, the Court ordered that the State Court Action is reopened and reinstated on a two-week trial docket beginning June 1, 2010.

On February 18, 2010, the Red Oak Group filed its Application for TRO and sought to prevent the Company from filing a certificate of dissolution with the Delaware Secretary of State on February 26, 2010, as the Company had disclosed in its Form 8-K filed on February 9, 2010.  The hearing on the Application for TRO was held on February 23, 2010.  On February 24, 2010, the Court granted Red Oak’s Application for TRO and, pursuant to the TRO, ordered, among other things, that the defendants (namely, CLST Holdings, Inc., Robert Kaiser, Timothy Durham, and David Tornek) and their agents be restrained from filing the certificate of dissolution for the Company on or before midnight on Wednesday, March 10, 2010, or until further order of the Court.

On March 2, 2010, the Court signed the order upon the Stipulation and Agreed Temporary Injunction, which provides, among other things, that, on or before March 5, 2010, the Company will send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice shall indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2009, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.

After the Second Annual Meeting Order issued, the Company filed an emergency motion for temporary relief (“Motion for Relief”) requesting that the Fifth District Court of Appeals of Texas at Dallas (the “Court of Appeals”) void the Second Annual Meeting Order.  On March 3, 2010, the Court of Appeals issued a memorandum opinion in which the Court of Appeals granted the Company’s Motion for Relief and voided the Second Annual Meeting Order.  The Court of Appeals’ judgment taxes all costs of the appeal against the Red Oak Group.  On March 4, 2010, the trial court entered its Order dissolving the Second Annual Meeting Order.  For these reasons, there is currently no scheduled annual stockholders’ meeting.

We are party to various other claims, legal actions and complaints arising in the ordinary course of business. Our management believes that the disposition of these matters will not have a materially adverse effect on our consolidated financial condition or results of operations.

(b)  Retirement Plans

The Company established a savings plan for employees in 1994. Employees are eligible to participate upon completing 90 days of service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under provisions of the plan, eligible employees are allowed to contribute as much as 50% of their compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company may make a discretionary matching contribution based on the Company’s profitability. The Company made a contribution of approximately $0.1 million to the plan for year ended November 30, 2008.  The plan was terminated on November 29, 2008.

(12) Subsequent Events

We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.