Form 10-Q
period 2010-02-28
CLST HOLDINGS, INC.
filed 2010-04-14
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

On April 12, 2010, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 28,	November 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,159	$4,761
Notes receivable, net - current	4,961	6,473
Accounts receivable - other	1,073	2,741
Prepaid expenses and other current assets	684	414
Total current assets	9,877	14,389

Notes receivable, net - long-term	31,241	32,459
Property and equipment, net	7	7
Deferred income taxes	4,786	4,786
Other assets	662	721
	$46,573	$52,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,138	$14,705
Accrued expenses	634	377
Income taxes payable	122	99
Loans payable - current	29,917	33,663
Notes payable - related parties - current	107	107
Total current liabilities	45,918	48,951

Notes payable - related parties	380	391
Total liabilities	46,298	49,342

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,583,306 shares issued and 23,949,282 shares outstanding	246	246
Additional paid-in capital	127,029	127,014
Accumulated other comprehensive income-foreign currency translation adjustments	217	217
Accumulated deficit	(125,570)	(122,810)
	1,922	4,667
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	275	3,020

	$46,573	$52,362

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended February 28, 2010 and 2009

(unaudited)

(In thousands, except per share data)

	Three months ended
	February 28,
	2010	2009

Revenues:
Interest income	$1,340	$1,530
Other	57	91
Total revenues	1,397	1,621

Loan servicing fees	243	307
Provision for doubtful accounts	1,096	703
Interest expense	572	536
General and administrative expenses	2,241	661
Operating loss	(2,755)	(586)

Other income:
Other, net	2	3
Total other income	2	3

Loss before income taxes	(2,753)	(583)

Income tax expense (benefit)	7	(130)

Net loss	$(2,760)	$(453)

Net loss per share:

Basic and diluted:

Net loss per share	$(0.12)	$(0.02)

Weighted average number of shares:

Basic and diluted	23,547	21,261

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended February 28, 2010 and 2009

(Unaudited)

(In thousands)

						Accumulated
						other
	Common Stock		Treasury Stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income	deficit	Total

Balance at November 30, 2009	24,583	$246	(634)	$(1,647)	$127,014	$217	$(122,810)	$3,020

Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,760)	(2,760)
Total comprehensive loss								(2,760)
Amortization of restricted stock	—	—	—	—	15	—	—	15
Balance at February 28, 2010	24,583	$246	(634)	$(1,647)	$127,029	$217	$(125,570)	$275

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(453)	(453)
Total comprehensive loss								(453)
Grant of restricted stock	900	9	—	—	(9)	—	—	—
Cancellation of restricted stock	(300)	(3)			3	—	—	—
Amortization of restricted stock	—	—	—	—	55	—	—	55
Stock issuance for notes receivable	2,496	25	—	—	874			899
Balance at February 28, 2009	24,283	$243	(634)	$(1,647)	$126,957	$217	$(118,069)	$7,701

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended February 28, 2010 and 2009

(Unaudited)

(In thousands)

	2010	2009

Cash flows from operating activities:
Net loss	$(2,760)	$(453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	15	55
Provision for doubtful accounts	1,096	703
Depreciation	1	1
Non-cash interest expense	27	10
Amortization of notes receivable acquisition costs	17	22
Changes in operating assets and liabilities:
Accounts receivable - other	1,668	(458)
Prepaid expenses and other current assets	(270)	—
Other assets	32	43
Accounts payable	433	(262)
Income taxes payable	23	(130)
Accrued expenses	257	(19)

Net cash provided by (used in)operating activities	539	(488)

Cash flows from investing activities:
Purchases of property and equipment	(1)	—
Notes receivable principal collections	1,601	2,298
Acquisition of notes receivable	—	(2,865)
Additions to notes receivable acquisition costs	—	(173)

Net cash provided by (used in) investing activities	1,600	(740)

Cash flows from financing activities:
Payments on notes payable	(3,741)	(2,092)

Net cash used in financing activities	(3,741)	(2,092)

Net decrease in cash and cash equivalents	(1,602)	(3,320)
Cash and cash equivalents at beginning of period	4,761	9,754

Cash and cash equivalents at end of period	$3,159	$6,434

Non-Cash Investing and Financing Activities:

Acquisition of notes receivable for common stock	$—	$899

Acquisition of notes receivable for debt	$—	$4,909

Acquisition of notes receivable for accounts receivable, other	$—	$336

Returned notes receivable in exchange for reduction of debt	$16	$23

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Significant Accounting Policies

(a)         Basis for Presentation

Although the interim consolidated financial statements of CLST Holdings, Inc., formerly CellStar Corporation, and its subsidiaries (the “Company”) are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results have been reflected therein. Net income (loss) for any interim period is not necessarily indicative of results that may be expected for any other interim period or for the entire year.

In accordance with the Company’s plan of dissolution that was previously approved by our stockholders, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State to be effective on June 24, 2010.  Immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies. The Company’s financial statements have been prepared on a going-concern basis and the asset and liability carrying amounts do not purport to present the net realizable or settlement values in the event of the dissolution and liquidation of the Company.

From November 2008 through February 2009, the Company consummated three acquisitions of consumer notes receivable portfolios.  On November 10, 2008, the Company, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (“Trust I”) from a third party (the “Trust I Purchase Agreement”).    The purchase price payable in the Trust I Purchase Agreement was financed pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). On December 12, 2008 we, through CLST Asset Trust II (“Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (“SSPE Trust”) and SSPE, LLC (“SSPE”). Funding for Trust II included a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”).  On February 13, 2009, we, through CLST Asset III, LLC (“CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, entered into a purchase agreement to acquire certain assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company. Messrs. Durham and Cochran own all of the outstanding equity of Fair.  For more information regarding each of these acquisitions please refer to “Business—2009 Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

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

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009, with an additional $1.1 million increase in the allowance for doubtful accounts through February 28, 2010. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009 and February 28, 2010. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees resulted in the Company incurring a net loss of approximately $5.2 million and $2.8 million during the twelve months ended November 30, 2009 and the three months ended February 28, 2010, respectively. The Company is continuing discussions to resolve the default under the Trust I Credit Agreement and a potential default under the Trust II Credit Agreement. The Company has made a claim under its directors and officers liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. It is uncertain whether the Company can continue as a going concern if it continues to incur net losses and if the Company loses the CLST Asset I and CLST Asset II consumer receivables as a result of the default under the Trust I Credit Agreement and the potential default under the Trust II Credit Agreement.

(b)         Notes Receivable

The following table shows certain information as of February 28, 2010 for each of CLST Asset I, CLST Asset II and CLST Asset III.   A more detailed description of the results for each of these entities is provided in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$26,920	81.0%	$6,714	95.6%	$1,270	77.1%
31 - 60 Days	1,140	3.4%	105	1.5%	176	10.7%
61 - 90 Days	821	2.5%	66	0.9%	64	3.9%
91 + 120	547	1.6%	50	0.7%	47	2.9%
120+	3,819	11.5%	87	1.3%	89	5.4%
Total Receivables	33,247	100.0%	7,022	100.0%	1,646	100.0%

Allowance for doubtful Accts	(4,639)	-14.0%	(150)	-2.1%	—	0.0%

Net Receivables	28,608	86.0%	6,872	97.9%	1,646	100.0%

Discount	(493)	-1.5%	(596)	-8.5%	(51)	-3.1%

Acquisition fees	155	0.5%	23	0.3%	38	2.3%

Total	$28,270	85.0%	$6,299	89.7%	$1,633	99.2%

Accounts Receivable Other	$—		$302		$150

Notes Payable and Loans Outstanding	$25,072		$4,845		$487

Approximate Number of Customer Accounts	4,980		953		1,676

Average Outstanding Principal Balance per Account	$6,676		$7,368		$982

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day and 90 period for CLST Asset I and CLST Asset II, respectively.  The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific note receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  During the fourth quarter of 2009, the Company modified its reserve policy due to recent market trends. Additional reserves are accrued based on account balances that are over 60 days past due with the reserve amount dependent on the overall performance of the portfolio. The Company may also establish an additional reserve for any portfolio that, in management’s judgment, may need to be discounted at a future date in order to sell the portfolio in its entirety. Any reserve amount may be reduced based upon any offset rights or claims the Company may have against parties who initially sold the portfolio to the Company. The

Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. Recoveries are recorded against the allowance when payments are received.  Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received.

The following table details the activity in the allowance for doubtful accounts for the three months ended February 28, 2010 and 2009:

	For the three months ended
	February 28,
	2010	2009

Beginning balance	$3,668	$144
Additions to allow for doubtful accounts	1,096	703
Recoveries	25	—
Charge offs	—	—

Ending balance	$4,789	$847

Beginning in the third quarter of 2009 and continuing through the first quarter of 2010, the annualized default rate for CLST Asset I increased to as high as 13.5% in December 2009; accordingly, we have been increasing our allowances to reflect this change. Historically, the annualized default rate has increased during the months of November, December and January and then subsequently decreased. The annualized default rate was approximately 13.5% for December 2009 and decreased to approximately 12.8%, 11.4% and 7.5% for January 2010, February 2010 and March 2010, respectively. The Company is in default of the Trust I Credit Agreement and is potentially in default of the Trust II Credit Agreement as a result of higher than anticipated note receivable defaults. As a result of the default, the entire balance of $25.1 million due to Fortress under the Trust I Credit Agreement has been classified as current on the February 28, 2010 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $19.4 million of the outstanding balance as of February 28, 2010 would have been classified as non-current. The Company is currently in discussions with its lenders to resolve any actual and potential defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. Those discussions are ongoing and the Company does not expect that its lenders will enforce any available foreclosure rights they may have on the assets of Trust I and Trust II while negotiations are proceeding.

(c) Revenue Recognition

Revenues, which consist of interest earned, late fees and other miscellaneous charges, will be recorded as earned from notes receivable. Revenues will not be accrued on accounts without payment activity for over 120 days and 90 days for CLST Asset I and CLST Asset II, respectively, unless payment activity resumes.

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

(2) Stock-Based Compensation

For the three months ended February 28, 2010 and 2009, the Company recognized $15,000 and $55,000 of expense, respectively, related to restricted stock grants.

(3) Net Loss Per Share

Options to purchase 0.1 million shares of Common Stock were not included in the computation of diluted earnings per share for the three months February 28, 2010 and 2009 because the exercise price was higher than the average market price.  0.4 million shares of the Company’s restricted stock were not included in the computation of diluted earnings per share for the three months ended February 28, 2010 and 2009, because their inclusion would have been anti-dilutive as the Company had a net loss.

(4) Fair Value Measurements

In April 2009, the Financial Accounting Standards Board issued ASC 825 (formerly FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements.

The carrying amounts of accounts receivable, accounts payable and accrued liabilities as of February 28, 2010 and 2009 approximate fair value due to the short maturity of these instruments.  The carrying value of notes receivable, loans payable and notes payable-related parties also approximate fair value since these instruments bear market rates of interest, and notes receivable are net of allowances and purchase discounts.

(5) Commitments and Contingencies

Introduction

The Company has expended a significant amount of management time and resources in connection with the Federal Court Action and the State Court Action (as defined below). The Company has had settlement discussions with Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”) from time to time in the past regarding the Federal Court Action and the State Court Action, but those discussions have not been successful.  The Company may have further settlement discussions with Red Oak in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any settlement would not have a material adverse effect on the Company, its financial position, or its results of operations.

Federal Court Action

In December 2008, David Sandberg of the Red Oak Group placed a telephone call to Robert Kaiser expressing interest in the Red Oak Group making a minority investment in the Company and obtaining control of the Company. The Company’s Board of Directors (the “Board”) responded by suggesting that the Red Oak Group and the Company discuss the Red Oak Group’s desire to make a minority investment and obtain control after the Company filed its Annual Report on Form 10-K for the fiscal year ended November 30, 2008 with the SEC and made its results of operations available to the Company’s stockholders.

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

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 stockholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts, and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts, and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

On December 30, 2009, the Company voluntarily filed a Motion to Dismiss the Federal Court Action (“Federal Motion to Dismiss”).  As an exercise of its business judgment, the Board decided not to pursue CLST’s claims against the Red Oak Group beyond the preliminary injunction stage.

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

On March 2, 2010, the Court denied the Federal Motion to Dismiss and granted the Red Oak Group’s Motion for Leave.  The Court also denied the Red Oak Group’s Rule 11 Motion.  On March 17, 2010, the Red Oak Group filed its Counterclaims and Third-Party Complaint against the Company, alleging violations of Sections 13(d), 14(a) and 10(b) of the Exchange Act.  The Federal Court Action remains pending.

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

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We took the position that the Red Oak Group did not comply with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 stockholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

On October 9, 2009, the Court denied Plaintiffs’ application for injunctive relief, which sought to enjoin Messrs. Kaiser, Durham, and Tornek from voting certain shares at the CLST annual stockholders’ meeting.   Further, the Court granted Defendants’ plea to the jurisdiction, granted Defendants’ motion to disqualify Plaintiffs, and dismissed Plaintiffs’ derivative claims.  Beyond that, the Court granted Defendants’ amended motion to stay, thereby staying all remaining direct claims asserted by Plaintiffs.   Defendants’ motion to disqualify Plaintiffs was based on Plaintiffs’ lack of adequacy to pursue derivative claims on the following grounds: (1) that Red Oak improperly brought derivative claims to advance its own personal interests; (2) that Red Oak had engaged in illegal conduct by violating federal securities laws; and (3) that Jones was only a tag-along plaintiff and therefore suffered the same adequacy problems as Red Oak, the driving force behind the State Court Action.  The Court reached each of these rulings after the two-day evidentiary hearing.

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

On January 15, 2010, Plaintiffs filed their Motion for Summary Relief, Summary Judgment, and Application for Injunctive Relief to Compel the Company’s Annual Stockholders’ Meeting (“Motion for Summary Relief”).  By their Motion for Summary Relief, Plaintiffs sought for the Company to hold its annual stockholders’ meetings for 2008, 2009, and 2010 on March 25, 2010.  On February 15, 2010, the Court heard Plaintiffs’ Motion for Summary Relief and, in part, granted the relief requested.  Specifically, the Court ordered, pursuant to its Order and Interlocutory Partial Summary Judgment (the “Second Annual Meeting Order”) as follows: (1) Absent a determination by the Court for good cause shown, the Company shall hold its annual stockholders’ meeting on March 23, 2010 (the “Annual Meeting”); the Annual Meeting satisfies the Company’s requirement to hold its 2008 and 2009 annual stockholders’ meetings; the record date for the Annual Meeting shall be March 8, 2010; and the Company shall provide notice in accordance with applicable Delaware law to all CLST stockholders on or before March 12, 2010 for the Annual Meeting.  By the same order, the Court also appointed IVS Associates, Inc. to be the independent inspector of elections to oversee the voting process of the Annual Meeting, tabulate proxies, and certify the election results.  By separate order dated February 15, 2010, and upon its own motion, the Court ordered that the State Court Action be reopened and reinstated on a two-week trial docket beginning June 1, 2010.

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

On March 2, 2010, the Court signed the order upon the Stipulation and Agreed Temporary Injunction with Red Oak (the “Dissolution Stipulation”), which provides, among other things, that, on or before March 5, 2010, the Company will send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice shall indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2010, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.

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

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State to be effective on June 24, 2010.  Immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

On March 26, 2010, the Red Oak Group filed its Motion to Dismiss for Lack of Jurisdiction, for Leave to Amend Petition, Attorneys’ Fees, and for a Final Order Granting Permanent Injunctive Relief (“State Motion to Dismiss”).  By its State Motion to Dismiss, the Red Oak Group seeks an order that, among other things, sets the Company’s annual stockholders’ meetings for 2008 and 2009 fifty (50) days after the issuance of such an order and sets the record date thirty (30) days before such annual meeting.  The remaining issues in the State Court Action are currently set for trial on May 24, 2010.

(6) Subsequent Events.

On March 2, 2010, the Court signed the order upon the Dissolution Stipulation, which provides, among other things, that, on or before March 5, 2010, the Company will send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice shall indicate that the certificate of dissolution will not be effective until June 24, 2010.  Accordingly, in a press release issued on March 5, 2010, the Company announced that it intended to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010 and that such certificate of dissolution would not be effective until June 24, 2010.

After the Second Annual Meeting Order issued, the Company filed its Motion for Relief requesting that the Court of Appeals void the Second Annual Meeting Order.  On March 3, 2010, the Court of Appeals issued a memorandum opinion in which the Court of Appeals granted the Company’s Motion for Relief and voided the Second Annual Meeting Order.  The Court of Appeals’ judgment taxes all costs of the appeal against the Red Oak Group.  On March 4, 2010, the trial court entered its Order dissolving the Second Annual Meeting Order.

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State to be effective on June 24, 2010.  Immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

In March 2010, a representative of Fortress Corp. indicated to a representative of the Company that a new default under the Trust II Credit Agreement may have occurred as a result of the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio exceeding 5.0% as of February 28, 2010. The Company has not received formal notification from Fortress Corp. regarding this potential default and the Company is continuing to evaluate whether such a default has occurred. The Company is currently in discussions with Fortress Corp. to resolve this potential default in conjunction with all defaults under the Trust I Credit Agreement. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while negotiations are proceeding.

Also in March 2010, we received an update from Fair’s bankruptcy trustee that he expects to file a motion with the bankruptcy court seeking permission to release any checks in Fair’s possession that rightfully belong to us. We have not received any of these checks or further updates on the status of this motion.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 filed with the Securities and Exchange Commission (“SEC”) and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Cautionary Statement Regarding Forward-Looking Statements

Certain of the matters discussed in this Form 10-Q may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, litigation results or achievements of CLST Holdings, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company or future events relating to the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those discussed in the “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Overview

Sales Transactions

During 2006 and 2007, the Company consummated a series of transactions to sell substantially all of its United States and Miami-based Latin American operations and its assets in both Mexico and Chile.  For more information regarding these sales transactions please refer to “Business—Sale of Operations in Fiscal 2007” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Portfolio Transactions

From November 2008 through February 2009, the Company consummated three acquisitions of consumer notes receivable portfolios.  On November 10, 2008, the Company, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (“Trust I”) from a third party (the “Trust I Purchase Agreement”).    The purchase price payable in the Trust I Purchase Agreement was financed pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). On December 12, 2008 we, through CLST Asset Trust II (“Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement (the “Trust II Purchase Agreement”) to acquire certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (“SSPE Trust”) and SSPE, LLC (“SSPE”). Funding for Trust II included a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”).  On February 13, 2009, we, through CLST Asset III, LLC (“CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, entered into a purchase agreement to acquire certain assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, Chairman and Director of Fair, and by Timothy S. Durham, Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase Agreement”). Messrs. Durham and Cochran own all of the outstanding equity of Fair.  For more information regarding each of these acquisitions please refer to “Business—2009 Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Plan of Dissolution

During 2008, we performed a detailed review and analysis of the Company’s historical tax net operating loss carryforwards (the “NOLs”).  We believe in many circumstances the NOLs, which amount to approximately $128 million at February 28, 2010 and begin to expire after November 30, 2020, can be utilized to offset future income.  However, in the event of a change in control, the NOLs would be impaired and result in only a fraction of their otherwise future potential tax savings.  As of February 28, 2010, approximately 40% of the change in control had occurred historically.  If an additional approximate 10% change in control occurs in the future, as determined by IRS regulations, the Company could lose substantially all of the potential value of the NOLs.

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the sale of the Company’s operations in the United States (subject to abandonment by the Company’s Board of Directors in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the sale of substantially all of the Company’s operations in the United States and Mexico.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from such sales would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board of Directors (the “Board”) declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this Form 10-Q, in the proxy statement and elsewhere in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Recent Developments” below and “Item 1 Business — 2009 Business” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for further discussion with respect to our activities in this regard.  We expect that it could take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution.  Given this and the time necessary to complete the governmental requirements for dissolution, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our NOLs.  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  As further described below under “Recent Developments,” our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that each of these acquisitions would provide a better investment return for our stockholders when compared to the low interest rates available on our cash investments and other investment alternatives although the acquisition would involve a higher risk profile than traditional cash deposits and other cash equivalents positions.  At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired, and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage.  The Board considered, among other things, spreading the Company’s cash among over a dozen financial institutions.  However, the Board did not believe spreading the Company’s cash among many different banks to be practical or cost efficient.  In addition, the Board considered various cash strategies including investing in a “ladder” of U.S. Treasury securities (securities of varying maturities) which would have resulted in higher yields than cash deposits, but would have required the Company to hold those securities in a brokerage firm and pay that firm a fee to arrange the transactions.  The Board did not believe that the increased yield provided by a ladder of U.S. Treasury securities, after associated fees and administrative costs, was likely to be significantly better than that of cash deposits, and did not believe that interest from U.S. Treasury securities would allow the Company to use its NOLs to shield income from taxes.  Finally, the Board was unsure how to assess the brokerage and custody risks associated with holding a ladder of U.S. Treasury securities through third parties, and felt that the risk was similar to that associated with commercial banks at the time.

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

When we purchased Trust I, the historical annualized default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  Beginning in the third quarter of 2009 and continuing through the first quarter of 2010, we saw the annualized default rate increase to as high as 13.5% in December 2009; accordingly, we have been increasing our allowances to reflect this change. Historically, the annualized default rate has increased during the months of November, December and January and then subsequently decreased. The annualized default rate was approximately 13.5% for December 2009 and decreased to approximately 12.8%, 11.4% and 7.5% for January 2010, February 2010 and March 2010, respectively.

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

In a Current Report on Form 8-K filed with the SEC on February 9, 2010, the Company announced that, pursuant to the plan of dissolution, the Company planned to file a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  Immediately after the close of business on February 26, 2010, the Company intended to close its stock transfer books and expected that the trading of its stock on the Pink Sheets would cease at the same time.  However, on February 18, 2010, Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”) filed an Application for Temporary Restraining Order and Motion for Expedited Discovery and a Briefing Schedule for a Temporary Injunction (“Application for TRO”), pursuant to which it sought to prevent the Company from filing a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  The hearing on Plaintiffs’ Application for TRO was held on February 23, 2010.  On February 24, 2010, the Court granted Red Oak’s Application for TRO and, pursuant to the Temporary Restraining Order and Order Granting Motion for Expedited Discovery (the “TRO”), the Court ordered, among other things, that the defendants (CLST Holdings, Inc., Robert Kaiser, Timothy Durham, and David Tornek) and their agents are restrained from filing the certificate of dissolution for the Company on or before midnight on Wednesday, March 10, 2010, or until further order of the Court.

Due to the Court’s issuance of the TRO, the Company was not able to file a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  Accordingly, the trading of the Company’s stock on the Pink Sheets did not cease on the close of business on February 26, 2010, as the Company had previously announced.  However, on March 2, 2010, the Company entered into the Stipulation and Agreed Temporary Injunction (the “Dissolution Stipulation”) with Red Oak which provides, among other things, that, on or before March 5, 2010, the Company would send notice of its intent to file a certificate of dissolution with the

Delaware Secretary of State on March 26, 2010, and that the notice would indicate that the certificate of dissolution will not be effective until June 24, 2010.

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State to be effective on June 24, 2010.  Immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

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

Revenue Recognition

Revenues, which consist of interest earned, late fees and other miscellaneous charges, will be recorded as earned from notes receivable. Revenues will not be accrued on accounts without payment activity for over 120 days and 90 days for CLST Asset I and CLST Asset II, respectively, unless payment activity resumes.

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day and 90 day period for CLST Asset I and CLST Asset II, respectively.  The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific note receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  During the fourth quarter of 2009, the Company modified its reserve policy due to recent market trends. Additional reserves are accrued based on account balances that are over 60 days past due with the reserve amount dependent on the overall performance of the portfolio. The Company may also establish an additional reserve for any portfolio that, in management’s judgment, may need to be discounted at a future date in order to sell the portfolio in its entirety. Any reserve amount may be reduced based upon any offset rights or claims the Company may have against parties who initially sold the portfolio to the Company. The Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. Recoveries are recorded against the allowance when payments are received.  Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received.

Recent Developments

CLST Asset I

On October 16, 2009, we received a notice of default from Fortress stating that an event of default had occurred and was continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and all collections by Trust I above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being applied to outstanding principal under the Trust I Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Only Trust I is liable for amounts due Fortress under the Trust I Credit Agreement.  Thus, although the Company could lose some or all of its investment in Trust I, the Company will not be obligated to pay any amounts due Fortress under the Trust I Credit Agreement.  All Trust I collections are being retained by Fortress and applied to pay interest and reduce indebtedness while the Company discusses amending the Trust I Credit Agreement, but Fortress has not sought to foreclose on the assets of Trust I.  Those discussions are ongoing.  The Company does not expect that Fortress will foreclose on the assets of Trust I while negotiations are proceeding.  As a result of this default, the entire balance of $25.1 million due to Fortress under the Trust I Credit Agreement has been classified as current on the February 28, 2010 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $19.4 million of the outstanding balance as of February 28, 2010 would have been classified as non-current.

CLST Asset II

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

In March 2010, a representative of Fortress Corp. indicated to a representative of the Company that a new default under the Trust II Credit Agreement may have occurred as a result of the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio exceeding 5.0% as of February 28, 2010. The Company has not received formal notification from Fortress Corp. regarding this potential default and the Company is continuing to evaluate whether such a default has occurred. The Company is currently in discussions with Fortress Corp. to resolve this potential default in conjunction with all defaults under the Trust I Credit Agreement. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while negotiations are proceeding. As of February 28, 2010, total borrowings under the Trust II Credit Agreement were $4.8 million.

CLST Asset III

During the fourth quarter of 2009, unexpectedly to the Company, the Federal Bureau of Investigation and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands Premier Acceptance Corp. and Highlands Financial Services, LLC

(collectively referred to herein as “Highlands”) assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, in February 2010 Fair commenced bankruptcy proceedings, which may negatively impact the timing and completeness of this transfer.

Our agreement with Highlands calls for an initial term of six months and will automatically renew in one year increments unless cancelled in writing by either party in accordance with the terms of the agreement. We are incurring servicing fees at market rates and per the terms of the agreement. Highlands is required to make daily remittances of our collected accounts.

As of February 28, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $136,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On April 12, 2010 approximately $146,000 was due to Fair and the other sellers which has not been paid. In March 2010 we received an update from Fair’s bankruptcy trustee that he expects to file a motion with the bankruptcy court seeking permission to release any checks in Fair’s possession that rightfully belong to us. We have not received any of these checks or further updates on the status of this motion.

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

However, in order to protect the Company’s cash and other assets from any actual or potential liabilities of the Company’s direct and indirect subsidiaries, we will not dissolve our inactive direct or indirect domestic or foreign subsidiaries until the actual and contingent liabilities of each such subsidiary have been resolved or contingency reserves have been set aside sufficient to pay or make reasonable provision to pay all such subsidiary’s claims and obligations in accordance with applicable law. Specifically, we will not dissolve Audiomex Export Corp., National Auto Center, Inc. and CLST-NAC, Ltd., which are direct parties to, and NAC Holdings, Inc., which is an indirect party to, the arbitration proceeding for our claim in Mexico against the purchasers of the sale of our assets in Mexico, until the final resolution of that claim.  The arbitration proceeding was held in Mexico City, Mexico in October 2009 and the arbitration panel has up to six months from the date of the arbitration proceeding to issue their conclusion.  As of the date of this Form 10-Q, the arbitration panel has not issued their conclusion.

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

The Company made substantial progress in dissolving its subsidiaries during January 2010.  In January 2010, the Company dissolved each of CLST International Corporation/Asia, a Delaware corporation, CellStar Philippines, Inc., a Philippines corporation, and CellStar Netherlands Holdings, B.V, a Netherlands company.  As a result of the Company’s progress, as of the date of the filing of this Form 10-Q, the Company had five non-operating U.S. entities and one non-operating foreign entity, remaining to be dissolved.  The Company also had one dormant entity in El Salvador that never conducted operations.

Results of Operations

The Company reported a net loss of $2.8 million or $0.12 per basic and diluted share, for the three months ended February 28, 2010, compared to a net loss of $0.5 million, or $0.02 per basic and diluted share for the same period last year. The increase is primarily attributable to the costs of the actions taken by Red Oak, which has led to the costs incurred in connection with the Federal Court Action and State Court Action, and a $1.1 million provision for doubtful accounts, offset slightly by the income (net of expenses) generated by our portfolios.

The following table shows certain information as of February 28, 2010 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.  Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$26,920	81.0%	$6,714	95.6%	$1,270	77.1%
31 - 60 Days	1,140	3.4%	105	1.5%	176	10.7%
61 - 90 Days	821	2.5%	66	0.9%	64	3.9%
91 + 120	547	1.6%	50	0.7%	47	2.9%
120+	3,819	11.5%	87	1.3%	89	5.4%
Total Receivables	33,247	100.0%	7,022	100.0%	1,646	100.0%

Allowance for doubtful Accts	(4,639)	-14.0%	(150)	-2.1%	—	0.0%

Net Receivables	28,608	86.0%	6,872	97.9%	1,646	100.0%

Discount	(493)	-1.5%	(596)	-8.5%	(51)	-3.1%

Acquisition fees	155	0.5%	23	0.3%	38	2.3%

Total	$28,270	85.0%	$6,299	89.7%	$1,633	99.2%

Accounts Receivable Other	$—		$302		$150

Notes Payable and Loans Outstanding	$25,072		$4,845		$487

Approximate Number of Customer Accounts	4,980		953		1,676

Average Outstanding Principal Balance per Account	$6,676		$7,368		$982

Three Months Ended February 28, 2010, Compared to Three Months Ended February 28, 2009

Consolidated

Revenues.   Revenues, which primarily consist of interest and other charges earned from the Company’s receivable portfolios,  for the three months ended February 28, 2010 were $1.4 million compared to $1.6 million for the same period in 2009, and such decrease is due to the decrease in the outstanding principal balance of total note receivables during the three months ended February 28, 2010 compared to the three months ended February 28, 2009 as a result of principal payments on the notes receivable and increases in defaulted notes receivable.  Revenues for the three months ended February 28, 2010 included $1.1 million from CLST Asset I, $0.3 million from CLST Asset II and $37,000 from CLST Asset III.  Revenues for the three months ended February 28, 2009 included $1.4 million from CLST Asset I, $0.1 million from CLST Asset II and $27,000 from CLST Asset III.

Loan Servicing Fees. Loan servicing fees, which primarily consist of loan servicing fees and trust administration fees, were $243,000 for the three months ended February 28, 2010 compared to $307,000 for the same period in 2009.  Loan servicing fees for the three months ended February 28, 2010 were $193,000 for CLST Asset I, $40,000 for CLST Asset II and $10,000 for CLST Asset

III.  Loan servicing fees for the three months ended February 28, 2009 were $178,000 for CLST Asset I, $129,000 for CLST Asset II and none for CLST Asset III. Prior to February 2010, the CLST Asset III portfolio was serviced by Fair at no charge to the Company per the terms of the Trust III Purchase Agreement. In February 2010, however, the Company began incurring loan servicing fees as a result of the transfer of the servicing of the CLST Asset III portfolio from Fair to Highlands.  This transfer occurred due to Fair’s inability to service the CLST Asset III portfolio after certain of its assets were seized  by the FBI and other government agencies, including their servers, computers and other items used by Fair in the servicing of the CLST Asset III portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts was $1.1 million for the three months ended February 28, 2010, compared to $0.7 million for the same period in 2009.  The increase primarily relates to an increase in the provision for doubtful accounts for CLST Asset I to $1.0 million during the three months ended February 28, 2010 when compared to the provision of $0.7 million for the three months ended February 28, 2009.  This increase is a result of an increase in the default rates experienced beginning in the third quarter of 2009 and continuing through the first quarter of 2010.  The increases in the provision for doubtful accounts for the three months ended February 28, 2010 also included an increase to $84,000 for CLST Asset II compared to zero for the three months ended February 28, 2009.  CLST Asset III had no provision for doubtful accounts as of February 28, 2010 and 2009 as a result of the Company’s right to offset defaulted receivables against the seller notes.

Interest Expense. Interest expense is incurred from borrowings under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. Interest expense was $572,000 for the three months ended February 28, 2010 compared to $536,000 for the same period in 2009 and represented 40.9% and 33.1% of revenue, respectively.  The increase in the interest expense as a percentage of revenue is primarily due to the 2% increase in the interest rate for borrowing under the Trust I Credit Agreement as a result of the Company’s default under that agreement.  Interest expense for the three months ended February 28, 2010 was $504,000 for CLST Asset I, $63,000 for CLST Asset II and $5,000 for CLST Asset III compared to $505,000 for CLST Asset I, $29,000 for CLST Asset II and $2,000 for CLST Asset III for the same period in 2009.

General and Administrative Expenses.   Our general and administrative expenses were $2.2 million for the three months ended February 28, 2010 compared to $0.7 million for the same period in 2009. This increase is the result of increased legal, accounting and professional fees.   Our legal and professional expenses during the three months ended February 28, 2010 were $1.7 million compared to $0.3 million during the same period in 2009.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action.  We have made a claim under our directors and officers liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs in the State Court Action.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  The Company believes that we exceeded our self retention amount during the fourth quarter of 2009 and the carrier should begin to reimburse us for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group. Any reimbursements received will offset the legal expenses incurred in general and administrative expenses.

Income taxes.  The Company recorded tax expense of $7,000 for the three months ended February 28, 2010 compared to tax benefit of $130,000 for the same period in 2009.

CLST Asset I

For the three months ended February 28, 2010, collections for CLST Asset I were $2.3 million, representing $1.2 million of principal payments and $1.1 million of interest payments and other charges compared to collections of $3.1 million, representing $1.6 million of principal payments and $1.5 million of interest payments and other charges during the three months ended February 28, 2009. As of February 28, 2010, the aggregate outstanding principal balance of the notes receivables net of reserves and excluding certain accrued interest and deferred cost was $28.6 million, which represents 69.8% of the original purchase price of $41.0 million. The ending balance consisted of approximately 4,980 customer accounts, with an average outstanding principal balance per account of approximately $6,676.  The average interest rate for these accounts was 14.3% during the three months ended February 28, 2010.

Total revenues for the three months ended February 28, 2010 were approximately $1.1 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $1.7 million, which included a $1.0 million provision for doubtful accounts, $0.5 million of interest expense to Fortress, our lender, and $0.2 million of servicing expense to FCC.

As of February 28, 2010, Trust I owed $25.1 million to Fortress, representing 71.9% of the original loan amount.  On October 16, 2009, we received a notice of default from Fortress stating that an event of default has occurred and is continuing under the Trust I Credit Agreement. The Fortress notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement.  Fortress has not yet sought to foreclose on the assets of Trust I, however, if it does so, the Company may lose some or all of its investment in Trust I.

CLST Asset II

For the three months ended February 28, 2010, collections for CLST Asset II were $0.6 million, representing $0.3 million of principal payments and $0.3 million of interest and payments and other charges compared to collections of $0.5 million, representing $0.4 million of principal payments and $0.1 million of interest and payments and other charges during the three months ended February 28, 2009. As of February 28, 2010, the aggregate outstanding principal balance of the notes receivables net of reserves and excluding certain accrued interest and deferred cost was $6.9 million, which represents 71.9% of the original purchase price of $9.6 million. The ending balance consisted of approximately 953 customer accounts, with an average outstanding principal balance per account of approximately $7,368.  The average interest rate for these accounts was 14.7% during the three months ended February 28, 2010.

Total revenues for the three months ended February 28, 2010 were approximately $0.3 million which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $186,000, which included an $84,000 provision for doubtful accounts, $63,000 of interest expense to Fortress Corp., our lender, and $39,000 of servicing expense to FCC.

As of February 28, 2010, CLST Asset II owed $4.8 million to Fortress Corp., representing 76% of the original loan amount. We received the Default Notice dated December 2, 2009 from Fortress Corp. stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair has been retained as a sub-servicer by the SSPE Trust.  This failure, the Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a Second Default Notice dated February 8, 2010 from Fortress Corp. stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement because the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio had exceeded 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Default Notice and the Second Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

In March 2010, a representative of Fortress Corp. indicated to a representative of the Company that a new default under the Trust II Credit Agreement may have occurred as a result of the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio exceeding 5.0% as of February 28, 2010. The Company has not received formal notification from Fortress Corp. regarding this potential default and the Company is continuing to evaluate whether such a default has occurred. The Company is currently in discussions with Fortress Corp. to resolve this potential default in conjunction with all defaults under the Trust I Credit Agreement. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while negotiations are proceeding.

CLST Asset III

Collections for CLST Asset III for the three months ended February 28, 2010 were $174,000, representing $138,000 of principal and $36,000 of interest and fees.

As of February 28, 2010, our outstanding balance of receivables was $1.6 million, representing 1,676 accounts.  The average principal balance per account was approximately $982.  Defaults of $16,000 during the three months ended February 28, 2010 were applied to the notes payable to the sellers per the Trust III Purchase Agreement. As of February 28, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $136,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On April 12, 2010 approximately $146,000 was due to Fair and the other sellers which has not been paid. In March 2010 we received an update from Fair’s bankruptcy trustee that he expects to file a motion with the bankruptcy court seeking permission to release any checks in Fair’s possession that rightfully belong to us. We have not received any of these checks or further updates on the status of this motion.

Liquidity and Capital Resources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of Trust I in November 2008, we met our cash needs with existing funds and interest and investment income generated by our cash and cash equivalents.  As of February 28, 2010, we had cash and cash equivalents of approximately $3.2 million, down from $4.8 million at November 30, 2009. Historically, we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits.  The majority of our cash is invested in Texas Capital Bank, N.A. at a variable interest rate and in government repurchase contracts, where we are earning less than 1% per year. Each deposit of our cash is FDIC insured or government insured.  We financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our common stock.  Since the acquisitions of our receivable portfolios, we also use the income generated from these receivable portfolios to meet our cash needs.

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009, with an additional $1.1 million increase in the allowance for doubtful accounts through February 28, 2010. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009 and February 28, 2010. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees resulted in the Company incurring a net loss of approximately $5.2 million and $2.8 million during the twelve months ended November 30, 2009 and the three months ended February 28, 2010, respectively. The Company is continuing discussions to resolve the default under the Trust I Credit Agreement and a potential default under the Trust II Credit Agreement. The Company has made a claim under its directors and officers liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. It is uncertain whether the Company can continue as a going concern if it continues to incur net losses and if the Company loses the CLST Asset I and CLST Asset II consumer receivables as a result of the default under the Trust I Credit Agreement and the potential default under the Trust II Credit Agreement.

Operating Activities. The net cash provided by operating activities for the three months ended February 28, 2010 was $0.5 million compared to net cash used in operating activities of $0.5 million for the same period in 2009. The primary reason for this increase in cash from operating activities was due to the cash receipts from our consumer receivable portfolios which were significantly offset by our legal and professional expenses which for the three months ended February 28, 2010 and 2009 were $1.7 million and $0.3 million, respectively.  We have made a claim under our directors and officers liability insurance policy for reimbursement of amounts we are obligated to advance under our certificate of incorporation and bylaws to our directors for their defense costs in the State Court Action.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  The Company believes that we exceeded our self retention amount during the fourth quarter of 2009 and the carrier should begin to reimburse us for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group. Any reimbursements received will offset the legal expenses incurred in general and administrative expenses.  The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. The Company has had settlement discussions with certain of the plaintiffs regarding the Federal Court Action and the State Court Action.  The Company may have further settlement discussions in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any such settlement would not have a material adverse effect on the Company, its financial position or its results of operations.

Investing Activities. The net cash provided by investing activities for the three months ended February 28, 2010 was $1.6 million compared to net cash used during the same period in 2009 of $0.7 million. The increase from 2009 to 2010 is primarily a result of the collection of consumer receivable portfolio principal of $1.6 million during the three months ended February 28, 2010.  During the three months ended February 28, 2009, the principal collections from consumer receivables was more than offset by the cash used to purchase CLST Asset II and CLST Asset III.

Financing Activities. The net cash used in financing activities for the three months ended February 28, 2010 was $3.7 million compared to $2.1 million for the same period in 2009.  The cash used in financing activities in the period was used to reduce the outstanding debt principal balance under both the Trust I Credit Agreement and Trust II Credit Agreement.

Liquidity Sources.

CLST Asset I.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement.  The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the

LIBOR Rate (as defined in the Trust I Credit Agreement).  Under the terms of the Trust I Credit Agreement, the net cash proceeds from the collection of consumer receivables held by Trust I in any particular month are remitted to the Company on or about the 20th day of the following month.  As of February 28, 2010, the outstanding balance of our term loan was $25.1 million, representing 71.9% of our original balance. During the three months ended February 28, 2010, we retired approximately $3.6 million of our obligation to Fortress, and we have paid $0.5 million in interest expense, all from customer collections.

The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.  An event of default occurs under the Trust I Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. As of February 28, 2010, these default rates were 8.5% and 11.4%, respectively.  Please see “Recent Developments — CLST Asset I” above for information regarding the default notice the Company received with regards to the Trust I Credit Agreement.

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $574,000 has become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and  discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

CLST Asset II. The Trust II has become a co-borrower under a $50 million credit agreement, which was reduced to a $30 million commitment during the second quarter of 2009 that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The Trust II Credit Agreement is effective as of December 10, 2008, and was entered into among the Trust II, FCC, the originator, SSPE Trust and SSPE, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement.  The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount.

The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.  An event of default occurs under the Trust II Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables.  As of February 28, 2010, there was a provision of $137,000 for customer accounts greater than 90 days past due.  Please see “Recent Developments — CLST Asset II” above for information regarding the default notices the Company received with regards to the Trust II Credit Agreement.

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

In March 2010, a representative of Fortress Corp. indicated to a representative of the Company that a new default under the Trust II Credit Agreement may have occurred as a result of the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio exceeding 5.0% as of February 28, 2010. The Company has not received formal notification from Fortress Corp. regarding this potential default and the Company is continuing to evaluate whether such a default has occurred. The Company is currently in discussions with Fortress Corp. to resolve this potential default in conjunction with all defaults under the Trust I Credit Agreement. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while negotiations are proceeding.

We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, as the terms are defined in the Trust II Credit Agreement, the seller must repurchase the account.  For the three months ended February 28, 2010, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

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

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, the seller must repurchase the account.  For the three months ended February 28, 2010, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers. In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining seller notes. Defaults of $16,000 during the three months ended February 28, 2010 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of February 28, 2010, was $487,000 after interest was accrued and delinquent receivables were recorded.  As of February 28, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $136,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On April 12, 2010 approximately $146,000 was due to Fair and the other sellers which has not been paid. In March 2010 we received an update from Fair’s bankruptcy trustee he expects to file a motion with the bankruptcy court seeking permission to release any checks in Fair’s possession that rightfully belong to us. We have not received any of these checks or further updates on the status of this motion.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The composition of the portfolios is expected to change over time and the future performance of the receivables in the portfolios may be different from the historical performance.  The table presented above in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” also sets forth certain performance information, the aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the three months ended February 28, 2010.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and continued high unemployment have contributed to the significant increases in delinquencies for 2010 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience.

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days for CLST Asset I and 90 days for CLST Asset II, a provision (reserve) is made for the account balance. As of February 28, 2010, the allowance for doubtful accounts recorded for CLST Asset I and CLST Asset II is $4.6 million and $150,000, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts. For CLST Asset III, delinquent receivables are charged against the notes payable to the sellers per the terms of the CLST III Purchase Agreement.  Defaults of $16,000 during the three months ended February 28, 2010 were applied to the notes payable to the sellers.

Contractual Obligations.  Included in accounts payable at February 28, 2010, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier, and which has been in dispute since 2001. The Company now believes that the statute of limitations on this trade payable may have expired. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. In addition, the Company has contacted the vendor in question several times during the second quarter of 2009 regarding this matter with no results. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments. In the event that the Company is able to settle the dispute with no payment, the settlement would result in $14.2 million of income to the Company for federal income tax purposes, and therefore the deferred income tax asset will be realized.  If the Company is able to settle the dispute for any amount between $1 and $14.2 million, the deferred tax asset will be adjusted accordingly.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as our Company qualifies as a smaller reporting company.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are not effective because (1) the Company has not required SAS 70 reports and is not receiving timely audited financial statements from the servicers of the Company’s consumer receivable portfolios, and (2) the Company lacks adequate supervision, segregation of duties,  and technical accounting expertise necessary for an effective system of internal control and timely financial reporting.  In an effort to mitigate these material weaknesses, the Company’s management has conducted tests to determine the accuracy and completeness of the Company’s consumer receivable portfolios. The Company also receives detailed reports at least monthly from the companies servicing these receivable portfolios. The Chief Executive Officer, Chief Financial Officer and Senior Accountant all review these reports for any unusual items and meet with representatives of the servicers to review the status of the portfolios and discuss any unusual items. All of our financial reporting is carried out by our Chief Financial Officer and Senior Accountant with the assistance of third parties from time to time. The lack of accounting staff and dependence on third party assistance results in a lack of segregation of duties and at times a lack of sufficient accounting technical expertise which could impact our financial reporting function. In order to mitigate this control deficiency to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer, Chief Financial Officer as well as the Board for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies in a cost effective manner, the Company will attempt to implement the control.

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

However, the material weaknesses reported above continue to exist. There have been no changes in our internal control over financial reporting during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In September 2009 the Company decided to separate the Chief Executive Officer role from the Chief Financial Officer role and began a search for a Chief Financial Officer. On January 8, 2010, the Board of Directors elected William E. Casper as Vice President, Chief Financial Officer and Treasurer of the Company, subject to his acceptance of those positions.  On January 18, 2010, Mr. Casper accepted these positions and was appointed Vice President, Chief Financial Officer and Treasurer of the Company.  Mr. Casper replaced Robert A. Kaiser in these positions. Mr. Kaiser continues to serve as the Company’s Chief Executive Officer. On February 10, 2010, Mr. Casper resigned as Vice President, Chief Financial Officer and Treasurer of the Company.  On February 11, 2010, Jerome L. Trojan III was retained as the Vice President, Chief Financial Officer and Treasurer of the Company, replacing Mr. Casper in these positions.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

Introduction

The Company has expended a significant amount of management time and resources in connection with the Federal Court Action and the State Court Action (as defined below). The Company has had settlement discussions with Red Oak from time to time in the past regarding the Federal Court Action and the State Court Action, but those discussions have not been successful.  The Company may have further settlement discussions with Red Oak in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any settlement would not have a material adverse effect on the Company, its financial position, or its results of operations.

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

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 stockholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts, and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts, and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

On December 30, 2009, the Company voluntarily filed a Motion to Dismiss the Federal Court Action (“Federal Motion to Dismiss”).  As an exercise of its business judgment, the Board decided not to pursue CLST’s claims against the Red Oak Group beyond the preliminary injunction stage.

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

On March 2, 2010, the Court denied the Federal Motion to Dismiss and granted the Red Oak Group’s Motion for Leave.  The Court also denied the Red Oak Group’s Rule 11 Motion.  On March 17, 2010, the Red Oak Group filed its Counterclaims and Third-Party Complaint against the Company, alleging violations of Sections 13(d), 14(a) and 10(b) of the Exchange Act.

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

On March 18, 2009, the Red Oak Group sent a letter to us demanding to inspect and copy certain of our books and records.  We took the position that the Red Oak Group did not comply with state law requirements applicable to stockholders seeking such information.

On March 19, 2009, the Red Oak Group sent a letter to us stating its intention to put forth several precatory proposals including stockholder votes for: approval to proceed with the 2007 stockholder-approved plan of dissolution; approval of the November 10, 2008 transaction whereby CLST Asset I, a wholly owned subsidiary of Financo, entered into a purchase agreement to acquire all of the outstanding equity interests of Trust I from a third party for approximately $41.0 million; approval of the 2008 Plan pursuant to which the Board approved the new issuance to themselves of up to 20 million shares of common stock, or just over 97% of the common stock outstanding at the time this plan was approved; approval of the December 12, 2008 transaction whereby Trust II, a newly formed trust wholly owned by CLST Asset II, a wholly owned subsidiary of Financo entered into a purchase agreement, effective as of December 10, 2008, to acquire (i) on or before February 28, 2009 receivables of at least $2 million, subject to certain limitations and (ii) from time to time certain other receivables, installment sales contracts and related assets; and approval of the February 13, 2009 transaction whereby CLST Asset III, a newly formed, wholly owned subsidiary of Financo, which is one of CLST’s direct, wholly owned subsidiaries, purchased certain receivables, installment sales contracts and related assets owned by Fair, which is partly owned by Timothy S. Durham, an officer and director of CLST. On the same day, the Red Oak Group sent a letter to us stating its intention to nominate a slate of directors to our Board.

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

On October 9, 2009, the Court denied Plaintiffs’ application for injunctive relief, which sought to enjoin Messrs. Kaiser, Durham, and Tornek from voting certain shares at the CLST annual stockholders’ meeting.   Further, the Court granted Defendants’ plea to the jurisdiction, granted Defendants’ motion to disqualify Plaintiffs, and dismissed Plaintiffs’ derivative claims.  Beyond that, the Court granted Defendants’ amended motion to stay, thereby staying all remaining direct claims asserted by Plaintiffs.   Defendants’ motion to disqualify Plaintiffs was based on Plaintiffs’ lack of adequacy to pursue derivative claims on the following grounds: (1) that Red Oak improperly brought derivative claims to advance its own personal interests; (2) that Red Oak had engaged in illegal conduct by violating federal securities laws; and (3) that Jones was only a tag-along plaintiff and therefore suffered the same adequacy problems as Red Oak, the driving force behind the State Court Action.  The Court reached each of these rulings after the two-day evidentiary hearing.

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

On January 15, 2010, Plaintiffs filed their Motion for Summary Relief, Summary Judgment, and Application for Injunctive Relief to Compel the Company’s Annual Stockholders’ Meeting (“Motion for Summary Relief”).  By their Motion for Summary Relief, Plaintiffs sought for the Company to hold its annual stockholders’ meetings for 2008, 2009, and 2010 on March 25, 2010.  On February 15, 2010, the Court heard Plaintiffs’ Motion for Summary Relief and, in part, granted the relief requested.  Specifically, the Court ordered, pursuant to its Order and Interlocutory Partial Summary Judgment (the “Second Annual Meeting Order”) as follows: (1) Absent a determination by the Court for good cause shown, the Company shall hold its annual stockholders’ meeting on March 23, 2010 (the “Annual Meeting”); the Annual Meeting satisfies the Company’s requirement to hold its 2008 and 2009 annual stockholders’ meetings; the record date for the Annual Meeting shall be March 8, 2010; and the Company shall provide notice in accordance with applicable Delaware law to all CLST stockholders on or before March 12, 2010 for the Annual Meeting.  By the same order, the Court also appointed IVS Associates, Inc. to be the independent inspector of elections to oversee the voting process of the Annual Meeting, tabulate proxies, and certify the election results.  By separate order dated February 15, 2010, and upon its own motion, the Court ordered that the State Court Action be reopened and reinstated on a two-week trial docket beginning June 1, 2010.

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

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State to be effective on June 24, 2010.  Immediately after the close of business on June 24, 2010, the Company will close its stock transfer books; accordingly it is expected that the trading of its stock on the Pink Sheets will cease at the same time.

On March 26, 2010, the Red Oak Group filed its Motion to Dismiss for Lack of Jurisdiction, for Leave to Amend Petition, Attorneys’ Fees, and for a Final Order Granting Permanent Injunctive Relief (“State Motion to Dismiss”).  By its State Motion to Dismiss, the Red Oak Group seeks an order that, among other things, sets the Company’s annual stockholders’ meetings for 2008 and 2009 fifty (50) days after the issuance of such an order and sets the record date thirty (30) days before such annual meeting.  The remaining issues in the State Court Action are currently set for trial on May 24, 2010.

Item 1A.	Risk Factors

For risk factors, please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

In March 2010, a representative of Fortress Corp. indicated to a representative of the Company that a new default under the Trust II Credit Agreement may have occurred as a result of the three-month rolling average annualized default rate of the Class A receivables in the Trust II portfolio exceeding 5.0% as of February 28, 2010. The Company has not received formal notification from Fortress Corp. regarding this potential default and the Company is continuing to evaluate whether such a default has occurred. The Company is currently in discussions with Fortress Corp. to resolve this potential default in conjunction with all defaults under the Trust I Credit Agreement. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while negotiations are proceeding.

Item 4.       [REMOVED AND RESERVED]

Reserved.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Description	Previously filed as an Exhibit and Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

4.1	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Previously filed as an exhibit to a Form 8-A filed with the Securities and Exchange Commission on February 13, 2009, and incorporated herein by reference.

4.2	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009, and incorporated herein by reference.

10.1	Notice of default dated December 2, 2009 from Fortress Credit Corp.	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended November 30, 2009, and incorporated herein by reference.

10.2	Notice of default dated February 8, 2010 from Fortress Credit Corp.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010, and incorporated herein by reference.

10.3	Waiver and Release to Revolving Credit Agreement dated February 26, 2010.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

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

April 14, 2010