Form 10-Q
period 2010-05-31
CLST HOLDINGS, INC.
filed 2010-07-14
CIK 913590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

On July 12, 2010, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	May 31,	November 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,749	$4,761
Notes receivable, net - current	3,618	6,473
Accounts receivable - other	463	2,741
Prepaid expenses and other current assets	631	414
Total current assets	7,461	14,389

Notes receivable, net - long-term	29,691	32,459
Property and equipment, net	6	7
Deferred income taxes	4,786	4,786
Other assets	604	721
	$42,548	$52,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,639	$14,705
Accrued expenses	399	377
Income taxes payable	70	99
Loans payable - current	27,770	33,663
Notes payable - related parties - current	107	107
Total current liabilities	42,985	48,951

Notes payable - related parties	139	391
Total liabilities	43,124	49,342

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,583,306 shares issued and 23,949,282 shares outstanding	246	246
Additional paid-in capital	127,045	127,014
Accumulated other comprehensive income-foreign currency translation adjustments	177	217
Accumulated deficit	(126,397)	(122,810)
	1,071	4,667
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	(576)	3,020
	$42,548	$52,362

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended May 31, 2010 and 2009

(unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	May 31,		May 31,
	2010	2009	2010	2009
Revenues:
Interest income	$1,272	$1,645	$2,612	$3,175
Other	69	142	126	233
Total revenues	1,341	1,787	2,738	3,408

Loan servicing fees	337	79	580	386
Provision for doubtful accounts	655	600	1,751	1,303
Interest expense	539	546	1,111	1,082
General and administrative expenses	671	1,746	2,912	2,263
Operating loss	(861)	(1,184)	(3,616)	(1,626)

Other income:
Other, net	41	6	43	9
Total other income	41	6	43	9

Loss before income taxes	(820)	(1,178)	(3,573)	(1,617)

Income tax expense (benefit)	7	(6)	14	8
Net loss	$(827)	$(1,172)	$(3,587)	$(1,625)

Net loss per share:

Basic and diluted:
Net loss per share	$(0.04)	$(0.05)	$(0.15)	$(0.07)

Weighted average number of shares:
Basic and diluted	23,549	23,344	23,548	22,314

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended May 31, 2010 and 2009

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock			Accumulated other
	Shares	Amount	Shares	Amount	Additional paid-in capital	comprehensive income (loss)	Accumulated deficit	Total

Balance at November 30, 2009	24,583	$246	(634)	$(1,647)	$127,014	$217	$(122,810)	$3,020

Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,587)	(3,587)
Realized foreign currency translation adjustment	—	—	—	—	—	(40)	—	(40)
Total comprehensive loss								(3,627)
Amortization of restricted stock	—	—	—	—	31	—	—	31

Balance at May 31, 2010	24,583	$246	(634)	$(1,647)	$127,045	$177	$(126,397)	$(576)

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,625)	(1,625)
Total comprehensive loss								(1,625)
Grant of restricted stock	1,200	12	—	—	(12)	—	—	—
Cancellation of restricted stock	(300)	(3)			3	—	—	—
Amortization of restricted stock	—	—	—	—	86	—	—	86
Stock issuance for notes receivable	2,496	25	—	—	874			899

Balance at May 31, 2009	24,583	$246	(634)	$(1,647)	$126,985	$217	$(119,241)	$6,560

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended May 31, 2010 and 2009

(Unaudited)

(In thousands)

	2010	2009

Cash flows from operating activities:
Net loss	$(3,587)	$(1,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	31	86
Provision for doubtful accounts	1,751	1,303
Depreciation	2	2
Non-cash interest expense	35	58
Amortization of notes receivable acquisition costs	41	56
Cumulative translation adjustment	(40)	—
Changes in operating assets and liabilities:
Accounts receivable - other	2,278	(809)
Prepaid expenses and other current assets	(217)	—
Other assets	82	(185)
Accounts payable	(66)	116
Income taxes payable	(29)	(122)
Accrued expenses	22	319

Net cash provided by (used in)operating activities	303	(801)

Cash flows from investing activities:
Purchases of property and equipment	(1)	—
Notes receivable principal collections	3,570	5,663
Acquisition of notes receivable	—	(4,028)
Additions to notes receivable acquisition costs	—	(151)

Net cash provided by investing activities	3,569	1,484

Cash flows from financing activities:
Payments on notes payable	(5,884)	(4,497)

Net cash used in financing activities	(5,884)	(4,497)

Net decrease in cash and cash equivalents	(2,012)	(3,814)
Cash and cash equivalents at beginning of period	4,761	9,754

Cash and cash equivalents at end of period	$2,749	$5,940

Non-Cash Investing and Financing Activities:

Acquisition of notes receivable for common stock	$—	$899

Acquisition of notes receivable for debt	$—	$7,273

Acquisition of notes receivable for accounts receivable, other	$—	$336

Returned notes receivable in exchange for reduction of debt	$261	$170

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

In accordance with the Company’s plan of dissolution that was previously approved by our stockholders, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies. The Company’s financial statements have been prepared on a going-concern basis and the asset and liability carrying amounts do not purport to present the net realizable or settlement values in the event of the dissolution and liquidation of the Company.

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

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009, with an additional $1.8 million increase in the allowance for doubtful accounts through May 31, 2010. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009 and May 31, 2010. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees resulted in the Company incurring a net loss of approximately $5.2 million and $3.6 million during the twelve months ended November 30, 2009 and the six months ended May 31, 2010, respectively. The Company is continuing discussions to resolve the defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. The Company has made a claim under its directors’ and officers’ liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. During the three months ended May 31, 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for a portion of the legal fees incurred and began to pay certain attorneys’ fees directly for services rendered. During the three months ended May, 31, 2010, the Company received $0.7 million for the reimbursement of legal fees incurred and paid by the Company and in June 2010, the Company received reimbursements totaling $0.4 million.  These reimbursements, and any future reimbursements received, will offset the legal expenses incurred in general and administrative expenses. It is uncertain whether the Company can continue as a going concern or continue long enough to allow for an orderly sale of the Company’s portfolios if it continues to incur net losses and if the Company loses the CLST Asset I and CLST Asset II consumer receivables as a result of the default under the Trust I Credit Agreement and the Trust II Credit Agreement.

(b)         Notes Receivable

The following table shows certain information as of May 31, 2010 for each of CLST Asset I, CLST Asset II and CLST Asset III.   A more detailed description of the results for each of these entities is provided in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$24,973	78.5%	$6,308	95.0%	$1,010	84.9%
31 - 60 Days	1,261	4.0%	91	1.4%	37	3.1%
61 - 90 Days	600	1.9%	13	0.2%	63	5.3%
91 + 120	453	1.4%	36	0.5%	79	6.6%
120+	4,516	14.2%	193	2.9%	—	0.0%
Total Receivables	31,803	100.0%	6,641	100.0%	1,189	100.0%

Allowance for doubtful Accts	(5,236)	-16.5%	(230)	-3.5%	—	0.0%

Net Receivables	26,567	83.5%	6,411	96.5%	1,189	100.0%

Discount	(458)	-1.4%	(556)	-8.4%	(37)	-3.1%

Acquisition fees	144	0.5%	22	0.3%	27	2.3%

Total	$26,253	82.5%	$5,877	88.5%	$1,179	99.2%

Accounts Receivable Other	$—		$117		$147

Notes Payable and Loans Outstanding	$23,328		$4,442		$246

Approximate Number of Customer Accounts	4,787		935		1,209

Average Outstanding Principal Balance per Account	$6,644		$7,103		$983

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day and 90 period for CLST Asset I and CLST Asset II, respectively.  The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific notes receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  During the fourth quarter of 2009, the Company modified its reserve policy due to recent market trends.

Additional reserves are accrued based on account balances that are over 60 days past due with the reserve amount dependent on the overall performance of the portfolio. The Company may also establish an additional reserve for any portfolio that, in management’s judgment, may need to be discounted at a future date in order to sell the portfolio in its entirety. Any reserve amount may be reduced based upon any offset rights or claims the Company may have against parties who initially sold the portfolio to the Company. The Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a notes receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the notes receivable. Should the notes receivable return to a performing status, then the Company will resume accruing interest on the notes receivable. Recoveries are recorded against the allowance when payments are received.  Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the notes receivable will be collected.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received.

The following table details the activity in the allowance for doubtful accounts for the three and six months ended May 31, 2010 and 2009, respectively:

	For the three months ended		For the six months ended
	May 31,		May 31,
	2010	2009	2010	2009

Beginning balance	$4,789	$847	$3,668	$144
Additions to allow for doubtful accounts	655	600	1,751	1,303
Other	22	—	47	—
Charge offs	—	—	—	—

Ending balance	$5,466	$1,447	$5,466	$1,447

Beginning in the third quarter of 2009 and continuing through the second quarter of 2010, the annualized default rate for CLST Asset I increased to as high as 15.8% in April 2010; accordingly, we have been increasing our allowances to reflect this change. The Company is in default of the Trust I Credit Agreement as a result of higher than anticipated notes receivable defaults. As a result of the default, the entire balance of $23.3 million due to Fortress under the Trust I Credit Agreement has been classified as current on the May 31, 2010 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $18.0 million of the outstanding balance as of May 31, 2010 would have been classified as non-current. In May 2010, the Company received a notice of default from Fortress Corp. stating that an event of default had occurred and was continuing under the Trust II Credit Agreement as a result of the three-month rolling average Class A default ratio of the receivables exceeding 5.0%. The Company is currently in discussions with its lenders to resolve any defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. Those discussions are ongoing and the Company does not expect that its lenders will enforce any available foreclosure rights they may have on the assets of Trust I and Trust II while negotiations are proceeding.  The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement which matures September 28, 2010. CLST Asset III had no provision for doubtful accounts as of May 31, 2010 and 2009 as a result of the Company’s right to offset defaulted receivables against the seller notes. Defaults of $261,000 during the six months ended May 31, 2010 were applied to the notes payable to the sellers per the Trust III Purchase Agreement. There can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be.

(c) Revenue Recognition

Revenues, which consist of interest earned, late fees and other miscellaneous charges, are recorded as earned from notes receivable. Revenues are not accrued on accounts without payment activity for over 120 days and 90 days for CLST Asset I and CLST Asset II, respectively, unless payment activity resumes.

(d)  Deferred Costs

We have recorded acquisition costs related to the purchase of certain notes receivable and deferred loan costs associated with certain Company obligations. The acquisition costs are amortized over the remaining principal balance of the notes receivable and are recorded as contra revenue. The deferred loan costs are amortized over the remaining outstanding balance of the Company obligation and are recorded in operating interest expense. Any impact of prepayment of the balances by either the Company or our customers would be recognized in the period of prepayment.

(2) Stock-Based Compensation

For the three and six months ended May 31, 2010, the Company recognized $16,000 and $31,000 of expense, respectively, related to restricted stock grants.

(3) Net Loss Per Share

Options to purchase 0.1 million shares of Common Stock were not included in the computation of diluted earnings per share for the three and six months ended May 31, 2010 and 2009 because the exercise price was higher than the average market price.  0.4 million shares of the Company’s restricted stock were not included in the computation of diluted earnings per share for the three and six months ended May 31, 2010 and 2009, because their inclusion would have been anti-dilutive as the Company had a net loss.

(4) Fair Value Measurements

In April 2009, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 825 (formerly FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements.

The carrying amounts of accounts receivable, accounts payable and accrued liabilities as of May 31, 2010 and 2009 approximate fair value due to the short maturity of these instruments.  The carrying value of notes receivable, loans payable and notes payable-related parties also approximate fair value since these instruments bear market rates of interest, and notes receivable are net of allowances and purchase discounts.

(5) Commitments and Contingencies

Introduction

The Company has expended a significant amount of management time and resources in connection with the Federal Court Action and the State Court Action (as defined below). The Company has had settlement discussions with Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”) from time to time in the past regarding the Federal Court Action, but those discussions have not been successful.  The Company may have further settlement discussions with Red Oak in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any settlement would not have a material adverse effect on the Company, its financial position, or its results of operations.

On June 18, 2010, the State Court Action was dismissed, as discussed below.  However, on June 23, 2010 Ron Phillips and Scott Moorehead filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Red Oak Federal Court Action

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

On January 15, 2009, the Red Oak Group acquired 5,000 shares of our common stock in secondary market and privately negotiated transactions.  On or about January 30, 2009, the Red Oak Group requested that the Company provide a stockholder list and security position listings, which it said it would use to make a tender offer.  On February 3, 2009, the Red Oak Group announced its plan to commence a tender offer to acquire up to 70% of our outstanding shares of common stock at $0.25 per share.  On February 5, 2009, we adopted the Rights Agreement, by and between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Plan”) which became effective on February 16, 2009.  Stating the Company’s Rights Plan as its reason, the Red Oak Group announced on February 9, 2009 that it had abandoned its intention to make a tender offer.  Nevertheless, the Red Oak Group continued through February 13, 2009 to acquire shares of our common stock in the secondary market and privately negotiated transactions resulting in its beneficial ownership of 4,561,554 shares of our common stock (according to the Red Oak Group’s Schedule 13D filed with the SEC on February 18, 2009), representing approximately 19.05% of our outstanding common stock as of the record date. The Red Oak Group made its purchases of our common stock in open-market and privately negotiated transactions, not by means of tender offer materials filed with the SEC.

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

On April 21, 2010, Red Oak filed its Motion to Expedite Discovery and Briefing Schedule (“Motion for Expedited Discovery”).  The same day, Red Oak filed its Application for a Preliminary Injunction to Issue Before June 6, 2010 (“Application for Preliminary Injunction”).  Red Oak’s Application for Preliminary Injunction sought a preliminary injunction compelling Messrs. Kaiser, Durham, and Tornek to make corrective disclosures to comply with alleged violations of Section 13(d) of the Exchange Act.  Red Oak’s Motion for Expedited Discovery sought discovery in support of its Application for Preliminary Injunction.  On May 4, 2010, the court denied Red Oak’s Motion for Expedited Discovery and further denied Red Oak’s Application for Preliminary Injunction.

On May 17, 2010, the Company filed its Motion to Dismiss Red Oak’s Counterclaims and Brief in Support (“Motion to Dismiss Red Oak’s Counterclaims”) seeking to dismiss all alleged violations of Sections 13(d), 14(a), and 10(b) of the Exchange Act.  The same day, Messrs. Kaiser, Durham, and Tornek individually filed respective motions to dismiss Red Oak’s third-party claims.  On June 21, 2010, Red Oak filed its consolidated Opposition to Motions to Dismiss.  Therein, Red Oak states that its disclosure-based Section 13(d) and 14(a) claims are moot and that it “intends to voluntarily dismiss those claims.”  The Federal Court Action remains pending.

Red Oak State Court Action

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

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time.

On March 26, 2010, the Red Oak Group filed its Motion to Dismiss for Lack of Jurisdiction, for Leave to Amend Petition, Attorneys’ Fees, and for a Final Order Granting Permanent Injunctive Relief (“State Motion to Dismiss”).  By its State Motion to Dismiss, the Red Oak Group seeks an order that, among other things, sets the Company’s annual stockholders’ meetings for 2008 and 2009 fifty (50) days after the issuance of such an order and sets the record date thirty (30) days before such annual meeting. Following an April 7, 2010 hearing before the court on the Red Oak Group’s State Motion to Dismiss, the Court set the case for trial on May 24, 2010.  On May 19, 2010, the Red Oak Group filed its Unopposed Motion for Voluntary Dismissal.  On June 18, 2010, the court signed the Order of Dismissal.

Phillips/Moorehead State Court Action

On June 23, 2010, Ron Phillips and Scott Moorehead, putative plaintiffs, filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. Among other things, the petition also seeks the rescission of the Company’s Long Term Incentive Plan and the Rights Plan, an award of compensatory and punitive damages, and the appointment of a trustee or conservator to oversee the windup and dissolution of the Company.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

(6) Subsequent Events.

On June 17, 2010, the Board approved amendments to its Rights Plan and plan of dissolution.  The amendment to the Rights Plan allows the Board, in the event that rights under the Rights Plan are triggered and are not exercisable for any reason, including the closing of the Company’s stock transfer records on June 24, 2010 pursuant to the plan of dissolution, to make adjustments to liquidating distributions payable to the Company’s stockholders, as would have been appropriate had an exchange of rights been effected under the Rights Plan.  In addition, consistent with the Board’s amendment to the Rights Plan, the Board also approved an amendment to its plan of dissolution which allows the Board to adjust liquidating distributions to the Company’s stockholders in accordance with the Rights Plan.

In accordance with the Company’s plan of dissolution that was previously approved by our stockholders, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies. The Company’s financial statements have been prepared on a going-concern basis and the asset and liability carrying amounts do not purport to present the net realizable or settlement values in the event of the dissolution and liquidation of the Company.

On June 23, 2010, Ron Phillips and Scott Moorehead, putative plaintiffs, filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. Among other things, the petition also seeks the rescission of the Company’s Long Term Incentive Plan and the Rights Plan, an award of compensatory and punitive damages, and the appointment of a trustee or conservator to oversee the windup and dissolution of the Company.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

In June 2010, the Company received reimbursements totaling $0.4 million for claims under our directors’ and officers’ liability insurance policy for amounts we are obligated to advance to our directors under our certificate of incorporation and bylaws for their defense costs associated with the Red Oak Group claims. These reimbursements, and any future reimbursements received, will offset the legal expenses incurred in general and administrative expenses.

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

Portfolio Transactions

From November 2008 through February 2009, the Company consummated three acquisitions of consumer notes receivable portfolios.  On November 10, 2008, the Company, through CLST Asset I, LLC (“CLST Asset I”), a wholly owned subsidiary of CLST Financo, Inc. (“Financo”), which is one of our direct, wholly owned subsidiaries, entered into a purchase agreement to acquire all of the outstanding equity interests of FCC Investment Trust I (“Trust I”) from a third party (the “Trust I Purchase Agreement”).    The purchase price payable in the Trust I Purchase Agreement was financed pursuant to the terms and conditions set forth in the credit agreement, dated November 10, 2008, among Trust I, Fortress Credit Co LLC, as lender (“Fortress”), FCC Finance, LLC (“FCC”), as the initial servicer, the backup servicer, and the collateral custodian (the “Trust I Credit Agreement”). On December 12, 2008 we, through CLST Asset Trust II (“Trust II”), a newly formed trust wholly owned by CLST Asset II, LLC (“CLST Asset II”), a wholly owned subsidiary of Financo, entered into a purchase agreement (the “Trust II Purchase Agreement”) to acquire certain receivables, installment sales contracts and related assets owned by SSPE Investment Trust I (“SSPE Trust”) and SSPE, LLC (“SSPE”). Funding for Trust II included a non-recourse, revolving loan, which Trust II entered into with Summit Consumer Receivables Fund, L.P. (“Summit”), as originator, and SSPE and SSPE Trust, as co-borrowers, Summit and Eric J. Gangloff, as Guarantors, Fortress Credit Corp. (“Fortress Corp.”), as the lender, Summit Alternative Investments, LLC, as the initial servicer, and various other parties (“Trust II Credit Agreement”).  On February 13, 2009, we, through CLST Asset III, LLC (“CLST Asset III”), a newly formed, wholly owned subsidiary of Financo, entered into a purchase agreement to acquire certain assets owned by Fair Finance Company, an Ohio corporation (“Fair”), James F. Cochran, then Chairman and Director of Fair, and by Timothy S. Durham, then Chief Executive Officer and Director of Fair and an officer, director and stockholder of our Company (the “Trust III Purchase Agreement”). Messrs. Durham and Cochran own all of the outstanding equity of Fair.  For more information regarding each of these acquisitions please refer to “Business—2009 Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the sale of the Company’s operations in the United States (subject to abandonment by the Company’s Board of Directors in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the sale of substantially all of the Company’s operations in the United States and Mexico.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from such sales would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board of Directors (the “Board”) declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. As discussed in more detail below, as permitted by the plan of dissolution on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this Form 10-Q, in the proxy statement and elsewhere in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  Dissolution is the termination of a corporation’s existence as a legal entity.  After a certificate of dissolution of a corporation becomes effective, the corporate existence is terminated, and the corporation has three years to liquidate its assets, prosecute and defend suits, satisfy or provide for its liabilities, including contingent liabilities, to the extent of the corporation’s assets, and distribute the net proceeds or the assets in kind, if any, to its stockholders.  During this time period, the corporation must cease to carry on the business for which it was established, except as may be necessary or incidental to the winding up of the corporation’s affairs.  With respect to any action, suit or proceeding begun by or against the corporation either pre-dissolution or within the three-year period after dissolution, the action survives the dissolution.  The corporation will continue to exist beyond the three-year period solely for the purpose of such action, suit or proceeding.  We expect that it could take a couple of years for the Company to complete its plan of dissolution and make final liquidating distributions to its stockholders.

During 2008, we performed a detailed review and analysis of the Company’s historical tax net operating loss carryforwards (the “NOLs”).  We believe in many circumstances the NOLs, which amounted to approximately $127.8 million as of May 31, 2010, and begin to expire after November 30, 2020, are available to offset future income.  However, issuances of our stock, sales or other dispositions of our stock by certain significant stockholders, certain acquisitions of our stock and issuances, sales or other dispositions or acquisitions of interests in certain significant stockholders prior to the filing of our certificate of dissolution could have triggered an “ownership change,” and we may have no knowledge of and/or little or no control over any such events.  If such an “ownership change” were to occur, we would be severely limited with respect to our use of NOLs and certain other tax attributes to offset our taxable income, which could result in a significant increase in our future tax liability and could negatively affect our financial condition,  results of operation and the amount of any liquidating distributions.  As of May 31, 2010, approximately 30%-34% of the change in control had occurred historically.  If an additional approximate 16%-20% change in control occurs in the future, as determined pursuant to Internal Revenue Service regulations, the Company could lose substantially all of the potential value of the NOLs.  These percentages are based on information obtained through public filings and notices received by the Company directly from certain stockholders and may not necessarily reflect all transactions that would be included in determining the status of the Company’s change of control.

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Recent Developments” below and “Item 1 Business — 2009 Business” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for further discussion with respect to our activities in this regard.  At the time of the Company’s analysis of the NOLs, we expected that it could take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution and the time necessary to complete the governmental requirements for dissolution.  As a result, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our NOLs.  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  As further described below under “Recent Developments,” our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).  Our Board believed that each of these acquisitions would provide a better investment return for our stockholders when compared to the low interest rates available on our cash investments and other investment alternatives although the acquisitions would involve a higher risk profile than traditional cash deposits and other cash equivalents positions.  At the time we began looking at purchasing these portfolios during the second and third quarters of 2008, the credit markets became significantly impaired, and the viability of many banks and other financial institutions was in question.  The Company’s cash was held in one bank subject to the limited protection of FDIC coverage.  The Board considered, among other things, spreading the Company’s cash among over a dozen financial institutions.  However, the Board did not believe spreading the Company’s cash among many different banks to be practical or cost efficient.  In addition, the Board considered various cash strategies including investing in a “ladder” of U.S. Treasury securities (securities of varying maturities) which would have resulted in higher yields than cash deposits, but would have required the Company to hold those securities in a brokerage firm and pay that firm a fee to arrange the transactions.  The Board did not believe that the increased yield provided by a ladder of U.S. Treasury securities, after associated fees and administrative costs, was likely to be significantly better than that of cash deposits, and did not believe that interest from U.S. Treasury securities would allow the Company to use its NOLs to shield income from taxes.  Finally, the Board was unsure how to assess the brokerage and custody risks associated with holding a ladder of U.S. Treasury securities through third parties, and felt that the risk was similar to that associated with commercial banks at the time.

Our Board understood that to obtain higher returns on its investments, the Company would have to assume a higher risk of loss.  The Board believed that the opportunity offered by these purchases to earn higher returns than offered by cash and demand deposits, would offset the increased risks, and offer the Board a way of maximizing the value of the Company for the stockholders.  In addition, these investments offered the Company an opportunity to utilize its NOLs if the returns resulted in positive income for the Company.  The portfolio purchases the Company made were financed in part by borrowed money.  Using borrowed money to purchase an income generating asset increases the return on investment, but increases the risk of loss on that investment.  The Board carefully considered the amount of leverage in each of its portfolio purchases, believing each investment would be able to generate sufficient income to pay interest and principal on the debt, and still produce an attractive return for the Company and its stockholders.  In considering the risk associated with leverage, the Board considered a number of different scenarios for performance of the investments, including the risk associated with increased default rates.  The Board did not expect default rates to increase to current levels, but did consider that and other possibilities.  In addition, the Board considered the costs associated with investments in our portfolios, including the ongoing costs of paying a servicer to service the portfolio, as part of its consideration of the overall potential return associated with those investments.

When we purchased Trust I, the historical annualized default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  Beginning in the third quarter of 2009 and continuing through the second quarter of 2010, we saw the annualized default rate increase to as high as 15.8% in April 2010; accordingly, we have been increasing our allowances to reflect this change.

Upon examination of Trust II and CLST Asset III, we believe that the circumstances of these portfolios are different from those of Trust I.  As of the date we acquired Trust I, approximately 39% of the receivables in the Trust I portfolio had credit scores higher than 676.  Trust II contains new originations with higher credit requirements than the requirements for the Trust I portfolio.  Since Trust II is comprised of new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680.  Further, we acquired the Trust I portfolio at a discount of approximately 1.7% and acquired the Trust II portfolio at a discount of approximately 8.7%. The difference in the purchase discounts between CLST Asset I and CLST Asset II was impacted by the tightening of the credit markets between the time of these two acquisitions. Therefore the Trust II portfolio has a very different risk profile when compared to Trust I because of the better customer credit profile of Trust II customers and the larger purchase discount received. The sellers of the CLST Asset III portfolio have retained the risk of collectability of the receivables in that portfolio for up to an amount equal to the currently outstanding principal amount of the notes issued by the Company to the sellers.  At the time of the closing of the acquisition of the CLST Asset III portfolio, the notes issued to the sellers represented approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  Notices of default issued under the Trust I Credit Agreement and Trust II Credit Agreement are discussed below under “Recent Developments.”

Because the Company has received notices of default with respect to the Trust I Credit Agreement and Trust II Credit Agreement and is in discussions with its lenders regarding the facts supporting its lenders’ actions and the relationship between CLST Asset I and CLST Asset II and Fortress generally, the Company cannot give any assurance that the portfolios can be sold on favorable terms or within any particular time frame.  The Company’s ability to execute an orderly sale of the portfolios may be negatively impacted by the current defaults of the Trust I Credit Agreement and the Trust II Credit Agreement, as discussed below under “Recent Developments,” as a result of higher than anticipated notes receivable defaults.  The Company is currently in discussions with its lenders to resolve any defaults under these credit agreements. Those discussions are ongoing and the Company does not expect that its lenders will enforce any available foreclosure rights they may have on the assets of Trust I and Trust II while negotiations are proceeding. The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement which matures September 28, 2010.

In our Current Report on Form 8-K filed with the SEC on February 9, 2010, the Company announced that, pursuant to the plan of dissolution, the Company planned to file a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  Immediately after the close of business on February 26, 2010, the Company intended to close its stock transfer books and expected that the trading of its stock on the Pink Sheets would cease at the same time.  However, on February 18, 2010, Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”) filed an Application for Temporary Restraining Order and Motion for Expedited Discovery and a Briefing Schedule for a Temporary Injunction (“Application for TRO”), pursuant to which it sought to prevent the Company from filing a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  The hearing on Plaintiffs’ Application for TRO was held on February 23, 2010.  On February 24, 2010, the court granted Red Oak’s Application for TRO and, pursuant to the Temporary Restraining Order and Order Granting Motion for Expedited Discovery (the “TRO”), the court ordered, among other things, that the defendants (CLST Holdings, Inc., Robert Kaiser, Timothy Durham, and David Tornek) and their agents are restrained from filing the certificate of dissolution for the Company on or before midnight on Wednesday, March 10, 2010, or until further order of the court.

Due to the court’s issuance of the TRO, the Company was not able to file a certificate of dissolution with the Delaware Secretary of State on February 26, 2010.  Accordingly, the trading of the Company’s stock on the Pink Sheets did not cease on the close of business on February 26, 2010, as the Company had previously announced.  However, on March 2, 2010, the Company entered into the Stipulation and Agreed Temporary Injunction (the “Dissolution Stipulation”) with Red Oak which provided, among other things, that, on or before March 5, 2010, the Company would send notice of its intent to file a certificate of dissolution with the Delaware Secretary of State on March 26, 2010, and that the notice would indicate that the certificate of dissolution will not be effective until June 24, 2010.  Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time.

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

Revenue Recognition

Revenues, which consist of interest earned, late fees and other miscellaneous charges, are recorded as earned from notes receivable. Revenues are not accrued on accounts without payment activity for over 120 days and 90 days for CLST Asset I and CLST Asset II, respectively, unless payment activity resumes.

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

Recent Developments

CLST Asset I

On October 16, 2009, we received a notice of default from Fortress (the “Trust I Default Notice”) stating that an event of default had occurred and was continuing under the Trust I Credit Agreement. The Trust I Default Notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and all collections by Trust I above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being retained by Fortress and applied to pay interest and reduce the outstanding principal under the Trust I Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement, but Fortress has not sought to foreclose on the assets of Trust I.  The obligations under the Trust I Credit Agreement are non-recourse and only Trust I is liable for amounts due Fortress under the Trust I Credit Agreement.  Thus, although the Company could lose some or all of its investment in Trust I, the Company will not be obligated to pay any amounts due Fortress under the Trust I Credit Agreement.  Discussions with Fortress regarding these matters and certain claims the Company may have against Fortress are ongoing.  The Company does not expect that Fortress will foreclose on the assets of Trust I while negotiations are proceeding.  As a result of this default, the entire balance of $23.3 million due to Fortress under the Trust I Credit Agreement has been classified as current on the May 31, 2010 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $18.0 million of the outstanding balance as of May 31, 2010 would have been classified as non-current.

CLST Asset II

During the second quarter of 2009 we were informed by Summit that the Trust II Credit Agreement we entered into with Trust II, Summit and various other parties had been reduced by $20 million to $30 million.  Summit did not indicate the specific reasons for the reduction in the credit facility other than it was part of a negotiation with Fortress Corp. regarding a default on another Summit portfolio.  This reduction had no impact on the Company because during the third quarter of 2009, we ceased purchasing any new receivables under the facility and ceased originating new loans under the Trust II Credit Agreement and, as a result, the Company is no longer drawing additional funds under the Trust II Credit Agreement.  Because we are no longer originating new loans under the Trust II Credit Agreement, FCC is no longer providing origination services to the Company. The origination services performed by FCC included loan documentation, collateral documentation where applicable, credit verification, and other required activities to secure loan approval per the Company’s standards.  FCC was paid a one-time fee of 2% of the original principal amount of loans originated for performing these services.  FCC performs the monthly servicing activities, which include collections, reporting, lock box services, customer service, and other related services. FCC is paid 1.5%, per annum, of the outstanding principal balance for these services.

We received a notice of default dated December 2, 2009 from Fortress Corp. (“Trust II Default Notice”) stating that a servicer default had occurred and was continuing under the Trust II Credit Agreement, as a result of a material adverse effect with respect to the servicer.  The Trust II Default Notice states that Fair, in its capacity as a sub-servicer for assets held by the SSPE Trust, has failed to perform its servicing duties with respect to that portion of the receivables portfolio owned by SSPE Trust for which Fair had been retained as a sub-servicer by the SSPE Trust.  This failure, the Trust II Default Notice asserts, results from the ongoing federal investigation of Fair and Timothy Durham, and constitutes a material adverse effect with respect to the servicer and thus a breach of a covenant under the Trust II Credit Agreement.  We also received a notice of default dated February 8, 2010 from Fortress Corp. (“Second Trust II Default Notice”) stating that an additional event of default has occurred and is continuing under the Trust II Credit Agreement as a result of the three-month rolling average Class A default ratio of the receivables exceeding 5.0% as of January 31, 2010. On February 26, 2010, the parties to the Trust II Credit Agreement entered into a wavier and release agreement (the “Fortress Waiver”) whereby 1) each event of default declared in the Trust II Default Notice and the Second Trust II Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver

also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee.

On May 13, 2010, the Company received a notice of default from Fortress Corp. stating that an event of default had occurred and was continuing under the Trust II Credit Agreement as a result of the three-month rolling average Class A default ratio of the receivables exceeding 5.0%.  On May 19, 2010, the Company received an amended notice of default from Fortress Corp. (together with the original default notice, the “Third Trust II Default Notice”) specifying that, as a consequence of the event of default, the Termination Date (as defined in the Trust II Credit Agreement) had occurred and the outstanding loan balance and other aggregate unpaids under the Trust II Credit Agreement will bear interest at the default rate.  As a result of the default, pursuant to the Trust II Credit Agreement, the interest rate payable by Trust II has increased by an additional 2% per annum, and all collections by Trust II above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being applied to outstanding principal under the Trust II Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress Corp. is entitled to foreclose on the assets of Trust II and sell them to satisfy amounts due it under the Trust II Credit Agreement.  Only Trust II is liable for amounts due Fortress Corp. under the Trust II Credit Agreement. Thus, although the Company could lose some or all of its investment in Trust II, the Company will not be obligated to pay any amounts due Fortress Corp. under the Trust II Credit Agreement.  All Trust II collections are being retained by Fortress Corp. and applied to pay interest and reduce indebtedness while the Company discusses amending the Trust II Credit Agreement, but Fortress Corp. has not sought to foreclose on the assets of Trust II.  The Company is currently in discussions with Fortress Corp. to resolve all defaults under the Trust II Credit Agreement in conjunction with the matters set forth in the Trust I Default Notice and to address certain claims the Company may have against Fortress Corp. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while these negotiations are proceeding.  As of May 31, 2010, total borrowings under the Trust II Credit Agreement were $4.4 million and were classified as a current liability as a result of the September 28, 2010 maturity date for all borrowings under the Trust II Credit Agreement. The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement.

In addition, the Company believes it has significant claims against Summit relating to its portfolio purchases under the Trust II Purchase Agreement and is currently in discussions with Summit regarding these claims.

CLST Asset III

During the fourth quarter of 2009, unexpectedly to the Company, the Federal Bureau of Investigation (“FBI”) and other government agencies seized certain assets of Fair, including their servers, computers and other items used by Fair in the servicing of our CLST Asset III portfolio. Due to these and other facts, we understand Fair was closed for a period of time and was unable to fully service our CLST Asset III portfolio for an extended period of time. As a result, we have moved the servicing of our CLST Asset III portfolio to an alternate servicer. Effective February 1, 2010, Highlands Premier Acceptance Corp. and Highlands Financial Services, LLC (collectively referred to herein as “Highlands”) assumed all servicing functions previously performed by Fair. Highlands is fully independent of Fair and the Company, and there are no related party relationships of any nature among Fair, Highlands or the Company. Fair had been fully co-operating with the logistics of the transfer of the servicing of the CLST Asset III portfolio to Highlands, however, in February 2010 Fair commenced bankruptcy proceedings, which has negatively impacted the timing and completeness of this transfer and Highlands’ ability from time to time to effectively service the portfolio.

Our agreement with Highlands calls for an initial term of six months and will automatically renew in one year increments unless cancelled in writing by either party in accordance with the terms of the agreement. We are incurring servicing fees at market rates and, per the terms of the agreement, Highlands is required to make daily remittances of our collected accounts.

As of May 31, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On July 1, 2010 approximately $218,000 was due to Fair and the other sellers and this amount has been offset against amounts due to the Company from Fair.

SEC Subpoena

On November 24, 2009, we received a subpoena from the Division of Enforcement of the SEC entitled “In Re Fair Finance.”  The subpoena required us to produce a variety of documents relating to our portfolio transactions, including transactions with Fair, and also sought documents relating to several individuals, including our directors, Messrs. Durham, Kaiser, and Tornek.  Each of our directors have also received a subpoena from the SEC with the subject notation “In Re Fair Finance.”  We are continuing to provide information requested by the SEC and expect to continue to cooperate with the SEC in their investigation.  We are currently unable to predict what the outcome of the investigation will be.

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

In certain jurisdictions, the dissolution process is an extended one.  We completed the dissolution of our subsidiaries in the United Kingdom and Guatemala in February 2008 and March 2009, respectively, and of CLST-NAC Fulfillment, Ltd., a Texas limited partnership and indirect subsidiary of the Company, in September 2009.  Furthermore, we completed the merger of CLST Fulfillment, Inc., a Delaware corporation, into its parent, National Auto Center, Inc., a Delaware corporation and our wholly owned subsidiary, effective September 10, 2009. In addition we have made demands on the purchaser of our former Colombian subsidiary for the documents needed to divest our remaining minority interest in that subsidiary.  Further, we have submitted documents to several governmental authorities in El Salvador as required to dissolve our dormant entity in El Salvador. On June 30, 2010 we obtained one of three requisite tax clearances, and we are continuing the process of  publishing notices, preparing registration documents, obtaining additional tax and governmental approvals, and working to complete the many steps necessary to dissolve this dormant entity.

During the second quarter of 2009 we collected $61,000, representing the final payment of the original note amount of $720,869 from the 2004 sale of our Columbian operations. The note had been fully reserved and the payment received was recorded in general and administrative expenses.

The Company made substantial progress in dissolving its subsidiaries during January and February 2010.  In January 2010, the Company dissolved each of CLST International Corporation/Asia, a Delaware corporation, CellStar Philippines, Inc., a Philippines corporation, and CellStar Netherlands Holdings, B.V, a Netherlands company.  In February 2010, the Company dissolved CellStar Holdings AB (Sweden).

As a result of the Company’s progress, as of the date of the filing of this Form 10-Q, the Company had only five non-operating U.S. entities remaining to be dissolved, four of which are direct and indirect parties to the Mexico arbitration discussed above and will not be dissolved until the final resolution of that claim.  All of the Company’s foreign subsidiaries have been dissolved, with the exception of the one dormant entity in El Salvador that never conducted operations.

Results of Operations

The Company reported a net loss of $0.8 million or $0.04 per basic and diluted share, for the three months ended May 31, 2010, compared to a net loss of $1.2 million, or $0.05 per basic and diluted share for the same period last year. The decrease in net loss is primarily attributable to a decrease in our legal costs associated with the actions taken by Red Oak in connection with the Federal Court Action and State Court Action  resulting from the reimbursement of $0.7 million under our directors’ and officers’ liability insurance policy for legal costs during the three months ended May 31, 2010 that were previously incurred and expensed by the Company offset in part by a decrease in revenues of approximately $400,000 during the same period.

The following table shows certain information as of May 31, 2010 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.  Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$24,973	78.5%	$6,308	95.0%	$1,010	84.9%
31 - 60 Days	1,261	4.0%	91	1.4%	37	3.1%
61 - 90 Days	600	1.9%	13	0.2%	63	5.3%
91 + 120	453	1.4%	36	0.5%	79	6.6%
120+	4,516	14.2%	193	2.9%	—	0.0%
Total Receivables	31,803	100.0%	6,641	100.0%	1,189	100.0%

Allowance for doubtful Accts	(5,236)	-16.5%	(230)	-3.5%	—	0.0%

Net Receivables	26,567	83.5%	6,411	96.5%	1,189	100.0%

Discount	(458)	-1.4%	(556)	-8.4%	(37)	-3.1%

Acquisition fees	144	0.5%	22	0.3%	27	2.3%

Total	$26,253	82.5%	$5,877	88.5%	$1,179	99.2%

Accounts Receivable Other	$—		$117		$147

Notes Payable and Loans Outstanding	$23,328		$4,442		$246

Approximate Number of Customer Accounts	4,787		935		1,209

Average Outstanding Principal Balance per Account	$6,644		$7,103		$983

Three Months Ended May 31, 2010, Compared to Three Months Ended May 31, 2009

Consolidated

Revenues.   Revenues, which primarily consist of interest and other charges earned from the Company’s receivable portfolios,  for the three months ended May 31, 2010 were $1.3 million compared to $1.8 million for the same period in 2009, and such decrease is due to the decrease in the outstanding principal balance of total notes receivable during the three months ended May 31, 2010 compared to the three months ended May 31, 2009 as a result of principal payments on the notes receivable and increases in defaulted notes receivable.  Revenues for the three months ended May 31, 2010 included $1.0 million from CLST Asset I, $0.2 million from CLST Asset II and $0.1 million from CLST Asset III.  Revenues for the three months ended May 31, 2009 included $1.3 million from CLST Asset I, $0.4 million from CLST Asset II and $0.1 million from CLST Asset III.

Loan Servicing Fees. Loan servicing fees, which primarily consist of loan servicing fees and trust administration fees, were $337,000 for the three months ended May 31, 2010 compared to $79,000 for the same period in 2009.  Prior to February 2010, the CLST Asset III portfolio was serviced by Fair at no charge to the Company per the terms of the Trust III Purchase Agreement. In

February 2010, however, the Company began incurring loan servicing fees as a result of the transfer of the servicing of the CLST Asset III portfolio from Fair to Highlands.  This transfer occurred due to Fair’s inability to service the CLST Asset III portfolio after certain of its assets were seized  by the FBI and other government agencies, including their servers, computers and other items used by Fair in the servicing of the CLST Asset III portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts was $0.7 million for the three months ended May 31, 2010, compared to $0.6 million for the same period in 2009.  The increase primarily relates to an increase in the provision for doubtful accounts for CLST Asset I and CLST Asset II as a result of an increase in the default rates experienced beginning in the third quarter of 2009 and continuing through the second quarter of 2010.  CLST Asset III had no provision for doubtful accounts as of May 31, 2010 and 2009 as a result of the Company’s right to offset defaulted receivables against the seller notes.

Interest Expense. Interest expense is incurred from borrowings under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. Interest expense was $539,000 for the three months ended May 31, 2010 compared to $546,000 for the same period in 2009 and represented 40.2% and 30.6% of revenue, respectively.  The increase in the interest expense as a percentage of revenue is primarily due to the 2% increase in the interest rate for borrowing under the Trust I Credit Agreement as a result of the Company’s default under that agreement.  Interest expense for the three months ended May 31, 2010 was $470,000 for CLST Asset I, $64,000 for CLST Asset II and $5,000 for CLST Asset III compared to $461,000 for CLST Asset I, $75,000 for CLST Asset II and $10,000 for CLST Asset III for the same period in 2009.

General and Administrative Expenses.   Our general and administrative expenses were $0.7 million for the three months ended May 31, 2010 compared to $1.7 million for the same period in 2009. This decrease is primarily the result of decreased legal, accounting and professional fees.   Our legal and professional expenses during the three months ended May 31, 2010 were $0.1 million compared to $1.0 million during the same period in 2009.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action and the Federal Court Action.  We have made a claim under our directors’ and officers’ liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs associated with the Red Oak Group claims.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  During the three months ended May 31, 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group and began to pay certain attorneys’ fees directly for services rendered. During the three months ended May, 31, 2010, the Company was reimbursed $0.7 million for legal fees incurred and paid by the Company.  These reimbursements and any future reimbursements received will offset the legal expenses incurred in general and administrative expenses.

Other Income, net.   Other income, net was $41,000 for the three months ended May 31, 2010 compared to $6,000 for the same period in 2009. This increase is primarily the result of accumulated foreign currency translation adjustments that were written-off as a result of the dissolution of CellStar Netherlands Holdings, B.V.

Income taxes.  The Company recorded tax expense of $7,000 for the three months ended May 31, 2010 compared to tax benefit of $6,000 for the same period in 2009.

CLST Asset I

For the three months ended May 31, 2010, collections for CLST Asset I were $2.5 million, representing $1.5 million of principal payments and $1.0 million of interest payments and other charges compared to collections of $3.1 million, representing $1.8 million of principal payments and $1.3 million of interest payments and other charges during the three months ended May 31, 2009. As of May 31, 2010, the aggregate outstanding principal balance of the notes receivable net of reserves and excluding certain accrued interest and deferred cost was $26.6 million, which represents 64.9% of the original purchase price of $41.0 million. The ending balance consisted of approximately 4,787 customer accounts, with an average outstanding principal balance per account of approximately $6,644.  The average interest rate for these accounts was 14.3% during the three months ended May 31, 2010.

Total revenues for the three months ended May 31, 2010 were approximately $1.0 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $1.3 million, which included a $0.6 million provision for doubtful accounts, $0.5 million of interest expense to Fortress, our lender, and $0.3 million of servicing expense to FCC.

As of May 31, 2010, Trust I owed $23.3 million to Fortress, representing 64% of the original loan amount.  On October 16, 2009, we received the Trust I Default Notice which is discussed in detail above.

CLST Asset II

For the three months ended May 31, 2010, collections for CLST Asset II were $0.6 million, representing $0.4 million of principal payments and $0.2 million of interest payments and other charges compared to collections of $1.1 million, representing $0.9 million of principal payments and $0.2 million of interest payments and other charges during the three months ended May 31, 2009. As of May 31, 2010, the aggregate outstanding principal balance of the notes receivable net of reserves and excluding certain accrued interest and deferred cost was $6.4 million, which represents 66.7% of the original purchase price of $9.6 million. The ending balance consisted of approximately 935 customer accounts, with an average outstanding principal balance per account of approximately $7,103.  The average interest rate for these accounts was 14.7% during the three months ended May 31, 2010.

Total revenues for the three months ended May 31, 2010 were approximately $0.2 million which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $182,000, which included a $69,000 provision for doubtful accounts, $64,000 of interest expense to Fortress Corp., our lender, and $49,000 of servicing expense to FCC.

As of May 31, 2010, CLST Asset II owed $4.4 million to Fortress Corp., representing 69.7% of the original loan amount. We received the Trust II Default Notice, Second Trust II Default Notice and Third Trust II Default Notice relating to defaults under the Trust II Credit Agreement, as discussed in more detail above.

CLST Asset III

For the three months ended May 31, 2010, collections for CLST Asset III were $272,000, representing $212,000 of principal payments and $60,000 of interest payments and other charges compared to collections of $903,000, representing $787,000 of principal payments and $116,000 of interest payments and other charges during the three months ended May 31, 2009. As of May 31, 2010, the aggregate outstanding principal balance of the notes receivable net of reserves and excluding certain accrued interest and deferred cost was $1.2 million, which represents 33.3% of the original purchase price of $3.6 million. The ending balance consisted of approximately 1,209 customer accounts, with an average outstanding principal balance per account of approximately $983.  The average interest rate for these accounts was 17.3% during the three months ended May 31, 2010.

Total revenues for the three months ended May 31, 2010 were approximately $73,000 which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $32,000, which included $5,000 of interest expense on the Notes, and $27,000 of servicing expense to Highlands.

Defaults of $245,000 during the three months ended May 31, 2010 were applied to the Notes payable to the sellers per the Trust III Purchase Agreement. As of May 31, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On July 1, 2010 approximately $218,000 was due to Fair and the other sellers and this amount has been offset against amounts due to the Company from Fair.

Six Months Ended May 31, 2010, Compared to Six Months Ended May 31, 2009

Consolidated

Revenues.   Revenues, which primarily consist of interest and other charges earned from the Company’s receivable portfolios,  for the six months ended May 31, 2010 were $2.7 million compared to $3.4 million for the same period in 2009.  This decrease is due to the decrease in the outstanding principal balance of total notes receivable during the six months ended May 31, 2010 compared to the six months ended May 31, 2009 as a result of principal payments on the notes receivable and increases in defaulted notes receivable.  Revenues for the six months ended May 31, 2010 included $2.1 million from CLST Asset I, $0.5 million from CLST Asset II and $0.1 million from CLST Asset III.  Revenues for the six months ended May 31, 2009 included $2.8 million from CLST Asset I, $0.5 million from CLST Asset II and $0.1 million from CLST Asset III.

Loan Servicing Fees. Loan servicing fees, which primarily consist of loan servicing fees and trust administration fees, were $580,000 for the six months ended May 31, 2010 compared to $386,000 for the same period in 2009. Prior to February 2010, the CLST Asset III portfolio was serviced by Fair at no charge to the Company per the terms of the Trust III Purchase Agreement. In February 2010, however, the Company began incurring loan servicing fees as a result of the transfer of the servicing of the CLST Asset III portfolio from Fair to Highlands.  This transfer occurred due to Fair’s inability to service the CLST Asset III portfolio after certain of its assets were seized  by the FBI and other government agencies, including their servers, computers and other items used by Fair in the servicing of the CLST Asset III portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts was $1.8 million for the six months ended May 31, 2010, compared to $1.3 million for the same period in 2009.  The increase primarily relates to an increase in the provision for doubtful accounts for CLST Asset I to $1.6 million during the six months ended May 31, 2010 when compared to the provision of $1.3 million for the six months ended May 31, 2010.  This increase is a result of an increase in the default rates experienced beginning in the third quarter of 2009 and continuing through the second quarter of 2010.  The increases in the provision for doubtful accounts for the six months ended May 31, 2010 also included an increase to $0.2 million for CLST Asset II compared to zero for the six months ended May 31, 2009.  CLST Asset III had no provision for doubtful accounts as of May 31, 2010 and 2009 as a result of the Company’s right to offset defaulted receivables against the seller notes.

Interest Expense. Interest expense is incurred from borrowings under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. Interest expense was $1.1 million for the six months ended May 31, 2010 compared to $1.1 million for the same period in 2009 and represented 40.6% and 31.7% of revenue, respectively.  The increase in the interest expense as a percentage of revenue is primarily due to the 2% increase in the interest rate for borrowing under the Trust I Credit Agreement as a result of the Company’s default under that agreement.  Interest expense for the six months ended May 31, 2010 was $1.0 million for CLST Asset I, $0.1 million for CLST Asset II and $10,000 for CLST Asset III compared to $1.0 million for CLST Asset I, $0.1 million for CLST Asset II and $12,000 for CLST Asset III for the same period in 2009.

General and Administrative Expenses.   Our general and administrative expenses were $2.9 million for the six months ended May 31, 2010 compared to $2.3 million for the same period in 2009. This increase is the result of increased legal, accounting and professional fees.   Our legal and professional expenses during the six months ended May 31, 2010 were $1.8 million compared to $1.5 million during the same period in 2009.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action and the Federal Court Action. We have made a claim under our directors’ and officers’ liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs associated with the Red Oak Group claims.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  During the six months ended May 31, 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group and began to pay certain attorneys’ fees directly for services rendered. During the six months ended May, 31, 2010, the Company was reimbursed $0.7 million for legal fees incurred and paid by the Company. These reimbursements and any future reimbursements received will offset the legal expenses incurred in general and administrative expenses.

Other Income, net.   Other income, net was $43,000 for the six months ended May 31, 2010 compared to $9,000 for the same period in 2009. This increase is primarily the result of accumulated foreign currency translation adjustments that were written-off as a result of the dissolution of CellStar Netherlands Holdings, B.V.

Income taxes.  The Company recorded tax expense of $14,000 for the six months ended May 31, 2010 compared to tax expense of $8,000 for the same period in 2009.

CLST Asset I

For the six months ended May 31, 2010, collections for CLST Asset I were $4.7 million, representing $2.6 million of principal payments and $2.1 million of interest payments and other charges compared to collections of $6.2 million, representing $3.4 million of principal payments and $2.8 million of interest payments and other charges during the six months ended May 31, 2009.

Total revenues for the six months ended May 31, 2010 were approximately $2.1 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $3.0 million, which included a $1.6 million provision for doubtful accounts, $1.0 million of interest expense to Fortress, our lender, and $0.4 million of servicing expense to FCC.

CLST Asset II

For the six months ended May 31, 2010, collections for CLST Asset II were $1.2 million, representing $0.7 million of principal payments and $0.5 million of interest payments and other charges compared to collections of $1.6 million, representing $1.3 million of principal payments and $0.3 million of interest payments and other charges during the six months ended May 31, 2009.

Total revenues for the six months ended May 31, 2010 were approximately $0.5 million which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $368,000, which included a $153,000 provision for doubtful accounts, $127,000 of interest expense to Fortress Corp., our lender, and $88,000 of servicing expense to FCC.

CLST Asset III

For the six months ended May 31, 2010, collections for CLST Asset III were $446,000, representing $350,000 of principal payments and $96,000 of interest payments and other charges compared to collections of $1.1 million, representing $1.0 million of principal payments and $140,000 of interest payments and other charges during the six months ended May 31, 2009.

Total revenues for the six months ended May 31, 2010 were approximately $110,000 which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $47,000, which included $10,000 of interest expense on the Notes, and $37,000 of servicing expense to Highlands.

Defaults of $261,000 during the six months ended May 31, 2010 were applied to the Notes payable to the sellers per the Trust III Purchase Agreement. As of May 31, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be.  On July 1, 2010 approximately $218,000 was due to Fair and the other sellers and this amount has been offset against amounts due to the Company from Fair.

Liquidity and Capital Resources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of Trust I in November 2008, we met our cash needs with existing funds and interest and investment income generated by our cash and cash equivalents.  As of May 31, 2010, we had cash and cash equivalents of approximately $2.7 million, down from $4.8 million at November 30, 2009. Historically, we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits.  The majority of our cash is invested in Texas Capital Bank, N.A. at a variable interest rate and in government repurchase contracts, where we are earning less than 1% per year. Each deposit of our cash is FDIC insured or government insured.  We financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our common stock.  Since the acquisitions of our receivable portfolios, we use the income generated from these receivable portfolios, in addition to our cash and cash equivalents, to meet our cash needs.

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009, with an additional $1.6 million increase in the allowance for doubtful accounts through May 31, 2010. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009 and May 31, 2010. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees resulted in the Company incurring a net loss of approximately $5.2 million and $3.6 million during the twelve months ended November 30, 2009 and the six months ended May 31, 2010, respectively. The Company is continuing discussions to resolve the defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. The Company has made a claim under its directors’ and officers’ liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. During the three months ended May 31, 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for a portion of the legal fees incurred and began to pay certain attorneys’ fees directly for services rendered. During the three months ended May 31, 2010, the Company received $0.7 million for the reimbursement of legal fees incurred and paid by the Company and in June 2010, the Company received reimbursements totaling $0.4 million.  These reimbursements, and any future reimbursements received, will offset the legal expenses incurred in general and administrative expenses.  It is uncertain whether the Company can continue as a going concern or continue long enough to allow for an orderly sale of the Company’s portfolios if it continues to incur net losses and if the Company loses the CLST Asset I and CLST Asset II consumer receivables as a result of the defaults under the Trust I Credit Agreement and the Trust II Credit Agreement.

Operating Activities. The net cash provided by operating activities for the six months ended May 31, 2010 was $0.3 million compared to net cash used in operating activities of $0.8 million for the same period in 2009. The primary reason for this increase in cash from operating activities was due to the release of cash receipts from our consumer receivable portfolios that were withheld by FCC as a result of the Company’s default under the Trust I Credit Agreement. The withheld funds were applied directly to the outstanding principal balance due to Fortress under the Trust I Credit Agreement.  Partially offsetting this increase in cash from operating activities were decreases in operating income as a result of increases in our legal and professional expenses which for the six months ended May 31, 2010 and 2009 were $1.8 million and $1.5 million, respectively, and a decrease in revenue of approximately $0.7 million during the six months ended May 31, 2010 when compared to the six months ended May 31, 2009.  We have made a claim under our directors’ and officers’ liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs associated with the Red Oak Group claims.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  During the six months ended May 31, 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group and began to pay certain attorneys’ fees directly for services rendered. During the six months ended May, 31, 2010, the Company was reimbursed $0.7 million for legal fees incurred and paid by the Company. These reimbursements and any future reimbursements received will offset the legal expenses incurred in general and administrative expenses. The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. On June 18, 2010, the State Court Action was dismissed.  However, on June 23, 2010 Ron Phillips and Scott Moorehead filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  No assurance can be given of the effect that the Federal Court Action and the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Investing Activities. The net cash provided by investing activities for the six months ended May 31, 2010 was $3.6 million compared to net cash provided during the same period in 2009 of $1.5 million. The increase from 2009 to 2010 is primarily a result of the collection of consumer receivable portfolio principal of $3.6 million during the six months ended May 31, 2010.  During the six months ended May 31, 2009, the principal collections from consumer receivables were significantly offset by the cash used to purchase CLST Asset II and CLST Asset III.

Financing Activities. The net cash used in financing activities for the six months ended May 31, 2010 was $5.9 million compared to $4.5 million for the same period in 2009.  The cash used in financing activities in the period was used to reduce the outstanding debt principal balance under both the Trust I Credit Agreement and Trust II Credit Agreement.

Liquidity Sources.

CLST Asset I.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement.  The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust I Credit Agreement).  Under the terms of the Trust I Credit Agreement, the net cash proceeds from the collection of consumer receivables held by Trust I in any particular month are remitted to the Company on or about the 20th day of the following month.  As of May 31, 2010, the outstanding balance of our term loan was $23.3 million, representing 64% of our original balance. During the six months ended May 31, 2010, we retired approximately $5.3 million of our obligation to Fortress, and we have paid $1.0 million in interest expense, all from customer collections.

The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.  An event of default occurs under the Trust I Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. As of May 31, 2010, these default rates were 7.57% and 9.93%, respectively.  Please see “Recent Developments — CLST Asset I” above for information regarding the Trust I Default Notice.

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust I Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the cut-off date of October 31, 2008, the seller is required to repurchase such receivable account unless such breach is remedied within thirty business days of notice of such breach. An account is not an Eligible Receivable if, as of October 31, 2008, such receivable account is, among other things, a defaulted receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien.  The Company believes that between $1.3 million and $2.2 million of receivables purchased were ineligible, as defined in the Trust I Purchase Agreement, at the time of purchase. Of these potentially ineligible receivables, approximately $682,000 has become defaulted receivables. The Company has notified Fortress of these potentially ineligible receivables and discussions with Fortress are ongoing. The Company cannot predict when or if these matters will be resolved favorably or at all.

CLST Asset II. The Trust II became a co-borrower under a $50 million credit agreement, which was reduced to a $30 million commitment during the second quarter of 2009, that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The Trust II Credit Agreement is effective as of December 10, 2008, and was entered into among the Trust II, FCC, the originator, SSPE Trust and SSPE, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement.  Under the terms of the Trust II Credit

Agreement, the net cash proceeds from the collection of consumer receivables held by Trust II in any particular month are remitted to the Company on or about the 20th day of the following month.  The revolver matures on September 28, 2010. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount.  During the six months ended May 31, 2010, we retired approximately $0.6 million of our obligation to Fortress Corp., and we have paid $0.1 million in interest expense, all from customer collections.

The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.  An event of default occurs under the Trust II Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables.  As of May 31, 2010, the three-month rolling average delinquent accounts rate was 1.28% for Class A Receivables and 3.21% for Class B Receivables and the three-month rolling average annualized default rate was 6.51% for Class A Receivables and 5.01% for Class B Receivables.  As of May 31, 2010, there was an allowance for doubtful accounts of $230,000 for customer accounts greater than 90 days past due.  Please see “Recent Developments — CLST Asset II” above for information regarding the default notices the Company received with regards to the Trust II Credit Agreement.

On February 26, 2010, the parties to the Trust II Credit Agreement entered into the Fortress Waiver whereby 1) each event of default declared in the Trust II Default Notice and the Second Trust II Default Notice was waived, 2) Trust II became the sole borrower under the Trust II Credit Agreement, 3) the outstanding borrowings attributable to SSPE Trust were paid in full, 4) SSPE Trust and their affiliates were released from all further obligations under the Trust II Credit Agreement, and 5) the SSPE Trust assets were removed as pledged collateral for the Trust II Credit Agreement. The Fortress Waiver also amended certain terms of the Trust II Credit Agreement including the elimination of Trust II’s right to further borrowings and the requirement for Trust II to pay an unused commitment fee and the additional fee to the co-borrowers equal to an annual rate of 0.5%.

We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, as the terms are defined in the Trust II Credit Agreement.  For the three months ended May 31, 2010, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust II Credit Agreement.

CLST Asset III. The consideration paid by CLST Asset III in return for assets acquired under the Trust III Purchase Agreement was financed in part by the issuance of common stock and promissory notes to the sellers.  We issued 2,496,077 shares of our common stock at a price of $0.36 per share.  In addition, we issued the sellers six promissory notes with an aggregate original stated principal amount of $899,000 (the “Notes”), of which two promissory notes in an aggregate original principal amount of $709,000 were issued to Fair, two promissory notes in an aggregate original principal amount of $163,000 were issued to Mr. Durham and two promissory notes in an aggregate original principal amount of $27,000 were issued to Mr. Cochran. The Notes are full-recourse with respect to CLST Asset III and are unsecured.  The three Notes relating to Portfolio A (the “Portfolio A Notes”)  are payable in 11 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio A Notes).  The three Notes relating to Portfolio B (the “Portfolio B Notes”) are payable in 21 quarterly installments, each consisting of equal principal payments, plus all interest accrued through such payment date at a rate of 4.0% plus the LIBOR Rate (as defined in the Portfolio B Notes).

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien.  For the three months ended May 31, 2010, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the Notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the Notes issued to the sellers. In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the Notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining Notes. Defaults of $261,000 during the six months ended May 31, 2010 were offset against the notes payable to the sellers. The remaining obligation to the sellers, as of May 31, 2010, was $246,000 after interest was accrued and delinquent receivables were recorded.  As of May 31, 2010, we believe that we have a right of recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted, and expect to exercise that right by withholding such amounts from any money due to Fair.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of that challenge might be. On July 1, 2010 approximately $218,000 was due to Fair and the other sellers and this amount has been offset against amounts due to the Company from Fair.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The composition of the portfolios is expected to change over time and the future performance of the receivables in the portfolios may be different from the historical performance.  The table presented above in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” also sets forth certain performance information, the aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the three months ended May 31, 2010.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and continued high unemployment have contributed to the significant increases in delinquencies for 2010 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience.

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days for CLST Asset I and 90 days for CLST Asset II, a provision (reserve) is made for the account balance. As of May 31, 2010, the allowance for doubtful accounts recorded for CLST Asset I and CLST Asset II is $5.2 million and $0.2 million, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts. For CLST Asset III, delinquent receivables are charged against the notes payable to the sellers per the terms of the CLST III Purchase Agreement.  Defaults of $261,000 during the six months ended May 31, 2010 were applied to the notes payable to the sellers.

Contractual Obligations.  Included in accounts payable at May 31, 2010, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier, and which has been in dispute since 2001. The Company now believes that the statute of limitations on this trade payable may have expired. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. In addition, the Company contacted the vendor in question several times during the second quarter of 2009 regarding this matter with no results. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments. In the event that the Company is able to settle the dispute with no payment, the settlement would result in $14.2 million of income to the Company for federal income tax purposes, and therefore the deferred income tax asset will be realized.  If the Company is able to settle the dispute for any amount between $1 and $14.2 million, the deferred tax asset will be adjusted accordingly.

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

Changes in Internal Control over Financial Reporting

The material weaknesses reported above continue to exist. There have been no changes in our internal control over financial reporting during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

Introduction

The Company has expended a significant amount of management time and resources in connection with the Federal Court Action and the State Court Action (as defined below). The Company has had settlement discussions with Red Oak from time to time in the past regarding the Federal Court Action, but those discussions have not been successful.  The Company may have further settlement discussions with Red Oak in the future.  No assurance can be given that any settlement agreement could be reached if the Company undertakes further discussions or, if a settlement agreement is entered into, that the terms of any settlement would not have a material adverse effect on the Company, its financial position, or its results of operations.

On June 18, 2010, the State Court Action was dismissed, as discussed below.  However, on June 23, 2010 Ron Phillips and Scott Moorehead filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Red Oak Federal Court Action

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

On April 21, 2010, Red Oak filed its Motion to Expedite Discovery and Briefing Schedule (“Motion for Expedited Discovery”).  The same day, Red Oak filed its Application for a Preliminary Injunction to Issue Before June 6, 2010 (“Application for

Preliminary Injunction”).  Red Oak’s Application for Preliminary Injunction sought a preliminary injunction compelling Messrs. Kaiser, Durham, and Tornek to make corrective disclosures to comply with alleged violations of Section 13(d) of the Exchange Act.  Red Oak’s Motion for Expedited Discovery sought discovery in support of its Application for Preliminary Injunction.  On May 4, 2010, the court denied Red Oak’s Motion for Expedited Discovery and further denied Red Oak’s Application for Preliminary Injunction.

On May 17, 2010, the Company filed its Motion to Dismiss Red Oak’s Counterclaims and Brief in Support (“Motion to Dismiss Red Oak’s Counterclaims”) seeking to dismiss all alleged violations of Sections 13(d), 14(a), and 10(b) of the Exchange Act.  The same day, Messrs. Kaiser, Durham, and Tornek individually filed respective motions to dismiss Red Oak’s third-party claims.  On June 21, 2010, Red Oak filed its consolidated Opposition to Motions to Dismiss.  Therein, Red Oak states that its disclosure-based Section 13(d) and 14(a) claims are moot and that it “intends to voluntarily dismiss those claims.”  The Federal Court Action remains pending.

Red Oak State Court Action

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

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time.

On March 26, 2010, the Red Oak Group filed its Motion to Dismiss for Lack of Jurisdiction, for Leave to Amend Petition, Attorneys’ Fees, and for a Final Order Granting Permanent Injunctive Relief (“State Motion to Dismiss”).  By its State Motion to Dismiss, the Red Oak Group seeks an order that, among other things, sets the Company’s annual stockholders’ meetings for 2008 and 2009 fifty (50) days after the issuance of such an order and sets the record date thirty (30) days before such annual meeting. Following an April 7, 2010 hearing before the court on the Red Oak Group’s State Motion to Dismiss, the Court set the case for trial on May 24, 2010.  On May 19, 2010, the Red Oak Group filed its Unopposed Motion for Voluntary Dismissal.  On June 18, 2010, the court signed the Order of Dismissal.

Phillips/Moorehead State Court Action

On June 23, 2010, Ron Phillips and Scott Moorehead, putative plaintiffs, filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. Among other things, the petition also seeks the rescission of the Company’s Long Term Incentive Plan and the Rights Plan, an award of compensatory and punitive damages, and the appointment of a trustee or conservator to oversee the windup and dissolution of the Company.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Item 1A.                                                  Risk Factors

For risk factors, please refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     [REMOVED AND RESERVED]

Reserved.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit No.	Description	Previously filed as an Exhibit and Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation of CellStar Corporation (the “Certificate of Incorporation”).	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1995, and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated as of February 20, 2002.	Previously filed as an exhibit to our company’s Annual Report Form on Form 10-K for the fiscal year ended November 30, 2002 and incorporated herein by reference.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated as of March 30, 2007.	Previously filed as an exhibit to our company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, and incorporated herein by reference.

3.5	Amended and Restated Bylaws of CellStar Corporation, effective as of May 1, 2004.	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2004, and incorporated herein by reference.

3.6	Certificate of Dissolution of CLST Holdings, Inc., effective as of June 24, 2010.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2010, and incorporated herein by reference.

4.1	Rights Agreement, dated as of February 13, 2009, by and between CLST Holdings, Inc. and Mellon Investor Services LLC, as rights agent.	Previously filed as an exhibit to a Form 8-A filed with the Securities and Exchange Commission on February 13, 2009, and incorporated herein by reference.

4.2	Certificate of Designation of Series B Junior Preferred Stock of CLST Holdings, Inc., dated as of February 5, 2009.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009, and incorporated herein by reference.

10.1	Notice of default dated May 13, 2010 from Fortress Credit Corp.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010, and incorporated herein by reference.

10.2	Notice of default dated May 19, 2010 from Fortress Credit Corp.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2010, and incorporated herein by reference.

10.3	Waiver and Release to Revolving Credit Agreement dated February 26, 2010.	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLST HOLDINGS, INC.

By:	/s/ Robert A. Kaiser
Robert A. Kaiser
Chief Executive Officer and President

By:	/s/ Jerome L. Trojan, III
Jerome L. Trojan, III
Chief Financial Officer, Vice President and Treasurer

July 14, 2010