Form 10-Q
period 2010-08-31
CLST HOLDINGS, INC.
filed 2010-10-06
CIK 913590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

On October 5, 2010, there were 23,949,282 outstanding shares of common stock, $0.01 par value per share.

CLST HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	August 31,	November 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,430	$4,761
Notes receivable, net - current	2,384	6,473
Accounts receivable - other	308	2,741
Prepaid expenses and other current assets	557	414
Total current assets	5,679	14,389

Notes receivable, net - long-term	28,543	32,459
Property and equipment, net	5	7
Deferred income taxes	4,786	4,786
Other assets	549	721
	$39,562	$52,362

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,305	$14,705
Accrued expenses	404	377
Income taxes payable	90	99
Loans payable - current	25,990	33,663
Notes payable - related parties - current	—	107
Total current liabilities	40,789	48,951

Notes payable - related parties	—	391
Total liabilities	40,789	49,342

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,583,306 shares issued and 23,949,282 shares outstanding	246	246
Additional paid-in capital	127,060	127,014
Accumulated other comprehensive income-foreign currency translation adjustments	177	217
Accumulated deficit	(127,063)	(122,810)
	420	4,667
Less: Treasury stock (634,024 shares at cost)	(1,647)	(1,647)
	(1,227)	3,020

	$39,562	$52,362

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended August 31, 2010 and 2009

(unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	August 31,		August 31,
	2010	2009	2010	2009

Revenues:
Interest income	$1,244	$1,655	$3,856	$4,830
Other	69	102	195	335
Total revenues	1,313	1,757	4,051	5,165

Loan servicing fees	301	235	881	621
Provision for doubtful accounts	829	654	2,580	1,957
Interest expense	523	508	1,634	1,590
General and administrative expenses	307	1,517	3,219	3,780
Operating loss	(647)	(1,157)	(4,263)	(2,783)

Other income:
Other, net	1	1	44	10
Total other income	1	1	44	10

Loss before income taxes	(646)	(1,156)	(4,219)	(2,773)

Income tax expense (benefit)	20	9	34	17

Net loss	$(666)	$(1,165)	$(4,253)	$(2,790)

Net loss per share:

Basic and diluted:

Net loss per share	$(0.03)	$(0.05)	$(0.18)	$(0.12)

Weighted average number of shares:

Basic and diluted	23,649	23,349	23,614	22,662

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

Nine months ended August 31, 2010 and 2009

(Unaudited)

(In thousands)

						Accumulated
						other
	Common Stock		Treasury Stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total

Balance at November 30, 2009	24,583	$246	(634)	$(1,647)	$127,014	$217	$(122,810)	$3,020

Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,253)	(4,253)
Realized foreign currency translation adjustment	—	—	—	—	—	(40)	—	(40)
Total comprehensive loss								(4,293)
Amortization of restricted stock	—	—	—	—	46	—	—	46

Balance at August 31, 2010	24,583	$246	(634)	$(1,647)	$127,060	$177	$(127,063)	$(1,227)

Balance at November 30, 2008	21,187	$212	(634)	$(1,647)	$126,034	$217	$(117,616)	$7,200

Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,790)	(2,790)
Total comprehensive loss								(2,790)
Grant of restricted stock	1,200	12	—	—	(12)	—	—	—
Cancellation of restricted stock	(300)	(3)			3	—	—	—
Amortization of restricted stock	—	—	—	—	100	—	—	100
Stock issuance for notes receivable	2,496	25	—	—	874			899

Balance at August 31, 2009	24,583	$246	(634)	$(1,647)	$126,999	$217	$(120,406)	$5,409

See accompanying notes to unaudited consolidated financial statements.

CLST HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended August 31, 2010 and 2009

(Unaudited)

(In thousands)

	2010	2009

Cash flows from operating activities:
Net loss	$(4,253)	$(2,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	46	100
Provision for doubtful accounts	2,580	1,957
Depreciation	3	4
Non-cash interest expense	47	81
Amortization of notes receivable acquisition costs	58	81
Cumulative translation adjustment	(40)	—
Changes in operating assets and liabilities:
Accounts receivable - other	2,296	(258)
Prepaid expenses and other current assets	(143)	9
Other assets	125	(185)
Accounts payable	(400)	(158)
Income taxes payable	(9)	(125)
Accrued expenses	27	94

Net cash provided by (used in) operating activities	337	(1,190)

Cash flows from investing activities:
Purchases of property and equipment	(1)	—
Notes receivable principal collections	4,994	8,137
Acquisition of notes receivable	—	(4,028)
Additions to notes receivable acquisition costs	—	(155)

Net cash provided by investing activities	4,993	3,954

Cash flows from financing activities:
Payments on notes payable	(7,661)	(6,848)

Net cash used in financing activities	(7,661)	(6,848)

Net decrease in cash and cash equivalents	(2,331)	(4,084)
Cash and cash equivalents at beginning of period	4,761	9,754

Cash and cash equivalents at end of period	$2,430	$5,670

Non-Cash Investing and Financing Activities:

Acquisition of notes receivable for common stock	$—	$899

Acquisition of notes receivable for debt	$—	$7,273

Acquisition of notes receivable for accounts receivable, other	$—	$336

Returned notes receivable in exchange for reduction of debt	$373	$170

Offset of debt against accounts receivable other - CLST Asset III	$137	$—

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

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009, with an additional $2.6 million increase in the allowance for doubtful accounts through August 31, 2010. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009 and August 31, 2010. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees resulted in the Company incurring a net loss of approximately $5.2 million and $4.3 million during the twelve months ended November 30, 2009 and the nine months ended August 31, 2010, respectively. The Company is continuing discussions to resolve the defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. The Company has made a claim under its directors’ and officers’ liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. During the second quarter of 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for a portion of the legal fees incurred and began to pay certain attorneys’ fees directly for services rendered. During the three months and nine months ended August 31, 2010, the Company received $0.6 million and $1.3 million, respectively, for the reimbursement of legal fees incurred and paid by the Company.  These reimbursements, and any future reimbursements received, will offset the legal expenses incurred in general and administrative expenses. It is uncertain whether the Company can continue as a going concern or continue long enough to allow for an orderly sale of the Company’s portfolios if it continues to incur net losses and if the Company loses the CLST Asset I and CLST Asset II consumer receivables as a result of the default under the Trust I Credit Agreement and the Trust II Credit Agreement.

(b)         Notes Receivable

The following table shows certain information as of August 31, 2010 for each of CLST Asset I, CLST Asset II and CLST Asset III.   A more detailed description of the results for each of these entities is provided in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Amounts presented are in thousands, except for the approximate number of customer accounts, the average outstanding principal balance per account, the weighted average remaining term (months) and the weighted average interest rate.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$23,450	76.3%	$5,937	93.5%	$778	83.2%
31 - 60 Days	885	2.9%	82	1.3%	61	6.5%
61 - 90 Days	692	2.3%	43	0.7%	58	6.2%
91 + 120	538	1.7%	49	0.8%	38	4.1%
120+	5,182	16.9%	240	3.7%	—	0.0%
Total Receivables	30,747	100.0%	6,351	100.0%	935	100.0%

Allowance for doubtful Accts	(5,971)	-19.4%	(293)	-4.6%	(38)	-4.1%

Net Receivables	24,776	80.6%	6,058	95.4%	897	95.9%

Discount	(427)	-1.4%	(525)	-8.3%	(28)	-3.0%

Acquisition fees	134	0.4%	21	0.3%	21	2.2%

Total	$24,483	79.6%	$5,554	87.5%	$890	95.2%

Accounts Receivable Other	$—		$100		$13

Notes Payable and Loans Outstanding	$21,949		$4,041		$—

Approximate Number of Customer Accounts	4,653		900		726

Average Outstanding Principal Balance per Account	$6,608		$7,057		$1,288

Weighted Average Remaining Term, in Months	101		91		28

Weighted Average APR	14.3%		14.7%		18.0%

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period for CLST Asset I and the most recent 90 day period for CLST Asset II and CLST Asset III.  The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific notes receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  During the fourth quarter of 2009, the Company modified its reserve policy due to recent market trends. Additional reserves are accrued based on account balances that are over 60 days past due with the reserve amount dependent on the overall performance of the portfolio. The Company may also establish an additional reserve for any portfolio that, in management’s judgment, may need to be discounted at a future date in order to sell the portfolio in its entirety. Any reserve amount may be reduced based upon any offset rights or claims the Company may have against parties who initially sold the portfolio to the Company. The Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the notes receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. Recoveries are recorded against the allowance when payments are received.  Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the notes receivable will be collected.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received.

The following table details the activity in the allowance for doubtful accounts for the three and nine months ended August 31, 2010 and 2009, respectively (in thousands):

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2010	2009	2010	2009

Beginning balance	$5,466	$1,447	$3,668	$144
Additions to allow for doubtful accounts	829	654	2,580	1,957
Other	7	—	54	—
Charge offs	—	—	—	—

Ending balance	$6,302	$2,101	$6,302	$2,101

Beginning in the third quarter of 2009 and continuing through the third quarter of 2010, the annualized default rate for CLST Asset I increased, reaching as high as 15.8% in April 2010; accordingly, we have been increasing our allowances to reflect this change. The Company is in default of the Trust I Credit Agreement as a result of higher than anticipated notes receivable defaults. As a result of the default, the entire balance of $21.9 million due to Fortress under the Trust I Credit Agreement has been classified as current on the August 31, 2010 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $17.0 million of the outstanding balance as of August 31, 2010 would have been classified as non-current. In May 2010, the Company received a notice of default from Fortress Corp. stating that an event of default had occurred and was continuing under the Trust II Credit Agreement as a result of the three-month rolling average Class A default ratio of the receivables exceeding 5.0%. The Company is currently in discussions with its lenders to resolve any defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. Those discussions are ongoing and the Company does not expect that its lenders will enforce any available foreclosure rights they may have on the assets of Trust I and Trust II while negotiations are proceeding.  The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement which matured on September 28, 2010 and has not been repaid. CLST Asset III had a $38,000 provision for doubtful accounts as of August 31, 2010 which represents the allowance for doubtful accounts in excess of the amounts that have been offset against the notes payable to the sellers per the Trust III Purchase Agreement.  Defaults of $373,000 during the nine months ended August 31, 2010 were applied to the notes payable to the sellers and during the three months ended August 31, 2010, the notes payable to the sellers were completely offset by defaulted receivables and the recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be.

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

(2) Stock-Based Compensation

For the three and nine months ended August 31, 2010, the Company recognized $15,000 and $46,000 of expense, respectively, related to restricted stock grants.

(3) Net Loss Per Share

Options to purchase 0.1 million shares of Common Stock were not included in the computation of diluted earnings per share for the three and nine months ended August 31, 2010 and 2009 because the exercise price was higher than the average market price.  0.3 million shares of the Company’s restricted stock for the three and nine months ended August 31, 2010, and 0.6 million shares of the Company’s restricted stock for the three and nine months ended August 31, 2009, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive as the Company had a net loss.

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities as of August 31, 2010 and 2009 approximate fair value due to the short maturity of these instruments.  The carrying value of notes receivable, loans payable and notes payable-related parties also approximate fair value since these instruments bear market rates of interest, and notes receivable are net of allowances and purchase discounts.

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

On May 17, 2010, the Company filed its Motion to Dismiss Red Oak’s Counterclaims and Brief in Support (“Motion to Dismiss Red Oak’s Counterclaims”) seeking to dismiss all alleged violations of Sections 13(d), 14(a), and 10(b) of the Exchange Act.  The same day, Messrs. Kaiser, Durham, and Tornek individually filed respective motions to dismiss Red Oak’s third-party claims.  On June 21, 2010, Red Oak filed its consolidated Opposition to Motions to Dismiss.  Therein, Red Oak states that its disclosure-based Section 13(d) and 14(a) claims are moot and that it “intends to voluntarily dismiss those claims.”  On July 21, 2010, Red Oak filed a Notice of Dismissal, thereby dismissing its disclosure-based Section 13(d) and 14(a) claims.  On August 20, 2010, the court denied CLST’s Motion to Dismiss Red Oak’s Counterclaims and the respective motions to dismiss filed by Messrs. Kaiser and Durham; the court, however, granted Mr. Tornek’s motion to dismiss.  The Federal Court Action remains pending.

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

Phillips/Moorehead State Court Action

On June 23, 2010, Company stockholders Ron Phillips and Scott Moorehead, putative plaintiffs, filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. Among other things, the petition also seeks the rescission of the Company’s Long Term Incentive Plan and the Rights Plan, an award of compensatory and punitive damages, and the appointment of a trustee or conservator to oversee the windup and dissolution of the Company.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Summit Litigation

On August 31, 2010, CLST Holdings, Inc., CLST Financo, Inc., and CLST Asset II, LLC (the “CLST Parties”) filed a lawsuit in the 101st Judicial District Court of Dallas County, Texas against Summit Alternative Investments, LLC, Summit Consumer Receivables Fund, L.P., SSPE, LLC, SSPE Investment Trust I, Eric J. Gangloff, and Wayne M. Crane (the “Summit Parties”).  The lawsuit arises from the Company’s purchase of  receivables, installment sales contracts, and related assets under the Trust II Purchase Agreement.  The CLST Parties allege that certain receivables sold by the Summit Parties failed to meet certain agreed upon criteria, thus violating the Trust II Purchase Agreement and other related agreements between the parties.  The CLST Parties have asserted claims against the Summit Parties for common law fraud, negligent misrepresentation, violations of the Securities Act, violations of the Texas Securities Act, and breach of contract.  The CLST Parties have demanded a jury trial.

(6) Subsequent Events.

The Trust II Credit Agreement matured on September 28, 2010 and has not been repaid. The Company is in discussions with its lenders to resolve the repayment of borrowings currently due under the Trust II Credit Agreement and any defaults under the Trust

I Credit Agreement. Those discussions are ongoing and the Company does not expect that its lenders will enforce any available foreclosure rights they may have on the assets of Trust I and Trust II while negotiations are proceeding. The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement.

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

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the sale of the Company’s operations in the United States (subject to abandonment by the Company’s Board of Directors in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the sale of substantially all of the Company’s operations in the United States and Mexico.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from such sales would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board of Directors (the “Board”) declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. As permitted by the plan of dissolution on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and the trading of its stock on the Pink Sheets ceased at the same time. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this Form 10-Q, in the proxy statement and elsewhere in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  Dissolution is the termination of a corporation’s existence as a legal entity.  After a certificate of dissolution of a corporation becomes effective, the corporate existence is terminated, and the corporation has three years to liquidate its assets, prosecute and defend suits, satisfy or provide for its liabilities, including contingent liabilities, to the extent of the corporation’s assets, and distribute the net proceeds or the assets in kind, if any, to its stockholders.  During this time period, the corporation must cease to carry on the business for which it was established, except as may be necessary or incidental to the winding up of the corporation’s affairs.  With respect to any action, suit or proceeding begun by or against the corporation either pre-dissolution or within the three-year period after dissolution, the action survives the dissolution.  The corporation will continue to exist beyond the three-year period solely for the purpose of such action, suit or proceeding.  We expect that it could take a couple of years for the Company to complete its plan of dissolution and make final liquidating distributions to its stockholders.  Consistent with the plan of dissolution, the Company is considering whether it is possible, and if it would be in the best interest of the Company and its stockholders, to de-register with the SEC and thereby suspend the Company’s responsibilities to file reports with the SEC or to obtain relief from the SEC from the requirement to file Form 10-Ks and Form 10-Qs.

During 2008, we performed a detailed review and analysis of the Company’s historical tax net operating loss carryforwards (the “NOLs”).  We believe in many circumstances the NOLs, which amounted to approximately $127.6 million as of August 31, 2010, and begin to expire after November 30, 2020, are available to offset future income.  However, issuances of our stock, sales or other dispositions of our stock by certain significant stockholders, certain acquisitions of our stock and issuances, sales or other dispositions or acquisitions of interests in certain significant stockholders prior to the filing of our certificate of dissolution could have triggered an “ownership change,” and we may have no knowledge of and/or little or no control over any such events.  If such an “ownership change” were to occur, we would be severely limited with respect to our use of NOLs and certain other tax attributes to offset our taxable income, which could result in a significant increase in our future tax liability and could negatively affect our financial condition,  results of operation and the amount of any liquidating distributions.  As of August 31, 2010, approximately 30% - 34% of the change in control had occurred historically.  If an additional approximate 16% - 20% change in control occurs in the future, as determined pursuant to Internal Revenue Service regulations, the Company could lose substantially all of the potential value of the NOLs.  These percentages are based on information obtained through public filings and notices received by the Company directly from certain stockholders and may not necessarily reflect all transactions that would be included in determining the status of the Company’s change of control.

We have continued to wind down aspects of our businesses, including dissolving some of our subsidiaries and continuing to try to collect our remaining non-cash assets.  In addition, we have continued to review our liabilities and seek to satisfy or resolve those that we can in a favorable manner.  See “Item 1 Business — 2009 Business” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for further discussion with respect to our activities in this regard.  At the time of the Company’s analysis of the NOLs, we expected that it could take several years to implement the plan of dissolution because of the lengthy process of obtaining sufficient information regarding all of our liabilities to pay and appropriately provide for them as required under the plan of dissolution and the time necessary to complete the governmental requirements for dissolution.  As a result, our Board focused on ways to generate higher returns on the Company’s cash and other assets in order to better offset the Company expenses and to take advantage of the favorable tax treatment provided by our NOLs.  Section 3 of the plan of dissolution states that we may not engage in any business activities except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s affairs, and distribute the Company’s assets.  Our Board determined to acquire several portfolios of receivables with the intention of generating a higher rate of return on our assets than we were receiving on our cash and cash equivalents balances which were held in money market accounts or short term certificates of deposit, earning approximately 1% (current interest rates are now close to 0%).

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

When we purchased Trust I, the historical annualized default rate for the previous three years for the portfolio was approximately 4%, which was the basis for assessing the creditworthiness of the assets included in CLST Asset I.  Beginning in the third quarter of 2009 and continuing through the third quarter of 2010, we saw the annualized default rate increase, reaching as high as 15.8% in April 2010; accordingly, we have been increasing our allowances to reflect this change.

Upon examination of Trust II and CLST Asset III, we believe that the circumstances of these portfolios are different from those of Trust I.  As of the date we acquired Trust I, approximately 39% of the receivables in the Trust I portfolio had credit scores higher than 676.  Trust II contains new originations with higher credit requirements than the requirements for the Trust I portfolio.  Since Trust II is comprised of new loans, the Company has managed the originations such that almost 65% of the new loans have credit scores higher than 680.  Further, we acquired the Trust I portfolio at a discount of approximately 1.7% and acquired the Trust II portfolio at a discount of approximately 8.7%. The difference in the purchase discounts between CLST Asset I and CLST Asset II was impacted by the tightening of the credit markets between the time of these two acquisitions. Therefore the Trust II portfolio has a very different risk profile when compared to Trust I because of the better customer credit profile of Trust II customers and the larger purchase discount received. The sellers of the CLST Asset III portfolio have retained the risk of collectability of the receivables in that portfolio for up to an amount equal to the currently outstanding principal amount of the notes issued by the Company to the sellers.  At the time of the closing of the acquisition of the CLST Asset III portfolio, the notes issued to the sellers represented approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the notes issued to the sellers.  As of August 31, 2010, all remaining amounts due to the sellers of the CLST Asset III portfolio have been offset by defaulted receivables and the recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be.

Because the Trust II Credit Agreement matured on September 28, 2010 and has not been repaid and the Company has received notices of default with respect to the Trust I Credit Agreement and Trust II Credit Agreement and is in discussions with its lenders regarding the facts supporting its lenders’ actions and the relationship between CLST Asset I and CLST Asset II and Fortress generally, the Company cannot give any assurance that the portfolios can be sold on favorable terms or within any particular time frame.  The Company’s ability to execute an orderly sale of the portfolios may be negatively impacted by the maturity of the Trust II Credit Agreement and the current defaults of the Trust I Credit Agreement and the Trust II Credit Agreement as a result of higher than anticipated notes receivable defaults.  The Company is currently in discussions with its lenders to resolve repayment of amounts due under the Trust II Credit Agreement and any defaults under these credit agreements. Those discussions are ongoing and the Company does not expect that its lenders will enforce any available foreclosure rights they may have on the assets of Trust I and Trust II while negotiations are proceeding. The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement.

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

The Company establishes an allowance for doubtful accounts for receivables where the customer has not made a payment for the most recent 120 day period for CLST Asset I and the most recent 90 day period for CLST Asset II and CLST Asset III.  The Company specifically analyzes notes receivable using historical activity, current economic trends, changes in its customer payment terms, recoveries of previously reserved notes and collection trends when evaluating the adequacy of its allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific note receivable may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.  During the fourth quarter of 2009, the Company modified its reserve policy due to recent market trends. Additional reserves are accrued based on account balances that are over 60 days past due with the reserve amount dependent on the overall performance of the portfolio. The Company may also establish an additional reserve for any portfolio that, in management’s judgment, may need to be discounted at a future date in order to sell the portfolio in its entirety. Any reserve amount may be reduced based upon any offset rights or claims the Company may have against parties who initially sold the portfolio to the Company. The Company may from time to time make additional increases to the allowance based on the foregoing factors. Once a note receivable has been reserved due to nonpayment, the Company will no longer accrue, for financial reporting purposes, interest earned on the note receivable. Should the note receivable return to a performing status, then the Company will resume accruing interest on the note receivable. Recoveries are recorded against the allowance when payments are received.  Notes receivable are charged off against the allowance after all means of collection have been exhausted and a legal determination has been rendered that less than the full amount of the note receivable will be collected.  Recoveries of notes receivable, which were previously charged off, are recorded to income when payments are received.

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

In order to protect the Company’s cash and other assets from any actual or potential liabilities of the Company’s direct and indirect subsidiaries, we will not dissolve our inactive direct or indirect domestic or foreign subsidiaries until the actual and contingent liabilities of each such subsidiary have been resolved or contingency reserves have been set aside sufficient to pay or make reasonable provision to pay all such subsidiary’s claims and obligations in accordance with applicable law. Specifically, we will not dissolve Audiomex Export Corp., National Auto Center, Inc. and CLST-NAC, Ltd., which are direct parties to, and NAC Holdings, Inc., which is an indirect party to, the arbitration proceeding for our claim in Mexico against the purchasers of the sale of our assets in Mexico, until the final resolution and payment of that claim.  The arbitration proceeding was held in Mexico City, Mexico in October 2009 and the arbitration panel issued their award dated July 15, 2010, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2010.  The Company is waiting for payment to be received under the arbitration award before these subsidiaries are dissolved.

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

As a result of the Company’s progress, as of the date of the filing of this Form 10-Q, the Company had only five non-operating U.S. entities remaining to be dissolved, four of which are direct and indirect parties to the Mexico arbitration discussed above and will not be dissolved until the final resolution and payment of that claim.  All of the Company’s foreign subsidiaries have been dissolved, with the exception of the one dormant entity in El Salvador that never conducted operations.

Results of Operations

The Company reported a net loss of $0.7 million or $0.03 per basic and diluted share, for the three months ended August 31, 2010, compared to a net loss of $1.2 million, or $0.05 per basic and diluted share for the same period last year. The decrease in net loss is primarily attributable to a decrease in our legal costs associated with the actions taken by Red Oak Fund, L.P. and certain of its affiliates (“Red Oak” or the “Red Oak Group”) in connection with the Federal Court Action and State Court Action resulting from the dismissal of the State Court Action on June 18, 2010 and the reimbursement of $0.6 million under our directors’ and officers’ liability insurance policy for legal costs during the three months ended August 31, 2010 that were previously incurred and expensed by the Company.  The decrease in net loss was offset in part by an increase in provision for doubtful accounts of approximately $0.2 million and a decrease in revenues of approximately $0.4 million during the same period.

The following table shows certain information as of August 31, 2010 for each of CLST Asset I, CLST Asset II and CLST Asset III. A more detailed description of the results for each of these entities is provided below.  Amounts presented are in thousands, except for the approximate number of customer accounts and the average outstanding principal balance per account.

	CLST Asset I		CLST Asset II		CLST Asset III
	Principal Balance	% of Total	Principal Balance	% of Total	Principal Balance	% of Total

Receivables Aging (Principal)
Current 0-30 Days	$23,450	76.3%	$5,937	93.5%	$778	83.2%
31 - 60 Days	885	2.9%	82	1.3%	61	6.5%
61 - 90 Days	692	2.3%	43	0.7%	58	6.2%
91 + 120	538	1.7%	49	0.8%	38	4.1%
120+	5,182	16.9%	240	3.7%	—	0.0%
Total Receivables	30,747	100.0%	6,351	100.0%	935	100.0%

Allowance for doubtful Accts	(5,971)	-19.4%	(293)	-4.6%	(38)	-4.1%

Net Receivables	24,776	80.6%	6,058	95.4%	897	95.9%

Discount	(427)	-1.4%	(525)	-8.3%	(28)	-3.0%

Acquisition fees	134	0.4%	21	0.3%	21	2.2%

Total	$24,483	79.6%	$5,554	87.5%	$890	95.2%

Accounts Receivable Other	$—		$100		$13

Notes Payable and Loans Outstanding	$21,949		$4,041		$—

Approximate Number of Customer Accounts	4,653		900		726

Average Outstanding Principal Balance per Account	$6,608		$7,057		$1,288

Weighted Average Remaining Term, in Months	101		91		28

Weighted Average APR	14.3%		14.7%		18.0%

Three Months Ended August 31, 2010, Compared to Three Months Ended August 31, 2009

Consolidated

Revenues.   Revenues, which primarily consist of interest and other charges earned from the Company’s receivable portfolios,  for the three months ended August 31, 2010 were $1.3 million compared to $1.8 million for the same period in 2009, and such decrease is due to the decrease in the outstanding principal balance of total notes receivable during the three months ended August 31,

2010 compared to the three months ended August 31, 2009 as a result of principal payments on the notes receivable and increases in defaulted notes receivable.  Revenues for the three months ended August 31, 2010 included $1.0 million from CLST Asset I, $0.2 million from CLST Asset II and $0.1 million from CLST Asset III.  Revenues for the three months ended August 31, 2009 included $1.3 million from CLST Asset I, $0.4 million from CLST Asset II and $0.1 million from CLST Asset III.

Loan Servicing Fees. Loan servicing fees, which primarily consist of loan servicing fees and trust administration fees, were $301,000 for the three months ended August 31, 2010 compared to $235,000 for the same period in 2009.  This increase is primarily due to higher costs associated with maintaining and collecting defaulted and delinquent receivables which increased by approximately $4.2 million from August 31, 2009 to August 31, 2010.  Additionally, prior to February 2010, the CLST Asset III portfolio was serviced by Fair at no charge to the Company per the terms of the Trust III Purchase Agreement. In February 2010, however, the Company began incurring loan servicing fees as a result of the transfer of the servicing of the CLST Asset III portfolio from Fair to Highlands Premier Acceptance Corp. and Highlands Financial Services, LLC (collectively referred to herein as “Highlands”).  This transfer occurred due to Fair’s inability to service the CLST Asset III portfolio after certain of its assets were seized by the FBI and other government agencies, including their servers, computers and other items used by Fair in the servicing of the CLST Asset III portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts was $0.8 million for the three months ended August 31, 2010, compared to $0.7 million for the same period in 2009.  The increase primarily relates to an increase in the provision for doubtful accounts for CLST Asset I and CLST Asset II as a result of an increase in the default rates experienced beginning in the third quarter of 2009 and continuing through the second quarter of 2010.  CLST Asset III established a $38,000 provision for doubtful accounts as of August 31, 2010 which represents the allowance for doubtful accounts in excess of the amounts that have been offset against the notes payable to the sellers per the Trust III Purchase Agreement.

Interest Expense. Interest expense is incurred from borrowings under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. Interest expense was $523,000 for the three months ended August 31, 2010 compared to $508,000 for the same period in 2009 and represented 40% and 29% of revenue, respectively.  The increase in the interest expense as a percentage of revenue is primarily due to the 2% increase in the interest rate for borrowing under the Trust I Credit Agreement and the Trust II Credit Agreement as a result of the Company’s defaults under these agreements.  Interest expense for the three months ended August 31, 2010 was $442,000 for CLST Asset I, $79,000 for CLST Asset II and $2,000 for CLST Asset III compared to $420,000 for CLST Asset I, $80,000 for CLST Asset II and $8,000 for CLST Asset III for the same period in 2009.

General and Administrative Expenses.   Our general and administrative expenses were $0.3 million for the three months ended August 31, 2010 compared to $1.5 million for the same period in 2009. This decrease is primarily the result of decreased legal, accounting and professional fees.   Our legal and professional expenses during the three months ended August 31, 2010 were $45,000 compared to $1.3 million during the same period in 2009.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action and the Federal Court Action.  We have made a claim under our directors’ and officers’ liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs associated with the Red Oak Group claims.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  During the second quarter of 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group and began to pay certain attorneys’ fees directly for services rendered. During the three months ended August, 31, 2010, the Company was reimbursed $0.6 million for legal fees incurred and paid by the Company in prior quarters.  These reimbursements and any future reimbursements received will offset the legal expenses incurred in general and administrative expenses.

Other income, net.   Other income, net was $1,000 for the three months ended August 31, 2010 compared to $1,000 for the same period in 2009.

Income taxes.  The Company recorded tax expense of $20,000 for the three months ended August 31, 2010 compared to tax expense of $9,000 for the same period in 2009.

CLST Asset I

For the three months ended August 31, 2010, collections for CLST Asset I were $2.1 million, representing $1.1 million of principal payments and $1.0 million of interest payments and other charges compared to collections of $2.9 million, representing $1.6 million of principal payments and $1.3 million of interest payments and other charges during the three months ended August 31, 2009. As of August 31, 2010, the aggregate outstanding principal balance of the notes receivable net of reserves and excluding certain accrued interest and deferred cost was $24.8 million, which represents 60% of the original purchase price of $41.0 million. The ending balance consisted of approximately 4,653 customer accounts, with an average outstanding principal balance per account of approximately $6,608.  The weighted average interest rate for these accounts was 14.3% as of August 31, 2010.

Total revenues for the three months ended August 31, 2010 were approximately $1.0 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $1.4 million, which included a $0.7 million provision for doubtful accounts, $0.4 million of interest expense to Fortress, our lender, and $0.2 million of servicing expense to FCC.

As of August 31, 2010, Trust I owed $21.9 million to Fortress, representing 63% of the original loan amount.

CLST Asset II

For the three months ended August 31, 2010, collections for CLST Asset II were $0.5 million, representing $0.3 million of principal payments and $0.2 million of interest payments and other charges compared to collections of $0.9 million, representing $0.6 million of principal payments and $0.3 million of interest payments and other charges during the three months ended August 31, 2009. As of August 31, 2010, the aggregate outstanding principal balance of the notes receivable net of reserves and excluding certain accrued interest and deferred cost was $6.1 million, which represents 64% of the original purchase price of $9.6 million. The ending balance consisted of approximately 900 customer accounts, with an average outstanding principal balance per account of approximately $7,057.  The weighted average interest rate for these accounts was 14.7% as of August 31, 2010.

Total revenues for the three months ended August 31, 2010 were approximately $272,000 which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $217,000, which included a $69,000 provision for doubtful accounts, $79,000 of interest expense to Fortress Corp., our lender, and $69,000 of servicing expense to FCC.

As of August 31, 2010, CLST Asset II owed $4.0 million to Fortress Corp., representing 63% of the original loan amount.

CLST Asset III

For the three months ended August 31, 2010, collections for CLST Asset III were $192,000, representing $142,000 of principal payments and $50,000 of interest payments and other charges compared to collections of $441,000, representing $347,000 of principal payments and $94,000 of interest payments and other charges during the three months ended August 31, 2009. As of August 31, 2010, the aggregate outstanding principal balance of the notes receivable net of reserves and excluding certain accrued interest and deferred cost was $0.9 million, which represents 25% of the original purchase price of $3.6 million. The ending balance consisted of approximately 726 customer accounts, with an average outstanding principal balance per account of approximately $1,288.  The weighted average interest rate for these accounts was 18.0% as of August 31, 2010.

Total revenues for the three months ended August 31, 2010 were approximately $51,000 which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $62,000, which included a $38,000 provision for doubtful accounts, $2,000 of interest expense on the Notes, and $22,000 of servicing expense to Highlands.

Defaults of $112,000 during the three months ended August 31, 2010 were applied to the Notes payable to the sellers per the Trust III Purchase Agreement.  During the three months ended August 31, 2010, the Notes payable to the sellers were completely offset by defaulted receivables and the recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be.

Nine Months Ended August 31, 2010, Compared to Nine Months Ended August 31, 2009

Consolidated

Revenues.   Revenues, which primarily consist of interest and other charges earned from the Company’s receivable portfolios,  for the nine months ended August 31, 2010 were $4.1 million compared to $5.2 million for the same period in 2009.  This decrease is due to the decrease in the outstanding principal balance of total notes receivable during the nine months ended August 31, 2010 compared to the nine months ended August 31, 2009 as a result of principal payments on the notes receivable and increases in defaulted notes receivable.  Revenues for the nine months ended August 31, 2010 included $3.1 million from CLST Asset I, $0.8 million from CLST Asset II and $0.2 million from CLST Asset III.  Revenues for the nine months ended August 31, 2009 included $4.2 million from CLST Asset I, $0.8 million from CLST Asset II and $0.2 million from CLST Asset III.

Loan Servicing Fees. Loan servicing fees, which primarily consist of loan servicing fees and trust administration fees, were $881,000 for the nine months ended August 31, 2010 compared to $621,000 for the same period in 2009. This increase is primarily due to higher costs associated with maintaining and collecting defaulted and delinquent receivables which increased by approximately $4.2 million from August 31, 2009 to August 31, 2010.  Additionally, prior to February 2010, the CLST Asset III portfolio was serviced by Fair at no charge to the Company per the terms of the Trust III Purchase Agreement. In February 2010, however, the Company began incurring loan servicing fees as a result of the transfer of the servicing of the CLST Asset III portfolio from Fair to Highlands.  This transfer occurred due to Fair’s inability to service the CLST Asset III portfolio after certain of its assets were seized by the FBI and other government agencies, including their servers, computers and other items used by Fair in the servicing of the CLST Asset III portfolio.

Provision for Doubtful Accounts. Provision for doubtful accounts was $2.6 million for the nine months ended August 31, 2010, compared to $2.0 million for the same period in 2009.  The increase primarily relates to an increase in the provision for doubtful accounts for CLST Asset I of $2.3 million during the nine months ended August 31, 2010 when compared to the provision of $1.9 million for the nine months ended August 31, 2009.  This increase is a result of an increase in the default rates experienced beginning in the third quarter of 2009 and continuing through the second quarter of 2010.  The increases in the provision for doubtful accounts for the nine months ended August 31, 2010 also included an increase to $0.2 million for CLST Asset II compared to $20,000 for the nine months ended August 31, 2009.  CLST Asset III established a $38,000 provision for doubtful accounts as of August 31, 2010 which represents the allowance for doubtful accounts in excess of the amounts that have been offset against the notes payable to the sellers per the Trust III Purchase Agreement.

Interest Expense. Interest expense is incurred from borrowings under the credit facilities of CLST Asset I and CLST Asset II and the notes issued in connection with the CLST Asset III acquisition. Interest expense was $1.6 million for the nine months ended August 31, 2010 compared to $1.6 million for the same period in 2009 and represented 40% and 31% of revenue, respectively.  The increase in the interest expense as a percentage of revenue is primarily due to the 2% increase in the interest rate for borrowing under the Trust I Credit Agreement and the Trust II Credit Agreement as a result of the Company’s defaults under these agreements.  Interest expense for the nine months ended August 31, 2010 was $1.4 million for CLST Asset I, $0.2 million for CLST Asset II and $12,000 for CLST Asset III compared to $1.4 million for CLST Asset I, $0.2 million for CLST Asset II and $20,000 for CLST Asset III for the same period in 2009.

General and Administrative Expenses.   Our general and administrative expenses were $3.2 million for the nine months ended August 31, 2010 compared to $3.8 million for the same period in 2009. This decrease is the result of decreased legal, accounting and professional fees.   Our legal and professional expenses during the nine months ended August 31, 2010 were $2.4 million compared to $3.3 million during the same period in 2009.  Those fees relate primarily to defending against claims brought by the Red Oak Group against us and our directors in the State Court Action and the Federal Court Action. We have made a claim under our directors’ and officers’ liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs associated with the Red Oak Group claims.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  During the second quarter of 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group and began to pay certain attorneys’ fees directly for services rendered. During the nine months ended August 31, 2010, the Company was reimbursed $1.3 million for legal fees incurred and paid by the Company. These reimbursements and any future reimbursements received will offset the legal expenses incurred in general and administrative expenses.

Other income, net.   Other income, net was $44,000 for the nine months ended August 31, 2010 compared to $10,000 for the same period in 2009. This increase is primarily the result of accumulated foreign currency translation adjustments of $40,000 that were written-off as a result of the dissolution of CellStar Netherlands Holdings, B.V.

Income taxes.  The Company recorded tax expense of $34,000 for the nine months ended August 31, 2010 compared to tax expense of $17,000 for the same period in 2009.

CLST Asset I

For the nine months ended August 31, 2010, collections for CLST Asset I were $6.8 million, representing $3.7 million of principal payments and $3.1 million of interest payments and other charges compared to collections of $9.0 million, representing $5.0 million of principal payments and $4.0 million of interest payments and other charges during the nine months ended August 31, 2009.

Total revenues for the nine months ended August 31, 2010 were approximately $3.1 million which primarily consisted of interest income collected from the notes receivable.  Operating expenses for this period were $4.4 million, which included a $2.3 million provision for doubtful accounts, $1.4 million of interest expense to Fortress, our lender, and $0.7 million of servicing expense to FCC.

CLST Asset II

For the nine months ended August 31, 2010, collections for CLST Asset II were $1.7 million, representing $1.0 million of principal payments and $0.7 million of interest payments and other charges compared to collections of $2.5 million, representing $1.9 million of principal payments and $0.6 million of interest payments and other charges during the nine months ended August 31, 2009.

Total revenues for the nine months ended August 31, 2010 were approximately $0.8 million which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $0.6 million, which included a $0.2 million provision for doubtful accounts, $0.2 million of interest expense to Fortress Corp., our lender, and $0.2 million of servicing expense to FCC.

CLST Asset III

For the nine months ended August 31, 2010, collections for CLST Asset III were $0.6 million, representing $0.5 million of principal payments and $0.1 million of interest payments and other charges compared to collections of $1.6 million, representing $1.4 million of principal payments and $0.3 million of interest payments and other charges during the nine months ended August 31, 2009.

Total revenues for the nine months ended August 31, 2010 were approximately $161,000 which primarily consisted of interest income collected from the notes receivable. Operating expenses for this period were $109,000, which included a $38,000 provision for doubtful accounts, $12,000 of interest expense on the Notes, and $59,000 of servicing expense to Highlands.

Defaults of $373,000 during the nine months ended August 31, 2010 were applied to the Notes payable to the sellers per the Trust III Purchase Agreement. During the nine months ended August 31, 2010, the Notes payable to the sellers were completely offset by defaulted receivables and the recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be

Liquidity and Capital Resources

Subsequent to the sale of our discontinued operations in March 2007 and prior to the acquisition of Trust I in November 2008, we met our cash needs with existing funds and interest and investment income generated by our cash and cash equivalents.  As of August 31, 2010, we had cash and cash equivalents of approximately $2.4 million, down from $4.8 million at November 30, 2009. Historically, we have invested our cash and cash equivalents in either money market accounts or short term Certificate of Deposits.  The majority of our cash is invested in Texas Capital Bank, N.A. at a variable interest rate and in government repurchase contracts, where we are earning less than 1% per year. Each deposit of our cash is FDIC insured or government insured.  We financed our acquisitions of our receivables portfolios with cash, non-recourse debt, and the issuance of shares of our common stock.  Since the acquisitions of our receivable portfolios, we use the income generated from these receivable portfolios, in addition to our cash and cash equivalents, to meet our cash needs.

The report of our independent registered public accounting firm with respect to our financial statements as of November 30, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern. This concern has been raised due to the higher than anticipated defaults on the notes receivable included in CLST Asset I which has resulted in a default under the Trust I Credit Agreement and an approximately $3.5 million increase in the allowance for doubtful accounts during the twelve months ended November 30, 2009, with an additional $2.6 million increase in the allowance for doubtful accounts through August 31, 2010. As a result of the Company’s default under the Trust I Credit Agreement, the amount due to Fortress under this agreement has been classified as current as of November 30, 2009 and August 31, 2010. The Company has also been engaged in several lawsuits which have resulted in the Company incurring significant legal fees. The combination of the increase in the allowance for doubtful accounts and high legal fees resulted in the Company incurring a net loss of approximately $5.2 million and $4.3 million during the twelve months ended November 30, 2009 and the nine months ended August 31, 2010, respectively. The Company is continuing discussions to resolve the defaults under the Trust I Credit Agreement and the Trust II Credit Agreement. The Company has made a claim under its directors’ and officers’ liability insurance policy for reimbursement of legal fees incurred in excess of our $1.0 million self retention amount. During the second quarter of 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for a portion of the legal fees incurred and began to pay certain attorneys’ fees directly for services rendered. During the three months and nine months ended August 31, 2010, the Company received $0.6 million and $1.3 million, respectively, for the reimbursement of legal fees incurred and paid by the Company.  These reimbursements, and any future reimbursements received, will offset the legal expenses incurred in general and administrative expenses.  It is uncertain whether the Company can continue as a going concern or continue long enough to allow for an orderly sale of the Company’s portfolios if it continues to incur net losses and if the Company loses the CLST Asset I and CLST Asset II consumer receivables as a result of the defaults under the Trust I Credit Agreement and the Trust II Credit Agreement.

Operating Activities. The net cash provided by operating activities for the nine months ended August 31, 2010 was $0.3 million compared to net cash used in operating activities of $1.2 million for the same period in 2009. The primary reasons for this increase in cash from operating activities was due to the release of cash receipts from our consumer receivable portfolios that were withheld by FCC as a result of the Company’s default under the Trust I Credit Agreement and a decrease in legal and professional expenses. The withheld funds were applied directly to the outstanding principal balance due to Fortress under the Trust I Credit Agreement.  Our legal and professional expenses during the nine months ended August 31, 2010 were $2.4 million compared to $3.3 million during the same period in 2009.  Partially offsetting this increase in cash from operating activities was an increase in net loss as a result of a decrease in revenue of approximately $1.1 million during the nine months ended August 31, 2010 when compared to the nine months ended August 31, 2009.  We have made a claim under our directors’ and officers’ liability insurance policy for reimbursement of amounts we are obligated under our certificate of incorporation and bylaws to advance to our directors for their defense costs associated with the Red Oak Group claims.  Our carrier has agreed to reimburse us for those expenses in excess of our $1 million self retention under the policy, subject to certain reservations of rights.  During the second quarter of 2010, the Company’s directors’ and officers’ liability insurance carrier began to reimburse the Company for amounts advanced to Messrs. Durham, Kaiser and Tornek in connection with their defense against claims brought by the Red Oak Group and began to pay certain attorneys’ fees directly for services rendered. During the three months and nine months ended August, 31, 2010, the Company was reimbursed $0.6 million and $1.3 million, respectively, for legal fees incurred and paid by the Company. These reimbursements and any future reimbursements received will offset the legal expenses incurred in general and administrative expenses. The Company has expended a significant amount of management time and resources in connection with Federal Court Action and the State Court Action. On June 18, 2010, the State Court Action was dismissed.  However, on June 23, 2010 Ron Phillips and Scott Moorehead filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  No assurance can be given of the effect that the Federal Court Action and the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Investing Activities. The net cash provided by investing activities for the nine months ended August 31, 2010 was $5.0 million compared to net cash provided during the same period in 2009 of $4.0 million.  Principal collections from consumer receivables decreased from $8.1 million during the nine months ended August 31, 2009 to $5.0 million for the same period in 2010.  The increase in net cash provided by investing activities from 2009 to 2010 is primarily a result of the fact that during the nine months ended August 31, 2009, the principal collections from consumer receivables were significantly offset by the $4.0 million of cash used to purchase CLST Asset II and CLST Asset III.  There was no similar investment of cash for the same period in 2010.

Financing Activities. The net cash used in financing activities for the nine months ended August 31, 2010 was $7.7 million compared to $6.8 million for the same period in 2009.  The cash used in financing activities in the period was used to reduce the outstanding debt principal balance under both the Trust I Credit Agreement and Trust II Credit Agreement.

Liquidity Sources.

CLST Asset I.  Our acquisition of Trust I was financed by approximately $6.1 million of cash on hand and by a non-recourse, term loan of approximately $34.9 million to Trust I by an affiliate of the seller of Trust I, pursuant to the terms and conditions set forth in the Trust I Credit Agreement.  The loan matures on November 10, 2013 and bears interest at an annual rate of 5.0% over the LIBOR Rate (as defined in the Trust I Credit Agreement).  Under the terms of the Trust I Credit Agreement, the net cash proceeds from the collection of consumer receivables held by Trust I in any particular month are remitted to the Company on or about the 20th day of the following month.  As of August 31, 2010, the outstanding balance of our term loan was $21.9 million, representing 63% of our original balance. During the nine months ended August 31, 2010, we retired approximately $6.7 million of our obligation to Fortress, and we have paid $1.4 million in interest expense, all from customer collections.

The obligations under the Trust I Credit Agreement are secured by a first priority security interest in substantially all of the assets of Trust I, including portfolio collections.  An event of default occurs under the Trust I Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 10.0% or the three-month rolling average annualized default rate exceeds 7.0%. As of August 31, 2010, these default rates were 8.55% and 10.32%, respectively.

On October 16, 2009, we received a notice of default from Fortress (the “Trust I Default Notice”) stating that an event of default had occurred and was continuing under the Trust I Credit Agreement. The Trust I Default Notice states that the three-month rolling average annualized default rate of the Trust I portfolio has exceeded 7.0%. As a result of the default, pursuant to the Trust I Credit Agreement, the interest rate payable by Trust I has increased by an additional 2% per annum, and all collections by Trust I above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being retained by Fortress and applied to pay interest and reduce the outstanding principal under the Trust I Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress is entitled to foreclose on the assets of Trust I and sell them to satisfy amounts due it under the Trust I Credit Agreement, but Fortress has not sought to foreclose on the assets of Trust I.  The obligations under the Trust I Credit Agreement are non-recourse and only Trust I is liable for amounts due Fortress under the Trust I Credit Agreement.  Thus, although the Company could lose some or all of its investment in Trust I, the Company will not be obligated to pay any amounts due Fortress under the Trust I Credit Agreement.  Discussions with Fortress regarding these matters and certain claims the Company may have against Fortress are ongoing.  The Company does not expect that Fortress will foreclose on the assets of Trust I while negotiations are proceeding.  As a result of this default, the entire balance of $21.9 million due to Fortress under the Trust I Credit Agreement has been classified as current on the August 31, 2010 balance sheet. Had the Company not been in default under the Trust I Credit Agreement, $17.0 million of the outstanding balance as of August 31, 2010 would have been classified as non-current.

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

CLST Asset II. The Trust II became a co-borrower under a $50 million credit agreement, which was reduced to a $30 million commitment during the second quarter of 2009, that permits Trust II to use more than $15 million of the aggregate availability under the revolving facility to purchase receivables. The Trust II Credit Agreement is effective as of December 10, 2008, and was entered into among the Trust II, FCC, the originator, SSPE Trust and SSPE, the co-borrowers (who are the sellers under the Trust II Purchase Agreement), Fortress Corp., the lender, FCC, the initial servicer, Lyons Financial Services, Inc., the backup servicer, Eric J. Gangloff, the guarantor, and U.S. Bank National Association, the collateral custodian. The non-recourse revolving facility was initially established by Summit, an affiliate of the sellers under the Trust II Purchase Agreement.  Under the terms of the Trust II Credit Agreement, the net cash proceeds from the collection of consumer receivables held by Trust II in any particular month are remitted to the Company on or about the 20th day of the following month.  The revolver matured on September 28, 2010 and has not been repaid. The revolver bears interest at an annual rate of 4.5% over the LIBOR Rate (as defined in the Trust II Credit Agreement). The Trust II pays an additional fee to the co-borrowers equal to an annual rate of 0.5% for loans attributable to the Trust II equal to or below $10 million and an annual rate of 1.5% for loans attributable to the Trust II in excess of $10 million. In addition, a commitment fee is due to the lender equal to an annual rate of 0.25% of the unused portion of the maximum committed amount.  During the nine months ended August 31, 2010, we retired approximately $1.0 million of our obligation to Fortress Corp., and we have paid $0.2 million in interest expense, all from customer collections.

The obligations under the Trust II Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Trust II and the co-borrowers, including portfolio collections.  An event of default occurs under the Trust II Credit Agreement if the three-month rolling average delinquent accounts rate exceeds 15.0% for Class A Receivables or 30.0% for Class B Receivables, or the three-month rolling average annualized default rate exceeds 5.0% for Class A Receivables or 12.0% for Class B Receivables.  As of August 31, 2010, the three-month rolling average delinquent accounts rate was 0.77% for Class A Receivables and 4.82% for Class B Receivables and the three-month rolling average annualized default rate was 2.14% for Class A Receivables and 8.69% for Class B Receivables.  As of August 31, 2010, there was an allowance for doubtful accounts of $293,000 for customer accounts greater than 90 days past due.

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

On May 13, 2010, the Company received a notice of default from Fortress Corp. stating that an event of default had occurred and was continuing under the Trust II Credit Agreement as a result of the three-month rolling average Class A default ratio of the receivables exceeding 5.0%.  On May 19, 2010, the Company received an amended notice of default from Fortress Corp. (together with the original default notice, the “Third Trust II Default Notice”) specifying that, as a consequence of the event of default, the Termination Date (as defined in the Trust II Credit Agreement) had occurred and the outstanding loan balance and other aggregate unpaids under the Trust II Credit Agreement will bear interest at the default rate.  As a result of the default, pursuant to the Trust II Credit Agreement, the interest rate payable by Trust II has increased by an additional 2% per annum, and all collections by Trust II above amounts retained to pay interest, fees, principal amortizations, and other charges that are normally remitted to the Company, are instead being applied to outstanding principal under the Trust II Credit Agreement until the amount due has been reduced to zero.  In addition, Fortress Corp. is entitled to foreclose on the assets of Trust II and sell them to satisfy amounts due it under the Trust II Credit Agreement.  Only Trust II is liable for amounts due Fortress Corp. under the Trust II Credit Agreement. Thus, although the Company could lose some or all of its investment in Trust II, the Company will not be obligated to pay any amounts due Fortress Corp. under the Trust II Credit Agreement.  All Trust II collections are being retained by Fortress Corp. and applied to pay interest and reduce indebtedness while the Company discusses amending the Trust II Credit Agreement, but Fortress Corp. has not sought to foreclose on the assets of Trust II.  The Company is currently in discussions with Fortress Corp. to resolve all defaults under the Trust II Credit Agreement in conjunction with the matters set forth in the Trust I Default Notice and to address certain claims the Company may have against Fortress Corp. Those discussions are ongoing and the Company does not expect that Fortress Corp. will enforce any available foreclosure rights it may have on the assets of Trust II while these negotiations are proceeding.  As of August 31, 2010, total borrowings under the Trust II Credit Agreement were $4.0 million and were classified as a current liability as a result of the September 28, 2010 maturity of all borrowings under the Trust II Credit Agreement. The Company has engaged Raymond James & Associates, Inc. to assist the Company in these lender negotiations and to seek replacement financing for borrowings under the Trust II Credit Agreement.

We have the right to require the sellers to repurchase any accounts, for the original purchase price applicable to such account plus interest accrued thereon, that do not satisfy certain specified eligibility requirements set out in the Trust II Credit Agreement as of the purchase date. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of the purchase date, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of the purchase date, such receivable account is, among other things, a defaulted receivable, a delinquent receivable, subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien, as the terms are defined in the Trust II Credit Agreement.  As discussed below in “Part II, Item 1 — Legal Proceedings — Summit Litigation,” the Company has filed a lawsuit against Summit and certain other parties alleging that certain receivables sold under the Trust II Purchase Agreement failed to meet certain agreed upon criteria, thus violating the Trust II Purchase Agreement and other related agreements between the parties.  This litigation is currently pending and its outcome is uncertain.

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

We have the right to require the seller to repurchase any accounts, for the original purchase price applicable to such account, that do not satisfy certain specified eligibility requirements set out in the Trust III Purchase Agreement. If it is discovered by a party that a receivable account was not an “Eligible Receivable” as of February 13, 2009, the closing date of the acquisition, the seller is required to repurchase such receivable account. An account is not an Eligible Receivable if, as of February 13, 2009, such receivable account is a delinquent receivable, a defaulted receivable subject to litigation, dispute or rights of rescission, setoff or counterclaim, or is not subject to a duly recorded and perfected lien.  For the three months ended August 31, 2010, there had not been a determination that any receivables failed to meet the eligibility requirements set out in the Trust III Purchase Agreement.

Additionally, the Trust III Purchase Agreement provides that each of the sellers jointly and severally guarantee to CLST Asset III, up to the aggregate stated principal amount of the Notes issued to such seller, that the outstanding receivable balance of each receivable as of the closing date will be collectible in full.  For each receivable that becomes a defaulted receivable following the closing date, the sellers are obligated to pay to CLST Asset III an amount equal to the outstanding receivable balance of such receivable and CLST Asset III has the right to offset such amount against the amount due to the seller under the promissory notes issued to the sellers on the closing date.  The aggregate amount of each seller’s guarantee obligation is limited to the aggregate stated principal amount of the promissory note issued to such seller representing approximately 25% of the total purchase price of the portfolio of approximately $3.6 million.  Since the principal balance of the Notes declines over time as payments are made by the Company to the sellers, future defaulted receivables can be offset only against the then remaining balance of the Notes issued to the sellers. In February 2010, Fair commenced bankruptcy proceedings which may limit the Company’s ability to continue to offset future receivable defaults against the Notes payable to Fair, but should not impact the Company’s rights to continue to offset defaults of receivables against the other remaining Notes. Defaults of $373,000 during the nine months ended August 31, 2010 were applied to the notes payable to the sellers and during the three months ended August 31, 2010, the notes payable to the sellers were completely offset by defaulted receivables and the recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted.  However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be.

Asset Quality. Our delinquency rates reflect, among other factors, the credit risk of our receivables, the average age of our receivables, the success of our collection and recovery efforts, and general economic conditions.  The average age of our receivables affects the stability of delinquency and loss rates of the portfolio. The composition of the portfolios is expected to change over time and the future performance of the receivables in the portfolios may be different from the historical performance.  The table presented above in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” also sets forth certain performance information, the aging and the aggregate delinquency and loss experience for the accounts in the portfolios as of and for the three months ended August 31, 2010.  The global and economic crisis has had and could continue to have an adverse effect on the portfolio.  The current deep economic recession and continued high unemployment have contributed to the significant increases in delinquencies for 2010 compared to historical performance.  Our net losses and delinquencies may continue to correlate with declines in the general economy and increases in unemployment. Increases in net losses and delinquencies could continue, particularly if conditions in the general economy further deteriorate.  We cannot assure you that the future delinquency and loss experience for the receivables will be similar to the historical experience.

An account is contractually delinquent if we do not receive the monthly payment by the specified due date. After accounts are delinquent for 120 days for CLST Asset I and 90 days for CLST Asset II and CLST Asset III, a provision (reserve) is made for the account balance. As of August 31, 2010, the allowance for doubtful accounts recorded for CLST Asset I and CLST Asset II is $6.0 million and $0.3 million, respectively.  The allowance for CLST Asset I and CLST Asset II is expensed in provision for doubtful accounts. CLST Asset III had a $38,000 provision for doubtful accounts as of August 31, 2010 which represents the allowance for doubtful accounts in excess of the amounts that have been offset against the notes payable to the sellers per the Trust III Purchase Agreement.

For CLST Asset III, delinquent receivables are charged against the notes payable to the sellers per the terms of the Trust III Purchase Agreement.  Defaults of $373,000 during the nine months ended August 31, 2010 were applied to the notes payable to the sellers and during the three months ended August 31, 2010, the notes payable to the sellers were completely offset by defaulted receivables and the recoupment against Fair for payments of approximately $137,000 it has received on our behalf and not remitted.

However, there can be no assurance that Fair will not challenge our recoupment right, or what the ultimate outcome of any such challenge might be.

Contractual Obligations.  Included in accounts payable at August 31, 2010, is approximately $14.2 million associated with liabilities which accrued in periods 2002 and earlier, and which has been in dispute since 2001. The Company now believes that the statute of limitations on this trade payable may have expired. The Company is reviewing these liabilities, and considering appropriate steps to resolve them. In addition, the Company contacted the vendor in question several times during the second quarter of 2009 regarding this matter with no results. The Company expects that the liabilities may be resolved at less than the book value thereof, but can not provide assurances as to the amount or timing of any adjustments. In the event that the Company is able to settle the dispute with no payment, the settlement would result in $14.2 million of income to the Company for federal income tax purposes, and therefore the deferred income tax asset will be realized.  If the Company is able to settle the dispute for any amount between $1 and $14.2 million, the deferred tax asset will be adjusted accordingly.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as our Company qualifies as a smaller reporting company.

Item 4.                     Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The material weaknesses reported above continue to exist. There have been no changes in our internal control over financial reporting during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2010, the Company filed its Motion to Dismiss Red Oak’s Counterclaims and Brief in Support (“Motion to Dismiss Red Oak’s Counterclaims”) seeking to dismiss all alleged violations of Sections 13(d), 14(a), and 10(b) of the Exchange Act.  The same day, Messrs. Kaiser, Durham, and Tornek individually filed respective motions to dismiss Red Oak’s third-party claims.  On June 21, 2010, Red Oak filed its consolidated Opposition to Motions to Dismiss.  Therein, Red Oak states that its disclosure-based Section 13(d) and 14(a) claims are moot and that it “intends to voluntarily dismiss those claims.”  On July 21, 2010, Red Oak filed a Notice of Dismissal, thereby dismissing its disclosure-based Section 13(d) and 14(a) claims.  On August 20, 2010, the court denied CLST’s Motion to Dismiss Red Oak’s Counterclaims and the respective motions to dismiss filed by Messrs. Kaiser and Durham; the court, however, granted Mr. Tornek’s motion to dismiss.  The Federal Court Action remains pending.

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

Phillips/Moorehead State Court Action

On June 23, 2010, Company stockholders Ron Phillips and Scott Moorehead, putative plaintiffs, filed a derivative lawsuit against Robert A. Kaiser, Timothy S. Durham, and David Tornek in the 298th District Court of Dallas County, Texas.  The petition alleges that Messrs. Kaiser, Durham, and Tornek entered into self-dealing transactions at the expense of the Company and its stockholders and violated their fiduciary duties of loyalty, independence, due care, good faith, and fair dealing. Among other things, the petition also seeks the rescission of the Company’s Long Term Incentive Plan and the Rights Plan, an award of compensatory and punitive damages, and the appointment of a trustee or conservator to oversee the windup and dissolution of the Company.  No assurance can be given of the effect that the newly filed state court lawsuit will have on the Company, its financial position or its results of operations.

Summit Litigation

On August 31, 2010, CLST Holdings, Inc., CLST Financo, Inc., and CLST Asset II, LLC (the “CLST Parties”) filed a lawsuit in the 101st Judicial District Court of Dallas County, Texas against Summit Alternative Investments, LLC, Summit Consumer Receivables Fund, L.P., SSPE, LLC, SSPE Investment Trust I, Eric J. Gangloff, and Wayne M. Crane (the “Summit Parties”).  The lawsuit arises from the Company’s purchase of  receivables, installment sales contracts, and related assets under the Trust II Purchase Agreement.  The CLST Parties allege that certain receivables sold by the Summit Parties failed to meet certain agreed upon criteria, thus violating the Trust II Purchase Agreement and other related agreements between the parties.  The CLST Parties have asserted claims against the Summit Parties for common law fraud, negligent misrepresentation, violations of the Securities Act, violations of the Texas Securities Act, and breach of contract.  The CLST Parties have demanded a jury trial.

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

October 6, 2010