Form 10-Q/A
period 2010-08-31
CLST HOLDINGS, INC.
filed 2010-10-15
CIK 913590

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2010 originally filed with the SEC on October 6, 2010 (the “Original Form 10-Q”) to update and clarify certain items regarding the market for the Company’s common stock.  For convenience, we have repeated the Original Form 10-Q in its entirety.

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

In accordance with the Company’s plan of dissolution that was previously approved by our stockholders, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and discontinued recording transfers of shares of its common stock.  Since June 24, 2010, there has only been limited trading activity among street name holders on the OTCQB of beneficial interests held by the Company’s stockholders at the time of dissolution.  The amount and timing of any distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies. The Company’s financial statements have been prepared on a going-concern basis and the asset and liability carrying amounts do not purport to present the net realizable or settlement values in the event of the dissolution and liquidation of the Company.

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

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and discontinued recording transfers of shares of its common stock.  Since June 24, 2010, there has only been limited trading activity among street name holders on the OTCQB of beneficial interests held by the Company’s stockholders at the time of dissolution.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 filed with the Securities and Exchange Commission (“SEC”) and with the unaudited consolidated financial statements and related notes thereto presented in this Form 10-Q/A.

Cautionary Statement Regarding Forward-Looking Statements

Certain of the matters discussed in this Form 10-Q/A may constitute “forward-looking” statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, litigation results or achievements of CLST Holdings, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “believes,” “continues,” “expects,” “intends,” “may,” “might,” “could,” “should,” “likely,” and similar expressions are intended to be among the statements that identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these forward-looking statements are subject to risks, uncertainties and assumptions. Statements of various factors that could cause the actual results, performance or achievements of the Company or future events relating to the Company to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this report, including, without limitation, those discussed in the “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, those statements made in conjunction with the forward-looking statements and otherwise herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

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

Plan of Dissolution

As we have previously disclosed, the proxy statement we filed with the SEC on February 20, 2007 describes a proposal for a plan of dissolution, which provides for the complete liquidation and dissolution of the Company after the completion of the sale of the Company’s operations in the United States (subject to abandonment by the Company’s Board of Directors in the exercise of their fiduciary duties).  On March 28, 2007, our stockholders approved the plan of dissolution in addition to the sale of substantially all of the Company’s operations in the United States and Mexico.  In the plan of dissolution approved by our stockholders, we stated that no distribution of proceeds from such sales would be made until the investigation by the SEC was resolved. On June 26, 2007, we received a letter from the staff of the SEC giving notice of the completion of their investigation with no enforcement action recommended to the SEC. Therefore, on June 27, 2007, our Board of Directors (the “Board”) declared a cash distribution of $1.50 per share on Common Stock to stockholders of record as of July 9, 2007. On July 19, 2007, we issued the $1.50 per share dividend in the total amount of $30.8 million. Then, on November 1, 2007 we paid an additional $0.60 per share dividend to stockholders which brings the cumulative dividends paid to stockholders to $2.10 per share or approximately $43.2 million. The amount and timing of any additional distributions paid to stockholders in connection with the liquidation and dissolution of the Company are subject to uncertainties and depend on the resolution of certain contingencies more fully described in this Form 10-Q/A, in the proxy statement and elsewhere in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

As permitted by the plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  As a result of the effectiveness of the certificate of dissolution, the Company was dissolved and, except to the limited extent provided for by Delaware law, its corporate existence ceased.  Among the effects of dissolution on a corporation are that the transferrable character of its equity securities is destroyed and the corporation may no longer issue additional capital stock.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and discontinued recording transfers of shares of its common stock.  However, following June 24, 2010, there has been limited trading on the OTCQB of what purports to be the Company’s common stock.  Because the common stock, or the rights that its holders now have as a result of the dissolution of the Company, are not in fact transferrable, this trading represents trading of the beneficial interests held by the Company’s stockholders at the time of the dissolution, among street name holders of those rights.  Since the Company’s stock transfer books are closed, none of the purchasers of the rights changing hands on the OTCQB would be able to obtain, should they so desire, a certificate representing ownership of a share of the Company’s common stock.

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

As a result of the Company’s progress, as of the date of the filing of this Form 10-Q/A, the Company had only five non-operating U.S. entities remaining to be dissolved, four of which are direct and indirect parties to the Mexico arbitration discussed above and will not be dissolved until the final resolution and payment of that claim.  All of the Company’s foreign subsidiaries have been dissolved, with the exception of the one dormant entity in El Salvador that never conducted operations.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-Q/A. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures are not effective because (1) the Company has not required SAS 70 reports and is not receiving timely audited financial statements from the servicers of the Company’s consumer receivable portfolios, and (2) the Company lacks adequate supervision, segregation of duties,  and technical accounting expertise necessary for an effective system of internal control and timely financial reporting.  In an effort to mitigate these material weaknesses, the Company’s management has conducted tests to determine the accuracy and completeness of the Company’s consumer receivable portfolios. The Company also receives detailed reports at least monthly from the companies servicing these receivable portfolios. The Chief Executive Officer, Chief Financial Officer and Senior Accountant all review these reports for any unusual items and meet with representatives of the servicers to review the status of the portfolios and discuss any unusual items. All of our financial reporting is carried out by our Chief Financial Officer and Senior Accountant with the assistance of third parties from time to time. The lack of accounting staff and dependence on third party assistance results in a lack of segregation of duties and at times a lack of sufficient accounting technical expertise which could impact our financial reporting function. In order to mitigate this control deficiency to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer, Chief Financial Officer as well as the Board for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies in a cost effective manner, the Company will attempt to implement the control.

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

Pursuant to the Dissolution Stipulation and in accordance with its plan of dissolution, on March 26, 2010 the Company filed a certificate of dissolution with the Delaware Secretary of State which became effective on June 24, 2010.  Accordingly, immediately after the close of business on June 24, 2010, the Company closed its stock transfer books and discontinued recording transfers of shares of its common stock.  Since June 24, 2010, there has only been limited trading activity among street name holders on the OTCQB of beneficial interests held by the Company’s stockholders at the time of dissolution.

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

October 15, 2010